Form 10QSB
period 1996-06-30
NITE LITE USA LTD
filed 1996-11-25
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)
                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                  [ ]TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to__________


                       Commission File Number 33-21546-D


                              NITE-LITE USA, LTD.
       (Exact name of small business issuer as specified in its charter)


             Colorado                                 84-1108035
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)


       c/o Paul Lavor, 444 Madison Avenue, Suite 303, New York, NY 10022
                    (Address of principal executive offices)


                                 (212) 750-7878
                          (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                        Yes x   No

    1,200,000 shares of Common Stock, $.0001 par value, outstanding on June 30, 1996.

                              NITE-LITE USA, LTD.


                               Table of Contents

                                                         Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheets at June 30, 1996 and
     December 31, 1995                                      3

     Statements of Operations
     For Three and Six Months Ended June 30,1996
     and June 30,1995                                       4

     Statements of Cash Flows
     For Six Months Ended June 30, 1996
     For Three Months Ended June 30, 1995                   5

     Notes to Financial Statements                          6


Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                           7


PART II -- OTHER INFORMATION                                8


SIGNATURES                                                  9

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996.
For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1995.

                              NITE-LITE USA, LTD.
                      (Formerly Unified Industries, Inc.)
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                       June 30,            December 31,
                                             1996                    1995
                                     ASSETS

CURRENT ASSETS                        $          -          $           -

OTHER ASSETS:
     Organization costs,
          net of amortization                    -                      -

          TOTAL ASSETS                $          0          $           0

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                 $          0          $       1,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value,
     100,000,000 shares authorized,
     no shares issued and outstand-
     ing                                         -                      -

     Common stock, no par value,
     500,000,000 shares authorized,
     3,000,000 shares issued and
     outstanding                      $     92,739         $       91,839

     Additional paid-in-capital             45,975                  1,875

     (Deficit) accumulated during
          the development stage           (138,714)               (94,714)

          TOTAL STOCKHOLDERS' EQUITY
               (DEFICIT)                         0                 (1,000)
          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY $            0         $            0

The accompanying notes are an integral part of these financial statements.

                              NITE-LITE USA, LTD.
                      (Formerly Unified Industries, Inc.)
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                      For the Three Months                       For the Six Months
                               Ended                                  Ended For February 12, 1988
                                                                  (Inception) through
                       June 30,         June 30,        June 30,      June 30,   June 30,
                          1996             1995            1996        1995        1996

REVENUES                $         -     $      -     $         -    $     -    $         -

OPERATING EXPENSES:

     Amortization                 -            -               -          -            750
     Accounting                   -            -           3,025          -          8,861
     Bad debts                    -            -               -          -         58,947
     Consulting fees         16,750            -          21,750          -         21,750
     Directors' fees              -            -               -          -            876
     Legal fees               1,000            -           2,000          -         21,755
     Office supplies              -            -               -          -            388
     Organizational
     expenses and fees       14,975            -          14,975          -         14,975
     Rent expense                 -            -               -          -          1,875
     Transfer and
     filing fees              1,500           40           2,250         80          5,313
     Travel expense               -            -               -          -         12,452

     TOTAL OPERATING         ------         ----         -------         --        -------
     EXPENSES                34,225           40          44,000         80        147,942

NET (LOSS) BEFORE
     OTHER INCOME
     AND (EXPENSE)          (34,225)         (40)        (44,000)       (80)      (147,942)

OTHER INCOME AND
     (EXPENSES):

     Interest income              -            -              -           -          9,228

     TOTAL OTHER INCOME
       (EXPENSES)                 -            -              -           -          9,228

NET INCOME (LOSS)       $   (34,225)    $    (40)    $  (44,000)    $   (80)   $  (138,714)

NET INCOME (LOSS)
  PER SHARE             $       N/A     $    N/A     $      N/A    $   N/A     $       N/A

The accompanying notes are an integral part of these financial statements.

                              NITE-LITE USA, LTD.
                      (Formerly Unified Industries, Inc.)
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                     For the Six Months
                                       Ended June 30,          February 12, 1988
                                                              (Inception) through
                                      1996        1995         June 30, 1996
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net loss                        $ (44,000)    $   (80)      $ (138,714)

 Adjustments to reconcile
   net loss to net cash
   used by operating activities:

   Amortization                          -           -              750
   Rent provided without charge          -           -            1,875
   Decrease in current assets
      other than cash                    -           -           50,000

 Increase (decrease) in
    current liabilities             (1,000)         80                0

 Net Cash Used in
    Operations                   $ (45,000)    $     0       $  (86,089)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
   Loan to Merger Candidate      $       -     $     -       $  (50,000)

   Net Cash Used in
     Investing Activities        $       -     $     -       $  (50,000)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from issuance
     of stock                    $  45,000     $     -       $  155,000
   Organization costs                    -           -             (750)
   Offering costs                        -           -          (18,161)

   Net Cash Provided by
     Financing Activities        $  45,000     $     -       $  136,089

Net Increase in Cash             $       0     $     0       $        0

CASH, BEGINNING OF THE PERIOD    $       0     $     0       $        0

CASH, END OF THE PERIOD          $       0     $     0       $        0

The accompanying notes are an integral part of these financial statements.

                              NITE-LITE USA, LTD.
                      (Formerly Unified Industries, Inc.)
                        (A Development Stage Enterprise)

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                     For the Six Months Ended June 30, 1996

                    Common Stock        Common Stock      Additional   Deficit       Total
                    Number of           Amount            Paid-In      Accumulated   Stockholders'
                    Shares                                Capital      during the    Equity (Deficit)
                                                                       Development
                                                                       Stage
Balance,
January 1, 1996     3,000,000           $ 91,839         $ 1,875       $ (94,714)    $ (1,000)

April 1996
9,000,000 shares
issued at $0.0001
par value, at an
effective price of
$0.005,             9,000,000                900          44,100                       45,000

April 1996
1 for 10 reverse
split             (10,800,000)                 -               -               -            -
Net (loss) for
the Six Months
Ended June 30,
1996,                     -                    -               -         (44,000)     (44,000)

Balance,
June 30, 1996,
                    1,200,000           $ 92,739         $45,975       $(138,714)    $      0
                    =========           ========         =======        ========     ========

The accompanying notes are an integral part of these financial statements.

                              NITE-LITE USA, LTD.
                      (Formerly Unified Industries, Inc.)
                        (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

Note 1 - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company has been in the development stage since its formation on February 12, 1988. It has been formed to seek potential business acquisitions. Its activities since inception are primarily related to its initial public offering and the merger activities discussed in Note 4.

     Accounting Method
The Company records income and expenses on the accrual method.

     Organization Costs
Costs incurred in organizing the Company were amortized over a sixty-month period.

     Deferred Offering Costs
Costs associated with the Company's initial public offering have been charged to the proceeds of the offering.

Note 2 - CAPITALIZATION
On March 7, 1989, the Company closed its initial public offering realizing proceeds of $81,839, net of $18,161 in offering expenses. After the completion of the public offering, there were 3,000,000 shares of the Company's common stock outstanding, along with 2,000,000 Class "A" common stock purchase warrants.

In April of 1996, Nite-Lite declared a 1 for 10 reverse split of its common stock.

Note 3 - MERGER ACTIVITIES
On March 8, 1989, the Company submitted a letter of intent to merge with Nite-Lite Limited, a Delaware corporation, in which the Company would acquire 100% of the issued and outstanding common stock of Nite-Lite, Limited, for 17,000,000 restricted shares of the Company's stock.

On April 4, 1989, the Company issued a $50,000 bridge loan at 12%, due October 4, 1989, to Nite-Lite, Limited. The bridge loan was unsecured.
The Company changed its name from Unified Industries, Inc. to Nite-Lite USA, Ltd., in anticipation of a successful merger. However, on September 6, 1989, Nite-Lite, Limited, informed the Company of its intention to terminate the merger negotiations.

On March 12, 1991, a judgment was received from the District Court of Denver for $50,000 (bridge loan) plus accrued interest of $8,947 as of March 31, 1991, and $9,727.15 for attorney fees and court costs.

Management has written off the bridge loan and interest as of June 30, 1991, as these monies have not been collectible.

Subsequent to the end of this period, the Company reached an Agreement in principal to acquire 100% of the capital stock of Concorde Strategies Group, Inc. Although no formal acquisition agreement has been entered into and no assurances can be given that such an agreement will in fact be entered into in the near future. Concorde Strategies Group, Inc. was formed in 1996 and also has no operating history.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations:

Until fiscal 1992, Registrant had generated only interest income since its inception. Commencing in fiscal 1992, Registrants available cash was reduced to a level where it ceased to generate any interest revenues at all. Following the write-off of the judgement obtained against Nite-Lite, Limited, a Delaware corporation, Registrant has no realistic expectation of any future revenues, including interest income since its cash position has been depleted to a balance of $-0- as of December 31, 1995, a situation which has continued ever since.

In April, 1996, Registrant undertook a private placement of its securities pursuant to the provisions of Rule 504 under Regulation D under the Securities Act of 1933, as amended, whereby it issued 9,000,000 shares of its Common Stock in exchange for the satisfaction of $45,000 in debts owed by the Registrant.

Also in April 1996, Registrant effected a 1-for-10 reverse split of its common stock as the result of which the Company had, following the aforesaid private offering, 1,200,000 shares issued and outstanding. This reverse split was effected in anticipation of management's renewed efforts to find a suitable business opportunity for the Company.

Liquidity and Capital Resources:

Registrant anticipates that operating costs will be severely limited in the future. At present, the Company is virtually wholly dependent upon the willingness of management to advance to the Company adequate funds to cover any expenses incurred in its operations until such time, if ever, as the Company is able to identify a viable acquisition, merger candidate or suitable business opportunity.

Possible Change in Control:

In October, 1996, following the end of this period, the Company reached an agreement in principal to acquire 100% of the capital stock of Concorde Strategies Group, Ltd. ("Concorde"), a Delaware corporation formed in February 1996. Concorde plans to engage in the business of acquiring, financing and assisting in the development of smaller private companies engaged in diverse industries. Although still considered to be in its development stage, Concorde has entered into an agreement to acquire 100% of a New York based importer and wholesale distributor of hand-made Italian men's clothing, inlcuding suites, sports coats, slacks and oversoats. However, as of the date hereof no formal acquisition agreement has yet been executed by the Company and Concorde, and no assurance can be given that such an agreement will in fact be executed in the future.

                             OTHER INFORMATION

Item 1.  Legal Procedures
         None

Item 2.  Change in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.   Submission of Matters to a Vote of Security Holders.
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports of Form 8-K
                   None

                                SIGNATURES





Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                            NITE-LITE USA, LTD.



                                            By:    /s/Gera Laun
                                                      Gera Laun,
                                                      Secretary


Dated: October 11, 1996