Form 10QSB
period 1996-09-30
NITE LITE USA LTD
filed 1996-12-11
CIK 832488

US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


           (Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                  [ ]TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to__________


                       Commission File Number 33-21546-D


                        CONCORDE STRATEGIES GROUP, INC.
                         (formerly Nite-Lite USA, Ltd.)
       (Exact name of small business issuer as specified in its charter)

          Colorado                                     84-1108035
     (State or other jurisdiction of      (IRS Employer Identification No.)
       incorporation or organization)

  c/o Ameristar Group Inc., 444 Madison Avenue, Suite 1710, New York, NY 10022
                    (Address of principal executive offices)

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

              1,200,000 shares of Common Stock, $.0001 par value,
                       outstanding on September 30, 1996.

                              NITE-LITE USA, LTD.

                               Table of Contents
                                                                    Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheets at September 30, 1996 and                         3
     December 31, 1995

     Statements of Operations For Three and Nine
     Months Ended September 30,1996 and September 30,1995             4

     Statements of Cash Flows For Nine Months Ended
     September 30, 1996 and From Inception
     (February 12, 1988 to September 30, 1995                         5

     Notes to Financial Statements                                    6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                7


PART II -- OTHER INFORMATION                                          8


SIGNATURES                                                            9

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the year ending
December 31, 1996. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1995.

                              NITE-LITE USA, LTD.
                      (Formerly Unified Industries, Inc.)
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS


                             September 30,             December 31,
                                     1996                     1995

                                              ASSETS

CURRENT ASSETS                     $          -           $          -
                                            ---                    ---
OTHER ASSETS:
  Organization costs,
     net of amortization                      -                      -
                                            ---                    ---
     TOTAL ASSETS                  $          0           $          0
                                            ===                    ===

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                 $     15,000           $      1,000
  Advances (Note 4)                      32,821
                                         -----                   -----
     TOTAL CURRENT LIABILITIES           47,821                  1,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
  100,000,000 shares authorized,
  no shares issued and outstand-
  ing                                         -                      -

  Common stock, no par value,
  500,000,000 shares authorized,
  1,200,000 shares issued and
  outstanding                      $     92,739           $     91,839

  Additional paid-in-capital             45,975                  1,875
  (Deficit) accumulated during
     the development stage             (186,535)               (94,714)
                                        -------                 ------
     TOTAL STOCKHOLDERS' EQUITY
       (DEFICIT)                        (47,821)                (1,000)

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $          0           $          0
                                        =======                 ======

The accompanying notes are an integral part of these financial statements.

                              NITE-LITE USA, LTD.
                      (Formerly Unified Industries, Inc.)
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                       For the Three Months Ended         For the Nine Months Ended               The Period
                                                                                                 02/12/88 to
                      September 30,  September 30,       September 30,  September 30,    (Inception) through
                          1996           1995                1996           1995               Sept.30, 1996
REVENUES                 $       -      $       -           $       -      $       -              $        -
                              ----           ----                ----           ----                    ----
OPERATING EXPENSES:
     Amortization                -              -                   -              -                     750
     Accounting                500              -               3,525              -                   9,361
     Bad debts                   -              -                   -              -                  58,947
     Consulting fees        30,000              -              51,750              -                  51,750
     Directors' fees             -              -                   -              -                     876
     Legal fees             15,125              -              17,125              -                  36,880
     Office supplies             -              -                   -              -                     388
     Organizational
     expenses and fees       1,448              -              16,423              -                  16,423
     Rent expense                -              -                   -              -                   1,875
     Transfer and
     filing fees               748             40               2,998            120                   6,061
     Travel expense              -              -                   -              -                  12,452
                            ------           ----              ------           ----                --------
     TOTAL OPERATING
     EXPENSES               47,821             40              91,821            120                 195,763
                            ------           ----              ------           ----                --------
NET (LOSS) BEFORE
     OTHER INCOME
     AND (EXPENSE)         (47,821)           (40)            (91,821)          (120)               (195,763)
OTHER INCOME AND
     (EXPENSES):

     Interest income             -              -                   -              -                   9,228

     TOTAL OTHER INCOME
       (EXPENSES)                -              -                   -              -                   9,228

NET INCOME (LOSS)        $ (47,821)     $     (40)          $ (91,821)     $    (120)             $ (186,535)
                            ======           ====              ======           ====                 =======
NET INCOME (LOSS)
  PER SHARE              $     N/A      $     N/A           $     N/A      $     N/A              $      N/A
                            ======           ====              ======           ====                 =======

The accompanying notes are an integral part of these financial statements.

                              NITE-LITE USA, LTD.
                      (Formerly Unified Industries, Inc.)
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                     For the Nine Months Ended
                                        September 30,                        For February 12, 1988
                                                                             (Inception) through
                                     1996             1995                   September 30, 1996
                                     -----------      -----------            ----------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net loss                            $   (91,821)     $      (120)           $  (186,535)

 Adjustments to reconcile
      net loss to net cash
      used by operating activities:

      Amortization                             -                -                    750
      Rent provided without charge             -                -                  1,875
      Decrease in current assets
        other than cash                        -                -                 50,000

 Increase (decrease) in
      current liabilities                 46,821              120                 47,821
                                     -----------      -----------            -----------
 Net Cash Used in
      Operations                     $   (45,000)     $         0            $   (86,089)
                                     -----------      -----------            -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES:

 Loan to Merger Candidate            $         -      $         -            $   (50,000)

 Net Cash Used in
      Investing Activities           $         -      $         -            $   (50,000)
                                     -----------      -----------            -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:

 Proceeds from issuance
      of stock                       $    45,000      $         -            $   155,000
 Organization costs                            -                -                   (750)
 Offering costs                                -                -                (18,161)
                                     -----------      -----------            -----------
 Net Cash Provided by
      Financing Activities           $    45,000      $         -            $   136,089
                                     -----------      -----------            -----------
Net Increase in Cash                 $         0      $         0            $         0

CASH, BEGINNING OF THE PERIOD        $         0      $         0            $         0
                                      ----------       ----------             ----------
CASH, END OF THE PERIOD              $         0      $         0            $         0
                                      ==========       ==========             ==========

The accompanying notes are an integral part of these financial statements.

                              NITE-LITE USA, LTD.
                      (Formerly Unified Industries, Inc.)
                        (A Development Stage Enterprise)

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  For the Nine Months Ended September 30, 1996
                      Common         Common      Additional    Deficit              Total
                      Stock          Stock       Paid-In       Accumulated          Stockholders'
                      Number of      Amount      Capital       during the           Equity
                      Shares                                   Development stage   (Deficit)
                      ---------      ------      ----------    -----------------    ------------

Balance,
January 1, 1995       3,000,000      $91,839     $1,875        $(94,714)            $(1,000)

April 1996
9,000,000 shares
issued at $ 0.0001
par value, at an
effective price of
$0.005                9,000,000          900     44,100               -              45,000

April 1996
1 for 10 reverse
split,              (10,800,000)           -          -               -                   -

Net (loss) for
the Nine Months
Ended
September 30, 1996            -            -          -         (91,821)            (91,821)
-------------------------------------------------------------------------------------------
Balance
September 30, 1996,   1,200,000      $92,739    $45,975       $(186,535)           $(47,821)
===========================================================================================


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

In April of 1996, Nits-Lite declared a 1 for 10 reverse split of its common stock.


Note 3 - MERGER ACTIVITIES
On March 8, 1989, the Company submitted a letter of intent to merge with Nits-Lite Limited, a Delaware corporation, in which the Company would acquire 100% of the issued and outstanding common stock of Nits-Lite, Limited, for 17,000,000 restricted shares of the Company's stock.

On April 4, 1989, the Company issued a $50,000 bridge loan at 12%, due October 4, 1989, to Nits-Lite, Limited. The bridge loan was unsecured.

The Company changed its name from Unified Industries, Inc. to Nits-Lite USA, Ltd., in anticipation of a successful merger. However, on September 6, 1989, Nits-Lite, Limited, informed the Company of its intention to terminate the merger negotiations.

On March 12, 1991, a judgment was received from the District Court of Denver for $50,000 (bridge loan) plus accrued interest of $8,947 as of March 31, 1991, and $9,727.15 for attorney fees and court costs.

Management has written off the bridge loan and interest as of June 30, 1991, as these monies have not been collectible.

During February 1996, the Company reached an Agreement in principal to acquire 100% of the capital stock of Concorde Strategies Group, Ltd.
(a Delaware corporation). A formal acquisition agreement was entered into on September 23, 1996, subject to completion of certain conditions precedent to a closing of the contemplated transaction. There can be no assurances that such conditions will in fact be met by the parties or that the transaction contemplated by the agreement will in fact be closed in the near future. Concorde Strategies Group, Ltd. was formed in 1996 and has no operating history.


Note 4 - RELATED PARTY TRANSACTIONS
The Company has received advances of monies for operating expenses from two related companies. This loan is non-interest bearing.


Note 5 - NAME CHANGED
The corporate name has been changed from Nits-Lite USA, Ltd. to Concorde Strategies Group, Inc. (a Colorado corporation) effective October 30, 1996.

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

Liquidity and Capital Resources:

Registrant anticipates that its ability to pay operating costs will be severely limited in the future. At present, the Company is virtually wholly dependent upon the willingness of management to advance to the Company adequate funds to cover any expenses incurred in its operations until such time, if ever, as the Company is able to identify and conclude a viable acquisition, merger candidate or suitable business opportunity.

Possible Change in Control:

By formal Agreement dated as of September 23, 1996, the Company agreed to acquire 100% of the capital stock of Concorde Strategies Group, Ltd. ("Concorde"), a Delaware corporation formed in February 1996. Concorde plans to engage in the business of acquiring, financing and assisting in the development of smaller private companies engaged in diverse industries. Although still considered to be in its development stage, Concorde has entered into an agreement to acquire 100% of a New York based importer and wholesale distributor of hand-made Italian men's clothing, including suites, sports coats, slacks and overcoats. However, the acquisition agreement with Concorde is subject to completion of certain enumerated conditions precedent before a closing can be had and the acquisition finalized. Among such conditions is a requirement that Concorde deliver audited financial statements. There can be no assurance that the conditions precedent enumerated in the acquisition agreement will in fact be met or, even if they are ultimately met, when such conditions will be completed and the acquisition of Concorde be finalized.

                               OTHER INFORMATION

Item 1.  Legal Procedures
         None

Item 2.  Change in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.   Submission of Matters to a Vote of Security Holders.
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports of Form 8-K


    Form 8-K Report dated November 15, 1996 relating to the execution of the Agreement and Plan of Reorganization with Concorde Strategies Group, ltd.

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