Form 10KSB/A
period 1995-12-31
NITE LITE USA LTD
filed 1997-01-21
CIK 832488

FORM 10-KSB/A

                        SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C., 20549
                           __________________________

                       AMENDMENT TO APPLICATION OR REPORT
                   filed pursuant to Section 12, 13 or 15(d)
                     of THE SECURITIES EXCHANGE ACT of 1934

                           __________________________
                      Commission File Number:  33-21546-D



                        CONCORDE STRATEGIES GROUP, INC.
                         (formerly Nite-Lite USA, Ltd.)
             (Exact name of Registrant as specified in its Charter)



                                AMENDMENT NO. 1

    The undersigned registrant hereby amends the following items, financial statements. exhibits or other portion of its Annual Report for the year ended December 31, 1995 on Form 10-KSB as set forth on the pages attached hereto:

 (i)  Item 12. Security Ownership of Certain Beneficial Owners and Management.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CONCORDE STRATEGIES GROUP, INC.


                             By:/s/Robert Gordon
                             Robert Gordon, President

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth at the date of this Prospectus the stock ownership of each person known by the Company to be a beneficial owner of five (5%) per cent or more of the Company's Common Stock and by all officers and directors, individually and as a group:

                        Number         Percentage
                        of Shares           of
                        Owned(1)       Class(1)
     Name                    ______________      ___________
Thomas C. LeVine               5,000              0.41%

Paul Lavor                     5,000              0.41%

Chip Kurzenhauser              5,000              0.41%

Karen A. Baker               90,000               7.50%

Al Farina                    83,333               6.94%

John Messina                 83,333               6.94%

Wilmont Holdings Corp.       78,500               6.54%

Remsen Group, Ltd.           78,500               6.54%

Paul Vacaro(2)               60,050               5.00%

Officers & Directors as
a group (3 persons)               15,000          1.23%

____________________________
(1) Assumes a total number of shares outstanding of 1,200,000 shares.
(2) Includes 17,050 shares owned by Vaccaro & Associates Inc., a corporation of which Mr. Paul Vaccaro is a principal shareholder and control person

                                10