Form 10KSB
period 1996-12-31
CONCORDE STRATEGIES GROUP INC
filed 1997-04-02
CIK 832488

SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C., 20549

                           FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
              of the Securities Exchange Act of 1934
                    __________________________
           For the Fiscal Year Ended December 31, 1996
                Commission File Number: 33-21546-D

                CONCORDE STRATEGIES GROUP, INC.
                 (formerly NITE-LITE USA, LTD.)
     (Exact name of Registrant as specified in its Charter)

          Colorado                            84-1108035
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)         Ident. Number)

       444 Madison Avenue, Suite 1710, New York, NY 10022
     (Address of principal executive offices)   (zip code)

     2189 S. Kenton Court, Aurora, Colorado       80014
     (Former Address)                           zip code)
                          (212) 317-0060
          (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 15(d) of the Act:
          Title of each class            Name of each exchange
                                         on which registered
          Common Stock, no par value     None

     Indicate by check mark whether the Registrant (1) has filed all reportsrequired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. At March 27, 1997 1,200,000 shares of Common Stock, no par value were outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K  [   ]

     The aggregate market value of the voting stock held by non-affiliates of registrant on March 24, 1997 was $386,250.



                          FORM 10-KSB
                CONCORDE STRATEGIES GROUP, INC.
                 (formerly NITE-LITE USA, LTD.)

                       TABLE OF CONTENTS
Item
 No.                   Description                          Page

                              PART I

1.   Business                                                3
2.   Properties                                              5
3.   Legal Proceedings                                       5
4.   Submission of Matters to a Vote
     of Security Holders                                     5

                             PART II

5.   Market for Registrant's Common Equity
     and Related Stockholder Matters                         6
6.   Selected Financial Data                                 6
7.   Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations                                              7
8.   Financial Statements                                    8
9.   Disagreements on Accounting and
     Financial Disclosure                                   17

                             PART III

10.  Directors and Executive Officers
     of the Registrant                                      17
11.  Executive Compensation                                 18
12.  Security Ownership of Certain
     Beneficial Owners and Management                       19
13.  Certain Relationships and
     Related Transactions                                   19

                             PART IV

14.  Exhibits, Financial Statement
     Schedules and Reports on Form 8-K                      20
Signatures                                                  21
                         FORM 10-KSB
                 CONCORDE STRATEGIES GROUP, INC.
                 (formerly NITE-LITE USA, LTD.)
                       December 31, 1996

PART I

ITEM 1. BUSINESS:  Introduction.

     Concorde Strategies Group, Inc. (formerly Nite-Lite USA,
Ltd.)
("Registrant" or the "Company") is a development stage company formed under the laws of the state of Colorado for the purpose of participating, either through acquisition or merger, in a viable business opportunity. Registrant has since its inception been evaluating various privately held companies which management believed could be viable business opportunities.

     On March 7, 1989, Registrant completed its initial public offering and sold 2,000,000 Units at $0.05 per Unit, and received total gross proceeds of $100,000. Each Unit consisted of one share of common stock and one Class A common stock purchase warrant and one class B common stock purchase warrant. Each Class A warrant entitled the holder to purchase at a price of $0.50, one additional share of common stock and one Class B common stock purchase warrant. Each Class B warrant entitled the holder to purchase one
additional share of common stock at a price of $1.00.   All of
these warrants, Class A and Class B, which had originally been extended to January 15, 1992, have since expired and none remain issued or outstanding. The Company never received any proceeds from the exercise of any warrants. Subsequently, in April 1996, Registrant declared a 1-for-10 reverse split of its common stock.

     In mid-1989, Registrant tentatively agreed to acquire,
through
a transaction amounting to an exchange of shares, Nite-Lite, Limited ("Limited"), a Delaware corporation. During the negotia-tions leading up to, and as part of, the anticipated business combination with Limited, Registrant changed its name to Nite-Lite
USA, Ltd. and made a six month, 12%, bridge loan to Limited in the
amount of $50,000. Subsequently, the anticipated business combi-nation with Limited failed to occur and Limited failed to repay the bridge loan.  In October, 1989 Registrant made a formal demand for
repayment upon Limited and, when Limited failed to repay the loan amount, Registrant retained legal counsel to pursue collection from
Limited.  In February 1990, Registrant, through its attorney filed
legal action in Denver District Court in an attempt to recover the
amount of the bridge loan, plus interest and costs of collection. In March 1991 a judgement was recovered from the District Court of
Denver for $50,000 plus accrued interest of $8,415.21 and
$9,517.51
for attorney fees and court costs. Management was unsuccessful in collecting this judgement from Limited and, as of June 30, 1991, Registrant elected to write off the bridge loan as uncollectible.

Present Operations.
     At present, Registrant has no business operations and no assets or available cash. It is not anticipated that Registrant will have any operations until the closing of its planned acquisition of Concorde Management, Ltd. ("Concorde"), formerly Concorde Strategies Group, Ltd. On September 23, 1996, the Company entered into an Agreement and Plan of Reorganization pursuant to which it intends to acquire 100 percent of the issued and outstanding capital stock of Concorde.

     Concorde intends to engage in the business of acquiring small growing companies in diverse industries, provide value added management services to those companies, and assist with capital formation. These companies will become wholly owned, or majority owned, subsidiaries of Concorde.

     Concorde's objective is to better meet the needs of growing companies that may have had difficulty obtaining capital from traditional sources such as banks, large asset based lenders, and the public securities markets. Also, Concorde believes that its opportunity is enhanced because of the consolidation in the commercial banking industry and the emphasis in investment banking toward increasingly larger financings. The resulting diminishing of available capital has affected the flow to smaller companies, where the need for capital is the most critical.

     Concorde's approach is to develop "partnerships" with companies having exceptional management in order to improve the long term value of a business. The participation of management through equity based compensation and stock ownership is a crucial ingredient of Concorde's plan.

     Concorde entered into an Agreement and Plan of Reorganization with L'Abbigliamento, Ltd., a New York based manufacturer and wholesale distributor of Italian made men's clothing, on March 19,
1996. Under the terms of this Agreement, which was completed on October 7, 1996, Concorde acquired all of the outstanding shares of capital stock of L'Abbigliamento, Ltd., in exchange for 100 percent of the shares of Concorde's Class A Convertible Redeemable Preferred Stock, and L'Abbigliamento, Ltd. became a wholly owned subsidiary of Concorde.

Competition.

     Registrant is, and is expected to remain, an insignificant entity among a great many other companies who are engaged in mergers and acquisitions of other business entities. There are many established venture capital and financial concerns seeking to attract merger or acquisition candidates, virtually all of which have significantly greater financial and personnel resources and technical expertise than Registrant.

ITEM 2. PROPERTIES

Facilities

     The Company utilizes the offices of Ameristar Group
Incorporated ("Ameristar"), which serves as a consultant to
Concorde.   Pending the completion of the Concorde acquisition,
the
Company has the use of its offices rent free.

Employees

     The Company has no full time employees except for its President, Mr. Robert Gordon. The officers and directors, all of whom are engaged in other full time business activities, devote so much of their time to the affairs of the Company as is required.

ITEM 3. LEGAL PROCEEDINGS

     The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any proceed-ings in which the Company is a party. The Company also knows of no legal action pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 21, 1996, a special meeting of the Shareholders of
Nite-Lite USA, Ltd. was held and a motion was made and unanimously approved to change the name of the Company to Concorde Strategies Group, Inc. No other matters were voted on at this meeting. Subsequently, an Article of Amendment to the Articles of Incorporation for the name change was submitted to the State of Colorado and it was filed on October 30, 1996.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Units sold in the Company's public offering had been trading on a limited basis, with only a limited trading market for the Shares having ever been established. The principal market on which the Company's securities have in the past traded was the over-the-counter market in the "pink sheets."

     There had not been any trading market in the Company's securities from July 19, 1989 through March 24, 1997. The stock resumed trading on March 24, 1997 under the symbol "CSGG" on the Electronic Bulletin Board. The number of record shareholders of the
Company's Common Stock on March 24, 1997 was 232. There currently is one market maker for the Company's securities.

     The Company has not paid any dividends and, there are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, is determined by the Board of Directors based upon conditions then existing. There are no restrictions on the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Summary Balance Sheet Data:   YEAR ENDED DECEMBER 31,
                                          1996      1995
Total Assets                       $     -0-      $     -0-
Total Current Assets                     -0-            -0-
Total Liabilities                    105,543          1,000
Retained Earnings (Deficit)         (244,527)      (94,714)
Stockholders' Equity.              $(105,543)     $ (1,000)

Summary Earnings Data:         YEAR ENDED DECEMBER 31,
                                          1996      1995
Revenues                           $     -0-      $     -0-
Selling, general &
administrative expense                  149,543        160
Income (loss) from operations           (149,543)  (   160)
Net Income (Loss)                       (149,543)  (   160)
Earnings (Loss) per
Share                              $     n/a      $      n/a

     The foregoing is selected financial information only, and is qualified by the financial statements and the notes thereto, in their entirety, which are set forth elsewhere in this Report.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

     Until fiscal 1992, Registrant had generated only interest income since its inception. Commencing in fiscal 1992, Registrants available cash was reduced to a level where it ceased to generate any interest revenues at all. Following the write-off of the judgement obtained against Nite-Lite, Limited, a Delaware corporation, Registrant has no realistic expectation of any future revenues, including interest income since its cash position has been depleted to a balance of $-0- as of December 31, 1996, a situation which has continued ever since.

     In April, 1996, Registrant undertook a private placement of its securities pursuant to the provisions of  Regulation D under the Securities Act of 1933, as amended, whereby it issued
9,000,000
shares of its Common Stock in exchange for the satisfaction of $45,000 in debts owed by the Registrant.

     Also in April 1996, Registrant effected a 1-for-10 reverse split of its common stock as the result of which the Company had, following the aforesaid private offering, 1,200,000 shares issued and outstanding. This reverse split was effected in anticipation of management's renewed efforts to find a suitable business opportunity for the Company.

Liquidity and Capital Resources:

     Registrant anticipates that operating costs will be severely limited in the future. At present, the Company is virtually wholly dependent upon the willingness of management and Ameristar to advance to the Company adequate funds to cover any expenses incurred in its operations until such time, if ever, as the Company is able to complete the Concorde acquisition or otherwise identify and conclude a viable acquisition, merger candidate or suitable business opportunity.

Possible Change in Control:

     By formal Agreement dated as of September 23, 1996, the Company agreed to acquire 100% of the capital stock of Concorde Strategies Group, Ltd. ("Concorde"), a Delaware corporation formed in February 1996. Concorde plans to engage in the business of acquiring, financing and assisting in the development of smaller private companies engaged in diverse industries. Although still considered to be in its development stage, Concorde has entered into and completed an agreement to acquire 100 per cent of the outstanding capital stock of L'Abbigliamento, Ltd. Based in Lawrence, New York, L'Abbigliamento, Ltd. is an importer and wholesale distributor of men's clothing manufactured in Italy, including suits, sports coats, slacks and overcoats. However, the acquisition agreement with Concorde is subject to completion of certain enumerated conditions precedent before a closing can be had and the acquisition finalized. Among such conditions is a requirement that Concorde deliver audited financial statements. There can be no assurance that the conditions precedent enumerated in the acquisition agreement will in fact be met or, even if they are ultimately met, when such conditions will be completed and the acquisition of Concorde be finalized.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

For the Year Ended December 31, 1996:

                                                     Reference

Report of Janet Loss, C.P.A., P.C.,
Independent Certified Public Accountants              F-10

Consolidated Financial Statements:

    Balance Sheet                                     F-11

    Statement of Operations                           F-12

    Statement of Cash Flows                           F-13

    Statement of Stockholder's
    Equity    (Deficit)                               F-14

Notes to Financial Statements                              F-15,
16

                        Janet Loss, C.P.A., P.C.
                       Certified Public Accountant
                   9101 East Kenyon Avenue, Suite 2000
                         Denver, Colorado 80237





Board of Directors
Concorde Strategies Group, Inc.
(Formerly Nite-Lite USA, Ltd.)
444 Madison Avenue, Suite 1710
New York, New York 10022


I have audited the accompanying balance sheets of Concorde Strategies Group, Inc. (f/k/a Nite-Lite USA, Ltd.) (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted accounting standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based upon my examination and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Concorde Strategies Group, Inc. as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.






/s/Janet Loss
Janet Loss, C.P.A., P.C.

March 25, 1997
                      CONCORDE STRATEGIES GROUP, INC.
                      (Formerly Nite-Lite USA, Ltd.)
                     (A Development Stage Enterprise)

                              BALANCE SHEETS

                        December 31, 1996 and 1995

                                            1996          1995


                                  ASSETS

CURRENT ASSETS                       $          -  $          -

OTHER ASSETS:
     Organization costs,
       net of amortization                         -
-

       TOTAL ASSETS                  $          0  $          0


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                   $     26,668  $
1,000

     Due to Ameristar
        Capital Corporation             $     78,875  $
-

       TOTAL CURRENT LIABILITIES        $    105,543  $
1,000

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value,
     100,000,000 shares authorized,
     no shares issued and outstand-
     ing                                        -             -

     Common stock, no par value,
     500,000,000 shares authorized,
     1,200,000 and 3,000,000 shares
     issued and outstanding as of
     December 31, 1996 and 1995      $    136,839     $
91,839

     Additional paid-in-capital             1,875
1,875

     (Deficit) accumulated during
       the development stage             (244,257)
(94,714)

       TOTAL STOCKHOLDERS' EQUITY
          (DEFICIT)                    (105,543)         (1,000)

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY       $          0     $
0


The accompanying notes are an integral part of these financial statements.
                      CONCORDE STRATEGIES GROUP, INC.
                      (Formerly Nite-Lite USA, Ltd.)
                     (A Development Stage Enterprise)

                         STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1996 and 1995


For the Year Ended  For the Year Ended             December 31,
1996    December 31, 1995

INCOME FROM OPERATIONS          $         -             $
-

OPERATING EXPENSES:

     Accounting                          3,800
  -
     Consulting fees                   118,000
        -
     Filing and Egdar fees               1,850
        -
     Legal fees                        22,625
   -
     Office expenses                       415
   -
     Transfer fees                      1,986
 160
     Telephone expense                    424
  -
     Travel expenses                       443
  -

     TOTAL OPERATING
     EXPENSES                         149,543
160

       LOSS FROM OPERATIONS           (149,543)
(160)

OTHER INCOME:

     Interest income                         -
  -

NET (LOSS)                      $  (149,543)            $
(160)

NET (LOSS) PER SHARE            $       N/A             $
N/A

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING            *975,000
*300,000

* Shares reflect a 1-for-10 reverse split






The accompanying notes are an integral part of these financial statements.

                      CONCORDE STRATEGIES GROUP, INC.
                      (Formerly Nite-Lite USA, Ltd.)
                     (A Development Stage Enterprise)

                         STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1996 and 1995



                 For the Year Ended  For the Year Ended
  December 31, 1996   December 31, 1995

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss                           $  (149,543)       $     (160)

Adjustments to reconcile
       net loss to net cash
       used by operating activities:

       Decrease in current assets
          other than cash                    -                  -

       Increase (decrease) in
          current liabilities          104,543                160

     Net Cash Used by Operating
       Activities                   $    45,000       $         0

CASH FLOWS FROM
     INVESTING ACTIVITIES:                    -                -

CASH FLOWS FROM
     FINANCING ACTIVITIES:

     Proceeds from issuance
       of stock                         $    45,000   $         -

  Net Cash Provided by
       Financing Activities             $    45,000   $         0

Net Increase in Cash                 $         0        $       0

CASH, BEGINNING OF THE PERIOD        $         0        $       0

CASH, END OF THE PERIOD              $         0        $       0



The accompanying notes are an integral part of these financial statements.



                                 CONCORDE STRATEGIES GROUP, INC.
                                  (Formerly Nite-Lite USA, Ltd.)
                                 (A Development Stage Enterprise)

                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          For the Years Ended December 31, 1996 and 1995

                                                                 Deficit
                                                       Accumulated    Total
                    Common Stock          Additional  during the   Stockholders'
                    Number of Common Stock  Paid-in   Development    Equity
                     Shares         Amount  Capital   Stage          (Deficit)
Balance,
January 1, 1995  3,000,000   $91,839   $1,875         $(94,554)      $  (840)

Net (loss) for the
Year Ended
December 31, 1995     --        --        --             (160)        (160)

Balance,
December 31, 1995 3,000,000  $91,839   $1,875         $(94,714)      $(1,000)

April 1996,
9,000,000 shares
issued at no par
value at an
effective price
of $0.005        9,000,000   45,000        --             --          45,000

April 1996,
1-for-10 reverse
split          (10,800,000)      --        --             --             --

Net (loss) for
the Year Ended
December 31, 1996   --         --         --          (149,543)   (149,543)

Balance,
December 31, 19961,200,000  $136,839    $1,875       $(244,257)    $(105,543)

The accompanying notes are an integral part of these financial statements.



                 CONCORDE STRATEGIES GROUP, INC.
                  (Formerly Nite-Lite USA, Ltd.)
                 (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS


Note 1 - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company has been in the development stage since its formation on February 12, 1988. It has been formed to seek potential business acquisitions. Its activities since inception are primarily related to its initial public offering and the merger activities discussed in Note 3.

     Accounting Method
     The Company records income and expenses on the accrual method.

     Organization Costs
     Costs incurred in organizing the Company are being amortized over a sixty-month period.

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

In April 1996, the Registrant undertook a private placement of its securities pursuant to the provisions of Rule 504 under Regulation D under the Securities Act of 1933, as amended, whereby it issued 9,000,000 shares of its Common Stock in exchange for the satisfaction of $45,000 in debts owed by the Registrant. Also in April 1996, Registrant effected a 1-for-10 reverse split of its common stock as the result of which the Company had, following the aforesaid private offering, 1,200,000 shares issued and outstanding. This reverse split was effected in anticipation of management's renewed efforts to find a suitable business opportunity for the Company.


Note 3 - MERGER ACTIVITIES
On March 8, 1989, the Company submitted a letter of intent to merge with Nite-Lite Limited, a Delaware corporation, in which the Company would acquire 100% of the issued and outstanding common stock of Nite-Lite, Limited, for 17,000,000 restricted shares of the Company's stock.



                 CONCORDE STRATEGIES GROUP, INC.
                 (Formerly Nite-Lite USA, Ltd.)
                (A Development Stage Enterprise)

                 NOTES TO FINANCIAL STATEMENTS


Note 3 - CONTINUED
On April 4, 1989, the Company issued a $50,000 bridge loan at 12%, due October 4, 1989, to Nite-Lite, Limited. The bridge loan was unsecured.

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

During February 1996, the Company reached an Agreement in principal to acquire 100% of the capital stock of Concorde Management, Ltd. (a Delaware corporation). A formal acquisition agreement was entered into on September 23, 1996, subject to completion of certain conditions precedent to a closing of the contemplated transaction. There can be no assurances that such conditions will in fact be met by the parties or that the transaction contemplated by the agreement will in fact be closed in the near future. Concorde Management, Ltd. was formed and began operations in 1996.


Note 4 - RELATED PARTY TRANSACTIONS
The Company has received advances of monies for its operating expenses from a related company, Ameristar Group Incorporated. The company ("Ameristar") also serves as a consultant to Concorde. In 1996, Concorde utilized the offices of "Ameristar" on a rent-free basis.

The Company has paid consulting fees of $43,000 to its President, $45,000 to "Ameristar" (an affiliate corporation), and $30,000 to a 5% stockholder of the Company.


Note 5 - NAME CHANGED
The corporate name has been changed from Nite-Lite USA, Ltd. to Concorde Strategies Group, Inc. (a Colorado corporation) effective October 30, 1996.
ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

        NAME                      Age       POSITION(S) HELD
Robert Gordon                        61   President, Director
Gera Laun                            32   Secretary
Joseph J.  Messina                   42   Director
Martin I. Saposnick                  50   Director
David A. Vigor                       59   Director

     Profiles of the directors and officers of the Company are set forth below. All directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the Board may be filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors. There is no Executive Committee or other committee of the Board of Directors. Election to the Board of Directors is for a period of one year or until the next shareholder's meeting and elections are ordinarily held at the Company's Annual Meeting of Shareholders. There are no family relationships between officers and directors.

Profiles of Officers and Directors

     ROBERT GORDON is President. Mr. Gordon was previously Executive Vice President of Contex, Inc., an investment banking and consulting firm in Naples, Florida. Prior to Contex, Mr. Gordon was Managing Director of an apparel company, President and Chief Operating officer of a public company that manufactures precision parts and conducted research and development, a management consultant, Executive Vice President of a financial services company, and Director of MIS for Kinney Shoe Corporation. Mr. Gordon has a B.A. degree in Economics from Union College.

     GERA LAUN is Secretary. Ms. Laun is also Secretary and Treasurer of Ameristar Capital Corporation, an equipment leasing company.
Previously, Ms. Laun was Manager, Processing Department of Vendor
Funding Co., Inc. an equipment leasing and asset based lending company. Also, Ms. Laun was Manager, Mail Order Catalog/Retail for
La Shack, Inc.

     JOSEPH J. MESSINA is a Director. He is also Chairman and CEO of both Ameristar Capital Corporation, a lease financing and asset based lender and Ameristar Group Incorporated, an investment banking and financial consulting firm specializing in "small cap" companies. Mr. Messina was previously President and Chief
Operating Officer of Vendor Funding Co., Inc., a subsidiary of the Bank of Ireland First Holdings. Vendor Funding, a national middle market lessor and asset based lender, was co-founded by Mr. Messina and subsequently sold to First NH Banks of Manchester, New
Hampshire. Mr. Messina is a Director of Credit America Venture Capital, an entity formed to acquire the manufacturing and distribution network of Mako Marine International, Inc. He is also a Director of Mako Marine International, Inc., a publicly held corporation, and past President of the Eastern Association of Equipment Lessors.

     MARTIN I. SAPOSNICK is a Director, and is also President of Ameristar Group Incorporated, an investment banking and financial consulting firm specializing in "small cap" companies. Previously Mr. Saposnick was President of Remsen Group, an independent investment banking and financial consulting services company. Prior to Remsen Group, Mr. Saposnick was Chairman of the Board and President of Marsan Securities Co., Inc., a financial services firm, which was a wholly owned subsidiary of Marsan Capital Corporation, a publicly held company. Mr. Saposnick was also Chairman of the Board and President of Marsan Capital Corporation. Previously, Mr. Saposnick was Vice President of Chestman Securities, Co., Inc. and had been Assistant Manager of Specialist Surveillance Division of the New York Stock Exchange. Mr. Saposnick is a graduate of Hunter College and completed graduate studies in Finance and Investments at Baruch College.

     DAVID A. VIGOR is a Director and is also Executive Vice President, Chief Financial Officer and a Director of Phytomed, Inc. an early stage biopharmaceutical company. Previously, Mr. Vigor was Vice President, Finance and Chief Financial Officer of Ohmeda, an international manufacturer of pharmaceuticals and medical devices, which is a Division of BOC Group. In other executive positions with the BOC Group, Mr. Vigor was Vice President, Finance and Information Systems of Gases Western Hemisphere and Vice President, Finance of Ohmeda (A Division of BOC Health Care). Mr. Vigor was also Vice President, Finance for Millipore Corporation, a "Fortune 1000" manufacturer of membrane filters and liquid chromatographs and Vice President, Corporate Information Resources for the Foxboro Company, and Finance Director for foreign subsidiaries of Westinghouse Electric Corporation. Mr. Vigor was an Audit Supervisor for Barton, Mahew & Co. (Ernst & Young). His education includes the Institute of Chartered Accounts in England and Wales and the Executive MBA program at Suffolk University in Boston.



ITEM 11.  EXECUTIVE COMPENSATION

     Robert Gordon, President and a Director of the Company, currently receives $1,000 per week. Payments have been advanced by Ameristar, on behalf of the Company. The total advanced as of December 31, 1996 is $33,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth at the date of this Prospectus the stock ownership of each person known by the Company to be a beneficial owner of five (5%) per cent or more of the Company's
Common Stock and by all officers and directors, individually and as a group:

                           Number         Percentage
                           of Shares             of
Name                     Owned(1)         Class(1)
Robert Gordon               10,000        0.83%

Gera Laun                    3,000        0.25%

Karen A. Baker             90,000         7.50%

Al Farina                  83,333         6.94%

John Messina               83,333       6.94%

Paul Vaccaro(2)            60,050         5.00%

Remsen Group, Ltd.(3)      78,500         6.54%

Wilmont Holdings Corp.(4)     78,500        6.54%

Officers & Directors as
a group (5 persons)(5)        170,000     14.16%
____________________________
(1) Assumes a total number of shares outstanding of 1,200,000 shares.
(2) Includes 17,050 shares owned by Vaccaro & Associates Inc., a corporation of which Mr. Paul Vaccaro is a principal share-holder and control person
(3) Remsen Group, Ltd. is a privately held corporation principally owned and controlled by Mr. Martin I. Saposnick, a director of the Company.
(4) Wilmont Holdings Corp. is a privately held corporation principally owned and controlled by Mr. Joseph J. Messina, a director of the Company.
(5) Included herein are 78,500 shares owned by Wilmont Holdings Corp. and 78,500 shares owned by Remsen Group, Ltd.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

Financial Statements included in this Report:

     Auditors Report of Janet Loss C.P.A., P.C. dated March 24, 1997 together with;

     Consolidated Balance Sheet as of December 31, 1996 and 1995;

     Consolidated Statement of Income and Retained Earnings for the years ended December 31, 1996 and 1995;

     Consolidated Statement of Stockholders' Equity for the year ended December 31, 1996;

     Consolidated Statement of Cash Flows for the years ended
     December 31, 1996 and 1995;

     Notes to Consolidated Financial Statements.

(c)  Form 8-K filings:

     November 15, 1996 - re: Agreement and Plan of Reorganization with Concorde.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                 CONCORDE STRATEGIES GROUP, INC.


Dated: March 27, 1997       By: /s/Robert Gordon
                                        Robert Gordon
                                        President & Principal Execu-
                                        tive  Officer and Principal
                                        Financial and Accounting
                                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 27, 1997      By: /s/Robert Gordon
                                        Robert Gordon
                                        President & Principal
                                        Executive Officer and
                                        Principal Financial and
                                        Accounting Officer

Dated: March 27, 1997      By: /s/Gera Laun
                                        Gera Laun
                                        Secretary

Dated: March 27, 1997      By: /s/Joseph J. Messina
                                        Joseph J. Messina
                                        Director

Dated: March 27, 1997      By: /s/Martin I. Saposnick
                                        Martin I. Saposncik
                                        Director

Dated: March 27, 1997      By: /s/David A. Vigor
                                        David A. Vigor
                                        Director