Form 10QSB
period 1997-03-31
CONCORDE STRATEGIES GROUP INC
filed 1997-05-13
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                          (212) 317-0060
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x   No

1,200,000 shares of Common Stock, no par value, outstanding on March 31, 1997.

                CONCORDE STRATEGIES GROUP, INC.
                  Form 10-QSB Quarterly Report
                       Table of Contents



                                                Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                3

     Unaudited Balance Sheets at March 31, 1997 and
     December 31, 1996                                       4

     Unaudited Statements of Operations For Three
     Months Ended March 31, 1997 and March 31, 1996
     and From Inception (February 12, 1988)
     through March 31, 1997                              5

     Unaudited Statements of Cash Flows For Three
     Months Ended March 31, 1997 and 1996 and From Inception
     (February 12, 1988) to March 31, 1997                   6

     Statement of Stockholders' Equity (Deficit)             7

     Notes to Financial Statements                          8-9

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                           10


PART II -- OTHER INFORMATION                                11


SIGNATURES                                                  11

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1996.

                     CONCORDE STRATEGIES GROUP, INC.
                     (A Development Stage Enterprise)

                           BALANCE SHEETS

                                   March 31,
                                     1997        December 31,
                                   (Unaudited)       1996

                              ASSETS

CURRENT ASSETS                     $         -  $          -

OTHER ASSETS:
  Organization costs,
     net of amortization                     -             -

     TOTAL ASSETS                  $         0  $          0


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                 $     38,058  $     26,668
  Due to Ameristar Capital               84,883        78,875
               Corporation
     TOTAL CURRENT LIABILITIES          122,941       105,543

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
  100,000,000 shares authorized,
  no shares issued and outstand-
  ing                                         -             -

  Common stock, no par value,
  500,000,000 shares authorized,
  1,200,000 shares issued and
  outstanding as of March 31,
  1997 and 1996                     $   136,839  $    136,839

  Additional paid-in-capital              1,875         1,875

  (Deficit) accumulated during
     the development stage             (261,655)     (244,257)

     TOTAL STOCKHOLDERS' EQUITY
       (DEFICIT)                       (122,941)     (105,543)

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $          0  $          0

The accompanying notes are an integral part of these financial statements.

                     CONCORDE STRATEGIES GROUP, INC.
                     (A Development Stage Enterprise)

                         STATEMENTS OF OPERATIONS

                         For the Three Months Ended     For The Period
                      (Unaudited)March  31,        02/12/88 (Inception)
                          1997             1996       Through March 31, 1997


REVENUES              $            -  $        -      $           -

OPERATING EXPENSES:
     Amortization                  -           -                750
     Accounting                1,250       3,025             10,886
     Bad debts                     -           -             58,947
     Consulting fees          13,000       5,000            131,000
     Directors' fees               -           -                876
     Legal fees                1,750       1,000             44,130
     Office and printing         694           -              1,497
     Rent expense                  -           -              1,875
     Telephone                   209           -                633
     Transfer and
       filing fees               495         750              7,394
     Travel expense                -           -             12,895

     TOTAL OPERATING
     EXPENSES                  17,398      9,775            270,883

NET (LOSS) BEFORE
     OTHER INCOME
     AND (EXPENSE)            (17,398)    (9,775)          (270,883)

OTHER INCOME AND
     (EXPENSES):

     Interest income                -          -              9,228

     TOTAL OTHER INCOME
       (EXPENSES)                   -          -              9,228

NET INCOME (LOSS)        $    (17,398)  $ (9,775)      $   (261,655)

NET INCOME (LOSS)
  PER SHARE              $       N/A    $    N/A       $        N/A







The accompanying notes are an integral part of these financial statements.

                 CONCORDE STRATEGIES GROUP, INC.
                 (A Development Stage Enterprise)

                     STATEMENTS OF CASH FLOWS

                           For the Three Months Ended       For the Period
                                  March 31,                 February 12, 1988
                         (Unaudited)                  (Inception) through
                             1997          1996          March 31, 1997
CASH FLOWS FROM
  OPERATING ACTIVITIES:

  Net loss                 $   (17,398)  $    (9,775)            $  (261,655)

  Adjustments to reconcile
     net loss to net cash
     used by operating activities:

     Amortization                    -             -                     750
     Rent provided without charge    -             -                   1,875
     Decrease in current assets
       other than cash               -             -                  50,000

  Increase (decrease) in
     current liabilities         17,398         9,775                122,940

  Net Cash Used in
     Operations             $         0    $        0            $   (86,090)

CASH FLOWS FROM
  INVESTING ACTIVITIES:

  Loan to Merger Candidate  $         -   $         -            $   (50,000)

  Net Cash Used in
     Investing Activitis    $         -   $         -            $   (50,000)

CASH FLOWS FROM
  FINANCING ACTIVITIES:

  Proceeds from issuance
     of stock               $        0   $         -             $   155,000
  Organization costs                 -             -                    (750)
  Offering costs                     -             -                 (18,160)

  Net Cash Provided by
     Financing Activities   $        0   $         -             $         0

Net Increase in Cash        $        0   $         0             $         0

CASH, BEGINNING
  OF THE PERIOD             $        0   $         0             $         0

CASH, END OF THE PERIOD     $        0   $         0             $         0

The accompanying notes are an integral part of these financial statements.

                 CONCORDE STRATEGIES GROUP, INC.
                 (A Development Stage Enterprise)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

            For the Three Months Ended March 31, 1997
                                                   Deficit
               Common                              Accumulated    Total
               Stock       Common    Additional    during the     Stockholders'
               Number of   Stock     Paid-in       Development    Equity
               Shares      Amount    Capital       Stage          (Deficit)

Balance,
January 1, 1997 1,200,000  136,839   1,875          $(244,257)     $(105,543)

Net (loss) for
the Three
Months Ended
March 31,
1997                   --       --      --            (17,398)       (17,398)

Balance,
March 31, 1997  1,200,000  136,839   1,875          $(261,655)     $(122,941)











The accompanying notes are an integral part of these financial statements.

                 CONCORDE STRATEGIES GROUP, INC.
                 (A Development Stage Enterprise)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 1 - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company has been in the development stage since its formation on February 12, 1988. It was originally formed to seek potential business acquisitions. Its activities since inception are primarily related to its initial public offering and the merger activities discussed in Note 4.

  Accounting Method
  The Company records income and expenses on the accrual method.

  Organization Costs
  Costs incurred in organizing the Company were amortized over a sixty-month period.

  Deferred Offering Costs
  Costs associated with the Company's initial public offering have been charged to the proceeds of the offering.


Note 2 - CAPITALIZATION
On March 7, 1989, the Company closed its initial public offering realizing proceeds of $81,839, net of $18,161 in offering expenses. After the completion of the public offering, there were 3,000,000 shares of the Company's common stock outstanding, along with 2,000,000 Class "A" common stock purchase warrants, and 2,000,000 Class "B" common stock purchase warrants. All of these warrants, Class A and Class B, which had originally been extended to January, 15, 1992, have since expired and none remain issued and outstanding.

In April of 1996, the Company undertook a private placement of its securities pursuant to the provisions of Rule 504 under Regulation D under the Securities Act of 1933, as amended, whereby it issued 9,000,000 shares of its Common Stock in exchange for the satisfaction of $45,000 in debts owed by the Registrant. Also in April 1996, Company effected a 1-for-10 reverse split of its common stock as the result of which the Company had, following the aforesaid private offering, 1,200,000 shares issued and outstanding. This reverse split was effected in anticipation of management's renewed efforts to find a suitable business opportunity for the Company.

Note 3 - MERGER ACTIVITIES
On March 8, 1989, the Company submitted a letter of intent to merge with Nite-Lite USA, Ltd., a Delaware corporation, in which the

                  CONCORDE STRATEGIES GROUP, INC.
                 (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS


Note 3 - CONTINUED
Company would acquire 100% of the issued and outstanding common stock of Nite-Lite, Limited, for 17,000,000 restricted shares of the Company's stock.

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

Note 4 - RELATED PARTY TRANSACTIONS
The Company has received advances of monies for its operating expenses from a related company, Ameristar Group Incorporated. The company ("Ameristar") also serves as a consultant to Concorde. During 1996 and 1997, Concorde utilized the offices of "Ameristar" on a rent-free basis.

The Company has incurred consulting fees of $56,000 to its President, $45,000 to "Ameristar" (an affiliate corporation), and $30,000 to a 5% stockholder of the Company.

Note 5 - NAME CHANGED
The corporate name has been changed from Nite-Lite USA, Ltd. to Concorde Strategies Group, Inc. (a Colorado corporation) effective October 30, 1996.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations:

Until fiscal 1992, Registrant had generated only interest income since its inception. Commencing in fiscal 1992, Registrants available cash was reduced to a level where it ceased to generate any interest revenues at all. Following the write-off of the judgement obtained against Nite-Lite, Limited, a Delaware corporation, Registrant has no realistic expectation of any future revenues, including interest income since its cash position has been depleted to a balance of $-0- as of March 31, 1997, a situation which has continued ever since.

In April, 1996, the Company undertook a private placement of its securities pursuant to the provisions of Rule 504 under Regulation D under the Securities Act of 1933, as amended, whereby it issued 9,000,000 shares of its Common Stock in exchange for the satisfaction of $45,000 in debts owed by the Company. Also in April 1996, the Company effected a 1-for-10 reverse split of its common stock as the result of which the Company had, following the aforesaid private offering, 1,200,000 shares issued and outstanding. This reverse split was effected in anticipation of management's renewed efforts to find a suitable business opportunity for the Company.

Liquidity and Capital Resources:

Registrant anticipates that operating costs will be severely limited in the future. At present, the Company is virtually wholly dependent upon the willingness of management and Ameristar Group Incorporated to advance to the Company adequate funds to cover any expenses incurred in its operations until such time, if ever, as the Company is able to identify and conclude a viable acquisition, merger candidate or suitable business opportunity.

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



                             CONCORDE STRATEGIES GROUP, INC.



                             By:    /s/Gera Laun
                                  Gera Laun,
                                  Secretary