Form 10QSB
period 1997-06-30
CONCORDE STRATEGIES GROUP INC
filed 1997-08-13
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

3,300,000 shares of Common Stock, no par value, outstanding on August 1, 1997.

                 CONCORDE STRATEGIES GROUP, INC.
                  Form 10-QSB Quarterly Report
                       Table of Contents



                  Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                     3

     Unaudited Balance Sheets at June 30, 1997 and
     December 31, 1996                                       4

     Unaudited Statements of Operations For Three and Six
     Months Ended June 30, 1997 and June 30, 1996 and
     From Inception (February 12, 1988) through June 30, 1997               5

     Unaudited Statements of Cash Flows For Six
     Months Ended June 30, 1997 and 1996 and From Inception
     (February 12, 1988) to June 30, 1997                              6

     Statement of Stockholders' Equity (Deficit)                       7

     Notes to Financial Statements                          8-9

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                           10


PART II -- OTHER INFORMATION                           11


SIGNATURES                                             11












Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1996 and Form 8-K filed July 2, 1997.
































                CONCORDE STRATEGIES GROUP, INC.
                (A Development Stage Enterprise)

                           BALANCE SHEETS

                                   June 30,
                                     1997        December 31,
                                   (Unaudited)       1996

                              ASSETS

CURRENT ASSETS
  Cash in checking                 $        430  $          -

OTHER ASSETS:
  Organization costs,
     net of amortization                      -             -

     TOTAL ASSETS                  $        430  $          0


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                 $     45,428  $     26,668
  Due to Ameristar Capital               93,383        78,875
               Corporation
     TOTAL CURRENT LIABILITIES          138,811       105,543

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
  100,000,000 shares authorized,
  no shares issued and outstand-
  ing                                         -             -

  Common stock, no par value,
  500,000,000 shares authorized,
  1,200,000 shares issued and
  outstanding as of June 30,
  1997 and December 31,1996         $   136,839  $    136,839

  Additional paid-in-capital              1,875         1,875

  (Deficit) accumulated during
     the development stage             (277,095)     (244,257)

     TOTAL STOCKHOLDERS' EQUITY
       (DEFICIT)                    (138,381)     (105,543)

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $        430  $          0

The accompanying notes are an integral part of these financial statements.
                      CONCORDE STRATEGIES GROUP, INC.
                     (A Development Stage Enterprise)

                         STATEMENTS OF OPERATIONS

                    For the Three       For the Six     For The Period
                    Months Ended        Months Ended    02/12/88 (Inception)
                    June 30,         June 30,         (Inception) Through
                    1997     1996       1997     1996    March 31, 1997


REVENUES         $      -   $     -     $    -   $     -  $         -

OPERATING EXPENSES:
     Amortization    $      -         -             -        -             750
     Accounting           375         -         1,625    3,025          11,261
     Bad debts              -         -             -        -          58,947
     Consulting fees   13,000 31,725        26,000   36,725       144,000
     Directors' fees        -         -             -        -             876
     Legal fees           -     1,000         1,750      2,000     44,130
     Office and printing  310         -         1,004        -      1,807
     Rent expense           -         -             -        -           1,875
     Telephone expenses   485         -           694        -           1,118
     Transfer and
       filing fees     1,270     1,500         1,765    2,250       8,664
     Travel expense       -        -            -        -         12,895

     TOTAL OPERATING
     EXPENSES          15,440 34,225         32,838    44,000     286,323


NET (LOSS) BEFORE
     OTHER INCOME
     AND (EXPENSE)    (15,440)  (34,225)       (32,838) (44,000)   (286,323)

OTHER INCOME AND
     (EXPENSES):

     Interest income         -       -             -        -       9,228

     TOTAL OTHER INCOME
       (EXPENSES)           -        -             -        -       9,228

NET INCOME (LOSS)   $ (15,440) $(34,225)    $(32,838) $(44,000) $(277,095)

NET INCOME (LOSS)
  PER SHARE      $    N/A   $    N/A      $    N/A $     N/A $     N/A







The accompanying notes are an integral part of these financial statements.

                 CONCORDE STRATEGIES GROUP, INC.
                 (A Development Stage Enterprise)

                     STATEMENTS OF CASH FLOWS


                           For the Three Months Ended       For the Period
                                  June 30,                  February 12, 1988
                         (Unaudited)                  (Inception) through
                             1997          1996          June 30, 1997
CASH FLOWS FROM
  OPERATING ACTIVITIES:

  Net loss                 $   (32,838)  $   (44,000)            $  (277,095)

  Adjustments to reconcile
     net loss to net cash
     used by operating activities:

     Amortization                    -              -                     750
     Rent provided without charge    -              -                   1,875
     Decrease in current assets
       other than cash               -              -                  50,000

  Increase (decrease) in
     current liabilities        33,268         (1,000)                138,381

  Net Cash Used in
     Operations            $       430    $   (45,000)            $   (86,089)

CASH FLOWS FROM
  INVESTING ACTIVITIES:

  Loan to Merger Candidate $         -   $         -             $    (50,000)

  Net Cash Used in
     Investing Activities  $         -   $         -             $    (50,000)

CASH FLOWS FROM
  FINANCING ACTIVITIES:

  Proceeds from issuance
     of stock              $         0   $    45,000             $    155,000
  Organization costs                 -             -                     (750)
  Offering costs                     -             -                  (18,161)

  Net Cash Provided by
     Financing Activities  $         0   $    45,000             $    136,089

Net Increase in Cash       $         0   $         0             $    136,089

CASH, BEGINNING OF THE PERIOD $      0   $         0             $          0

CASH, END OF THE PERIOD    $         0   $         0             $          0


The accompanying notes are an integral part of these financial statements.

                 CONCORDE STRATEGIES GROUP, INC.

                 (A Development Stage Enterprise)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              For the Six Months Ended June 30, 1997
                                                   Deficit
              Common                               Accumulated  Total
              Stock        Common    Additional    during the   Stockholders'
              Number of    Stock     Paid-In       Development  Equity
              Shares       Amount    Capital       Stage        (Deficit)

Balance,
January 1,
1997         1,200,000     136,839    1,875        $(244,257)    $(105,543)


Net (loss) for
the Six Months
Ended June 30,
1997               --           --       --          (32,838)      (32,838)


Balance,
June 30,
 1997        1,200,000     136,839    1,875        $(277,095)    $(138,381)






































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

Note 3 - MERGER ACTIVITIES
On March 8, 1989, the Company submitted a letter of intent to merge with Nite-Lite USA, Ltd., a Delaware corporation, in which the Company would acquire 100% of the issued and outstanding common stock of Nite-Lite, Limited, for 17,000,000 restricted shares of the Company's stock.

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

Pursuant to the Agreement and Plan of Reorganization entered into with Concorde Management, Ltd. (formerly, Concorde Strategies Group,Ltd.) on September 23, 1996, and in anticipation of receiving audited financial statements the Company has completed the acquisition of Concorde Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd. The Agreement and Plan of Reorganization was filed as an Exhibit to Form 8-K dated November 15, 1996.

The acquisition, effective as of July 1, 1997, was completed through a tax-free exchange of securities by the Company's issuance of 1,800,000 shares of its common stock in exchange for all of the issued and outstanding common shares of Concorde Management, Ltd.

Note 4 - RELATED PARTY TRANSACTIONS
The Company has received advances of monies for its operating expenses from a related company, Ameristar Group Incorporated. The company ("Ameristar") also serves as a consultant to Concorde. During 1996 and 1997, Concorde utilized the offices of "Ameristar" on a rent-free basis.

The Company has incurred consulting fees of $69,000 to its President, $45,000 to "Ameristar" (an affiliate corporation), and $30,000 to a 5% stockholder of the Company since the beginning of 1996.

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

Change in Control:

By formal Agreement dated as of September 23, 1996, the Company agreed to acquire 100% of the capital stock of Concorde Management, Ltd. (formerly Concorde Strategies Group, Ltd. "CML"), a Delaware corporation formed in February 1996. CML plans to engage in the business of acquiring, financing and assisting in the development of smaller private companies engaged in diverse industries. Although still considered to be in its development stage, CML has entered into and completed an agreement to acquire 100 per cent of the outstanding capital stock of L'Abbigliamento, Ltd. Based in Lawrence, New York, L'Abbigliamento, Ltd. is an importer and wholesale distributor of men's clothing manufactured in Italy, including suits, sports coats, slacks and overcoats. Subsequent to the end of the period covered by this Report, the Company completed its acquisition of CML and its wholly owned subsidiary, L'Abbigliamento, Ltd. Reference is made to the Form 8-K Report filed in July, 1997.



Private Placement Offering:

On June 18, 1997, the Company entered into a Letter of Intent with Meridian Equities Company ("Meridian") to act as a Placement Agent for a proposed private placement offering of securities, pursuant to Regulation D, Rule 504 promulgated under the Securities Act of 1933, as amended. Reference is made to the Form 8-K Report filed in July, 1997.

In August, 1997, Meridian withdrew the Letter of Intent since it is considering a larger offering for the Company to accommodate its greater anticipated capital requirements. While there is no assurance that a new offer to raise capital will occur; the Company believes that it is in its best interest to pursue such offering.

Meanwhile, the Company has decided to proceed with a private placement offering by itself to help absorb operating expenses.

The Company has commenced a Private Placement to raise a minimum of $93,750 and a maximum of $140,625 through the sale of non dividend bearing, no par value, Series B Convertible Preferred Stock, at a purchase price of $.3125. Each Preferred Share is convertible into one and one quarter (1.25) shares of the Company's Common Stock, no par value, at the election of the Preferred Shareholder at any time after thirteen months from the date of issuance thereof and for a period of four years thereafter. No assurance can be given that this Private Placement will be successful.

                            OTHER INFORMATION

Item 1.  Legal Procedures.        Not applicable.

Item 2.  Change in Securities.    Not applicable for the period covered by
           this Report. However, there has been a change in control of the Company after the close of the period covered by this Report, as disclosed in the Form 8-K Report filed in July, 1997.

Item 3.  Defaults Upon Senior Securities.        Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.      None.

Item 5.  Other Information.       None.

Item 6.  Exhibits and Reports of Form 8-K.       None.



                                SIGNATURES





Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                             CONCORDE STRATEGIES GROUP, INC.



                             By:
                                  Gera Laun,
                                  Secretary