Form 10QSB/A
period 1997-06-30
CONCORDE STRATEGIES GROUP INC
filed 1997-11-04
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                          FORM 10-QSB/A



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
                       Table of Contents


                                                               Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                     3

     Unaudited Balance Sheets at June 30, 1997 and
     December 31, 1996                                            4

     Unaudited Statements of Operations For Three and Six
     Months Ended June 30, 1997 and June 30, 1996 and
     From Inception (February 12, 1988) through June 30, 1997     5

     Unaudited Statements of Cash Flows For Six
     Months Ended June 30, 1997 and 1996 and From Inception
     (February 12, 1988) to June 30, 1997                          6

     Statement of Stockholders' Equity (Deficit)                   7

     Notes to Financial Statements                                8-10

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                  11


PART II -- OTHER INFORMATION                                       13


SIGNATURES                                                         13












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
































                CONCORDE STRATEGIES GROUP, INC.
                (A Development Stage Enterprise)

                           BALANCE SHEETS

                                   June 30,
                                     1997        December 31,
                                   (Unaudited)       1996

                              ASSETS

CURRENT ASSETS
  Cash in checking                 $        430  $          -

OTHER ASSETS:
  Organization costs,
     net of amortization                      -             -

     TOTAL ASSETS                  $        430  $          0


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                 $     45,428  $     26,668
  Due to Ameristar Capital               93,383        78,875
               Corporation
     TOTAL CURRENT LIABILITIES          138,811       105,543

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
  100,000,000 shares authorized,
  no shares issued and outstand-
  ing                                         -             -

  Common stock, no par value,
  500,000,000 shares authorized,
  1,500,000 shares issued and
  outstanding as of June 30,
  1997 and December 31,1996         $   166,839  $    136,839

  Additional paid-in-capital              1,875         1,875

  (Deficit) accumulated during
     the development stage             (307,095)     (244,257)

     TOTAL STOCKHOLDERS' EQUITY
       (DEFICIT)                    (138,381)     (105,543)

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $        430  $          0

The accompanying notes are an integral part of these financial statements.
                      CONCORDE STRATEGIES GROUP, INC.
                     (A Development Stage Enterprise)

                         STATEMENTS OF OPERATIONS

                    For the Three       For the Six     For The Period
                    Months Ended        Months Ended    02/12/88 (Inception)
                    June 30,         June 30,         (Inception) Through
                    1997     1996       1997     1996    March 31, 1997


REVENUES         $      -   $     -     $    -   $     -  $         -

OPERATING EXPENSES:
     Amortization    $      -         -             -        -             750
     Accounting           375         -         1,625    3,025          11,261
     Bad debts              -         -             -        -          58,947
     Consulting fees   43,000 31,725        56,000   36,725       174,000
     Directors' fees        -         -             -        -             876
     Legal fees           -     1,000         1,750      2,000     44,130
     Office and printing  310         -         1,004        -      1,807
     Rent expense           -         -             -        -           1,875
     Telephone expenses   485         -           694        -           1,118
     Transfer and
       filing fees     1,270     1,500         1,765    2,250       8,664
     Travel expense       -        -            -        -         12,895

     TOTAL OPERATING
     EXPENSES          45,440 34,225         62,838    44,000     316,323


NET (LOSS) BEFORE
     OTHER INCOME
     AND (EXPENSE)    (45,440)  (34,225)       (62,838) (44,000)   (316,323)

OTHER INCOME AND
     (EXPENSES):

     Interest income         -       -             -        -       9,228

     TOTAL OTHER INCOME
       (EXPENSES)           -        -             -        -       9,228

NET INCOME (LOSS)   $ (45,440) $(34,225)    $(62,838) $(44,000) $(307,095)

NET INCOME (LOSS)
  PER SHARE      $    N/A   $    N/A      $    N/A $     N/A $     N/A







The accompanying notes are an integral part of these financial statements.

                 CONCORDE STRATEGIES GROUP, INC.
                 (A Development Stage Enterprise)

                     STATEMENTS OF CASH FLOWS


                           For the Three Months Ended       For the Period
                                  June 30,                  February 12, 1988
                         (Unaudited)                  (Inception) through
                             1997          1996          June 30, 1997
CASH FLOWS FROM
  OPERATING ACTIVITIES:

  Net loss                 $   (62,838)  $   (44,000)            $  (307,095)

  Adjustments to reconcile
     net loss to net cash
     used by operating activities:

     Amortization                   -              -                      750
     Rent provided without charge  -               -                    1,875
     Decrease in current assets
       other than cash              -              -                   50,000

  Increase (decrease) in
     current liabilities        33,268        (1,000)                 138,381

  Net Cash Used in
     Operations            $   (29,570)  $   (45,000)              $ (116,089)

CASH FLOWS FROM
  INVESTING ACTIVITIES:

  Loan to Merger Candidate $         -   $         -             $   (50,000)

  Net Cash Used in
     Investing Activities  $         -   $         -             $   (50,000)

CASH FLOWS FROM
  FINANCING ACTIVITIES:

  Proceeds from issuance
     of stock              $    30,000   $    45,000              $   185,000
  Organization costs                -              -                     (750)
  Offering costs                     -             -                  (18,161)

  Net Cash Provided by
     Financing Activities  $    30,000   $    45,000              $   166,089

Net Increase in Cash      $       430    $         0              $   166,089

CASH, BEGINNING OF THE PERIOD $     0    $         0              $         0

CASH, END OF THE PERIOD   $       430   $         0               $         0


The accompanying notes are an integral part of these financial statements.

                 CONCORDE STRATEGIES GROUP, INC.

                 (A Development Stage Enterprise)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              For the Six Months Ended June 30, 1997












Common
Stock
Number of
Shares



Common
Stock
Amount



Additional
Paid-In
Capital

Deficit
Accumulated
during the
Development
Stage


Total
Stockholders'
Equity
(Deficit)


Balance,
January 1, 1997

1,200,000

 136,839

 1,875

 $(244,257)

 $(105,543)



300,000 shares
issued for
services, June
13, 1997

  300,000

  30,000

     -

         -

    30,000










Net (loss) for
the Six Months
Ended June 30,
1997


       --


      --


    --


   (62,838)


   (62,838)


Balance,
June 30, 1997

1,500,000

 166,839

 1,875

 $(307,095)

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

In June, 1997 the Company issued 300,000 shares of common stock to certain parties who had performed services on behalf of the Company. The shares were issued in consideration for the cancellation of payments owed by the Company at the agreed upon rate of $.10 per share and were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended.

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

                CONCORDE STRATEGIES GROUP, INC.
                 (A Development Stage Enterprise)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 - Continued
The Company has also issued 200,000 shares of common stock to two related privately owned companies in consideration of $.10 per share for consulting services performed on behalf of the Company.
(See Note 2. - Capitalization)

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

Item 2(c). 300,000 shares of the registrant's common stock were issued on June 13, 1997 to certain parties who had performed services on behalf of the Company, including two companies which are principally owned by two Directors of the Company. The shares were issued by the registrant in consideration for the cancellation of payments owed by the Company at the agreed upon rate of $.10 per share and were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.        Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.        None.

Item 5.  Other Information.       None.

Item 6.  Exhibits and Reports of Form 8-K.       None.



                                SIGNATURES



Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized on November 4, 1997.


                             CONCORDE STRATEGIES GROUP, INC.



                             By:/s/ Gera Laun
                                   Gera Laun,
                                   Secretary