Form 10QSB
period 1997-09-30
CONCORDE STRATEGIES GROUP INC
filed 1997-11-19
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

3,300,000 shares of Common Stock, no par value, outstanding on November 14, 1997.

          CONCORDE STRATEGIES GROUP, INC. AND SUBSIDIARY
                  Form 10-QSB Quarterly Report
                       Table of Contents



                  Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                     3

     Unaudited Balance Sheets at September 30, 1997 and
     December 31, 1996                                       4

     Unaudited Statements of Operations For Six and Nine
     Months Ended September 30, 1997 and September 30, 1996 and
     From Inception (February 12, 1988) through September 30, 1997          5

     Unaudited Statements of Cash Flows For Nine
     Months Ended September 30, 1997 and 1996 and From Inception
     (February 12, 1988) to September 30, 1997                    6

     Statement of Stockholders' Equity                                 7

     Notes to Financial Statements                          8-10

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                           11


PART II -- OTHER INFORMATION                           13


SIGNATURES                                             13












Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the period covered by this report include the unaudited results of the Company's subsidiary (see Note 3) from the effective date of acquisition, July 1, 1997. The results of operations do not include any adjustments which may be necessary based on results of the audit of the Subsidiary's financial statements as of June 30, 1997, which has not been completed as of the date of this report, and do not include the Subsidiary's results for the comparable periods in 1996. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1996 and Form 8-K filed July 2, 1997.


























         CONCORDE STRATEGIES GROUP, INC. AND SUBSIDIARY
                (A Development Stage Enterprise)

                             BALANCE SHEETS

                                       September 30,        December 31,
                                       1997 (Unaudited)     1996 (Audited)

                                  ASSETS
CURRENT ASSETS
  Cash                               $      17,395    $        -
  Accounts receivable                    1,235,035             -
  Inventory                              1,048,228             -
     Total Current Assets                  2,300,658                 0

OTHER ASSETS:
  Fixed assets less accumulated
     depreciation of $18,800                       -                 -
  Leasehold improvements less accumulated
     amortization of $1000                   29,333                  -
  Security deposits                        40,500              -
  Loan to subsidiary                         10,000                  -
     TOTAL ASSETS                      $  2,380,491      $           -

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                     $    828,172      $      26,668
  Payroll taxes payable                      11,879                  -
  Estimated corporate income
     taxes payable                           41,000                  -
  Bank loans                                270,588                  -
  Due to Ameristar Capital Corporation      110,883             78,875
     TOTAL CURRENT LIABILITIES            1,262,522            105,543

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
  100,000,000 shares authorized,
  no shares issued and outstanding              -              -

  Common stock, no par value,500,000,000
  shares authorized, 1,500,000 and
  1,200,000 shares issued and
  outstanding as of June 30,1997
  and December 31,1996                  $   166,839   $        136,839

  Additional paid-in-capital                977,875              1,875

  (Deficit) accumulated during
     the development stage                  (26,745)          (244,257)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      1,117,969           (105,543)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $  2,380,491     $            0

The accompanying notes are an integral part of these financial statements.
              CONCORDE STRATEGIES GROUP, INC. AND SUBSIDIARY
                     (A Development Stage Enterprise)

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                    For the Three       For the Nine          For The Period
                    Months Ended        Months Ended          February 12, 1988
                    September 30,       September 30,        (Inception) Through
                    1997       1996         1997     1996     September 30, 1997

SALES             $ 817,399         -     817,399           -              -
Direct Costs-
Cost of goods sold  503,651         -     503,651           -              -
Freight, duty and
packaging           117,573         -     117,573           -              -
Total direct costs  621,224         -     621,224           -              -
Gross Profit      $ 196,175         -     196,175           -              -

OPERATING EXPENSES:
  Transfer and
      Filing Fees     6,107       748       7,872       2,298         14,771
  Insurance          12,681         -      12,681           -              -
  Officer's salary   44,744         -      44,744           -              -
  Office salary      18,993         -      18,993           -              -
  Payroll taxes       2,322         -       2,322           -              -
  Rent               10,500         -      10,500           -          1,875
  Utilities and
    Telephone         5,550         -       6,244           -          1,326
  Commissions        12,700         -      12,700           -              -
  Travel & Enter.     6,187         -       6,187           -         12,895
  Security              404         -         404           -              -
  Interest            2,916         -       2,916           -              -
  Advertising        12,856         -      12,856           -              -
  Office Expenses     1,811         -       2,815           -          2,765
  Repairs and Maint.  3,406         -       3,406           -              -
  Bank and Credit
   Card Charges       2,776         -       2,776           -              -
  Consulting         13,000    30,000      69,000      51,750        187,000
  Professional fees  30,425    15,625      33,800      20,650         56,692
  Other Expenses      1,169     1,448       1,169      16,423              -
  Depreciation and
     Amortization       994         -         994           -            750
  Bad Debts               -         -           -           -         58,947

TOTAL OPERATING
 EXPENSES           189,541    47,821     252,379      91,821        337,021

PRETAX (LOSS) INCOME  6,634   (47,821)    (56,204)    (91,821)      (337,021)

OTHER INCOME AND EXPENSES:
  Interest income:        -         -           -           -          9,228

TOTAL OTHER INCOME
     (EXPENSES):          -         -           -           -          9,228

NET INCOME (LOSS)   $ 6,634   (47,821)    (56,204)    (91,821)      (327,793)

NET INCOME (LOSS)
  PER COMMON SHARE  $   N/A  $   N/A    $    N/A   $      N/A      $     N/A

The accompanying notes are an integral part of these financial statements.


              CONCORDE STRATEGIES GROUP, INC. AND SUBSIDIARY
                     (A Development Stage Enterprise)

                   STATEMENTS OF CASH FLOWS (UNAUDITED)

                        For the Three Months Ended   For the Period February 12,
                              September 30           1988 (Inception) through
                             1997          1996           September 30, 1997
CASH FLOWS FROM
     OPERATING ACTIVITIES:
     Net income (loss)            $    (56,204)  $   (44,000)     $  (307,095)
     Loan to subsidiary                (10,000)            -                -
     (Increase in accounts receivable)(121,757)            -                -
     Decrease in inventory             444,713             -                -
     (Decrease) in accounts payable   (387,126)            -                -
     (Decrease) in rent payable        (26,000)            -                -
     (Decrease) payroll taxes payable    ( 271)            -                -
     Increase in corporate income
       Taxes payable                    24,227             -                -
     Adjustments to reconcile net loss
       to net cash used by operating
       activities:
       Amortization                          -             -              750
       Rent provided without charge          -             -            1,875
       Decrease in current assets
          other than cash                    -             -           50,000

     Increase (decrease) in
       current liabilities              60,340        (1,000)         138,381

     Net Cash Used in Operations     $ (72,078) $    (45,000)      $ (116,089)

CASH FLOWS FROM
     INVESTING ACTIVITIES:

     Loan to Merger Candidate        $       -  $          -       $  (50,000)
     (Increase in fixed assets)         (1,427)            -                -
     Net Cash Used in
       Investing Activities          $  (1,427)  $         -       $  (50,000)

CASH FLOWS FROM
     FINANCING ACTIVITIES:

     Proceeds from issuance
       of stock                      $  30,000  $     45,000       $  185,000
     Organization costs                      -             -             (750)
     Offering costs                          -             -          (18,161)
     Decrease in due from shareholder   19,749             -                -
     (Decrease) in bank loans           (6,730)            -                -

Net Cash Provided by
       Financing Activities          $  43,019  $     45,000       $  166,089

Net (Decrease)in Cash                $ (30,486) $          0       $  166,089

CASH, BEGINNING OF THE PERIOD        $  47,881  $          0       $        0

CASH, END OF THE PERIOD              $  17,395  $          0       $        0

The accompanying notes are an integral part of these financial statements.

              CONCORDE STRATEGIES GROUP, INC. AND SUBSIDIARY

                     (A Development Stage Enterprise)

          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)

               For the Nine Months Ended September 30, 1997












Common
Stock
Number of
Shares



Common
Stock
Amount



Additional
Paid-In
Capital

Deficit
Accumulated
during the
Development
Stage


Total
Stockholders'
Equity
(Deficit)


Balance,
January 1, 1997

1,200,000

 136,839

  1,875

 $(244,257)

 $(105,543)



300,000 shares
issued for
services, June
13, 1997

  300,000

  30,000

      -

         -

    30,000



Shares issued
for acquisition
effective July
1, 1997 (see
Note 3)

To reflect
acquisition
effective July
1, 1997 (see
Note 3)

1,800,000














976,000







   301,048








 1,277,048


Net (loss) for
the Nine Months
Ended September
30,   1997


       --


      --


    --


   (83,536)


   (83,536)


Balance,
September 30,
1997


3,300,000


166,839


977,875


$ (26,745)


$1,117,969



































The accompanying notes are an integral part of these financial statements.


          CONCORDE STRATEGIES GROUP, INC. AND SUBSIDIARY
                 (A Development Stage Enterprise)

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

Subsequent to the period covered by this report, on October 24, 1997, the Company completed a Private Placement Offering of 450,000 non dividend bearing, no par value, Series B Convertible Preferred

         CONCORDE STRATEGIES GROUP, INC. AND SUBSIDIARY
                (A Development Stage Enterprise)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - CONTINUED
Shares. All of the shares were sold by the Company and no Placement Agent was involved in this Offering. The shares were sold at a purchase price of $.3125 per share and the Company realized proceeds of $130,633 from the Offering, net of offering expenses in the amount of $9,992. The shares were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each Preferred Share is convertible into one and one quarter (1.25) shares of the Company's Common Stock, no par value, at the election of the Preferred Shareholder at any time after thirteen months from the date of issuance thereof and for a period of four years therafter.

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

         CONCORDE STRATEGIES GROUP, INC. AND SUBSIDIARY
                 (A Development Stage Enterprise)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 - RELATED PARTY TRANSACTIONS
The Company has received advances of monies for its operating expenses from a related company, Ameristar Group Incorporated. The company ("Ameristar") also serves as a consultant to Concorde. During 1996 and 1997, Concorde utilized the offices of "Ameristar" on a rent-free basis.

The Company has incurred consulting fees of $82,000 to its President, $45,000 to "Ameristar" (an affiliate corporation), and $30,000 to a 5% stockholder of the Company since the beginning of 1996.

The Company has also issued 200,000 shares of common stock to two related privately owned companies in consideration of $.10 per share for consulting services performed on behalf of the Company.
(See Note 2. - Capitalization)

Note 5 - NAME CHANGED
The corporate name has been changed from Nite-Lite USA, Ltd. to Concorde Strategies Group, Inc. (a Colorado corporation) effective October 30, 1996.

Note 6 - CONSOLIDATION OF FINANCIAL INFORMATION
The consolidated unaudited financial statements of the company include the accounts of Concorde Strategies Group, Inc. and its wholly owned subsidiary from July 1, 1997, the effective date of its acquisition, through the period covered by this report. The results of operations do not include any adjustments which may be necessary based on results of the audit of the subsidiary's financial statements as of June 30, 1997, which has not been completed as of the date of this report, and do not include the subsidiary's results for the comparable periods in 1996. The development stage totals for the period February 12, 1988 (inception) through September 30, 1997 include unconsolidated totals for Concorde Strategies Group, Inc. only, and do not include totals for its subsidiary acquired effective July 1, 1997.

ITEM 2: Management's Discussion and Analysis of Financial
Conditions and Results of Operations:

Results of Operations:

Until fiscal 1992, Registrant had generated only interest income since its inception. Commencing in fiscal 1992, Registrant's available cash was reduced to a level where it ceased to generate any interest revenues at all. Following the write-off of the judgement obtained against Nite-Lite, Limited, a Delaware corporation, Registrant had no realistic expectation of any future revenues, including interest income since its cash position was depleted to a balance of $-0- as of March 31, 1997.

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

The results of operations for the period covered by this report include the unaudited results of the Company's subsidiary which was acquired effective July 1, 1997. These results do not include any adjustments which may be necessary based on results of the audit of the subsidiary's financial statements as of June 30, 1997, which has not been completed as of the date of this report, and do not include the subsidiary's results for the comparable periods in 1996.

Sales were $817,399 for the three and six month periods ended September 30, 1997, all of which resulted from the Company's acquisition which was completed effective July 1, 1997. The Company did not have any revenue in the comparable periods for 1996. Gross profit was $196,175 for the three and six month periods ended September 30, 1997. All of the gross profit resulted from operations of the Company's acquisition, and the Company did not have any gross profit in the comparable periods for 1996.

Total operating expenses for the three month period ended September 30, 1997 were $189,541 compared to $47,821 for the comparable period in 1996, an increase of $141,720. All of the increase in operating expenses during this period resulted from operations of the Company's subsidiary.

Total operating expenses for the nine month period ended September 30, 1997 were $252,379 compared to $91,821 for the comparable period in 1996, an increase of $160,588. All of the increase in operating expenses during this period resulted from operations of the Company's subsidiary.

Net income for the three month period ended September 30, 1997 was $6,634 compared to a net loss of $47,821 for the comparable period ended September 30, 1996, an increase of $54,455 in net income. All of the increase in net income during this period resulted from operations of the Company's subsidiary

The net loss for the nine month period September 30, 1997 was $56,204 compared to a net loss of $91,821 for the comparable period ended September 30, 1996, a decrease of $35,617. All of the decrease in net loss during this period resulted from operations of the Company's subsidiary.

Liquidity and Capital Resources:

At the end of the period covered by this report, the Company and its subsidiary had cash totalling $17,395, which is not adequate for working capital requirements, There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

Subsequent to the period covered by this report, the Company completed a Private Placement Offering, with net proceeds totalling $130,633 (refer to Item 2 (c). The Company will need to raise additional capital to continue funding operations.

Also subsequent to the period covered by this report, on November 5, 1997, the Company loaned its subsidiary, L'Abbigliamento, Ltd., the sum of $25,000 for working capital purposes, on the basis of a Promissory Note, with interest at the rate of 12 percent per annum.

Change in Control:

By formal Agreement dated as of September 23, 1996, the Company agreed to acquire 100% of the capital stock of Concorde Management, Ltd. (formerly Concorde Strategies Group, Ltd. "CML"), a Delaware corporation formed in February 1996. CML plans to engage in the business of acquiring, financing and assisting in the development of smaller private companies engaged in diverse industries. Although still considered to be in its development stage, CML has entered into and completed an agreement to acquire 100 per cent of the outstanding capital stock of L'Abbigliamento, Ltd. Based in Lawrence, New York, L'Abbigliamento, Ltd. is an importer and wholesale distributor of men's clothing manufactured in Italy, including suits, sports coats, slacks and overcoats. Effective July 1, 1997, the Company completed its acquisition of CML and its wholly owned subsidiary, L'Abbigliamento, Ltd. Reference is made to the Form 8-K Report filed on July 2, 1997.

                            OTHER INFORMATION

Item 1.  Legal Procedures.        Not applicable.

Item 2.       Change in Securities.  There has been a change in
control of the Company during the      period covered by this report,
as disclosed in the Form 8-K report filed on July 2, 1997.

Item 2(c). Subsequent to the period overed by this report, on October 24, 1997, the Company completed a Private Placement Offering of 450,000 non dividend bearing, no par value, Series B Convertible Preferred Shares. All of the shares were sold by the Company and no Placement Agent was involved in this Offering. The shares were sold at a purchase price of $.3125 per share and the Company realized proceeds of $130,633 from the Offering, net of offering expenses in the amount of $9,992. The shares were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each Preferred Share is convertible into one and one quarter (1.25) shares of the Company's Common Stock, no par value, at the election of the Preferred Shareholder at any time after thirteen months from the date of issuance thereof and for a period of four years therafter.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.         None.

Item 5.  Other Information.  None.

Item 6. Exhibits and Reports of Form 8-K. Form 8-K was filed on July 2, 1997 re: acquisition which was completed, effective July 1, 1997; Letter of Intent for proposed private placement offering, which was withdrawn in August, 1997; filing of certified financial statements related to acquisition.

                                SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized on November 14, 1997.

                                           CONCORDE STRATEGIES GROUP, INC.


                                           By: /s/ Gera Laun
                                                   Gera Laun
                                                   Secretary