Form 10KSB
period 1997-12-31
CONCORDE STRATEGIES GROUP INC
filed 1998-04-15
CIK 832488

SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C., 20549
                      __________________________

                              FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                of the Securities Exchange Act of 1934
                      __________________________
              For the Fiscal Year Ended December 31, 1997
                  Commission File Number: 33-21546-D

                   CONCORDE STRATEGIES GROUP, INC.
     (Exact name of Registrant as specified in its Charter)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. At April 6, 1998, 3,300,000 shares of Common
Stock, no par value were outstanding.

     Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K (Sec.
229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in
definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K   [   ]

     The aggregate market value of the voting stock held by
non-affiliates of registrant on April 6, 1998 was
$1,501,875.    .






                             FORM 10-KSB
                   CONCORDE STRATEGIES GROUP, INC.

                          TABLE OF CONTENTS
Item
 No.                   Description                          Page

                                PART I

1.   Business                            3
2.   Properties                               5
3.   Legal Proceedings                        6
4.   Submission of Matters to a Vote
     of Security Holders                      6

                                PART II

5.   Market for Registrant's Common Equity
     and Related Stockholder Matters               6
6.   Selected Financial Data                  7
7.   Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations                               8
8.   Financial Statements                         10
9.   Disagreements on Accounting and
     Financial Disclosure                         24

                               PART III

10.  Directors and Executive Officers
     of the Registrant                       24
11.  Executive Compensation                  25
12.  Security Ownership of Certain
     Beneficial Owners and Management        26
13.  Certain Relationships and
     Related Transactions                         27

                                PART IV

14.  Exhibits, Financial Statement
     Schedules and Reports on Form 8-K       27
Signatures                                   28


                            FORM 10-KSB
                    CONCORDE STRATEGIES GROUP, INC.
                          December 31, 1997

PART I

ITEM 1. BUSINESS:  Introduction

Concorde Strategies Group, Inc. ("Registrant" or the "Company" or "Concorde") was formed under the laws of the state of Colorado for the purpose of participating, either through acquisition or merger, in a viable business opportunity. Registrant has since its inception been evaluating various privately held companies which management believed could be viable business opportunities.

On March 7, 1989, Registrant completed its initial public offering and sold 2,000,000 Units at $0.05 per Unit, and received total gross proceeds of $100,000. In April
1996, Registrant declared a 1-for-10
reverse split of its common stock.

On September 23, 1996, the Company entered into an Agreement and
Plan of Reorganization pursuant
to which it acquired 100 percent of the issued and outstanding capital stock of Concorde Management,
Ltd.  ("CML"). This acquisition was concluded as of July 1, 1997.

CML had previously entered into an Agreement and Plan of Reorganization with L'Abbigliamento, Ltd., a New York based manufacturer and wholesale distributor of Italian made men's clothing, on March 19, 1996. Under the terms of this Agreement, which was completed on October 7, 1996, CML acquired all of the outstanding shares of capital stock of L'Abbigliamento, Ltd., in exchange for 100 percent of the shares of CML's Class A Convertible Redeemable Preferred Stock, and L'Abbigliamento, Ltd. became a wholly owned subsidiary of CML. CML is currently an intermediate holding company with no independent business operations. The discussion herein relates solely to the activities of the Company and L'Abbigliamento, Ltd. See "Operations of Subsidiary" below.

The holders of the 1,000 shares of Class A Preferred Stock shall be required to convert such Class A
Preferred Stock into the Company's Common Stock or into shares of the Subsidiary, at the holder's election, at such time as (i) the Company elects to undertake a registration of the securities of the Subsidiary, or otherwise elects to enter into a business combination, whether by means of merger or acquisition or otherwise, between the Subsidiary and a publicly held corporation so that the Subsidiary becomes a publicly held corporation, or the subsidiary of a publicly held corporation, or (ii) in the event that the Company proposes to enter into any transaction which would have the effect of selling or otherwise transferring a controlling interest in the Subsidiary, or (iii) if after two years from the date of its issuance the Company has not undertaken an initial public offering of the Subsidiary's securities or has determined to either search for a buyer of the business assets of the Subsidiary or, alternatively, to dissolve the Subsidiary and wind-up its affairs.

Present Operations

Concorde engages in the business of acquiring small growing companies in diverse industries, providing value added management services to those companies, and assisting with capital formation. These companies will become wholly owned, or majority owned, subsidiaries of Concorde.

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

Operations of Subsidiary

The Registrant's wholly owned Subsidiary, L'Abbigliamento, Ltd.
(the "Subsidiary") is a wholesaler of
high quality, updated classic menswear imported from Italy.  The
Subsidiary was founded in 1992, and
is incorporated in the State of New York.

L'Abbigliamento, Ltd. sells tailored clothing, which includes mens suits, sport jackets, and blazers, slacks, tuxedos, overcoats, shirts and ties to retail stores. The Subsidiary works very closely with its manufacturing resources, as well as some of the leading fabric mills in Italy. The Subsidiary's close coordination with its manufacturers and suppliers enables it to maintain high quality standards and provide timely deliveries to its customers.

L'Abbigliamento, Ltd. operates in a specialized segment of the menswear business, selling to boutique retail stores. The Subsidiary's success has been achieved as a result of the management provided by its founder, and President, Paolo Vista, the use of quality fabric, consistently good workmanship, experienced production staff at its manufacturing resources, and a thorough knowledge of the retail customers and the ultimate consumer.

L'Abbigliamento is located in close proximity to Kennedy Airport, where most of its merchandise is received from Italy. This facility in Lawrence, New York is utilized for administrative and merchandise distribution functions. The Subsidiary develops its merchandise lines based on sales history, extensive knowledge of the market, talking to customers, fashion trends, reviewing fabrics, and keeping informed of competition's plans.

In planning for a season, samples are made for various styles. These samples together with fabric swatches, are shown to customers at trade shows. The orders which are obtained at the shows are consolidated, and additional customers are called to obtain their reaction to the styles being presented.
Based on analysis of orders and feedback from customers, the merchandise lines are finalized. Fabric is ordered from the mills, and production is scheduled with manufacturers. The quantities to be produced for each size are based on sales history. The merchandise line contains about 200 styles, excluding accessories.

As a result of effective sourcing of piece goods and manufacturing cost controls, the company's merchandise is offered at very competitive price points, which provides a significant advantage over other specialty wholesalers. The Subsidiary has excellent relationships with its piece goods suppliers and manufacturers, and feels that adequate merchandise will be available to support its growth.

Most of the L'Abbigliamento's customers are located on the East
Coast of the United States and Puerto
Rico. In addition, some international business has been developed in Latin America and Russia.

Regulation

All of Subsidiary's products are manufactured abroad, through arrangements with independent foreign contractors. As a result, the Subsidiary's operations may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Subsidiary's contractors are located, the imposition of additional regulations relating to imports or duties, taxes and other charges on imports, any significant fluctuation of the value of the dollar against foreign currencies and restrictions on the transfer of funds. In addition, the Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and certain foreign countries. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries.

Competition

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

The Registrant's subsidiary, L'Abbigliamento, Ltd., operates in the apparel industry, which is highly competitive because of the emphasis on fashion, the combination of large and small producers, the flow of imported merchandise, and a large variety of retail customers. The key elements of competition in the apparel industry include style, quality, price, brand loyalty, comfort, customer service and advertising.
A large number of companies compete in the Subsidiary's segment of the apparel industry, many of which have significantly greater financial marketing and other resources than the Subsidiary.

ITEM 2. PROPERTIES

Facilities

The Company utilizes the offices and business facilities of Ameristar Group Incorporated ("Ameristar"), which serves as a consultant to Concorde. Until October 31, 1997, the Company had the use of these offices and business facilities rent free. Since November 1, 1997, the Company has paid a monthly rental of $3,743.00 for use of the office space and related business facilities to Ameristar.


The Company's wholly owned Subsidiary, L'Abbigliamento, ltd.
leases a building consisting of 5,786
square feet from a company whose owner is related to a shareholder of Concorde, at an annual rent of $84,000.

Employees

The Company has no full time employees except for its President, Mr. Robert Gordon. The officers and directors, all of whom are engaged in other full time business activities, devote so much of their time to the affairs of the Company as is required.

The Company's Subsidiary has seven full time employees, including two outside salesmen who work on a commission basis.

ITEM 3. LEGAL PROCEEDINGS

The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any proceedings in which the Company is a party.
The Company also knows of no legal
action pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Units sold in the Company's original public offering in 1989 had been trading on a limited basis, with only a limited trading market for the shares of common stock having ever been established. The principal market on which the Company's securities have in the past traded was the over-the-counter market in the "pink sheets."

There had not been any trading market in the Company's securities from July 19, 1989 through March
24, 1997. The stock resumed trading on March 24, 1997 under the symbol "CSGG" on the OTC
Electronic Bulletin Board. The number of record shareholders on December 31, 1997 for the Company's
Common Stock was 232 and for its Series B Convertible Preferred Stock was 55 shareholders. There currently are 7 market makers for the Company's Common Stock and 6 market makers for its Series B
Convertible Preferred Stock.

The following tables show for the periods indicated the range of high and low bid quotes for the Common Stock and Series B Convertible Preferred Shares obtained from the OTC Electronic Bulletin
Board and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

         COMMON STOCK TRADING HISTORY (Since March 24, 1997)
                              High      Low
Quarter ended March 31, 1997       $0.625    $0.375
Quarter ended June 30, 1997        $0.875    $0.8125
Quarter ended September 30, 1997        $2.00          $0.625
Quarter ended December 31, 1997         $1.9375   $1.3437
Quarter ended March 31, 1998       $1.5625   $0.625

SERIES B CONVERTIBLE PREFERRED SHARE TRADING HISTORY (Since
December 4, 1997)
                              High      Low
Quarter ended December 31, 1997         $0.3125   $0.875
Quarter ended March 31, 1998       $4.75          $0.4375

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

Subsequent to the period covered by this report, on January 7, 1998, the Company issued 315,000 shares of Series B Convertible Preferred shares to certain parties who had performed services on behalf of the Company, including two companies which are principally owned by two Directors of the Company. The shares were issued by the Company in consideration for the cancellation of payments owed by the Company at the agreed upon rate of $.25 per share and were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended.

Also, subsequent to the period covered by this Report, the Company commenced a Private Placement
Offering of 750,000 Series B Convertible Preferred Stock Purchase Warrants. All of the Warrants are being sold by the Company and no Placement Agent is involved in this Offering. The Warrants are being sold at a purchase price of $1.00 per Warrant. The Company will realize proceeds of $138,000 from the Offering, net of offering expenses in the amount of $12,000, if the minimum number of 150,000
Warrants are sold. The Company will realize proceeds of $738,000 from the Offering, net of offering expenses in the amount of $12,000, if the maximum number of 750,000 Warrants are sold. As of the date of this Report, the Company has received proceeds totaling $168,500 net of offering costs of $12,000 for the sale of 180,500 Warrants. This total exceeds the minimum offering of 150,000 Warrants. The
Offering expires on April 30, 1998, unless extended for up to 60 business days by the Company. Each
Warrant entitles the holder thereof to purchase one Series B Convertible Preferred Share at a price of $3.00 per share during the period commencing thirteen months after the date of the issuance thereof and continue thirty (30) months thereafter.

The Company has not paid any dividends and, there are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, is determined by the Board of Directors based upon conditions then existing. There are no restrictions on the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Summary Balance Sheet Data:   YEAR ENDED DECEMBER 31,
                                          1997      1996
Total Assets                       $3,440,634     $        -0-
Total Current Assets                 3,341,282              -0-
Total Liabilities                    2,197,701      105,543

Retained Earnings (Deficit)             (32,414)   (244,527)

Stockholders' Equity.         $1,242,933     $(105,543)




Summary Earnings Data:         YEAR ENDED DECEMBER 31,
                                          1997      1996
Revenues                           $1,827,502     $        -0-

Selling, general &
administrative expense            416,412      149,543
Income (loss) from operations       (8,611)   (149,543)
Net Income (Loss)                 (21,611)    (149,543)
Earnings (Loss) per
Share                              $        n/a   $      n/a

The foregoing is selected financial information only, and is qualified by the financial statements and the notes thereto, in their entirety, which are set forth elsewhere in this Report. The selected financial information for 1997 includes the results of the Company's subsidiary, L'Abbigliamento, Ltd. from July
1, 1997, the effective date of the acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND    RESULTS OF OPERATIONS

Results of Operations

Until fiscal 1992, Registrant had generated only interest income since its inception. Commencing in fiscal
1992, Registrant's available cash was reduced to a level where it ceased to generate any interest revenues at all. Following the write-off of the judgement obtained against Nite-Lite, Limited, a Delaware corporation, Registrant had no realistic expectation of any future revenues, including interest income since its cash position has been depleted to a balance of $-0- as of March, 31, 1997.

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

The results of operations for the Company's subsidiary have been included in the consolidated results of the Company from July 1, 1997, the effective date of the acquisition.
These results do not include the
subsidiary's results of operations for the comparable periods in 1996.

Sales were $1,827,502 for the twelve month period ended December
31, 1997, all of which resulted from
the Company's acquisition of its operating subsidiary, L'Abbigliamento, Ltd., which was completed effective
July 1, 1997. The Company did not have any revenue in the comparable period for 1996. After cost of revenues of $1,419,701 gross profit realized was $407,801 for the period ended December 31, 1997. All of the gross profit resulted from operations of the Company's subsidiary, and the Company did not have any gross profit in the comparable period for 1996. Gross profit for the year ended December 31, 1997 was 22.3 per cent of sales.

Consolidated operating expenses for 1997 were $416,412, which includes the Subsidiary's total of $306,979 and the parent Company's total of $109,433. The parent Company's operating expenses decreased $40,110 from 1996 primarily due to reduced legal and consulting fees.
The Subsidiary's operating expenses were 16.8 per cent of sales for the period reported.

The net loss for the twelve month period ended December 31, 1997 was $8,611 compared to a net loss of $149,543 for the comparable period ended December 31, 1996, a decrease of $140,932. All of the decrease in net loss during this period resulted from operations of the Company's subsidiary.

The total cash and cash equivalents at December 31, 1997 totalled
$133,606.  Of that amount the
Subsidiary's total was $62,459, and the parent company's total was $71,147.

Accounts receivable at December 31, 1997 totalled $1,374,546, all of which is owed to the Subsidiary. Of that total, 25 per cent is current, 25 per cent is 30-60 days old, and 50 per cent is over 60 days old. This pattern is characteristic of the subsidiary's industry and customer base.

Inventory at December 31, 1997 totalled $1,819,695, which was all maintained by the Subsidiary. Of that total, $761,552 represented raw material (fabric) for production.

Accounts payable at December 31, 1997 totalled $1,408,676, all of which is current. Of that amount, the Subsidiary's accounts payable total was $1,332,674, and the parent company's total was $76,002. The
Subsidiary's accounts payable total consists mostly of raw material purchases and cost of finished goods, consistent with the Subsidiary's Cost of Goods Sold and Operating
Expense percentages of sales.  The parent
Company's accounts payable represents its normal business overhead expenses.

The amount of $361,098 due to a factor and the long term bank loans in the amount of $252,414 represent borrowings by the Subsidiary, as a result of the need to carry customer accounts receivable and to purchase fabric inventory in advance of the selling season.

The Company is continuing to look for suitable acquisition candidates. As of the date of this Report, no additional acquisition candidates have been found, and there is no assurance that any additional candidates will be found.

Liquidity and Capital Resources

At the end of fiscal 1997, the Company and its subsidiary had cash totalling $133,606, which is not adequate for working capital requirements, There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

As of the date of this Report, in a Private Placement Offering, the Company has sold 180,500 Series B
Convertible Preferred Stock Purchase Warrants and received proceeds of $168,500, net of offering costs of $12,000. See Part II, Item 5.

General Risk Factors Affecting the Company and its Subsidiary

Various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this document), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to, economic and business conditions in the United
States and abroad; the level of demand for apparel products and success of planned marketing programs; the intensity of competition and the pricing pressures that may result; changes in labor and import and export regulations; the ability of the Subsidiary to timely and effectively manage inventory levels and sourcing; the ability to finance capital expenditures; and currency fluctuation.

Change in Control

By formal Agreement dated as of September 23, 1996, the Company agreed to acquire 100% of the capital stock of Concorde Management, Ltd. (formerly Concorde Strategies Group, Ltd. "CML"), a Delaware corporation formed in February 1996. This acquisition was concluded as of July 1, 1997. Under the terms of this Agreement, the Company acquired CML and its wholly owned subsidiary, L'Abbigliamento, Ltd. See
Part I, Item 1 and Note 8 to Consolidated Financial Statements contained in this Report. Reference is also made to Form 8-K Report and Exhibit filed on November 15, 1996 and Form 8-K Report filed on July 2,
1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

For the Year Ended December 31, 1997:

                                                     Reference

Report of Janet Loss, C.P.A., P.C.,
Independent Certified Public Accountant               F-11

Report of Jay Fox, C.P.A.                        F-12
Independent Certified Public Accountant

Consolidated Financial Statements:

    Balance Sheet                                     F-13, 14

    Statement of Operations                                F-15

    Statement of Cash Flows                                F-16

    Statement of Stockholder's
    Equity    (Deficit)                               F-17, 18

Notes to Financial Statements                         F-19, 20,
21, 22, 23

                        Janet Loss, C.P.A., P.C.
                       Certified Public Accountant
                   3525 S.  Tamarac Drive, Suite 125
                         Denver, Colorado 80237
Board of Directors
Concorde Strategies Group, Inc.  and Subsidiary
444 Madison Avenue, Suite 1710
New York, New York 10022

I have audited the accompanying consolidated balance sheet of
Concorde
Strategies Group, Inc.  and subsidiary as of December 31, 1997 and the
related consolidated statements of income, changes in
stockholders'
equity and cash flows for the year ended December 31, 1997.  I have also
audited the balance sheet of Concorde Strategies Group, Inc.  as of
December 31, 1996, and the related statements of income, changes in
stockholders' equity and cash flows for the year ended December
31,
1996.  The above-mentioned  financial statements are the
responsibility
of the Company's management. My responsibility is to express an opinion
on the consolidated financial statements at December 31, 1997 and the
financial statements at December 31, 1996 based on my audits.  I did not
audit the subsidiary's statement of financial condition as of
December
31, 1997 nor the subsidiary's related statement of income,
changes in
stockholders' equity and cash flows for the year ended December
31,
1997.  The subsidiary's statements reflect total assets of
$3,368,406.00
as of December 31, 1997 and total revenues of $1,827,502.00 for the six month period ended December 31, 1997. The subsidiary's financial statements are included in the consolidated financial statements of
Concorde Strategies Group, Inc. The subsidiary's financial statements were audited by other auditors whose report has been furnished to me, and my opinion in so far as it relates to the comments of the subsidiary is based solely on the report of such other auditors.

I conducted my audits in accordance with generally accepted accounting standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based upon my audit and the report of other auditors, the consolidated financial statements at December 31, 1997 and financial statements at December 31, 1996 referred to above present fairly, in all material respects, the financial position of Concorde Strategies Group,
Inc. and subsidiary as of December 31, 1997 and the financial position of Concorde Strategies Group, Inc. as of December 31, 1996, and the results of their operations and their cash flows for the years ended
December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

/s/Janet Loss
Janet Loss, C.P.A., P.C.

April 9, 1998
                             JAY FOX, C.P.A.
                            4315 AUSTIN BLVD.
                          ISLAND PARK, NY 11558





April 7, 1998



To the Board of Directors and Shareholders
     L'Abbigliamento, Ltd.  and Vista International Ltd.:

     We have audited the accompanying consolidated balance sheet of
L'Abbigliamento, Ltd. and Vista International ltd. as of December 31,
1997, and the related consolidated statements of income and retained earnings and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of L'Abbigliamento, Ltd. and Vista International Ltd. as of December 31,
1997, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

/s/ Jay Fox
Jay Fox, C.P.A.

              CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY

               CONSOLIDATED BALANCE SHEET AND BALANCE SHEET

                     DECEMBER 31, 1997 AND 1996

                                          CONSOLIDATED
                                        BALANCE SHEET BALANCE
SHEET
                                            1997          1996


                                  ASSETS

CURRENT ASSETS:
     Cash and cash equivalents          $  133,606    $
-
     Accounts receivable              1,374,546               -
     Inventory (as submitted)         1,819,695               -
     Prepaid Expenses                       13,435
-

     TOTAL CURRENT ASSETS:              $3,341,282    $
-


     Fixed assets, net of accumulated
       depreciation of $20,907          $        -    $
-
     Leasehold improvements net of
       accumulated amortization of $999  58,852               -
     Security Deposits                      40,500
-
       TOTAL ASSETS                  $3,440,634    $          0

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                            1997          1996


CURRENT LIABILITIES:
     Accounts payable                   $1,408,676    $
26,668
     Due to Factor                         361,098            -
     Bank and other loans payable
                 (current)                  73,130            -
     Corporate income taxes payable         13,000            -
     Due to Ameristar
        Capital Corporation             $   89,383    $
78,875

       TOTAL CURRENT LIABILITIES        $1,945,287    $
105,543

LONG TERM LIABILITIES:
     Bank and other loans               $  252,414    $
-

       TOTAL LIABILITIES:               $2,197,701 $    105,543

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value,
     100,000,000 shares authorized.
     Series A Convertible, redeemable,
     1,000 shares issued and out-
     standing.
     Series B Convertible,non-dividend
     bearing, 450,000 shares issued
     and outstanding, sold at a price
     of $.3125 per share for gross
     proceeds of $140,625 less
     offering costs of $9,992           $  130,633 $         -

     Common stock, no par value,
     500,000,000 shares authorized,
     3,300,000 and 1,200,000 shares
     issued and outstanding as of
     December 31, 1997 and 1996         $  166,839 $    136,839

     Additional paid-in-capital           977,875         1,875

     Retained earnings(Deficit)           (32,414)     (244,257)

     TOTAL STOCKHOLDERS' EQUITY         1,242,933      (105,543)

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY          $3,440 634    $
0


The accompanying notes are an integral part of these financial statements.

              CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS AND
                          STATEMENT OF OPERATIONS

              For the Years Ended December 31, 1997 and 1996


  December 31, 1997   December 31, 1996
REVENUES
     Sales                         $ 1,827,502          $
0

COST OF GOODS SOLD                1,419,701                     0


     GROSS PROFIT:                     407,801             $
  0

OPERATING EXPENSES:
     Transfer and filing fees           884           $     3,836
     Insurance                          23,067
  -
     Payroll and payroll taxes        117,941
-
     Rent                              42,486
-
     Utilities and telephone            13,598
424
     Commissions                       23,626
-
     Auto and travel                    9,940
443
     Entertainment                       4,886
  -
     Bank charges and interest         31,935
-
     Advertising                        22,003
  -
     Office Expenses                    10,954
415
     Repairs and maintenance             4,177
  -
     Consulting                         79,150
118,000
     Professional Fees                  25,462
26,425
     Depreciation and amortization    4,288                     -
     Printing expenses                   2,015
  -

     TOTAL OPERATING EXPENSES       416,412               149,543

NET (LOSS) BEFORE PROVISION
     FOR INCOME TAXES                  (8,611)
(149,543)

ESTIMATED PROVISION FOR
     INCOME TAXES                      13,000
-

     NET  (LOSS)                 $  (21,611)           $
(149,543)

NET (LOSS PER SHARE)             $     (.01)           $
(.15)

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING          1,825,000              *975,000

* shares reflect a 1 for 10 reverse split

The accompanying notes are an integral part of these financial statements.

             CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
         CONSOLIDATED CASH FLOW STATEMENT AND CASH FLOW STATEMENT
              For the Years Ended December 31, 1997 and 1996

                                     Consolidated Cash   Cash
Flow Statement
                             Flow Statement 1997        1996


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $ (21,611)       $ (149,543)

Adjustments to reconcile
net loss to net cash flow
from operating activities:
     Depreciation and amortization       4,288                 -
  (Increase)in accounts receivable    (197,931)                -
  (Increase)in inventory              (393,915)                -
  (Increase)in prepaid expenses         (1,081)                -
     Increase in payables                 567,316
104,543
  (Decrease)in corporate income
       taxes payable                    $  (3,773)      $
-

Cash Used by Operating Activities    $ (46,707)       $   45,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in fixed assets               (3,082)                -
 Increase in leasehold improvements    (11,217)                -

Net Cash used in investing
     activities                           (14,299)
-

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of preferred stock                 130,633
-
     Proceeds from issuance of stock       30,000
45,000
     Paydowns of amounts due to factor    (13,902)
-

     Net Cash Provided by
       Financing Activities             $ 146,731       $
45,000

Net Increase in Cash                 $  85,725        $        0

CASH, BEGINNING OF THE PERIOD        $  47,881        $        0

CASH, END OF THE PERIOD              $ 133,606        $        0

Supplemental cash flow information
     Cash flow data:
     Interest paid            $26,270
     Income taxes paid        $     -

The accompanying notes are an integral part of these financial statements.
                                 CONCORDE STRATEGIES GROUP, INC.

                           STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIT)
                            For the Year Ended December 31, 1996
and
                          Consolidated Statement of Stockholders'
Equity
                               for the Year Ended December 31,
1997
                    Preferred
                    Stock Non-
        Deficit
                    Dividend
        Accumulated    Total
                    Bearing     Common Stock
Additional during the     Stockholders'
                    Series B    Number of   Common Stock
Paid-in         Development    Equity
                    Convertible Shares       Amount
Capital         Stage          (Deficit)
Balance,
January 1, 1996               3,000,000   $91,839     $1,875
   $(94,714)      $(1,000)

April 1996,
9,000,000 shares              9,000,000   $45,000         --
         --       $45,000
issued at no par
value at an
effective price
of $0.00

April 1996,
1-for-10 reverse
split                       (10,800,000)         --         --
         --            --

Net (loss) for
the Year Ended
December 31, 1996                   --         --           --
    (149,543)     (149,543)
Balance,
December 31, 1996             1,200,000    136,839     1,875
    (244,257)     (105,543)
300,000 shares
issued for services,
June 13, 1997                   300,000    30,000         --
          --         30,000

Shares issued for
acquisition
effective July 1,
1997                          1,800,000        --     976,000
      233,454     1,209,464

450,000 shares
of Preferred
Stock, Non-
Dividend         130,633             --         --         --
           --      130,633
Bearing Series
B Convertible

Net (loss) for
the year ended
December 31, 1997     --             --        --          --
      (21,611)      (21,611)

Balance, December
31, 1997         $130,633     3,300,000      $166,839
$977,875         $(32,414)   $1,242,933


The accompanying notes are an integral part of these financial statements.

            CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEAR ENDED DECEMBER 31, 1997 AND
        FINANCIAL STATEMENTS FOR YEAR ENDED DECEMBER 31, 1996

Note 1 - ORGANIZATION AND HISTORY
The Company is a Colorado corporation and the Company had been in the development stage since its formation on February 12, 1988. The
Company
was formed to seek potential business acquisitions and its activities since inception are primarily related to its initial public offering and merger activities.

Upon the completion of the acquisition of Concorde Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd., the Company has ceased from being a development stage company. This acquisition was effective July 1, 1997.

L'Abbigliamento, Ltd. is a New York State corporation which was incorporated in New York State in March of 1992. L'Abbigliamento, Ltd.
commenced operations in August of 1992 as an importer of fine men's clothing. In October of 1995 Vista International Ltd., incorporated in the Cayman Islands, was organized to acquire raw material and to sell finished goods to areas outside the United States. Effective July 1,
1997 L'Abbigliamento, Ltd. and Vista International Ltd. were acquired through an exchange of stock by Concorde Strategies Group, Inc.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method
The Company records income and expenses on the accrual method.

Cash and cash equivalents
Cash and cash equivalents includes cash on hand, cash on deposit and highly liquid investments with maturities generally of three months or less to L'Abbigliamento, Ltd. At December 31, 1997, there were no cash equivalents.

Organization Costs
Costs incurred in organizing the Company are being amortized over a sixty-month period.

Deferred Offering Costs
Costs associated with the Company's private offerings have been charged to the proceeds of the offering. If the offerings are unsuccessful, the costs will be charged to operations.

Sales and expenses
Sales and expenses are recorded using the accrual basis of accounting.
Inventory shipped on consignment is recorded as a sale when it is sold by the customer.

Inventory
Inventory is stated at the lower of first-in first-out; cost or market and is based upon physical counts taken by management at December
31,
1997.

Fixed assets and accumulated depreciation
Fixed assets consist of a computer system and are stated at cost less accumulated depreciation which is provided for by charges to operations over the estimated useful lives of the assets. The assets are depreciated over five years utilizing Internal Revenue Code
Section 179 expense
deduction of $17,500 annually with the remaining basis, when applicable, being depreciated using an accelerated cost revenue method.

Leasehold improvements and accumulated amortization
Leasehold improvements are stated at cost less accumulated amortization which is provided for by charges to operations over 31.5 years using a straight line method.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE
The percentage aging of trade accounts receivable and accounts payable at December 31, 1997 is as follows:

                      Accounts Receivable Accounts Payable
Current                    25%                100%
30-60 days                 25%
over 60 days               50%
                             100%

Note 4 - INVENTORY
Inventory at December 31, 1997 was as follows:
     Raw material (fabric) $  761,552
     Finished goods         679,850
     Consignment              378,293
          Total            $1,819,695

Effective October 1, 1997, L'Abbigliamento, Ltd. entered into consignment sales arrangement with two mass merchandisers of men's clothing.
During the first quarter of 1998, L'Abbigliamento, Ltd. added two additional consignment customers. Management believes that this newly instituted marketing strategy will improve sales, profit margins and collection cycles.

Note 5 - FACTORING OF ACCOUNTS RECEIVABLE
The subsidiary has entered into a non-recourse agreement with an independent factor. The balances advanced by the factor bear a one-time fee of 5% of the invoice and is secured by post dated checks issued by the customer.

Note 6 - BANK LOAN
At December 31, 1997, the subsidiary had outstanding debt in the amount of $325,544 ($73,130 - current) with interest related thereto at 2% - 7%
over the prime rate. These obligations mature over the next five years with a remaining balloon payment of $40,000 due at that time. The bank loan is secured by inventory and accounts receivable.

Note 7 - CAPITALIZATION
In April 1996, the Company undertook a private placement of its securities pursuant to the provisions of Rule 504 under Regulation D under the Securities Act of 1933, as amended, whereby it issued 9,000,000 shares of its Common Stock in exchange for the satisfaction of
$45,000 in debts owed by the Registrant. Also in April 1996, the Company effected a 1-for-10 reverse split of its common stock as the result of which the Company had, following the aforesaid private offering, 1,200,000 shares issued and outstanding. This reverse split was effected in anticipation of management's renewed efforts to find a suitable business opportunity for the Company.

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

Note 8 - MERGER ACTIVITIES
Pursuant to the Agreement and Plan of Reorganization entered into with
Concorde Management, Ltd. (formerly, Concorde Strategies Group,
Ltd.) on
September 23, 1996, and in anticipation of receiving audited financial statements the Company has completed the acquisition of Concorde Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd.
The Agreement and Plan of Reorganization was filed as an Exhibit to Form
8-K dated November 15, 1996.

The acquisition, effective as of July 1, 1997, was completed through a
tax-free exchange of securities by the Company's issuance of
1,800,000
shares of its common stock in exchange for all of the issued and outstanding common shares of Concorde Management, Ltd.

Note 9 - PROVISION FOR TAXES ON INCOME
The difference between the recorded income tax provision and the expected tax provision based on the statutory federal and state income tax rated is as follows:






Computed federal and state tax at
       statutory rates                    $29,829
Tax effect of permanent book-tax
       differences (entertainment)          891
Benefit from combining operations
       with the Company's parent          (17,720)
                                          $13,000

Note 10 - LEASES AND OTHER COMMITMENTS
The parent company leases its premises from Ameristar, an affiliated company, for the following annual rent expenses.

(eleven months)  November 1, 1997 thru September 30, 1998
$41,173
                    October 1, 1998 thru September 30, 1999
46,152
                    October 1, 1999 thru September 30, 2000
47,424
                    October 1, 2000 thru September 30, 2001
48,732
                                   Total Rent Commitment
$183,481

The subsidiary leases it premises from a company whose owner is related to a shareholder of Concorde Strategies Group, Inc. at an annual rent of $84,000, for each of the next five years with annual adjustment for real estate taxes.

The subsidiary has an employment agreement with its key executive officer for five years at base compensation, of $200,000 per year. The contract also provides for additional incentives based upon performance standards and annual adjustments to the base for changes in the consumer price index.

Note 11 - RELATED PARTY TRANSACTIONS
The Company has received advances of monies for its operating expenses from an affiliated company, Ameristar Group Incorporated. That company
("Ameristar") also serves as a consultant to Concorde. Concorde Strategies Group, Inc. is leasing office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months. (see note 10)

The Company has incurred consulting fees of $96,000 to its President,
$45,000 to "Ameristar" (an affiliate corporation), and $30,000 to a 5%
stockholder of the Company, since the beginning of 1996.

The Company has also issued 200,000 shares of common stock to two related privately owned companies in consideration of $.10 per share for consulting services performed on behalf of the Company. (See
Note 7. -
Capitalization)

As discussed in note 10, the subsidiary leases it facilities from a company whose owner is related to a shareholder of Concorde Strategies
Group, Inc. Rent paid under this lease is believed by management to be at arm's length rates. Additionally, L'Abbigliamento, Ltd. received advances from its parent, Concorde Strategies Group, Inc. which bear interest at market rate.

Note 12 - CONSOLIDATION OF FINANCIAL INFORMATION
The consolidated financial statements of the Company for the year ended
December 31, 1997 include the results of the acquisition of Concorde
Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd.
only from the date of acquisition on July 1, 1997. The financial statements for the year ended December 31, 1996 include the results of operations for the parent company only.

All material intercompany accounts and transactions have been eliminated.

Note 13 - SUBSEQUENT EVENTS
On January 7, 1998, the Company issued 315,000 shares of Series B Convertible Preferred shares to certain parties who had performed services on behalf of the Company, including two companies which are principally owned by two Directors of the Company. The shares were issued by the Company in consideration for the cancellation of payments owed by the Company at the agreed upon rate of $.25 per share and were sold through a Private Placement pursuant to the exemption provided by
Rule 504 of Regulation D under the Securities Act of 1933, as amended.

In 1998, the Company commenced a private placement of 750,000
Series B
Convertible Preferred Stock Purchase Warrants at a purchase price of
$1.00 per Warrant. The Company will realize proceeds of $138,000 from the Offering net of offering expenses of $12,000, if the minimum number of 150,000 Warrants are sold. The Company will realize proceeds of
$738,000 from the Offering, net of offering expenses in the amount of
$12,000, if the maximum number of Warrants are sold. Each warrant entitles the holder thereof to purchase one Series B Convertible Preferred Share at a price of $3.00 per share during the period commencing thirteen months after the date of the issuance thereof and continuing thirty (30) months thereafter. The warrants are redeemable by the Company at any time after thirteen months after their issuance and prior to their expiration at a price of $0.05 per warrant, upon 30 days prior written notice, provided that the closing sale price of the shares as reported on the NASD Electronic Bulletin Board shall have been at least $4.80 (160% of the exercise price of the warrants) on each of the 20 consecutive trading days ending on the tenth day prior to the day on which the notice of redemption is given. As of March 31, 1998, the company has sold 150,000 warrants.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

        NAME                         Age        POSITION(S) HELD

Robert Gordon                          62   President, Director
Gera Laun                              33   Secretary
Joseph J.  Messina                     43   Director
Martin I. Saposnick          51    Director
David A. Vigor             60   Director
William C.  Hayde            38    Director

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

    WILLIAM C. HAYDE is a Director. Mr. Hayde is also an investment banker and co-owner of
Brockington Securities, a broker-dealer specializing in wholesale and institutional trading, mergers and acquisitions, and equity and debt financings. Mr. Hayde is also President of B.R. Equities, which owns and operates an electronic trading room, as well as Chairman of the Board of The Paris Group, Ltd. a venture capital and consulting company. Mr. Hayde, who has been active in the brokerage business since 1983, was previously Director of Corporate Finance for Aegis Capital. He has a Bachelor's degree in Psychology from Stonybrook University.

ITEM 11.  EXECUTIVE COMPENSATION

     Robert Gordon, President and a Director of the Company, currently receives $1,000 per week. Since
1996, payments were advanced by Ameristar, on behalf of the Company. The total advanced as of December 31, 1997 is $41,000. During 1997, the payment obligation was assumed by the Company.
As of December 31, 1997, the Company has an accrued obligation for payments to Mr. Gordon of $48,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth at the date of this Prospectus the stock ownership of each person known by the Company to be a beneficial owner of five (5%) per cent or more of the Company's Common Stock and by all officers and directors, individually and as a group:

                           Number         Percentage
                           of Shares             of
                           Owned(1)       Class(1)
     Name                       ______________        ___________
Robert Gordon*                110,000           3.33%

Gera Laun*                       3,000          0.09%

Dunhill Limited*(2)           100,000           3.03%

Remsen Group, Ltd.*(3)        228,500           6.92%

Wilmont Holdings Corp.*(4)      228,500         6.92%

David A.  Vigor*             25,000           0.75%

FNB Nominee FBO*(5)             25,000          0.75%
   David Vigor IRA

Ameristar Group Incorporated(6)*   675,000         20.45%

Paolo Vista(7)             125,000          3.78%

Officers and Directors as a        1,395,000          42.27%
     group (5 persons)

*Officer and/or Director

(1) Assumes a total number of shares outstanding of 3,300,000 shares
(2) Dunhill Limited is a privately held corporation principally owned and controlled by Joseph J. Messina and Martin I.  Saposnick, directors of the Company.
(3) Remsen Group, Ltd. is a privately held corporation principally owned and controlled by Mr. Martin
     I.  Saposnick, a director of the Company.
(4) Wilmont Holdings Corp. is a privately held corporation principally owned and controlled by Mr.
     Joseph J.  Messina, a director of the Company.
(5) FNB Nominee is trustee for IRA account of Mr. David A. Vigor, a director of the Company.
(6) Ameristar Group Incorporated is a privately held corporation principally owned and controlled by
     Joseph J. Messina and Martin I. Saposnick , directors of the Company.
(7) Paolo Vista is President of L'Abbigliamento, Ltd., the Company's wholly owned subsidiary.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM
          8-K

Financial Statements included in this Report:

     Auditors Report of Janet Loss, C.P.A., P.C. dated April 9,
1998  together with;

     Auditors Report of Jay Fox, C.P.A. dated April 7, 1998

     Consolidated Balance Sheet as of December 31, 1997 and 1996;

     Consolidated Statement of Income and Retained Earnings for the years ended December 31, 1997 and
     1996;

     Consolidated Statement of Stockholders' Equity for the year ended December 31, 1997;

     Consolidated Statement of Cash Flows for the years ended
December 31, 1997 and 1996;

     Notes to Consolidated Financial Statements.

(c)  Form 8-K filings:

     July 2, 1997 re: completion of Agreement and Plan of Reorganization with Concorde
          Management, Ltd.

     January 13, 1998 re: increase in the number of directors, and election of Mr. William C. Hayde to serve as a Director.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CONCORDE STRATEGIES GROUP, INC.


Dated: April 15, 1998                     By: /s/ Robert Gordon


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

Dated: April 15, 1998                   By: /s/ Robert Gordon

                                        Robert Gordon
                                        President & Principal
Executive Officer and
                                        Principal Financial and
Accounting Officer

Dated: April 15, 1998                   By: /s/ Gera Laun

                                        Gera Laun
                                        Secretary

Dated: April 15, 1998                   By: /s/ Joseph J.
Messina
                                        Joseph J. Messina
                                        Director

Dated: April 15, 1998                By: /s/ Martin I.  Saposnick

                                        Martin I. Saposnick
                                        Director

Dated: April 15, 1998                By: /s/ David A.  Vigor

                                        David A. Vigor
                                        Director

Dated: April 15, 1998                By: /s/ William C.  Hayde

                                        William C.  Hayde
                                        Director