Form 10QSB
period 1998-03-31
CONCORDE STRATEGIES GROUP INC
filed 1998-05-15
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

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

3,300,000 shares of Common Stock, no par value, outstanding on March 31, 1998.

                 CONCORDE STRATEGIES GROUP, INC.
                  Form 10-QSB Quarterly Report
                For Period Ended March 31, 1998
                       Table of Contents



                  Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                3

     Unaudited Consolidated Balance Sheets at
     March 31, 1998 and December 31, 1997                    4

     Unaudited Consolidated Statement of Operations
     For Three Months Ended March 31, 1998 and unaudited     5
     Statement of Operations For Three Months Ended
     March 31, 1997

     Unaudited Consolidated Statement of Cash Flows For
     Three Months Ended March 31, 1998 and Unaudited
     Statement of Cash Flows For Three Months Ended
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












Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the period covered by this report include the unaudited results of the Company's subsidiary (see Note 8). The results of operations do not include any adjustments which may be necessary based on results of the audit of the Subsidiary's financial statements as of June 30, 1997, which has not been completed as of the date of this report, and do not include the Subsidiary's results for the comparable periods in 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1997 and Form 8-K filed July 2, 1997.
































        CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY


                     CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)   Audited
                                       March 31,   December 31,
                                        1998           1997

                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $   134,164   $    133,606
  Accounts receivable                1,378,765        1,374,546
  Inventory (as submitted)           1,913,048        1,819,695
  Prepaid Expenses                   $         -   $     13,435

  TOTAL CURRENT ASSETS:              $ 3,425,977   $  3,341,282

  Fixed assets, net of accumulated
     depreciation of $24,454         $         -              -
  Leasehold improvements net of
     accumulated amortization of $1384
     net of amortization                  58,467         58,852
  Security Deposits                     40,500         40,500
  Deferred Offering Costs                 12,000              -

     TOTAL ASSETS                    $ 3,536,944   $  3,440,634

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                     (Unaudited) Audited
                                       March 31, December 31,
                                         1998          1997
CURRENT LIABILITIES:
  Accounts payable                   $ 1,407,839 $  1,487,426
  Due to Factor                          359,098      361,098
  Bank and other loans payable
               (current)                  72,880       73,130
  Corporate income taxes payable           6,625       13,000
  Due to Ameristar
     Capital Corporation           $    64,383   $     89,383

     TOTAL CURRENT LIABILITIES       $ 1,910,825 $ 2,024,037

LONG TERM LIABILITIES:
  Bank and other loans               $   236,964 $    252,414

     TOTAL LIABILITIES:              $ 2,147,789 $  2,276,451

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
  100,000,000 shares authorized.
  Series A Convertible, redeemable,
  1,000 shares issued and out-
  standing.
  Series B Convertible,non-dividend
  bearing, 765,000 shares issued
  and outstanding                    $   209,383 $     130,633

  Series B Convertible Preferred
  Stock Purchase Warrants issuable $   150,000   $           -

  Common stock, no par value,
  500,000,000 shares authorized,
  3,300,000 shares issued and
  outstanding                      $   166,839   $     166,839

  Additional paid-in-capital             977,875       977,875

  Retained earnings(Deficit)         (114,942)     (111,164)

  TOTAL STOCKHOLDERS' EQUITY           1,389,155     1,164,183

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY          $ 3,536,944  $   3,440,634


The accompanying notes are an integral part of these financial statements.

               CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS AND
                    STATEMENT OF OPERATIONS (Unaudited)

                        For the Three Months Ended
                                   March 31, 1998      March 31, 1997
REVENUES
     Sales                         $ 915,569           $         0

COST OF GOODS SOLD                   691,381                     0

     GROSS PROFIT:                   224,188           $         0

OPERATING EXPENSES:
     Transfer and filing fees            426           $       495
     Insurance                         6,626                     -
     Payroll and payroll taxes        74,312                     -
     Rent                             32,229                     -
     Utilities and telephone           8,068                   209
     Commissions                       9,833                     -
     Auto and travel                   7,038                     -
     Entertainment                     3,911                     -
     Bank charges and interest        13,484                     -
     Advertising                       1,400                     -
     Office Expenses                   7,124                   694
     Repairs and maintenance           1,998                     -
     Consulting                       30,625                13,000
     Professional Fees                26,961                 3,000
     Depreciation and amortization     3,931                     -
     Printing expenses                     -                     -

     TOTAL OPERATING EXPENSES        227,966                17,398

NET INCOME(LOSS) BEFORE
     PROVISION FOR INCOME TAXES       (3,778)              (17,398)

ESTIMATED PROVISION FOR
     INCOME TAXES                          -                     -

     NET  (LOSS)                 $    (3,778)          $   (17,398)

NET (LOSS PER SHARE)             $     (.001)          $      (.01)

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING           3,300,000             1,200,000


The accompanying notes are an integral part of these financial statements.

              CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
          CONSOLIDATED CASH FLOW STATEMENT AND CASH FLOW STATEMENT
      For the Three Months Ended March 31, 1998 and 1997 (Unaudited)

                                     Consolidated Cash   Cash Flow
                                     Flow Statement      Statement
                                     March 31, 1998      March 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $   (3,778)      $  (17,398)
Adjustments to reconcile
net loss to net cash flow
from operating activities:
     Depreciation and amortization        3,931                -
  (Increase)in accounts receivable       (4,219)               -
  (Increase)in inventory                (93,353)               -
     Decrease in prepaid expenses           13,435               -
  (Decrease)in due to Ameristar
       Capital Corporation                 (25,000)                 -
     Increase in deferred
       offering costs                      (12,000)                 -
  (Decrease)in payables                 (79,586)          11,390
  (Decrease)in corporate income
       taxes payable                    $   (6,375)     $    6,008

Cash Used by Operating Activities    $ (206,945)      $        -

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in fixed assets                (3,547)               -
 Increase in leasehold improvements           -                -

Net Cash used in investing
     activities                             (3,547)              -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       preferred stock and warrants        228,750                  -
     Paydowns of amounts due to factor      (2,000)              -
     Decrease in Bank and other loans      (15,700)              -

     Net Cash Provided by
       Financing Activities             $  211,050      $        -

Net Increase in Cash                 $      558       $        0

CASH, BEGINNING OF THE PERIOD        $  133,606       $        0
CASH, END OF THE PERIOD              $  134,164       $        0



The accompanying notes are an integral part of these financial statements.



                                  CONCORDE STRATEGIES GROUP, INC.
                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          Consolidated Statement of Stockholders' Equity
                            for the Three Months Ended March 31, 1998
                 Preferred   Series B
                 Stock Non-  Convertible
                 Dividend    Preferred
   Total
                 Bearing     Stock     Common Stock           Additional
Stockholders'
                 Series B   Purchase   Number of  Common Stock Paid-in Deficit
   Equity
                 Convertible Warrants  Shares     Amount    Capital  Accumulated
(Deficit)
Balance,
January 1, 1998  $130,633    $    0    3,300,000   $166,839 $977,875  $(111,164)
          $ 1,164,183

315,000 shares
of Series B
Convertible           78,750          --           --         --             --
           --      $    78,750
Preferred Stock
issued for
services,
January 7, 1998

Private Placement
of Series B              --     $150,000           --         --            --
         --          150,000
Convertible
Preferred Stock
Purchase Warrants,
for cash (issuable)

Net (loss) for
the Three Months
Ended March 31,
1998                   --          --           --            --
 --       (3,778)              (3,778)

Balance,
March 31, 1998   $209,383     $150,000    3,300,000     $166,839
   $977,875  $(114,942)          $ 1,389,155

The accompanying notes are an integral part of these financial statements.

             CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDED MARCH 31, 1998

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

Cash and cash equivalents
Cash and cash equivalents includes cash on hand, cash on deposit and highly liquid investments with maturities generally of three months or less to L'Abbigliamento, Ltd. At March 31, 1998, there were no cash equivalents.

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

Note 3 - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE
The percentage aging of trade accounts receivable and accounts payable at March 31, 1998 is as follows:

                      Accounts Receivable Accounts Payable
Current                    25%                100%
30-60 days                 25%
over 60 days               50%
                             100%

Note 4 - INVENTORY
Estimated inventory at March 31, 1998 was as follows:
     Raw material (fabric) $  803,480
     Finished goods         612,175
     Consignment              497,393
          Total            $1,913,048

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

Note 6 - BANK LOAN
At March 31, 1998, the subsidiary had outstanding debt in the amount of $309,844 ($72,880 - current) with interest related thereto at 2% - 7% over the prime rate. These obligations mature over the next five years with a remaining balloon payment of $40,000 due at that time. The bank loan is secured by inventory and accounts receivable.

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

On January 7, 1998, the Company issued 315,000 shares of Series B Convertible Preferred shares to certain parties who had performed services on behalf of the Company, including two companies which are principally owned by two Directors of the Company. The shares were issued by the Company in consideration for the cancellation of debt owed by the Company at the agreed upon rate of $.25 per share and were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended.

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

Note 9 - PROVISION FOR TAXES ON INCOME
The estimated provision for income taxes are based on the statutory federal and state income tax rates.

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

Note 11 - RELATED PARTY TRANSACTIONS
The Company has received advances of monies for its operating expenses from an affiliated company, Ameristar Group Incorporated. That company ("Ameristar") also serves as a consultant to Concorde. Concorde Strategies Group, Inc. is leasing office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months. (see note 10)

The Company has incurred consulting fees of $109,000 to its President, and $45,000 to "Ameristar" (an affiliate corporation) since the beginning of 1996.

The Company has issued 200,000 shares of common stock to two related privately owned companies in consideration of $.10 per share for consulting services performed on behalf of the Company. (See Note 7. - Capitalization)

On January 7, 1998, the Company issued 222,000 shares of Series B Convertible Preferred Stock to two related privately owned companies in consideration of $.25 per share for consulting services performed on behalf of the Company. (see Note 7 - Capitalization).

As discussed in note 10, the subsidiary leases it facilities from a company whose owner is related to a shareholder of Concorde Strategies Group, Inc. Rent paid under this lease is believed by management to be at arm's length rates. Additionally, L'Abbigliamento, Ltd. received advances from its parent, Concorde Strategies Group, Inc. which bear interest at market rate.

Note 12 - CONSOLIDATION OF FINANCIAL INFORMATION
The consolidated financial statements of the Company for the period ended March 31, 1998 include the results of the acquisition of Concorde Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd. only from the date of acquisition on July 1, 1997. The financial statements for the period ended March 31, 1997 include the results of operations for the parent company only.

All material intercompany accounts and transactions have been eliminated.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations

The results of operations for the Company's subsidiary have been included in the consolidated results of the Company for the three month period ended March 31, 1998. These results do not include the subsidiary's results of operations for the comparable periods in 1997. The effective date of the acquisition was July 1, 1997.

Sales were $915,569 for the three month period ended March 31, 1998, all of which resulted from the Company's acquisition of its operating subsidiary, L'Abbigliamento, Ltd., which was completed effective July 1, 1997. The Company did not have any revenue in the comparable period for 1997. After cost of revenues of $691,381 gross profit realized was $224,188 for the period ended March 31, 1998. All of the gross profit resulted from operations of the Company's subsidiary, and the Company did not have any gross profit in the comparable period for 1997 which was prior to the acquisition of the Subsidiary. Gross profit as a percentage of sales increased from 22.3 percent for the six month period ended December 31, 1997 to 24.5 percent for the three month period ended March 31, 1998.

Consolidated operating expenses for the three month period ended March 31, 1998 were $227,966, which includes the Subsidiary's total of $160,346 and the parent Company's total of $67,620. The parent Company's operating expenses increased $50,222 from 1997 primarily due to commencement of rent payments of $3,743 per month, increased professional fees for accounting services related to the acquisition of the subsidiary, increased consulting services and increased office expenses. The Subsidiary's operating expenses were 17.5 per cent of sales for the period reported compared to 16.8 percent of sales for the six month period ended December 31, 1997.

The net loss for the three month period ended March 31, 1998 was $3,778 compared to a net loss of $17,398 for the comparable period ended March 31, 1997, a decrease of $13,620. All of the decrease in net loss during this period resulted from operation of the subsidiary.

The total cash and cash equivalents at March 31, 1998 totalled $134,164. Of that amount the Subsidiary's total was $62,067, and the parent company's total was $72,097.

Accounts receivable at March 31, 1998 totalled $1,378,765, all of which is owed to the Subsidiary. Of that total, 25 per cent is current, 25 per cent is 30-60 days old, and 50 per cent is over 60 days old. This pattern is characteristic of the subsidiary's industry and customer base.

Inventory at March 31, 1998 totalled $1,913,048, which was all maintained by the Subsidiary. Of that total, approximately $803,480 represented raw material (fabric) for production.

Accounts payable at March 31, 1998 totalled $1,390,214, all of which is current. Of that amount, the Subsidiary's accounts payable total was $1,312,803, and the parent company's total was $77,411. The Subsidiary's accounts payable total consists mostly of raw material purchases and cost of finished goods, consistent with the Subsidiary's Cost of Goods Sold and Operating Expense percentages of sales. The parent Company's accounts payable represents its normal business overhead expenses.

The amount of $359,098 due to a factor and the long term bank loans in the amount of $236,964 represent borrowings by the Subsidiary, as a result of the need to carry customer accounts receivable and to purchase fabric inventory in advance of the selling season.

The Company is continuing to look for suitable acquisition candidates. As of the date of this Report, no additional acquisition candidates have been found, and there is no assurance that any additional candidates will be found.

Liquidity and Capital Resources

At March 31, 1998, the Company and its subsidiary had cash totalling $134,164, which is not adequate for working capital requirements, There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

As of the date of this Report, in a Private Placement Offering, the Company has sold 341,500 Series B Convertible Preferred Stock Purchase Warrants and received proceeds of $329,500, net of offering costs of $12,000. See Note 7 to Financial Statements.

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

                            OTHER INFORMATION

Item 1.  Legal Proceedings.  Not Applicable.

Item 2.  Change in Securities

Item 2(c). On January 7, 1998, the Company completed a Private Placement Offering of 315,000 non dividend bearing, no par value, Series B Convertible Preferred Shares. All of the shares were sold by the Company and no Placement Agent was involved in this Offering. The shares were sold at a purchase price of $.25 per share, with payment being made through cancellation of debts owed by the
              Company.   The shares were sold pursuant to the exemption provided
              by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each Preferred Share is convertible into one and one quarter (1.25) shares of the Company's Common Stock, no par value, at the election of the Preferred Shareholder at any time after thirteen months from the date of issuance thereof and for a period of four years thereafter.


Item 3.  Defaults Upon Senior Securities.   Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.   None

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports of Form 8-K.  None.

                                SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                             CONCORDE STRATEGIES GROUP, INC.



                             By:   /s/ Robert Gordon

                                  Robert Gordon
                                  President