Form 10KSB/A
period 1997-12-31
CONCORDE STRATEGIES GROUP INC
filed 1998-05-18
CIK 832488

SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C., 20549
                      __________________________

                             FORM 10-KSB/A

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

Present Operations

Concorde engages in the business of acquiring small growing companies in diverse industries, providing value added management services to those companies, and assisting with capital formation. These companies will become wholly owned, or majority owned,subsidiaries of Concorde.

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

In December, 1997, the Company sold 315,000 shares of Series B Convertible Preferred shares to certain parties who had performed services on behalf of the Company, including two companies which are principally owned by two Directors of the Company.
The shares were sold by the Company in consideration for the cancellation of payments owed by the Company at the agreed upon rate of $.25 per share and were sold through a
Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. These shares were issued in January, 1998, subsequent to the period covered by this report. The sale of these shares has been reflected in the Company's financial statements for the year ended December 31, 1997.

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

ITEM 6.  SELECTED FINANCIAL INFORMATION

Summary Balance Sheet Data:   YEAR ENDED DECEMBER 31,
                                          1997      1996
Total Assets                       $3,440,634     $        -0-
Total Current Assets                 3,341,282              -0-
Total Liabilities                    2,276,451      105,543

Retained Earnings (Deficit)           (111,164)    (244,527)

Stockholders' Equity.         $1,164,183     $(105,543)




Summary Earnings Data:         YEAR ENDED DECEMBER 31,
                                          1997      1996
Revenues                           $1,827,502     $        -0-

Selling, general &
administrative expense            495,162      149,543
Income (loss) from operations      (87,361)   (149,543)
Net Income (Loss)                (100,361)    (149,543)
Earnings (Loss) per
Share                              $       (.05)  $      n/a

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

Consolidated operating expenses for 1997 were $495,162, which includes the Subsidiary's total of $306,979 and the parent Company's total of $188,183. The parent Company's operating expenses increased $38,640 from 1996 primarily due to increased consulting fees. The Subsidiary's operating expenses were 16.8 per cent of sales for the period reported.

The net loss for the twelve month period ended December 31, 1997 was $87,361 compared to a net loss of $149,543 for the comparable period ended
December 31, 1996, a decrease
of $62,182. All of the decrease in net loss during this period resulted from operations of the Company's subsidiary.

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

Accounts payable at December 31, 1997 totalled $1,487,426, all of which is current.
Of that amount, the Subsidiary's accounts payable total was $1,332,674, and the parent company's total was $154,752. The Subsidiary's accounts payable total consists mostly of raw material purchases and cost of finished goods, consistent with the Subsidiary's
Cost of Goods Sold and Operating Expense percentages of sales. The parent Company's accounts payable represents its normal business overhead expenses and consulting services.

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

/s/Janet Loss
Janet Loss, C.P.A., P.C.

May 14, 1998
                             JAY FOX, C.P.A.
                            4315 AUSTIN BLVD.
                          ISLAND PARK, NY 11558





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
-


     Fixed assets, net of accumulated
       depreciation of $20,907          $        -    $
-
     Leasehold improvements net of
       accumulated amortization of $999  58,852               -
     Security Deposits                      40,500
-
       TOTAL ASSETS                  $3,440,634    $          0

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                            1997          1996


CURRENT LIABILITIES:
     Accounts payable                   $1,487,426    $
26,668
     Due to Factor                         361,098            -
     Bank and other loans payable
                 (current)                  73,130            -
     Corporate income taxes payable         13,000            -
     Due to Ameristar
        Capital Corporation             $   89,383    $
78,875

       TOTAL CURRENT LIABILITIES        $2,024,037    $
105,543

LONG TERM LIABILITIES:
     Bank and other loans               $  252,414    $
-

       TOTAL LIABILITIES:               $2,276,451 $    105,543

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value,
     100,000,000 shares authorized.
     Series A Convertible, redeemable,
     1,000 shares issued and out-
     standing.
     Series B Convertible,non-dividend
     bearing, 450,000 shares issued
     and outstanding, sold at a price
     of $.3125 per share for gross
     proceeds of $140,625 less
     offering costs of $9,992           $  130,633 $         -

     Common stock, no par value,
     500,000,000 shares authorized,
     3,300,000 and 1,200,000 shares
     issued and outstanding as of
     December 31, 1997 and 1996         $  166,839 $    136,839

     Additional paid-in-capital           977,875         1,875

     Retained earnings(Deficit)          (111,164)     (244,257)

     TOTAL STOCKHOLDERS' EQUITY         1,164,183      (105,543)

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY          $3,440 634    $
0


The accompanying notes are an integral part of these financial statements.

              CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS AND
                          STATEMENT OF OPERATIONS

              For the Years Ended December 31, 1997 and 1996


  December 31, 1997   December 31, 1996
REVENUES
     Sales                         $ 1,827,502          $
0

COST OF GOODS SOLD                1,419,701                     0


     GROSS PROFIT:                     407,801             $
  0
OPERATING EXPENSES:
     Transfer and filing fees           884           $     3,836
     Insurance                          23,067
  -
     Payroll and payroll taxes        117,941
-
     Rent                              42,486
-
     Utilities and telephone            13,598
424
     Commissions                       23,626
-
     Auto and travel                    9,940
443
     Entertainment                       4,886
  -
     Bank charges and interest         31,935
-
     Advertising                        22,003
  -
     Office Expenses                    10,954
415
     Repairs and maintenance             4,177
  -
     Consulting                        157,900
118,000
     Professional Fees                  25,462
26,425
     Depreciation and amortization    4,288                     -
     Printing expenses                   2,015
  -

     TOTAL OPERATING EXPENSES       495,162               149,543

NET (LOSS) BEFORE PROVISION
     FOR INCOME TAXES                 (87,361)
(149,543)

ESTIMATED PROVISION FOR
     INCOME TAXES                      13,000
-

     NET  (LOSS)                 $ (100,361)           $
(149,543)

NET (LOSS PER SHARE)             $     (.05)           $
(.15)

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING          1,825,000              *975,000

* shares reflect a 1 for 10 reverse split

The accompanying notes are an integral part of these financial statements.

             CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
         CONSOLIDATED CASH FLOW STATEMENT AND CASH FLOW STATEMENT
              For the Years Ended December 31, 1997 and 1996

                                     Consolidated Cash   Cash
Flow Statement
                             Flow Statement 1997        1996


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $(100,361)       $ (149,543)

Adjustments to reconcile
net loss to net cash flow
from operating activities:
     Depreciation and amortization       4,288                 -
  (Increase)in accounts receivable    (197,931)                -
  (Increase)in inventory              (393,915)                -
  (Increase)in prepaid expenses         (1,081)                -
     Increase in payables                 646,066
104,543
  (Decrease)in corporate income
       taxes payable                    $  (3,773)      $
-

Cash Used by Operating Activities    $ (46,707)       $   45,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in fixed assets               (3,082)                -
 Increase in leasehold improvements    (11,217)                -

Net Cash used in investing
     activities                           (14,299)
-

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance
       of preferred stock                 130,633
-
     Proceeds from issuance of stock       30,000
45,000
     Paydowns of amounts due to factor    (13,902)
-

     Net Cash Provided by
       Financing Activities             $ 146,731       $
45,000

Net Increase in Cash                 $  85,725        $        0

CASH, BEGINNING OF THE PERIOD        $  47,881        $        0

CASH, END OF THE PERIOD              $ 133,606        $        0

Supplemental cash flow information
     Cash flow data:
     Interest paid            $26,270
     Income taxes paid        $     -

The accompanying notes are an integral part of these financial statements.
                     CONCORDE STRATEGIES GROUP, INC.

              STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                For the Year Ended December 31, 1996 and
             Consolidated Statement of Stockholders' Equity
                  for the Year Ended December 31, 1997
                    Preferred
                    Stock Non-
        Deficit
                    Dividend
        Accumulated    Total
                    Bearing     Common Stock
Additional during the     Stockholders'
                    Series B    Number of   Common Stock
Paid-in         Development    Equity
                    Convertible Shares       Amount
Capital         Stage          (Deficit)
Balance,
January 1, 1996               3,000,000   $91,839     $1,875
   $(94,714)      $(1,000)

April 1996,
9,000,000 shares              9,000,000   $45,000         --
         --       $45,000
issued at no par
value at an
effective price
of $0.00

April 1996,
1-for-10 reverse
split                       (10,800,000)         --         --
         --            --

Net (loss) for
the Year Ended
December 31, 1996                   --         --           --
    (149,543)     (149,543)
Balance,
December 31, 1996             1,200,000    136,839     1,875
    (244,257)     (105,543)
300,000 shares
issued for services,
June 13, 1997                   300,000    30,000         --
          --         30,000

Shares issued for
acquisition
effective July 1,
1997                          1,800,000        --     976,000
      233,454     1,209,454

450,000 shares
of Preferred
Stock, Non-
Dividend         130,633             --         --         --
           --      130,633
Bearing Series
B Convertible

Net (loss) for
the year ended
December 31, 1997     --             --        --          --
      (100,361)    (100,361)

Balance, December
31, 1997         $130,633     3,300,000      $166,839
$977,875         $(111,164)  $1,164,183


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

In December, 1997, the Company sold 315,000 shares of Series B Convertible Preferred shares to certain parties who had performed services on behalf of the Company, including two companies which are principally owned by two Directors of the Company.
The shares were sold by the Company in consideration for the cancellation of payments owed by the Company at the agreed upon rate of $.25 per share and were sold through a
Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. These shares were issued in January, 1998, subsequent to the period covered by this report.

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

Subsequent to the period covered by this report, On January 7, 1998, the Company issued 222,000 shares of Series B Convertible Preferred Stock to two related privately owned companies in consideration of $.25 per share for consulting services performed on behalf of the Company. (see Note 7 - Capitalization).

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

Note 13 - SUBSEQUENT EVENTS
On January 7, 1998, the Company issued 315,000 shares of Series B Convertible Preferred shares to certain parties who had performed services on behalf of the Company, including two companies which are principally owned by two Directors of the Company.
The shares were issued by the Company in consideration for the cancellation of payments owed by the Company at the agreed upon rate of $.25 per share and were sold through a
Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. (see Note 7 to financial statements).

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
William C.  Hayde            38    Director

     Profiles of the directors and officers of the Company are set forth below. All directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the Board may be filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of
Directors. There is no Executive Committee or other committee of the Board of Direc-tors. Election to the Board of Directors is for a period of one year or until the next shareholder's meeting and elections are ordinarily held at the Company's Annual Meeting of Shareholders. There are no family relationships between officers and directors.

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

     Auditors Report of Janet Loss, C.P.A., P.C. dated May 14,
1998  together with;

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

                 CONCORDE STRATEGIES GROUP, INC.


Dated: May 15, 1998                       By: /s/ Robert Gordon


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

Dated: May 15, 1998                  By: /s/ Robert Gordon


                                        Robert Gordon
                                        President & Principal
Executive Officer
                                        and Principal Financial
and Accounting
                                        Officer

Dated: May 15, 1998                  By: /s/ Gera Laun


                                        Gera Laun
                                        Secretary

Dated: May 15, 1998                  By: /s/ Joseph J.  Messina


                                        Joseph J. Messina
                                        Director

Dated: May 15, 1998                By: /s/ Martin I.  Saposnick


                                        Martin I. Saposnick
                                        Director

Dated: May 15, 1998                By: /s/ David A.  Vigor


                                        David A. Vigor
                                        Director

Dated: May 15, 1998                By: /s/ William C.  Hayde


                                        William C.  Hayde
                                        Director