Form 10QSB
period 1998-06-30
CONCORDE STRATEGIES GROUP INC
filed 1998-08-14
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period
                         from ________to_________


Commission File Number 33-21546-D


                 CONCORDE STRATEGIES GROUP, INC.
(Exact name of small business issuer as specified in its charter)

     Colorado                                       84-1108035
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                 Identification No.)


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
Yes x   No

3,600,000 shares of Common Stock, no par value, outstanding on
August   13, 1998.

                 CONCORDE STRATEGIES GROUP, INC.
                  Form 10-QSB Quarterly Report
                 For Period Ended June 30, 1998
                       Table of Contents



                  Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                3

     Unaudited Consolidated Balance Sheets at
     June 30, 1998 and December 31, 1997                     4-5

     Unaudited Consolidated Statement of Operations
     For Three and Six Months Ended June 30, 1998 and        6
     June 30, 1997

     Unaudited Consolidated Statement of Cash Flows For Six
     Months Ended June 30, 1998 and Unaudited Statement of   7
     Cash Flows For Six Months Ended June 30, 1997

     Statement of Stockholders' Equity (Deficit)             8

     Notes to Financial Statements                            9-14

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                            15


PART II -- OTHER INFORMATION                                 17


SIGNATURES                                                   17










Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the period covered by this report include the unaudited results of the Company's subsidiary (see Note 8). The results of operations do not include any adjustments which may be necessary based on results of the audit of the Subsidiary's financial statements as of June 30, 1997, which has not been completed as of the date of this report, and do not include the Subsidiary's results for the comparable periods in 1997. Operating results for the six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB/A for the year ended December 31, 1997.
































        CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY


                     CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)   Audited
                                       June 30,    December 31,
                                        1998           1997

                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $    263,735  $    133,606
  Accounts receivable                 1,182,358     1,374,546
  Inventory (as submitted)            2,003,965     1,819,695
  Prepaid Expenses                   $    105,750  $     13,435

  TOTAL CURRENT ASSETS:              $  3,555,808  $  3,341,282

  Fixed assets, net of accumulated
     depreciation of $ 0             $      2,496             -
  Leasehold improvements net of
     accumulated amortization
     of $4,313                             58,085        58,852
  Security Deposits                      40,500        40,500
  Deferred Offering Costs                  12,000             -

     TOTAL ASSETS                    $  3,668,889  $  3,440,634

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                     (Unaudited) Audited
                                       June 30,  December 31,
                                         1998          1997
CURRENT LIABILITIES:
  Accounts payable                   $ 1,258,678 $  1,487,426
  Payroll taxes payable                    2,369              -
  Due to Factor                          279,097      361,098
  Bank and other loans payable
               (current)                   72,880        73,130
  Corporate income taxes payable             13,171            13,000
  Due to Ameristar
     Capital Corporation           $    64,383   $     89,383

     TOTAL CURRENT LIABILITIES       $ 1,690,758 $  2,024,037

LONG TERM LIABILITIES:
  Bank and other loans               $   223,568 $    252,414

     TOTAL LIABILITIES:              $ 1,914,146 $  2,276,451

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
  100,000,000 shares authorized.
  Series A Convertible, redeemable,
  1,000 shares issued and out-
  standing.
  Series B Convertible,non-dividend
  bearing, 765,000 shares issued
  and outstanding                    $   209,383 $     130,633

  Series B Convertible Preferred
  Stock Purchase Warrants issuable     $   352,600 $           -

  Common stock, no par value,
  500,000,000 shares authorized,
  3,600,000 and 3,300,000 shares
  issued and outstanding             $   307,839 $     166,839

  Additional paid-in-capital             977,875       977,875

  Retained earnings(Deficit)             (92,954)       (111,164)

  TOTAL STOCKHOLDERS' EQUITY           1,754,743       1,164,183

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY          $ 3,668,889   $   3,440,634


The accompanying notes are an integral part of these financial statements.


              CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS AND
                    STATEMENT OF OPERATIONS (Unaudited)
                                For the Three           For the Six
                                Months Ended June 30    Months Ended June 30
                                1998        1997        1998        1997
REVENUES
     Sales                      $1,016,234  $       -   $1,931,803  $        -
     COST OF GOODS SOLD         $  762,177  $           $1,453,558  $
     GROSS PROFIT:              $  254,057  $           $  478,245  $
   OPERATING EXPENSES:
     Transfer and filing fees   $    1,160      1,270   $   1,586   $    1,765
     Insurance                      12,403          -      19,029            -
     Payroll and payroll taxes      84,135          -     158,447            -
     Other taxes                       476          -         476            -
     Rent                           32,229          -      64,458            -
     Utilities and telephone         5,277        485      13,345          694
     Commissions                    11,088          -      20,921            -
     Auto and travel                 7,247          -      14,285            -
     Entertainment                     883          -       4,794            -
     Bank charges and interest       9,730          -      23,214            -
     Credit and charges              3,073          -       3,073            -
     Advertising                         -          -       1,400            -
     Office Expenses                 7,196        310      14,320        1,004
     Repairs and maintenance         2,465          -       4,463            -
     Consulting                     22,125     43,000      52,750       57,625
     Professional Fees              24,671        375      51,632        1,750
     Depreciation and amortization     382          -       4,313            -
     Dues                            1,500          -       1,500            -
     Printing expenses          $    1,081  $       -   $   1,081   $        -
TOTAL OPERATING EXPENSES        $  227,121  $  45,440   $ 455,087   $   62,838

INCOME(LOSS) FROM OPERATIONS    $   26,936  $ (45,440)  $  23,158   $  (62,838)

OTHER INCOME AND (EXPENSES):
     INTEREST INCOME            $        - $       -    $   1,122  $         -

NET INCOME (LOSS) BEFORE
     PROVISION FOR INCOME TAXES $   26,936   (45,440)   $  24,280   $  (62,838)

ESTIMATED PROVISION FOR
     INCOME TAXES               $    6,070 $       -    $   6,070  $         -

NET INCOME (LOSS)               $   20,866 $ (45,440)   $  18,210   $  (62,838)

NET (LOSS) PER SHARE            $    .01    $   (.04)   $   .01    $ (.05)

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING        3,332,937  1,250,000  3,317,250   1,225,000
The accompanying notes are an integral part of these financial statements.

              CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
          CONSOLIDATED CASH FLOW STATEMENT AND CASH FLOW STATEMENT
       For the Three Months Ended June 30, 1998 and 1997 (Unaudited)

                                     Consolidated Cash   Cash Flow
                                     Flow Statement      Statement
                                     June 30, 1998     June 30, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                    $    18,210        $  (62,838)
Adjustments to reconcile
net loss to net cash flow
from operating activities:
     Depreciation and amortization         4,313                 -
     Decrease in accounts receivable     192,188                 -
    (Increase)in inventory              (184,270)                -
     Decrease in prepaid expenses        (92,315)                -
     Increase (Decrease)in due to
       Ameristar Capital Corporation     (25,000)           14,508
    (Increase) in deferred
       offering costs                    (12,000)                -
     Increase (Decrease)in payables     (226,379)           18,760
     Other - Net Rounding                      1                 -
     Increase in corporate income
       taxes payable                 $       171        $
Cash Used by Operating Activities    $  (325,081)       $  (29,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in fixed assets                 (2,496)                -
 Increase in leasehold improvements       (3,547)                -
Net Cash used in investing
     activities                           (6,043)                -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       preferred stock and warrants      431,350                 -
     Issuance of common stock            141,000            30,000
     Reduction in amount due
        to factor - net                  (82,001)                -
     Repayment of bank and other loans   (29,096)                -
     Net Cash Provided by
       Financing Activities          $   461,253        $   30,000

Net Increase in Cash                 $   130,129        $      430

CASH, BEGINNING OF THE PERIOD        $   133,606        $        0
CASH, END OF THE PERIOD              $   263,735        $      430

The accompanying notes are an integral part of these financial statements.


                               CONCORDE STRATEGIES GROUP, INC.
                          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          Consolidated Statement of Stockholders' Equity
                              for the Six Months Ended June 30, 1998

                  Preferred   Series B
                  Stock Non-  Convertible
                  Dividend    Preferred                                                 Total
                  Bearing     Stock      Common Stock             Additional            Stockholders'
                  Series B    Purchase   Number of   Common Stock Paid-in   Deficit     Equity
                  Convertible Warrants   Shares      Amount       Capital   Accumulated (Deficit)
Balance,
January 1, 1998   $130,633    $      0   3,300,000   $166,839     $977,875  $(111,164)  $ 1,164,183

315,000 shares
of Series B
Convertible         78,750          --          --         --           --         --   $    78,750
Preferred Stock
issued for
services,
January 7, 1998

Private Placement
of Series B            --     $352,600          --         --           --         --       352,600
Convertible
Preferred Stock
Purchase Warrants,
for cash (issuable)

300,000 shares of
Common Stock issued
for services,          --                  300,000    141,000           --         --       141,000
June 22, 1998

Net income for
the Six Months
Ended June 30,
1998                   --           --          --         --           --     18,210        18,210

Balance,
June 30, 1998    $209,383     $352,600   3,600,000   $307,839     $977,875  $ (92,954)   $1,754,743

             The accompanying notes are an integral part of these financial statements.

        CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIOD ENDED June 30, 1998

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

Note 3 - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE
The percentage aging of trade accounts receivable and accounts payable at June 30, 1998 is as follows:

                      Accounts Receivable Accounts Payable
Current                    25%                100%
30-60 days                 25%
over 60 days               50%
                          100%

Note 4 - INVENTORY
Estimated inventory at June 30, 1998 was as follows:
     Raw material (fabric) $  841,665
     Finished goods           641,268
     Consignment              521,032
          Total            $2,003,965

Effective October 1, 1997, L'Abbigliamento, Ltd. entered into consignment

Note 4 - Continued
sales arrangement with two mass merchandisers of men's clothing. During the first quarter of 1998, L'Abbigliamento, Ltd. added two additional consignment customers. Management believes that this newly instituted marketing strategy will improve sales, profit margins and collection cycles.

Note 5 - FACTORING OF ACCOUNTS RECEIVABLE
The subsidiary has entered into a non-recourse agreement with an independent factor. The balances advanced by the factor bear a one-time fee of 5% of the invoice and is secured by post dated checks issued by the customer.

Note 6 - BANK LOAN
At June 30, 1998, the subsidiary had outstanding debt in the amount of $296,448 ($72,880 - current) with interest related thereto at 2%
- 7% over the prime rate. These obligations mature over the next five years with a remaining balloon payment of $40,000 due at that time. The bank loan is secured by inventory and accounts receivable.

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

On October 24, 1997, the Company completed a Private Placement Offering of 450,000 non dividend bearing, no par value, Series B Convertible Preferred Shares. All of the shares were sold by the Company and no Placement Agent was involved in this Offering. The shares were sold at a purchase price of $.3125 per share and the Company realized proceeds of $130,633 from the Offering, net of offering expenses in the amount of $9,992. The shares were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each Preferred Share is convertible into one and one quarter (1.25) shares of the Company's Common Stock, no par value, at the election of the Preferred

Note 7 - Continued
Shareholder at any time after thirteen months from the date of issuance thereof and for a period of four years thereafter.

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

In 1998, the Company commenced a private placement of 750,000 Series B Convertible Preferred Stock Purchase Warrants at a purchase price of $1.00 per Warrant. The Company will realize proceeds of $138,000 from the Offering net of offering expenses of $12,000, if the minimum number of 150,000 Warrants are sold. The Company will realize proceeds of $738,000 from the Offering, net of offering expenses in the amount of $12,000, if the maximum number of Warrants are sold. Each warrant entitles the holder thereof to purchase one Series B Convertible Preferred Share at a price of $3.00 per share during the period commencing thirteen months after the date of the issuance thereof and continuing thirty (30) months thereafter. The warrants are redeemable by the Company at any time after thirteen months after their issuance and prior to their expiration at a price of $0.05 per warrant, upon 30 days prior written notice, provided that the closing sale price of the shares as reported on the NASD Electronic Bulletin Board shall have been at least $4.80 (160% of the exercise price of the warrants) on each of the 20 consecutive trading days ending on the tenth day prior to the day on which the notice of redemption is given. As of June 30, 1998, the company has sold 352,600 warrants.

On June 22, 1998, the registrant issued 300,000 shares of Common Stock to a company which has performed services on behalf of the registrant. The shares were issued pursuant to an option in the Consulting Agreement to pay for the consulting fees through the issuance of restricted shares of Common Stock at the agreed upon rate of $.47 per share.

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

Note 8 - Continued
The acquisition, effective as of July 1, 1997, was completed through a tax-free exchange of securities by the Company's issuance of 1,800,000 shares of its common stock in exchange for all of the issued and outstanding common shares of Concorde Management, Ltd.

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

Note 11 - RELATED PARTY TRANSACTIONS
The Company has received advances of monies for its operating expenses from an affiliated company, Ameristar Group Incorporated. That company ("Ameristar") also serves as a consultant to Concorde. Concorde Strategies Group, Inc. is leasing office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months. (see note 10)

The Company has incurred consulting fees of $113,500 to its President, and $45,000 to "Ameristar" (an affiliate corporation) since the beginning of 1996.

The Company has issued 200,000 shares of common stock to two related privately owned companies in consideration of $.10 per share for consulting services performed on behalf of the Company.
(See Note 7. - Capitalization)


Note 11 - Continued
On January 7, 1998, the Company issued 315,000 shares of Series B
Convertible Preferred Stock to certain parties who had performed services on behalf of the Company. Of that total, 222,000 shares were issued to two related privately owned companies in consideration of $.25 cents per share.

On June 22, 1998, the Registrant issued 300,000 shares of its Common Stock to a company principally owned by a Director of the Registrant in consideration of $.47 per share for consulting services performed on behalf of the Registrant. (See Note 7 - Capitalization).

As discussed in note 10, the subsidiary leases it facilities from a company whose owner is related to a shareholder of Concorde Strategies Group, Inc. Rent paid under this lease is believed by management to be at arm's length rates. Additionally, L'Abbigliamento, Ltd. received advances from its parent, Concorde Strategies Group, Inc. which bear interest at market rate.

Note 12 - CONSOLIDATION OF FINANCIAL INFORMATION
The consolidated financial statements of the Company for the period ended June 30, 1998 include the results of the acquisition of Concorde Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd. only from the date of acquisition on July 1, 1997. The financial statements for the period ended June 30, 1997 include the results of operations for the parent company only.

All material intercompany accounts and transactions have been eliminated.

ITEM 2: Management's Discussion and Analysis of Financial
Conditions and Results of Operations:

Results of Operations

The results of operations for the Company's Subsidiary have been included in the consolidated results of the Company for the three and six month periods ended June 30, 1998. These results do not include the Subsidiary's results of operations for the comparable periods in 1997. The effective date of the acquisition was July 1, 1997.

Sales were $1,016,234 for the three month period ended June 30, 1998 compared to sales of $915,569 for the three month period ended March 31, 1998, all of which resulted from the Company's acquisition of its operating Subsidiary, L'Abbigliamento, Ltd., which was completed effective July 1, 1997. Sales were $1,931,803 for the six month period ended June 30, 1998. The Company did not have any revenue in the comparable periods for 1997. After cost of revenues of $762,177 gross profit realized was $254,057 for the three month period ended June 30, 1998, compared to cost of revenues of $691,381 and gross profit of $224,188 for the three month period ended March 31, 1998. All of the gross profit resulted from operations of the Company's Subsidiary, and the Company did not have any gross profit in the comparable period for 1997 which was prior to the acquisition of the Subsidiary. Gross profit as a percentage of sales increased slightly from 24.48 percent for the three month period ended March 31, 1998 to 25.0 percent for the three month period ended June 30, 1998.

Consolidated operating expenses for the three month period ended June 30, 1998 were $227,121, which includes the Subsidiary's total of $162,720 and the parent Company's total of $64,401. The parent Company's operating expenses increased $18,961 from 1997 primarily due to commencement of rent payments of $3,743 per month, increased professional fees for accounting services related to the acquisition of the Subsidiary, increased consulting services and increased office expenses. The Subsidiary's operating expenses were 16.0 per cent of sales for the period reported compared to
17.5 percent of sales for the three month period ended March 31, 1998.

Consolidated operating expenses for the six month period ended June 30, 1998 were $455,087, which includes the Subsidiary's total of $323,064 and the parent Company's total of $132,023. The parent Company's operating expenses for this six month period increased $69,185 from 1997 primarily due to the factors listed above.

The net income for the three month period ended June 30, 1998 was $26,936 compared to a net loss of $45,440 for the comparable period ended June 30, 1997, an increase of $72,376. All of the increase in net income during this period resulted from operation of the Subsidiary. The net income for the six month period ended June 30, 1998 was $24,280 compared to a net loss of $62,838 for the comparable period ended June 30, 1997, an increase of $87,118. All of the increase in net income during the six month period resulted from operation of the Subsidiary.

The total cash and cash equivalents at June 30, 1998 totalled
$263,735. Of that amount, the Subsidiary's total was $66,960, and the parent company's total was $196,775.

Accounts receivable at June 30, 1998 totalled $1,182,358, a decrease of $196,407 from the total of $1,378,765 at March 31, 1998, all of which is owed to the Subsidiary. Of that total, 25 per cent is current, 25 per cent is 30-60 days old, and 50 per cent is over 60 days old. This pattern is characteristic of the Subsidiary's industry and customer base. The decrease in accounts receivable resulted from the Company's consistent collection efforts and consignment sales arrangement with four retailers (see
Note 4 - Inventory).

Inventory at June 30, 1998 totalled $2,003,965, compared to $1,913,048 at March 31, 1998, an increase of $90,917. The increase in inventory is related to the Subsidiary's increased sales and anticipated sales during the Fall season. The total inventory at June 30, 1998 includes approximately $841,665 of raw material (fabric) for production. All inventory is maintained by the Subsidiary.

Accounts payable at June 30, 1998 totalled $1,258,678, a decrease of $131,536 from March 31, 1998. The total at June 30, 1998 included the Subsidiary's accounts payable in the amount of $1,189,103 and the parent Company's total of $69,575. All of the accounts payable at June 30, 1998 are current. The Subsidiary's accounts payable consists of mostly raw material purchases and cost of finished goods, consistent with the Subsidiary's Cost of Goods Sold and Operating Expense percentage of sales. The parent Company's accounts payable represents its normal overhead expenses.

The amount of $279,097 due to a factor and the long term bank loans in the amount of $223,568 represent borrowings by the Subsidiary, as a result of the need to carry customer accounts receivable and to purchase fabric inventory in advance of the selling season.

The Company is continuing to look for suitable acquisition candidates. As of the date of this Report, no additional acquisition candidates have been found, and there is no assurance that any additional candidates will be found.

Liquidity and Capital Resources

At June 30, 1998, the Company and its subsidiary had cash totalling $263,735, which is not adequate for working capital requirements, There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

As of the date of this Report, in a Private Placement Offering, the Company has sold 337,600 Series B Convertible Preferred Stock
Purchase Warrants and received proceeds of $325,600, net of offering costs of $12,000. See Note 7 to Financial Statements.

Year 2000 Compliance

The Company has completed a preliminary review of its management information systems and structure for the year 2000 compliance. The parent Company utilizes basic software packages only, which should not result in any system failures or miscalculations. The parent Company does not currently have any information regarding the year 2000 compliance of its suppliers, but is not dependent on any significant supplier in conducting its business.

The Company's Subsidiary is presently conducting a review of its management information systems for the year 2000 compliance. At present, there is no indication that there may be any problems with the year 2000 compliance. The Subsidiary does not currently have any information regarding the year 2000 compliance of its suppliers.


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

                            OTHER INFORMATION

Item 1.  Legal Proceedings.  Not Applicable.

Item 2.  Change in Securities

Item 2(c). On June 22, 1998, the registrant issued 300,000 shares of its Common Stock to a company principally owned by a Director of the registrant for consulting services performed on behalf of the registrant. The shares were issued pursuant to an option in the Consulting Agreement to pay for the consulting fees through the issuance of restricted shares of Common Stock at the agreed upon rate of $.47 per share.

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

              Date:          August 13, 1998

                             CONCORDE STRATEGIES GROUP, INC.

                             By:    /s/ Robert Gordon
                                    Robert Gordon, President