Form 10QSB
period 1998-09-30
CONCORDE STRATEGIES GROUP INC
filed 1998-11-16
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

3,600,000 shares of Common Stock, no par value, outstanding on November 13, 1998.

                 CONCORDE STRATEGIES GROUP, INC.
                  Form 10-QSB Quarterly Report
              For Period Ended September 30, 1998
                       Table of Contents



                  Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                     3

     Unaudited Consolidated Balance Sheets at
     September 30, 1998 and December 31, 1997                     4-5

     Unaudited Consolidated Statement of Operations
     For Three and Nine Months Ended September 30, 1998 and       6
     September 30, 1997

     Unaudited Consolidated Statements of Cash Flows For Nine
     Months Ended September 30, 1998 and Unaudited Statement of   7
     Cash Flows For Nine Months Ended September 30, 1997

     Statement of Stockholders' Equity (Deficit)                  8

     Notes to Financial Statements                                9-14

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                 15


PART II -- OTHER INFORMATION                                      17


SIGNATURES                                                        17










Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the period covered by this report include the unaudited results of the Company's subsidiary (see Note 8). The results of operations do not include any adjustments which may be necessary based on results of the audit of the Subsidiary's financial statements as of June 30, 1997, which has not been completed as of the date of this report. The results of operations for the Company's Subsidiary have been included in the consolidated results of the Company for the three and nine month periods ended September 30, 1998 and for the three month period ended September 30, 1997. These results do not include the Subsidiary's results of operations for the six month period ended June 30, 1997, since the effective date of the acquisition was July 1, 1997. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB/A for the year ended December 31, 1997.


        CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY


                     CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)   Audited
                                     September 30, December 31,
                                        1998           1997

                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents        $     37,672  $    133,606
  Accounts receivable                 1,105,546     1,374,546
  Inventory (as submitted)            2,248,169     1,819,695
  Prepaid Expenses                 $     95,025  $     13,435

  TOTAL CURRENT ASSETS:            $  3,486,412  $  3,341,282

  Fixed assets, net of accumulated
     depreciation of $ 250         $      2,246             -
  Leasehold improvements net of
     accumulated amortization
     of $ 4,696                          57,702        58,852
  Security Deposits                      40,500        40,500
  Deferred Offering Costs                12,000             -

     TOTAL ASSETS                  $  3,598,860  $  3,440,634

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                     (Unaudited) Audited
                                     September 30, December 31,
                                         1998          1997
CURRENT LIABILITIES:
  Accounts payable                 $  1,247,622  $  1,487,426
  Payroll taxes payable                   1,950             -
  Due to Factor                         332,768       361,098
  Bank and other loans payable
               (current)                 72,880        73,130
  Corporate income taxes payable          6,577        13,000
  Due to Ameristar
     Capital Corporation           $     23,383  $     89,383

     TOTAL CURRENT LIABILITIES     $  1,685,180  $  2,024,037

LONG TERM LIABILITIES:
  Bank and other loans             $    212,747  $    252,414

     TOTAL LIABILITIES:            $  1,897,927  $  2,276,451

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
  100,000,000 shares authorized.
  Series A Convertible, redeemable,
  1,000 shares issued and out-
  standing.
  Series B Convertible,non-dividend
  bearing, 765,000 shares issued
  and outstanding                  $    209,383  $    130,633

  Series B Convertible Preferred
  Stock Purchase Warrants issued   $    337,600  $          -
  and outstanding

  Common stock, no par value,
  500,000,000 shares authorized,
  3,600,000 and 3,300,000 shares
  issued and outstanding           $    307,839  $    166,839

  Additional paid-in-capital            977,875       977,875

  Retained earnings(Deficit)           (131,764)     (111,164)

  TOTAL STOCKHOLDERS' EQUITY           1,700,93     1,164,183

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $  3,598,860  $  3,440,634


The accompanying notes are an integral part of these financial statements.
               CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF OPERATIONS(Unaudited)

                               For the Three Months    For the Nine Months
                               Ended September 30      Ended September 30
REVENUES                          1998       1997 (1)     1998       1997 (1)
     Sales                     $  853,492  $ 817,399   $2,785,295 $  817,399
     COST OF GOODS SOLD        $  648,125  $ 621,224   $2,101,683 $  621,224
     GROSS PROFIT:             $  205,367  $ 196,175   $  683,612 $  196,175
  OPERATING EXPENSES:
     Transfer and filing fees  $    1,323      6,107   $    2,909 $    7,872
     Insurance                     16,455     12,681       35,484     12,681
     Payroll and payroll taxes     87,465     66,059      245,912     66,059
     Other taxes                        -          -          476          -
     Rent                          32,229     10,500       96,687     10,500
     Utilities and telephone        6,007      5,550       19,352      6,244
     Commissions                    9,507     12,700       30,428     12,700
     Auto and travel               12,112      6,187       26,397      6,187
     Security                           -        404            -        404
     Entertainment                  3,734          -        8,528          -
     Bank charges and interest     16,720      2,916       39,934      2,916
     Credit card charges            4,684      2,776        7,757      2,776
     Advertising                        -     12,856        1,400     12,856
     Office Expenses               23,485      2,980       37,805      3,984
     Repairs and maintenance        1,169      3,406        5,632      3,406
     Consulting                    21,825     13,000       74,575     69,000
     Professional Fees              8,520     30,425       60,152     33,800
     Depreciation and amortization  6,415        994       10,728        994
     Dues                             362          -        1,862          -
     Printing                     $   341    $     -     $  1,422    $     -
TOTAL OPERATING EXPENSES       $  252,353  $ 189,541   $  707,440 $  252,379

INCOME(LOSS) FROM OPERATIONS   $  (46,986) $   6,634   $  (23,828)$  (56,204)

OTHER INCOME AND (EXPENSES):
     INTEREST INCOME           $    5,383  $       -   $    6,505 $        -

NET INCOME (LOSS) BEFORE
     PROVISION FOR INCOME TAXES $ (41,603)       6,634  $ (17,323) $ (56,204)

ESTIMATED PROVISION FOR
     INCOME TAXES              $   (2,793) $         -  $   3,277  $       -

NET INCOME (LOSS)              $  (38,810) $     6,634  $ (20,600) $ (56,204)

NET (LOSS) PER SHARE           $     (.01) $     N/A    $   .01    $    (.03)

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING        3,600,000    3,300,000    3,411,100   1,850,000
(1) See Note 12
The accompanying notes are an integral part of these financial statements.


          CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

                                     Consolidated Cash    Consolidated Cash
                                     Flow Statement       Flow Statement
                                     September 30, 1998   September 30, 1997 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                           $ (20,600)           $   (56,204)
Adjustments to reconcile
net income to net cash flow
from operating activities:
     Depreciation and amortization      10,728                      -
     Decrease (increase)in
     accounts receivable               269,000               (131,757)
     Decrease (increase)in inventory  (428,474)               444,713
     Increase in prepaid expenses      (81,590)                     -
    (Increase) in deferred
       offering costs                  (12,000)                     -
     Increase (Decrease)in advances due
       to Ameristar Capital Corporation(66,000)                60,340
  (Decrease)in accounts payable       (239,804)              (387,126)
     Increase (Decrease) in payroll
       taxes payable                     1,950                   (271)
     Increase (Decrease)in corporate
       income taxes payable          $  (6,423)           $    24,227
     (Decrease) in rent payable              -                (26,000)
Cash Flow from Operating Activities  $(573,213)           $   (72,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in fixed assets               (2,496)                (1,427)
 Increase in leasehold improvements     (9,328)                     -
Cash Flow from investing activities    (11,824)                (1,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       preferred stock and warrants    416,350                      -
     Issuance of common stock          141,000                 30,000
     Increase in due from shareholders       -                 19,749
     Reduction in amount due
        to factor - net                (28,330)                     -
     Repayment of bank and other loans (39,917)                (6,730)
Cash Flow from financing activities  $ 489,103            $    43,019

Net (Decrease) in Cash               $ (95,934)           $   (30,486)

CASH, BEGINNING OF THE PERIOD        $ 133,606            $    47,881

CASH, END OF THE PERIOD              $  37.672            $    17,395
(1) See Note 12
The accompanying notes are an integral part of these financial statements.

                          CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          Consolidated Statement of Stockholders' Equity
                     For the Nine Months Ended September 30, 1998(Unaudited)
             Preferred   Series B
             Stock Non-  Convertible
             Dividend    Preferred Common                             Total
             Bearing     Stock     Stock     Common Additional     Stockholders'
             Series B    Purchase  Number of Stock  Paid-in Deficit    Equity
             Convertible Warrants  Shares    Amount Capital Accumulated(Deficit)
Balance,
January 1, 1998 $130,633 $    0  3,300,000 $166,839 $977,875$(111,164)$1,164,183

315,000 shares
of Series B
Convertible       78,750     --         --       --        --       -- $ 78,750
Preferred Stock
issued for
services,
January 7, 1998

Private Placement
of Series B           -- $337,600       --       --        --       --  337,600
 Convertible
Preferred Stock
Purchase Warrants,
for cash issued,
August 12, 1998

300,000 shares of
Common Stock issued
for services,         --       --  300,000  141,000       --       -- 141,000
June 22, 1998

Net income for
the Nine Months
Ended September 30,
1998                  --       --       --       --        --(20,600)(20,600)

Balance,
September
30, 1998     $209,383 $337,600 3,600,000 $307,839 $977,875$(131,764)$1,700,933

The accompanying notes are an integral part of these financial statements.

        CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE PERIOD ENDED September 30, 1998
Note 1 - ORGANIZATION AND HISTORY

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

Consolidation of Financial Information - See Note 12.

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

Note 3 - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at September 30, 1998 is as follows:

                      Accounts Receivable Accounts Payable
Current                    25%                100%
30-60 days                 25%
over 60 days               50%
                          100%

Note 4 - INVENTORY

Estimated inventory at September 30, 1998 was as follows:
     Raw material (fabric) $813,481
     Finished goods         730,000
     Consignment            954,484
       Sub-total          2,497,965
       Less reserves       (249,796)
          Total          $2,248,169

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

Note 6 - BANK LOAN

At September 30, 1998, the subsidiary had outstanding debt in the amount of $285,627($72,880- current) with interest related thereto at 2% - 7% over the prime rate. These obligations mature over the next five years with a remaining balloon payment of $40,000 due at that time. The bank loan is secured by inventory and accounts receivable.

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

On August 12, 1998, the Company completed a Private Placement of 337,600 Series B Convertible Preferred Stock Purchase Warrants.
All of the Warrants were sold by the Company and no Placement Agent was involved in this Offering. The Warrants were sold at a purchase price of $1.00 per Warrant and the Company realized proceeds of $325,600 from the Offering, net of offering expenses in the amount of $12,000. The Warrants were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each warrant entitles the holder thereof to purchase one Series B Convertible Preferred Share at a price of $3.00 per share during the period commencing thirteen months after the date of the issuance thereof and continuing thirty (30) months thereafter. The warrants are redeemable by the Company at any time after thirteen months after their issuance and prior to their expiration at a price of $0.05 per warrant, upon 30 days prior written notice, provided that the closing sale price of the shares as reported on the NASD Electronic Bulletin Board shall have been at least $4.80 (160% of the exercise price of the warrants) on each of the 20 consecutive trading days ending on the tenth day prior to the day on which the notice of redemption is given.

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

Note 12 - CONSOLIDATION OF FINANCIAL INFORMATION

The consolidated financial statements of the Company for the period ended September 30, 1998 include the results of the acquisition of Concorde Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd. only from the date of acquisition on July 1, 1997. The financial statements for the period ended September 30, 1997 include the results of operations for the parent company and results of the Subsidiary for the three month period ended September 30, 1997 only.

All material intercompany accounts and transactions have been eliminated.

ITEM 2: Management's Discussion and Analysis of Financial
Conditions and Results of Operations:

Results of Operations

The results of operations for the Company's Subsidiary have been included in the consolidated results of the Company for the three and nine month periods ended September 30, 1998, and for the three month period ended September 30, 1997. These results do not include the Subsidiary's results of operations for the six month period ended June 30, 1997, since the effective date of the acquisition was July 1, 1997.

Sales for the quarterly period ended September 30, 1998 increased to $853,492 from $817,399 for the same period in 1997, an increase of $36,093 or 4.4%. Sales for the nine month period ended September 30, 1998 were $2,785,295. For the same period in 1997, the Company did not have any sales for the six months ended June 30, 1997, which was prior to the acquisition of the Subsidiary, and had sales of $817,399 for the three months ended September 30, 1997. All of the Company's sales resulted from the operation of its Subsidiary, which was completed effective July 1, 1997.

Gross Profit for the third quarter of 1998 was 24.1% of sales, which was approximately the same as the 24.0% of sales for the third quarter of 1997. After Cost of Goods Sold of $648,125 for the current quarter, Gross Profit realized was $205,367, compared to $621,224 and $196,175, respectively, for the third quarter of 1997. Gross Profit for the nine month period ended September 30, 1998 was 24.5% of sales, which was consistent with the current quarter. For the nine month period ended September 30, 1997, the Company did not have any Gross Profit prior to its acquisition of the Subsidiary effective July 1, 1997, and had Gross Profit of 24.0% of sales for the third quarter of 1997.

Consolidated operating expenses for the third quarter of 1998 were $252,353, compared to $185,541 for the same period in 1997, an increase of $66,812, or 36.0%. The parent company's operating expenses for the current quarter were $74,481, compared to $41,993 for the same period in 1997, an increase of $32,488 or 77.3%. This increase resulted from commencement of rent payments of $3,743 per month, commencement of payroll in the amount of $5,200, travel expenses totalling $3,940 for due diligence meetings for potential acquisitions, and increased normal business expenses. The Subsidiary's operating expenses for the current quarter were $177,872 compared to $147,548 for the same quarter in 1997, an increase of $30,324, or 20.5%. This increase resulted primarily from expense increases in payroll of $9,042, insurance of $4,110, rent of $3,500, office expenses of $5,999, auto and travel of $3,401, and depreciation and amortization of $4,020. As a percent of sales, operating expenses for the current quarter were 29.6%, compared to 23.2% for the same period in 1997.

Consolidated operating expenses for the nine month period ended September 30, 1998 were $707,440 compared to $252,379 for the same period in 1997, an increase of $455,061. The nine month period ended September 30, 1997 only includes operating expenses for the Subsidiary for the three months beginning on July 1, 1997, the effective date of the acquisition. As a percent of sales, operating expenses for the nine month period ended September 30, 1998 were 25.4% of sales, compared to 30.9% of sales for the same period in 1997.

The net loss for the third quarter of 1998 was $38,810 compared to net income of $6,634 for the same period in 1997, a decrease of $45,444. This decrease is a result of the increased operating expenses as discussed above. The Company's Subsidiary had net income on a pre-tax basis of $27,496 for the current quarter, compared to $33,375 for the same period in 1997. This is a decrease of $5,879, which resulted from increased operating expenses.

The net loss for the nine months ended September 30, 1998 was $20,600 compared to a net loss of $56,204 for the same period in 1997, a decrease of $35,604. The 1997 period only includes results of the Subsidiary for the three months beginning on July 1, 1997, as discussed above. The Subsidiary had net income of $115,299, after provision for taxes of $67,378, for the nine month period ended September 30, 1998. The parent company had a net loss of $135,899 for the current nine month period after provision for a tax credit of $64,101.


The total cash and cash equivalents at September 30, 1998 totalled $37,672. Of that amount, the Subsidiary's total was $15,239, and the parent company's total was $22,433.

Accounts receivable at September 30, 1998 totalled $1,105,546, a decrease of $76,812 from the total of $1,182,358 at June 30, 1998, all of which is owed to the Subsidiary. Of that total, approximately 25 per cent is current, 25 per cent is 30-60 days old, and 50 per cent is over 60 days old. This pattern is characteristic of the Subsidiary's industry and customer base. The decrease in accounts receivable resulted from the Company's consistent collection efforts and consignment sales arrangement with four retailers (see Note 4 - Inventory).

Inventory at September 30, 1998 totalled $2,248,169 compared to $2,003,965 at June 30, 1998, an increase of $244,204. The increase in inventory is related to the Subsidiary's increased sales and anticipated sales during the Fall and Winter seasons. The total inventory at June 30, 1998 includes approximately $813,481 of raw material (fabric) for production. All inventory is maintained by the Subsidiary.

Accounts payable at September 30, 1998 totalled $1,247,622, a decrease of $11,056 from June 30, 1998. The total at September 30, 1998 included the Subsidiary's accounts payable in the amount of $1,176,127 and the parent Company's total of $71,495. All of the accounts payable at September 30, 1998 are current. The Subsidiary's accounts payable consists of mostly raw material purchases and cost of finished goods, consistent with the Subsidiary's Cost of Goods Sold and Operating Expense percentage of sales. The parent Company's accounts payable represents its normal overhead expenses.

The amount of $332,768 due to a factor and the long term bank loans in the amount of $212,747 represent borrowings by the Subsidiary, as a result of the need to carry customer accounts receivable and to purchase fabric inventory in advance of the selling season.

The Company is continuing to look for suitable acquisition candidates. As of the date of this Report, no additional acquisition candidates have been found, and there is no assurance that any additional candidates will be found.

Liquidity and Capital Resources

At September 30, 1998, the Company and its subsidiary had cash totalling $37,672, which is not adequate for working capital requirements, There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

In a Private Placement Offering which was completed in August, 1998, the Company sold 337,600 Series B Convertible Preferred Stock Purchase Warrants and received proceeds of $325,600, net of offering costs of $12,000. As of the date of this report, there is no trading market for the Warrants, and there is no assurance that there will be a trading market in the future. See Note 7 to Financial Statements.

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

Item 1.  Legal Proceedings.  Not Applicable.
Item 2.  Change in Securities
Item 2(c).    On August 12, 1998, the registrant issued 337,600
         Series B Convertible Preferred Stock Purchase Warrants .
         The Warrants were sold through a private placement offering pursuant to exemption from registration provisions of the Securities Act of 1933, as amended, afforded by Rule 504 of Regulation D promulgated thereunder and state small corporate offering registration provisions. (See Note 7 - Capitalization)
Item 3.  Defaults Upon Senior Securities.   Not Applicable.
Item 4.  Submission of Matters to a Vote of Security Holders. None
Item 5.  Other Information.  None
Item 6.  Exhibits and Reports of Form 8-K.  None.
Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

                                SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 1998                CONCORDE STRATEGIES GROUP, INC.
                                       By:/s/ Robert Gordon
                                       Robert Gordon, President

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-START]                             JAN-01-1998
[PERIOD-END]                               SEP-30-1998
[CASH]                                          37,672
[SECURITIES]                                    95,025
[RECEIVABLES]                                1,105,546
[ALLOWANCES]                                         0
[INVENTORY]                                  2,248,169
[CURRENT-ASSETS]                             3,486,412
[PP&E]                                         117,394
[DEPRECIATION]                                 (4,946)
[TOTAL-ASSETS]                               3,598,860
[CURRENT-LIABILITIES]                        1,612,300
[BONDS]                                        285,627
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                    546,983
[COMMON]                                       307,839
[OTHER-SE]                                     846,111
[TOTAL-LIABILITY-AND-EQUITY]                 3,598,860
[SALES]                                      2,785,295
[TOTAL-REVENUES]                             2,785,295
[CGS]                                        2,101,683
[TOTAL-COSTS]                                  667,506
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              33,429
[INCOME-PRETAX]                               (17,323)
[INCOME-TAX]                                     3,277
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (20,600)
[EPS-PRIMARY]                                    (.01)
[EPS-DILUTED]                                    (.01)<F1>

<F1>The accompanying notes are an integral part of these financial statements.