Form 10QSB/A
period 1998-06-30
CONCORDE STRATEGIES GROUP INC
filed 1998-11-17
CIK 832488

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
Amendment being filed to submit Exhibit 27.

                 CONCORDE STRATEGIES GROUP, INC.
                  Form 10-QSB/A Quarterly Report
                 For Period Ended June 30, 1998
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

               Date:          November 17, 1998

                         CONCORDE STRATEGIES GROUP, INC.

                         By:

                                Robert Gordon, President

[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-START]                             JAN-01-1998
[PERIOD-END]                               JUN-30-1998
[CASH]                                          263735
[SECURITIES]                                    105750
[RECEIVABLES]                                  1182358
[ALLOWANCES]                                         0
[INVENTORY]                                    2003965
[CURRENT-ASSETS]                               3555808
[PP&E]                                          117394
[DEPRECIATION]                                  (4313)
[TOTAL-ASSETS]                                 3668889
[CURRENT-LIABILITIES]                          1690578
[BONDS]                                         223568
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     561983
[COMMON]                                        307839
[OTHER-SE]                                      884921
[TOTAL-LIABILITY-AND-EQUITY]                   3668889
[SALES]                                        1931803
[TOTAL-REVENUES]                               1931803
[CGS]                                          1453558
[TOTAL-COSTS]                                   431873
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               22092
[INCOME-PRETAX]                                  24280
[INCOME-TAX]                                      6070
[INCOME-CONTINUING]                              18210
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     18210
[EPS-PRIMARY]                                      .01
[EPS-DILUTED]                                      .01<F1>

<F1>The accompanying notes are an integral part of these financial statements.