Form 10KSB
period 1998-12-31
CONCORDE STRATEGIES GROUP INC
filed 1999-06-18
CIK 832488

SECURITIES & EXCHANGE COMMISSION
                         Washington, D.C., 20549
                       __________________________

                               FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 of  the Securities Exchange Act of 1934
                       __________________________
               For the Fiscal Year Ended December 31, 1998
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. At June 2, 1999, 3,600,000 shares of Common Stock, no par value were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K   [   ]

The aggregate market value of the voting stock held by non-affiliates of
registrant on June 2, 1999 was $469,989.       .






                               FORM 10-KSB
                            DECEMBER 31, 1998
                     CONCORDE STRATEGIES GROUP, INC.

                            TABLE OF CONTENTS
Item
 No.                Description                                            Page

               PART I

1.        Business                                                         3
2.        Properties                                                       5
3.        Legal Proceedings                                                5
4.        Submission of Matters to a Vote of Security Holders              5

               PART II

5.        Market for Registrant's Common Equity and Related
          Stockholder Matters                                              6
6.        Selected Financial Data                                          7
7.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8
8.        Financial Statements                                            11
9.        Disagreements on Accounting and Financial Disclosure            27

               PART III

10.       Directors and Executive Officers of the Registrant              27
11.       Executive Compensation                                          28
12.       Security Ownership of Certain Beneficial Owners
          and Management                                                  29
13.       Certain Relationships and Related Transactions                  30

               PART IV

14.       Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                            30
          Signatures

                               FORM 10-KSB
                     CONCORDE STRATEGIES GROUP, INC.
                            December 31, 1998
PART I

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

Reorganization of Business Operations

The Company reached agreement in April, 1999, subject to approval by shareholders, for the divestiture of L'Abbigliamento, Ltd., which has been Concorde's sole operating subsidiary. Under the terms of the Termination Agreement, which will be effective as of the close of business on March 31, 1999, L'Abbigliamento, Ltd. will resume operations as an independent private company. Also, L'Abbigliamento, Ltd. will return 100 percent of Concorde Class A Preferred Shares in exchange for the return of 100 percent of the capital stock of L'Abbigliamento, Ltd. held by Concorde. As part of the divestiture, L'Abbigliamento, Ltd. will repay its outstanding indebtedness to Concorde in the principal amount of $158,000 in five equal monthly payments of $1,300, plus 55 equal monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six percent per annum, to be followed by a final payment at the end of the aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount.

In further regard to the Company's Reorganization Plan, Concorde announced on March 26,1999 that it entered into a Letter of Intent with W3 Group, Inc., a privately held company engaged in the business of acquiring and developing young companies whose businesses involve the development of Internet related technology and applications. The Letter of Intent calls for Concorde to effect a reverse split of its Common Stock of not less than 1 for 15 and not more than 1 for 30, after which approximately 3,275,000 new shares of Concorde Common Stock will be issued to W3 shareholders in exchange for 100 percent of the capital stock of W3 Group, Inc. The number of outstanding shares of Concorde's Series B Convertible Preferred Stock will remain unchanged, however, the conversion feature will be adjusted to reflect the reverse split. Certain present and former officers and directors of Concorde also have an interest in W3 Group, Inc. On April 21, 1999, Concorde entered into a formal Agreement and Plan of Share Exchange with W3 Group, Inc., subject to approval by shareholders.

All of the foregoing is subject to approval by shareholders, and management expects to call a special meeting of shareholders as soon as practicable.

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

In the beginning of 1999, the Company decided to focus its acquisition efforts on Internet related technology companies. The Internet industry is going through fundamental and rapid changes as technology advances, providing significant business growth opportunities. The emergence of the Internet into homes and offices has provided a powerful new mechanism for areas such as electronic commerce, communication via E mail, and the dissemination of information.

Operations of Subsidiary

The Registrant's wholly owned Subsidiary, L'Abbigliamento, Ltd. (the "Subsidiary") was divested by Registrant as of March 31, 1999, subsequent to the period covered by this report.

Acquisition of New Subsidiary

The Company's proposed new subsidiary, W3 Group, Inc. intends to acquire, finance, and restructure profitable companies that can utilize the Internet to expand their business and distribution channel. W3's plan is based on analysis and evaluation of the current industry environment, trends, and perceived opportunities in certain industries within the Internet. W3 intends to focus on existing companies that have proven markets, profitability, and management. W3's objective is to provide a platform for selected companies to expand their markets via use of the Internet, strengthen internal functions by providing consulting services and professional management support, and expansion capital, while allowing the companies to continue management of daily operations.

On March 26, 1999, it was announced that W3 Group, Inc. executed letters of intent to acquire two privately owned companies, CompuNational, Inc. and Secure-Net Services, Inc., through an exchange of shares.

CompuNational, Inc. is located in Van Nuys, California and was founded in 1997. The company provides services to the construction industry through its Plans on Demand (TM) system. This secure Internet system is a unique, cost effective, state of the art system for quick and customized electronic transmission of blueprints and specification documents. The company also offers the construction industry web design services; "CompuWheel", a digital pen for calculations; archiving systems, advertising capability, and hardware sales.

Secure-Net Services, Inc. is located in Coral Springs, Florida and was founded in 1996. The company is marketing an authentication software security product for Windows 95/98 based systems. This leading edge software requires both a password and hand held token in order to gain entry into secured systems.

Regulation

Although the Company's planned operations are not subject to any regulations governing the Internet, services which are provided via the Internet or the companies which provide such services, it is likely that, in the future, such regulations will be instituted. Although it is not possible to predict the extent of any such future regulations, and although management is not aware of any pending regulations which would be applicable to its planned business operations, it is possible that future or unforseen changes may have an adverse impact upon the Company's ability to continue or expand its operations as presently planned. The extent of such regulations is impossible to predict, as it is the potential impact upon the business operations of the Company in accordance with its business plan.

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

The Internet marketplace is new, rapidly evolving and highly competitive, and it is expected that this competition will persist and intensify in the future, New competitors may emerge and rapidly acquire significant market share. Competitors may be able to respond more quickly than the Company to new or emerging technologies and changes in the marketplace.

ITEM 2. PROPERTIES

Facilities

The Company utilizes the offices and business facilities of Ameristar Group Incorporated ("Ameristar"), which serves as a consultant to Concorde.
Until October 31, 1997, the Company had the use of these offices and business facilities rent free. Since November 1, 1997, the Company has paid a monthly rental of $3,846.00 for use of the office space and related business facilities to Ameristar.

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

There had not been any trading market in the Company's securities from July 19, 1989 through March 24, 1997. The stock resumed trading on March 24, 1997 under the symbol "CSGG" on the OTC Electronic Bulletin Board. The number of record shareholders on December 31, 1998 for the Company's Common Stock was 232 and for its Series B Convertible Preferred Stock was 55 shareholders. There currently are 7 market makers for the Company's Common Stock and 9 market makers for its Series B Convertible Preferred Stock.

The following tables show for the periods indicated the range of high and low bid quotes for the Common Stock and Series B Convertible Preferred Shares obtained from the OTC Electronic Bulletin Board and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

COMMON STOCK TRADING HISTORY (Since March 24, 1997)

Fiscal 1997                                       High      Low
Quarter ended March 31, 1997                 $0.6250        $0.3750
Quarter ended June 30, 1997                  $0.8750        $0.8125
Quarter ended September 30, 1997             $2.0000        $0.6250
Quarter ended December 31, 1997              $1.9375        $1.3437

Fiscal 1998
Quarter ended March 31, 1998                 $1.5625        $0.6250
Quarter ended June 30, 1998                  $1.0000        $0.4375
Quarter ended September 30, 1998             $0.7500        $0.0313
Quarter ended December 31, 1998              $0.1875        $0.0313

Fiscal 1999
Quarter ended March 31, 1999                 $0.6250        $0.0400

SERIES B CONVERTIBLE PREFERRED SHARE TRADING HISTORY (Since December 4,
1997)

Fiscal 1997                                       High           Low
Quarter ended December 31, 1997              $0.3125        $0.8750

Fiscal 1998
Quarter ended March 31, 1998                 $4.7500        $0.4375
Quarter ended June 30, 1998                  $5.0625        $4.1250
Quarter ended September 30, 1998             $5.1250        $0.4375
Quarter ended December 31, 1998              $1.8750        $1.0625

Fiscal 1999
Quarter ended March 31, 1999                 $6.0625        $1.5500

On June 22, 1998, the registrant issued 300,000 shares of Common Stock to a company which has performed services on behalf of the registrant. The shares were issued pursuant to an option in the Consulting Agreement to pay for the consulting fees through the issuance of restricted shares of Common Stock at the agreed upon rate of $.47 per share.

On August 12, 1998, the Company completed a Private Placement of 337,600 Series B Convertible Preferred Stock Purchase Warrants. All of the Warrants were sold by the Company and no Placement Agent was involved in this Offering. The Warrants were sold at a purchase price of $1.00 per Warrant and the Company realized proceeds of $325,600 from the Offering, net of offering expenses in the amount of $12,000. The Warrants were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each warrant entitles the holder thereof to purchase one Series B Convertible Preferred Share at a price of $3.00 per share during the period commencing thirteen months after the date of the issuance thereof and continuing thirty (30) months thereafter. The warrants are redeemable by the Company at any time after thirteen months after their issuance and prior to their expiration at a price of $0.05 per warrant, upon 30 days prior written notice, provided that the closing sale price of the shares as reported on the OTC Electronic Bulletin Board shall have been at least $4.80 (160% of the exercise price of the warrants) on each of the 20 consecutive trading days ending on the tenth day prior to the day on which the notice of redemption is given.

Subsequent to the period covered by this report, in April, 1999, the Company sold 175,000 shares of Series B Convertible Preferred stock to certain parties who had performed services on behalf of the Company, including one company which is principally owned by a Director of the Company. The shares were sold by the Company in consideration for the cancellation of payments owed by the Company at the agreed upon rate of $2.00 per share and were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. The sale of these shares will be reflected in the Company's financial statements for the quarterly period ended June 30,1999.

The Company has not paid any dividends and, there are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, is determined by the Board of Directors based upon conditions then existing. There are no restrictions on the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Summary Balance Sheet Data:   YEAR ENDED DECEMBER 31,
                                          1998        1997           1996
Total Assets                        $3,598,222  $3,440,634     $       -0-
Total Current Assets                 3,454,374   3,341,282             -0-
Total Liabilities                    2,041,520   2,276,451         105,543

Retained Earnings (Deficit)           (263,995)   (111,164)       (244,527)
Stockholders' Equity                 1,556,702  $1,164,183     $  (105,543)

Summary Earnings Data:         YEAR ENDED DECEMBER 31,
                                          1998        1997           1996
Revenues                            $3,845,393  $1,827,502             -0-
Cost of goods sold                   3,043,546   1,419,701             -0-
Selling, general &
administrative expense                 899,077     495,162        149,543
Income (loss) from operations          (97,230)    (87,361)      (149,543)
Net Income (Loss)                     (152,831)   (100,361)      (149,543)
Earnings (Loss) per
Share                                     (.05)  $  (.05)     $      n/a

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Divesture of L'Abbigliamento, Ltd.

The Company has developed a new business strategy which is focused on seeking acquisition opportunities with Internet related technology companies. As the first step in its reorganization process, the Company reached an agreement in April, 1999 for the divesture of L'Abbigliamento, Ltd., Concorde's sole operating subsidiary. L'Abbigliamento, ltd. is a wholesaler of imported menswear, which does not fit the Company's new direction. The agreement is subject to approval by shareholders.

The following discussion is included only as historical information to comply with disclosure requirements for the year ended December 31, 1998. Investors and shareholders should bear in mind that the Company's only operating subsidiary was fully divested effective March 31, 1999, the end of the first quarter of fiscal 1999.

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

The results of operations for the Company's subsidiary have been included in the consolidated results of the Company for the year ended December 31, 1998. For the year ended December 31, 1997, consolidated results of the Company include the Subsidiary's results of operations for the six month period beginning on July 1, 1997, the effective date of the acquisition of the Subsidiary.

Sales were $3,845,393 for the twelve month period ended December 31, 1998, all of which resulted from the operation of the Company's subsidiary, L'Abbigliamento, Ltd., which was acquired effective July 1, 1997. For the same period in 1997, the Company did not have any sales for the six months ended June 30, 1997, which was prior to the acquisition of the Subsidiary, and had sales of $1,827,502 for the six months ended December 31, 1997, all of which resulted from the Subsidiary's operations. After cost of sales of $3,043,546 gross profit realized was $801,847 for the period ended December 31, 1998. All of the gross profit resulted from operations of the Company's subsidiary. The Company had gross profit of $407,801 for the six months ended December 31, 1997. Gross profit for the year ended December 31, 1998 was 20.9 per cent of sales, a decrease of 1.4 percent from the gross profit of 22.3 percent of sales for the six month period ended December 31, 1997.

Consolidated operating expenses for 1998 were $899,077, which includes the Subsidiary's total of $619,181 and the parent Company's total of $279,896. The parent Company's operating expenses increased $170,213 from 1997 primarily due to increased rent, salaries, consulting and professional fees. The Subsidiary's operating expenses were 16.1 per cent of sales for the period reported.

The net loss for the twelve month period ended December 31, 1998 was $(152,831) compared to a net loss of $(100,361) for the comparable period ended December 31, 1997, an increase of $52,470.

The total cash and cash equivalents at December 31, 1998 totaled $2,337. Of that amount the Subsidiary's total was $1,329, and the parent company's total was $1,008.

Accounts receivable at December 31, 1998 totaled $1,361,173 all of which is owed to the Subsidiary. Of that total, 25 per cent is current, 25 per cent is 30-60 days old, and 50 per cent is over 60 days old. This pattern is characteristic of the subsidiary's industry and customer base.

Inventory at December 31, 1998 totaled $2,014,517, which was all maintained by the Subsidiary. Of that total, $826,000 represented raw material (fabric) for production.

Accounts payable at December 31, 1998 totaled $1,340,483, all of which is current. Of that amount, the Subsidiary's accounts payable total was $1,256,059, and the parent company's total was $84,424. The Subsidiary's accounts payable total consists mostly of raw material purchases and cost of finished goods, consistent with the Subsidiary's Cost of Goods Sold and Operating Expense percentages of sales. The parent Company's accounts payable represents its normal business overhead expenses and consulting services.

The amount of $394,185 due to a factor and the long term bank loans in the amount of $173,381 represent borrowings by the Subsidiary, as a result of the need to carry customer accounts receivable and to purchase fabric inventory in advance of the selling season.

The Company is continuing to look for suitable acquisition candidates in its new area of concentration, to wit, Internet technology and related companies. As of the date of this Report, no additional acquisition candidates have been found other than the planned acquisition of W3 discussed above. There is no assurance that any additional candidates will be found.

Liquidity and Capital Resources

At the end of fiscal 1998, the Company and its subsidiary had cash totaling $2,337, which is not adequate for working capital requirements, There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

Year 2000 Compliance

The Company has completed a preliminary review of its management information systems and structure for Year 2000 compliance. The parent Company utilizes basic software packages and personal computers only, and it is not anticipated that any system failures or miscalculations will result from their use. The parent Company does not currently have any information regarding the Year 2000 compliance of its suppliers, but is not dependent on any significant supplier in conducting its business.

As prospective subsidiaries are evaluated, management will assess their Year 2000 compliance and develop plans to resolve Year 2000 problems for acquired companies. There can be no assurance that Year 2000 problems will not be discovered, nor that these problems will not cause any interruption of business activities. As of the date of this report, the Company does not have any information necessary to estimate the costs of such potential Year 2000 problems.

General Risk Factors Affecting the Company and its Subsidiary

Various factors could cause actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this document), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to the following:

     Continued growth, use, and acceptance of the Internet as a business medium, and development of the required infrastructure to support Internet growth
     Rapidly changing technology
     Intense competition within the Internet marketplace
     Many well established companies and smaller entrepreneurial companies have significant resources that will compete with the Company's limited resources in the acquisition of Internet technology companies. There can be no assurance that the Company will be able to compete successfully in the acquisition of subsidiary companies
     The management of growth is expected to place significant pressure on the Company's managerial, operational, and financial resources
     The Company will not be able to accomplish its growth strategy if it is not able to consummate future acquisitions

Change in Control

On April 21, 1999, Concorde entered into a formal Agreement and Plan of Share Exchange with W3 Group, Inc. subject to approval by shareholders, whereby Concorde will acquire 100 percent of the capital stock of W3 Group, Inc. in exchange for shares of Concorde's Common Stock. Prior to the closing of this Agreement, current and former Officers and Directors of Concorde own 48.6 percent of the issued and outstanding shares of the capital stock of W3 Group, Inc. Subsequent to the closing of this Agreement, if approved by shareholders, current and former Officers and Directors of Concorde will own 48.2 percent of the issued and outstanding shares of Common Stock of the new entity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

For the Years Ended December 31, 1998 and 1997:
                                                                       Reference

Report of Janet Loss, C.P.A., P.C., Independent Certified Public Accountant F-12

Report of Jay Fox, C.P.A., Independent Certified Public Accountant          F-13

Consolidated Financial Statements:

    Balance Sheets                                                      F-14, 15

    Statements of Operations                                                F-16

    Statements of Cash Flows                                                F-17

    Statements of Stockholder's Equity    (Deficit)                     F-18, 19

Notes to Financial Statements                       F-20, 21, 22, 23, 24, 25, 26

                        Janet Loss, C.P.A., P.C.
                       Certified Public Accountant
                   3525 S.  Tamarac Drive, Suite 125
                         Denver, Colorado 80237
Board of Directors
Concorde Strategies Group, Inc.  and Subsidiary
444 Madison Avenue, Suite 1710
New York, New York 10022

I have audited the accompanying consolidated balance sheets of Concorde Strategies Group, Inc. and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1998 and 1997. The above-mentioned financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the consolidated financial statements at December 31, 1998 and 1997 based on my audits. I did not audit the subsidiary's statement of financial condition as of December 31, 1998 and 1997 nor the subsidiary's related statement of income, changes in stockholders' equity and cash flows for the year ended December 31, 1998 and 1997. The subsidiary's statements reflect total assets of $3,524,717.00 and $3,368,406.00 as of December 31, 1998 and 1997
respectively and total revenues of $3,845,509 for the year December 31, 1998 and total revenues of $1,827,502.00 for the six month period ended December 31, 1997. The subsidiary's financial statements are included in the consolidated financial statements of Concorde Strategies Group, Inc. The subsidiary's financial statements were audited by other auditors whose report has been furnished to me, and my opinion in so far as it relates to the comments of the subsidiary is based solely on the report of such other auditors.

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

In my opinion, based upon my audit and the report of other auditors, the consolidated financial statements at December 31, 1998 and 1997 referred to above present fairly, in all material respects, the financial position of Concorde Strategies Group, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

/s/Janet Loss
Janet Loss, C.P.A., P.C.
June 2, 1999

                             JAY FOX, C.P.A.
                            4315 AUSTIN BLVD.
                          ISLAND PARK, NY 11558


March 31, 1999






To the Board of Directors and Shareholders
     L'Abbigliamento, Ltd.  and Vista International Ltd.:

     We have audited the accompanying consolidated balance sheet of L'Abbigliamento, Ltd. and Vista International ltd. as of December 31, 1998, and the related consolidated statements of income and retained earnings and cash flows for the twelve months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of L'Abbigliamento, Ltd. and Vista International Ltd. as of December 31, 1998, and the results of its operations and its cash flows for the twelve months then ended in conformity with generally accepted accounting principles.

/s/ Jay Fox
Jay Fox, C.P.A.

              CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                        DECEMBER 31, 1998 AND 1997

                                                CONSOLIDATED
                                        BALANCE SHEET BALANCE SHEET
                                            1998         1997


                                  ASSETS

CURRENT ASSETS:
     Cash and cash equivalents          $     2,337    $   133,606
     Accounts receivable                  1,361,173      1,374,546
     Inventory (as submitted)             2,014,517      1,819,695
     Prepaid Expenses                        76,347         13,435

     TOTAL CURRENT ASSETS:              $ 3,454,374    $ 3,341,282

     Fixed assets, net of accumulated
       depreciation of $26,299          $    46,031    $         -
     Leasehold improvements net of
       accumulated amortization of $2,534    57,317         58,852
     Security Deposits                       40,500         40,500
       TOTAL ASSETS                     $ 3,598,222    $ 3,440,634

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                            1998         1997
CURRENT LIABILITIES:
     Accounts payable                   $1,340,483    $1,487,426
     Payroll taxes payable                     591             0
     Due to Factor                         394,185       361,098
     Bank and other loans payable
                 (current)                  46,350        73,130
     Corporate income taxes payable         63,147        13,000
     Due to Ameristar
        Capital Corporation             $   23,383    $   89,383

       TOTAL CURRENT LIABILITIES        $1,868,139    $2,024,037

LONG TERM LIABILITIES:
     Bank and other loans               $  173,381    $  252,414

       TOTAL LIABILITIES:               $2,041,520    $2,276,451

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value,
     100,000,000 shares authorized.
     Series A Convertible, redeemable,
     1,000 shares issued and out-
     standing.
     Series B Convertible,non-dividend
     bearing, 765,000 shares issued
     and outstanding                    $ 209,383      $ 130,633
     Series B Convertible Preferred
     Stock Purchase Warrants issued     $ 325,600      $       0
     and outstanding

     Common stock, no par value,
     500,000,000 shares authorized,
     3,600,000 and 3,300,000 shares
     issued and outstanding as of       $ 307,839      $ 166,839
     December 31, 1998 and 1997

     Additional paid-in-capital           977,875        977,875

     Retained earnings(Deficit)          (263,995)     (111,164)

     TOTAL STOCKHOLDERS' EQUITY          1,556,702     1,164,183

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY          $3,598,222     $3,440,634

The accompanying notes are an integral part of these financial statements.
             CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1998 and 1997

                                 December 31, 1998   December 31, 1997
REVENUES
     Sales                       $ 3,845,393         $ 1,827,502

COST OF GOODS SOLD                 3,043,546           1,419,701

     GROSS PROFIT:                   801,847         $   407,801

OPERATING EXPENSES:
     Transfer and filing fees    $     3,004         $       884
     Insurance                        44,110              23,067
     Officers' salary                243,433                   -
     Payroll and payroll taxes        91,112             117,941
     Rent                            135,622              42,486
     Utilities and telephone          16,484              13,598
     Commissions                      44,656              23,626
     Auto and travel                  13,482               9,940
     Entertainment                    12,067               4,886
     Bank charges and interest        36,034              31,935
     Advertising                      17,654              22,003
     Office Expenses                  24,223              10,954
     Repairs and maintenance           7,885               4,177
     Consulting                      104,196             157,900
     Professional Fees                87,778              25,462
     Depreciation and amortization     6,926               4,288
     Printing expenses                 1,421               2,015
     Freight out                       8,033                   0
     Fines and penalties                 957                   0
     TOTAL OPERATING EXPENSES        899,077             495,162

INCOME(LOSS) FROM OPERATIONS         (97,230)            (87,361)

OTHER INCOME AND (EXPENSES):
     INTEREST INCOME                   3,443                   0

NET INCOME(LOSS) BEFORE
     PROVISION FOR INCOME TAXES      (93,787)            (87,361)

ESTIMATED PROVISION FOR
     INCOME TAXES                     59,044              13,000
     NET  (LOSS)                 $  (152,831)          $(100,361)

NET (LOSS PER SHARE)             $      (.05)          $    (.05)
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING            3,450,000           1,825,000

The accompanying notes are an integral part of these financial statements.
              CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                     CONSOLIDATED CASH FLOW STATEMENTS
               For the Years Ended December 31, 1998 and 1997


                                          1998            1997


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $ (152,831)      $ (100,361)

Adjustments to reconcile
net loss to net cash flow
from operating activities:
     Depreciation and amortization        6,926            4,288
Decrease(Increase)in accounts receivable 13,373         (197,931)
  (Increase)in inventory               (194,821)        (393,915)
  (Increase)in prepaid expenses         (62,912)          (1,081)
(Decrease)Increase in payables         (212,352)         646,066
Increase(Decrease)in corporate income
       taxes payable                 $   50,147       $   (3,773)

Cash Used by Operating Activities    $ (552,470)      $  (46,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in fixed assets               (51,423)          (3,082)
 Increase in leasehold improvements           0          (11,217)

Net Cash used in investing
     activities                         (51,423)         (14,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance
    of preferred stock                   78,750          130,633
  Proceeds from issuance of preferred
    stock purchase warrants             325,600                0
  Proceeds from issuance of stock       141,000           30,000
Increase(Decrease)in amounts
  due to factor                          33,087          (13,902)
  Repayment of bank and other loans    (105,813)               0
  Net cash provided by
    financing activities                472,624          146,731

Net Increase (Decrease)in Cash       $ (131,269)      $   85,725

CASH, BEGINNING OF THE PERIOD        $  133,606       $   47,881

CASH, END OF THE PERIOD              $    2,337       $  133,606


The accompanying notes are an integral part of these financial statements.

                          CONCORDE STRATEGIES GROUP, INC. AND SUBSIDIARY
                         CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          Consolidated Statement of Stockholders' Equity
                          for the Year Ended December 31, 1998 and 1997
                Preferred Series B
                Stock Non-  Convertible
                Dividend    Preferred                                                  Total
                Bearing     Stock     Common Stock              Additional             Stockholders'
                Series B    Purchase  Number of    Common Stock Paid-in   Deficit      Equity
                Convertible Warrants  Shares       Amount       Capital   Accumulated  (Deficit)
Balance,
January 1, 1997                            1,200,000          136,839           1,875       (244,257)    (105,543)

300,000 shares
issued for services,
June 13, 1997                                300,000           30,000              --             --       30,000

Shares issued for
acquisition
effective July 1,
1997                                       1,800,000               --         976,000        233,454    1,209,454

450,000 shares
of Preferred
Stock, Non-
Dividend           130,633                        --               --               --            --      130,633
Bearing Series
B Convertible

Net (loss) for
the year ended
December 31, 1997        --                       --               --               --      (100,361)    (100,361)

Balance, December
31, 1997        $   130,633                3,300,000         $166,839         $977,875     $(111,164)   $1,164,183

315,000 shares
of Series B
Convertible           78,750        --        --            --             --        --    $   78,750
Preferred Stock
issued for
services,
January 7, 1998




300,000 shares of
Common Stock issued
for services,       --         --        300,000         141,000          --          --     141,000
June 22, 1998

Private Placement
of Series B              --   $325,600         --             --          --          --     325,600
Convertible
Preferred Stock
Purchase Warrants,
for cash issued,
August 12, 1998

Net (loss) for
the Year Ended
December 30, 1998        --         --             --               --              --       (152,831)      (152,831)

Balance,
December 31, 1998   $209,383   $325,600  3,600,000          $307,839      $977,875      $(263,995)   $1,556,702

The accompanying notes are an integral part of these financial statements.

             CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
Note 1 - ORGANIZATION AND HISTORY

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

Cash and cash equivalents
Cash and cash equivalents includes cash on hand, cash on deposit and highly liquid investments with maturities generally of three months or less to L'Abbigliamento, Ltd. At December 31, 1998, there were no cash equivalents.

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

Inventory
Inventory is stated at the lower of first-in first-out; cost or market and is based upon physical counts taken by management at December 31, 1998 and 1997.

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

Note 3 - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE

The percentage aging of trade accounts receivable and accounts payable at December 31, 1998 is as follows:

                                   Accounts Receivable Accounts Payable
Current                                 25%                 100%
30-60 days                              25%
over 60 days                            50%
                                       100%

Note 4 - INVENTORY

Inventory at December 31, 1998 was as follows:
     Raw material (fabric)    $   826,000
     Finished goods             1,188,517

               Total          $ 2,014,517

Effective October 1, 1997, L'Abbigliamento, Ltd. entered into consignment sales arrangement with two mass merchandisers of men's clothing. During 1998, L'Abbigliamento, Ltd. added additional consignment customers. Management believes that this newly instituted marketing strategy will improve sales, profit margins and collection cycles.


Note 5 - FACTORING OF ACCOUNTS RECEIVABLE

The subsidiary has entered into a non-recourse agreement with an independent factor. The balances advanced by the factor bear a one-time fee of 5% of the invoice and is secured by post dated checks issued by the customer.

Note 6 - BANK LOAN

At December 31, 1998, the subsidiary had outstanding debt in the amount of $219,731($46,350- current) with interest related thereto at 2% - 7% over the prime rate. These obligations mature over the next five years with a remaining balloon payment of $40,000 due at that time. The bank loan is secured by inventory and accounts receivable.

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

Subsequent to the period covered by this report, in April, 1999, the Company sold 175,000 shares of Series B Convertible Preferred stock to certain parties who had performed services on behalf of the Company, including one company which is principally owned by a Director of the Company. The shares were sold by the Company in consideration for the cancellation of payments owed by the Company at the agreed upon rate of $2.00 per share and were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. The sale of these shares will be reflected in the Company's financial statements for the quarterly period ended June 30,1999.

Note 8 - PROVISION FOR TAXES ON INCOME

The estimated provision for income taxes are based on the statutory federal and state income tax rates. The State of New York does not allow a foreign company to offset its income by the parent company's losses.


Note 9 - LEASES AND OTHER COMMITMENTS

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

Note 10 - RELATED PARTY TRANSACTIONS

The Company has received advances of monies for its operating expenses from an affiliated company, Ameristar Group Incorporated. That company ("Ameristar") also serves as a consultant to Concorde. Concorde Strategies Group, Inc. is leasing office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months. (see note 10)

The Company has incurred consulting fees of $132,833 to its President, and $45,000 to "Ameristar" (an affiliate corporation) since the beginning of 1996.

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

Note 11 - CONSOLIDATION OF FINANCIAL INFORMATION

The consolidated financial statements of the Company for the year ended December 31, 1998 include the results of the Company's wholly owned subsidiary, L'Abbigliamento, Ltd. The financial statements for the year ended December 31, 1997 include the full year results of operations for the parent company and results of the Subsidiary from July 1, 1997, the date of the acquisition, through December 31, 1997.

All material intercompany accounts and transactions have been eliminated.

Note 12 - SUBSEQUENT EVENTS

The Company reached agreement in April, 1999, subject to approval by shareholders, for the divestiture of L'Abbigliamento, Ltd., which has been Concorde's sole operating subsidiary. Under the terms of the Termination Agreement, which will be effective as of the close of business on March 31, 1999, L'Abbigliamento, Ltd. will resume operations as an independent private company. Also, L'Abbigliamento, Ltd. will return 100 percent of Concorde Class A Preferred Shares in exchange for the return of 100 percent of the capital stock of L'Abbigliamento, Ltd. held by Concorde. As part of the divestiture, L'Abbigliamento, Ltd. will repay its outstanding indebtedness to Concorde in the principal amount of $158,000 in five equal monthly payments of $1,300, plus 55 equal monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six percent per annum, to be followed by a final payment at the end of the aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount.

In further regard to the Company's Reorganization Plan, Concorde announced on March 26,1999 that it entered into a Letter of Intent with W3 Group, Inc., a privately held company engaged in the business of acquiring and developing young companies whose businesses involve the development of Internet related technology and applications. The Letter of Intent calls for Concorde to effect a reverse split of its Common Stock of not less than 1 for 15 and not more than 1 for 30, after which approximately 3,275,000 new shares of Concorde Common Stock will be issued to W3 shareholders in exchange for 100 percent of the capital stock of W3 Group, Inc. The number of outstanding shares of Concorde's Series B Convertible Preferred Stock will remain unchanged, however, the conversion feature will be adjusted to reflect the reverse split. Certain present and former officers and directors of Concorde also have an interest in W3 Group, Inc. On April 21, 1999, Concorde entered into a formal Agreement and Plan of Share Exchange with W3 Group, Inc., subject to approval by shareholders.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

        NAME          Age     POSITION(S) HELD
Robert Gordon         63      President, Director
Gera Laun             34      Secretary
Joseph J.  Messina    44      Director
Martin I. Saposnick   52      Director  (Resigned effective February 25, 1999)
David A. Vigor        61      Director
William C.  Hayde     39      Director

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

MARTIN I. SAPOSNICK was a Director until his resignation effective February 25, 1999. He is President of Ameristar Group Incorporated, an investment banking and financial consulting firm specializing in "small cap" companies. Previously Mr. Saposnick was President of Remsen Group, an independent investment banking and financial consulting services company. Prior to Remsen Group, Mr. Saposnick was Chairman of the Board and President of Marsan Securities Co., Inc., a financial services firm, which was a wholly owned subsidiary of Marsan Capital Corporation, a publicly held company. Mr. Saposnick was also Chairman of the Board and President of Marsan Capital Corporation. Previously, Mr. Saposnick was Vice President of Chestman Securities, Co., Inc. and had been Assistant Manager of Specialist Surveillance Division of the New York Stock Exchange. Mr. Saposnick is a graduate of Hunter College and completed graduate studies in Finance and Investments at Baruch College.

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

ITEM 11.  EXECUTIVE COMPENSATION

Robert Gordon, President and a Director of the Company, currently receives wages of $4,333.00 per month. During 1997, the Company advanced consulting fees of $17,000 for services. In 1998, the President received wages of $30,330.00 and consulting fees of $15,000.00. As of December 31, 1998, the Company has accrued obligations for payments to Mr. Gordon of $51,833.00.

TEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth at the date of this report the stock ownership of each person known by the Company to be a beneficial owner of five (5%) per cent or more of the Company's Common Stock and by all officers and directors, individually and as a group:
                                      Number              Percentage
                                      of Shares           of
Name                                  Owned(1)            Class(1)
Robert Gordon*                        110,000                3.06%

Gera Laun*                              3,000                0.08%

Dunhill Limited*(2)                   100,000                2.78%

Remsen Group, Ltd.*(3)                150,000                4.17%

Wilmont Holdings Corp.*(4)            150,000                4.17%

David A.  Vigor*                       25,000                0.69%

FNB Nominee FBO*(5)                    25,000                0.69%
   David Vigor IRA

Ameristar Group Incorporated*(6)      675,000               18.75%

Paolo Vista(7)                        125,000                3.47%

Toscana Group, Inc. *(8)              353,500                9.8%

Officers and Directors as a         1,591,500              44.21%
     group (6 persons)

*Officer and/or Director

(1)       Assumes a total number of shares outstanding of 3,600,000 shares
(2) Dunhill Limited is a privately held corporation principally owned and controlled by Joseph J. Messina and Martin I. Saposnick, directors of the Company.
(3)       Remsen Group, Ltd.  is a privately held corporation principally
          owned and controlled by Mr. Martin I.      Saposnick, a director of
          the Company.
(4) Wilmont Holdings Corp. is a privately held corporation principally owned and controlled by Mr. Joseph J. Messina, a director of the Company.
(5) FNB Nominee is trustee for IRA account of Mr. David A. Vigor, a director of the Company.
(6) Ameristar Group Incorporated is a privately held corporation principally owned and controlled by Joseph J. Messina and Martin I. Saposnick, directors of the Company.
(7) Paolo Vista is President of L'Abbigliamento, Ltd., the Company's wholly owned subsidiary, which was fully divested effective March 31, 1999.
(8) Toscana Group, Inc. is a privately held corporation principally owned and controlled by Mr. William C. Hayde, a director of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements included in this Report:

Auditors Report of Janet Loss, C.P.A., P.C. dated June 2, 1999 together with;

Auditors Report of Jay Fox, C.P.A. dated March 31,1999;

Consolidated Balance Sheets as of December 31, 1998 and 1997;

Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1998 and 1997;

Consolidated Statements of Stockholders' Equity for the year ended December 31, 1998 and 1997;

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997;

Notes to Consolidated Financial Statements.

(c)  Form 8-K filings:   January 13, 1998 re:  increase in the number of
                              directors, and election of Mr. William C. Hayde to serve as a Director.
                         May 21, 1999 re: resignation of Martin I.  Saposnick
                              as a Director.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONCORDE STRATEGIES GROUP, INC.

Dated: June 18, 1999                    By: /s/ Robert Gordon
                                        Robert Gordon
                                        President & Principal Executive
                                        Officer and Principal Financial and
                                        Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:    June 18, 1999            By: /s/ Robert Gordon
                                   Robert Gordon
                                   President & Principal Executive Officer
                                   and Principal Financial and Accounting
                                   Officer

Dated: June 18, 1999               By: /s/ Gera Laun
                                   Gera Laun
                                   Secretary

Dated: June 18, 1999               By: /s/Joseph J.  Messina
                                   Joseph J. Messina
                                   Director

Dated: June 18, 1999               By: /s/ Martin I.  Saposnick
                                   Martin I. Saposnick
                                   Director

Dated: June 18, 1999               By: /s/ David A.  Vigor
                                   David A. Vigor
                                   Director

Dated: June 18, 1999               By: /s/ William C.  Hayde
                                   William C.  Hayde
                                   Director