Form 10QSB
period 1999-03-31
CONCORDE STRATEGIES GROUP INC
filed 1999-07-30
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549



                             FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

3,600,000 shares of Common Stock, no par value, outstanding on March
31, 1999.

                   CONCORDE STRATEGIES GROUP, INC.
                    Form 10-QSB Quarterly Report
                  For Period Ended March 31, 1999
                         Table of Contents




              Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                   3

     Unaudited Consolidated Balance Sheets at
     March 31, 1999 and December 31, 1998                       4 - 5

     Unaudited Consolidated Statement of Operations
     For Three Months Ended March 31, 1999 and                  6
     March 31, 1998

     Unaudited Consolidated Statement of Cash Flows For Three
     Months Ended March 31, 1999 and Unaudited Statement of     7
     Cash Flows For Three Months Ended March 31, 1998

     Statement of Stockholders' Equity (Deficit)                8

     Notes to Financial Statements                              9 - 14

Item 2.  Management's Discussion and Analysis of

       Financial Condition and Results of
       Operations                                              15


PART II -- OTHER INFORMATION                                   18


SIGNATURES                                                     19










Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the period covered by this report include the results of the Company's subsidiary (see Note 11), which is being divested effective March 31, 1999, subject to shareholder approval (see Note 12). Operating results for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending
December 31, 1999. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1998.

          CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY


                     CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)     Audited
                                       March 31,     December 31,

                                        1999           1998

                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $      3,430  $      2,337
  Accounts receivable                   1,371,528     1,361,173
  Inventory (as submitted)              2,163,643     2,014,517
  Prepaid Expenses                   $     63,568  $     76,347

  TOTAL CURRENT ASSETS:              $  3,602,169  $  3,454,374

  Fixed assets, net of accumulated
    depreciation of $29,010          $     45,943         46,031
  Leasehold improvements net of
    accumulated amortization of $2,917     56,934         57,317
  Security Deposits                        40,500         40,500


    TOTAL ASSETS                     $  3,745,546  $   3,598,222

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                     (Unaudited)   Audited
                                       March 31,   December 31,
                                         1999          1998
CURRENT LIABILITIES:
  Accounts payable                   $1,413,309    $  1,340,483
  Payroll taxes payable                     584             591
  Due to Factor                         447,289         394,185
  Bank and other loans payable
              (current)                  46,350          46,350
  Corporate income taxes payable         67,382          63,147
  Due to Ameristar
     Capital Corporation             $   34,921    $     23,383

    TOTAL CURRENT LIABILITIES        $2,009,835    $  1,868,139

LONG TERM LIABILITIES:
  Bank and other loans               $  164,313    $    173,381

    TOTAL LIABILITIES:               $2,174,148    $  2,041,520

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
  100,000,000 shares authorized.
  Series A Convertible, redeemable,
  1,000 shares issued and out-
  standing.
  Series B Convertible, non-dividend
  bearing, 765,000 shares issued
  and outstanding                   $  209,383    $     209,383

  Series B Convertible Preferred
  Stock Purchase Warrants,337,600   $  325,600    $     325,600
  issued and outstanding

  Common stock, no par value,
  500,000,000 shares authorized,
  3,600,000 and 3,300,000 shares
  issued and outstanding            $  307,839    $    307,839

  Additional paid-in-capital           977,875         977,875

  Retained earnings(Deficit)          (249,299)       (263,995)

  TOTAL STOCKHOLDERS' EQUITY         1,571,398       1,556,702

    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $ 3,745,546   $   3,598,222



The accompanying notes are an integral part of these financial statements.
               CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                          For the Three

                                          Months Ended March 31,
                                          1999            1998
REVENUES
     Sales                           $ 837,486          $ 915,569

COST OF GOODS SOLD                   $ 595,713          $ 691,381
     GROSS PROFIT:                   $ 241,773          $ 224,188

OPERATING EXPENSES:
     Transfer and filing fees        $     536                426
     Insurance                       $  16,026              6,626

     Payroll and payroll taxes       $  71,913             74,312

     Rent                            $  23,438             32,229

     Utilities and telephone         $   6,330              8,068

     Commissions                     $  10,188              9,833
     Auto and travel                 $   8,062              7,038

     Entertainment                   $   3,168              3,911

     Bank charges and interest       $  27,978             13,484
     Advertising                     $   6,350              1,400

     Office Expenses                 $   1,298              7,124

     Repairs and maintenance         $     729              1,998

     Consulting                      $  38,039             30,625

     Professional Fees               $   2,594             26,961
     Depreciation and amortization   $   3,096              3,931
     Other expenses                  $     533          $       -

     TOTAL OPERATING EXPENSES        $ 220,278          $ 227,966

NET INCOME(LOSS) BEFORE
     PROVISION FOR INCOME TAXES         21,495         $   (3,778)

ESTIMATED PROVISION FOR
     INCOME TAXES                        6,799                  -

     NET INCOME (LOSS)               $  14,696         $   (3,778)

NET INCOME (LOSS) PER SHARE          $ .004            $  (.001)
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING             3,600,000         3,300,000


The accompanying notes are an integral part of these financial statements.

              CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                     CONSOLIDATED CASH FLOW STATEMENTS
      For the Three Months Ended March 31, 1999 and 1998

                                               (Unaudited)

                                             Consolidated Cash

                                             Flow Statements
                                     March 31, 1999      March 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                    $    14,696        $ (3,778)
Adjustments to reconcile
net loss to net cash flow
from operating activities:
  Depreciation and amortization            3,096            3,931
  (Increase)in accounts receivable       (10,355)          (4,219)

  (Increase)in inventory                (149,126)         (93,353)
  Decrease in prepaid expenses            12,779           13,435
  Increase in due to Ameristar
       Capital Corporation                11,538          (25,000)
  Increase in deferred
       offering costs                          0          (12,000)
  Increase in payables                    72,819          (79,586)
  Increase in corporate income
       taxes payable                 $     4,235           (6,375)

Cash Used by Operating Activities    $   (40,318)       $(206,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in fixed assets                  (2,625)         (3,547)
 Increase in leasehold improvements           -                 -

Net Cash used in investing
     activities                           (42,943)         (3,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
      preferred stock and warrants              -         228,750
     Increase (Decrease of amounts
       due to factor                       53,104          (2,000)
     Decrease in Bank and other loans      (9,068)        (15,700)

     Net Cash Provided by
       Financing Activities           $    44,036      $  211,050

Net Increase in Cash                  $     1,093      $      558

CASH, BEGINNING OF THE PERIOD      $        2,337      $  133,606

CASH, END OF THE PERIOD              $      3,430      $  134,164


The accompanying notes are an integral part of these financial statements.

                                CONCORDE STRATEGIES GROUP, INC.
                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         Consolidated Statement of Stockholders' Equity
                            for the Three Months Ended March 31, 1999

                    Preferred   Series B
                    Stock Non-  Convertible
                    Dividend    Preferred                                                   Total
                    Bearing     Stock       Common Stock              Additional            Stockholders'
                    Series B    Purchase    Number of    Common Stock Paid-in   Deficit     Equity
                    Convertible Warrants    Shares       Amount       Capital   Accumulated (Deficit)
Balance,
January 1, 1999     $209,383    $325,600    3,600,000    $307,839     $977,875  $(263,995)  $ 1,556,702

Net income for the
Three Months Ended
March 31, 1999            --          --           --          --           --     14,696   $    14,696

Balance,
March 31, 1999      $209,383    $325,600    3,600,000    $307,839     $977,875  $(249,299)  $ 1,571,398




The accompanying notes are an integral part of these financial statements.

           CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIOD ENDED March 31, 1999
Note 1 - ORGANIZATION AND HISTORY
The Company is a Colorado corporation and the Company had been in the development stage since its formation on February 12, 1988. The
Company
was formed to seek potential business acquisitions and its activities since inception are primarily related to its initial public offering and merger activities.

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

Cash and cash equivalents
Cash and cash equivalents includes cash on hand, cash on deposit and highly liquid investments with maturities generally of three months or less to L'Abbigliamento, Ltd. At March 31, 1999, there were no cash equivalents.

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

Inventory
Inventory is stated at the lower of first-in first-out; cost or market and is based upon physical counts taken by management at December 31, 1998.

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

Note 3 - AGING OF ACCOUNTS RECEIVABLE AND PAYABLE
The percentage aging of trade accounts receivable and accounts payable at
March 31, 1999 is as follows:

                      Accounts Receivable Accounts Payable
Current                    25%                100%
30-60 days                 25%
over 60 days               50%
                             100%
Note 4 - INVENTORY
Estimated inventory at March 31, 1999 was as follows:
     Raw material (fabric) $  964,000
     Finished goods       1,199,643
          Total            $2,163,643

Effective October 1, 1997, L'Abbigliamento, Ltd. entered into consignment sales arrangement with two mass merchandisers of men's clothing. During the first quarter of 1999, L'Abbigliamento, Ltd. added two additional consignment customers. Management believes that this marketing strategy will improve sales, profit margins and collection cycles.

Note 5 - FACTORING OF ACCOUNTS RECEIVABLE
The subsidiary has entered into a non-recourse agreement with an independent factor. The balances advanced by the factor bear a one-time fee of 5% of the invoice and is secured by post dated checks issued by the customer.

Note 6 - BANK LOAN
At March 31, 1999, the subsidiary had outstanding debt in the amount of
$            ($72,880 - current) with interest related thereto at
2% - 7%
over the prime rate. These obligations mature over the next five years with a remaining balloon payment of $40,000 due at that time. The bank loan is secured by inventory and accounts receivable.

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

Note 10 - RELATED PARTY TRANSACTIONS
The Company has received advances of monies for its operating expenses from an affiliated company, Ameristar Group Incorporated. That company
("Ameristar") also serves as a consultant to Concorde. Concorde Strategies Group, Inc. is leasing office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months. (see note 9)

The Company has incurred consulting fees of $145,833 to its President, and
$45,000 to "Ameristar" (an affiliate corporation) since the beginning of
1996.

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

As discussed in note 9, the subsidiary leases it facilities from a company whose owner is related to a shareholder of Concorde Strategies Group, Inc.
Rent paid under this lease is believed by management to be at arm's length rates. Additionally, L'Abbigliamento, Ltd. received advances from its parent, Concorde Strategies Group, Inc. which bear interest at market rate.

Note 11 - CONSOLIDATION OF FINANCIAL INFORMATION
The consolidated financial statements of the Company for the period ended
March 31, 1999 include the results of the acquisition of Concorde
Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd.

All material intercompany accounts and transactions have been eliminated.

Note 12 - SUBSEQUENT EVENTS
On April 21, 1999, the Company entered into an Agreement and Plan of Share
Exchange with W3 Group, Inc., subject to approval by shareholders, whereby
Concorde will acquire 100 percent of the Common Stock of W3
Group, Inc.
in exchange for the issuance of Common Stock of Concorde
Strategies Group,
Inc., at the rate of one Concorde Share for one W3 Share. W3
Group, Inc.
will become a wholly owned subsidiary of Concorde and Concorde will amend its Articles of Incorporation to change its corporation name to W3 Group,
Inc. Concorde's Management expects to conduct a meeting of shareholders on August 12, 1999 to ratify the Agreement which has been approved by its
Board of Directors.

Subject to ratification by the shareholders, a Termination
Agreement was
executed on May 5, 1999, for the divesture of L'Abbigliamento,
Ltd.,
Concorde's sole operating subsidiary.  Under the terms of the
Agreement,
(1) management of both companies have mutually elected to rescind
and
cancel the acquisition of L'Abbigliamento, Ltd. by Concorde, effective as
of the close of business on March 31, 1999; (2) L'Abbigliamento,
Ltd.
shall return to Concorde 100 percent of the Class A Preferred
Shares in
exchange for which Concorde shall deliver 100 percent of the L'Abbigliamento, Ltd. capital stock held by it; (3) L'Abbigliamento, Ltd.
will repay its outstanding indebtedness to Concorde in the
principal
amount of $158,000 in five equal monthly payments of $1,300, plus
55
monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six percent per annum, to be followed by a final payment at the end of aforesaid term equal to the sum of any accrued but unpaid interested due thereon plus the entire unpaid principal amount.

ITEM 2: Management's Discussion and Analysis of Financial
Conditions and
Results of Operations:

Divesture of L'Abbigliamento, Ltd.

The Company has developed a new business strategy which is focused on seeking acquisition opportunities with Internet related technology companies. As the first step in its reorganization process, the Company reached an agreement in April, 1999 for the divesture of L'Abbigliamento,
Ltd., Concorde's sole operating subsidiary, effective March 31, 1999.
L'Abbigliamento, Ltd. is a wholesaler of imported menswear, which does not fit the Company's new direction. The agreement is subject to approval by shareholders, and a special meeting of shareholders has been scheduled for
August 12, 1999.

The following discussion is included only as historical information to comply with disclosure requirements for the quarterly period ended March
31, 1999. Investors and shareholders should bear in mind that the
Company's only operating subsidiary was fully divested effective
March 31,
1999, the end of the first quarter of fiscal 1999.

Results of Operations

The results of operations for the Company's subsidiary have been included
in the consolidated results of the Company for the three month period
ended March 31, 1999.   The effective date of the acquisition was
July 1,
1997.

Sales were $837,486 for the three month period ended March 31,
1999, all
of which resulted from the operation of  the subsidiary,
L'Abbigliamento,
Ltd.   After cost of revenues of $595,713 gross profit realized
was
$241,773 for the period ended March 31, 1999. All of the gross profit resulted from operation of the Company's subsidiary. Gross profit as a percentage of sales increased from 24.5 percent for the three month period ended March 31, 1998 to 28.9 percent for the three month period ended
March 31, 1999.

Consolidated operating expenses for the three month period ended
March 31,
1999 were $220,278, which includes the Subsidiary's total of
$174,493 and
the parent Company's total of $45,785.  The parent Company's operating
expenses decreased $21,835 from 1998 primarily due to decreased
professional fees.   The Subsidiary's operating expenses were
20.8 per
cent of sales for the period reported compared to 17.5 percent of sales for the three month period ended March 31, 1997.

The net income for the three month period ended March 31, 1999 was $14,696
compared to a net loss of $3,778 for the comparable period ended
March 31,
1997, an increase of $18,474.

The total cash and cash equivalents at March 31, 1999 totalled
$3,430.  Of
that amount the Subsidiary's total was $3,265, and the parent company's total was $165.

Accounts receivable at March 31, 1999 totalled $1,371,528, all of which is owed to the Subsidiary. Of that total, 25 per cent is current, 25 per cent is 30-60 days old, and 50 per cent is over 60 days old. This pattern is characteristic of the subsidiary's industry and customer base.

Inventory at March 31, 1999 totalled $2,163,643, which was all maintained by the Subsidiary. Of that total, approximately $964,000 represented raw material (fabric) for production.

Accounts payable at March 31, 1999 totalled $1,413,309, all of which is current. Of that amount, the Subsidiary's accounts payable total was
$1,315,409, and the parent company's total was $99,900. The Subsidiary's accounts payable total consists mostly of raw material purchases and cost of finished goods, consistent with the Subsidiary's Cost of Goods Sold and Operating Expense percentages of sales. The parent Company's accounts payable represents its normal business overhead expenses.

The amount of $447,289 due to a factor and the long term bank loans in the amount of $164,313 represent borrowings by the Subsidiary, as a result of the need to carry customer accounts receivable and to purchase fabric inventory in advance of the selling season.

The Company is continuing to look for suitable acquisition candidates. As of the date of this Report, no additional acquisition candidates have been found, and there is no assurance that any additional candidates will be found.

Reorganization of Business Operations

After considerable research and discussion, the Board of Directors has determined that it would be in the best interest of the Company and its shareholders to focus its acquisition efforts on Internet related technology companies. The Internet industry is going through fundamental and rapid changes as technology advances, providing significant business growth opportunities. The emergence of the Internet into homes and offices has provided a powerful new mechanism for such areas as electronic commerce, communication via e-mail and the widespread dissemination of information.

In line with the Company's new business strategy to focus its acquisition efforts on Internet related technology companies, the Board of Directors has determined that a reorganization will help to achieve its objectives.
Accordingly the Company reached agreement in April, 1999, subject to approval by shareholders, for the divestiture of L'Abbigliamento, Ltd., which has been Concorde's sole operating subsidiary. Under the terms of the Termination Agreement, which will be effective as of the close of business on March 31, 1999, L'Abbigliamento, Ltd. will resume operations as an independent private company. Also, L'Abbigliamento, Ltd. will return
100 percent of Concorde Class A Preferred Shares in exchange for the return of 100 percent of the capital stock of L'Abbigliamento, Ltd. held by Concorde. As part of the divestiture, L'Abbigliamento, Ltd. will repay its outstanding indebtedness to Concorde in the principal amount of
$158,000 in five equal monthly payments of $1,300, plus 55 equal monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six percent per annum, to be followed by a final payment at the end of the aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount.

Assuming that the divesture of L'Abbigliamento, Ltd. is approved by shareholders, which management anticipates based upon indications of shareholders with whom management has spoken, the divesture will be effective as of March 31, 1999. If this is the case, then the Company will essentially not have any business operations, pending the results of its acquisition of W3 Group, Inc. and the possible successful closing of
W3's acquisition of Secure-Net Services, Inc., of which there can be no assurance.

In further regard to the Company's Reorganization Plan, on April
21, 1999,
Concorde entered into an Agreement and Plan of Share Exchange with W3
Group, Inc., a privately held company engaged in the business of acquiring and developing young companies whose businesses involve the development of
Internet related technology and applications. The Agreement calls for
Concorde to effect a reverse split of its Common Stock of one new share for each 30 existing shares, after which approximately 3,125,000 new shares of Concorde Common Stock will be issued to W3 shareholders in exchange for 100 percent of the capital stock of W3 Group, Inc. The number of outstanding shares of Concorde's Series B Convertible Preferred
Stock and Series B Convertible Preferred Stock Purchase Warrants will remain unchanged, however, the conversion feature will be adjusted to reflect the reverse split. Certain present and former officers and directors of Concorde also have an interest in W3 Group, Inc.

A special distribution of Common Stock Purchase Warrants will be made at the time of the reverse split to holders of Concorde's Common Stock,
Series B Convertible Preferred Stock and Series B Convertible
Preferred
Stock Purchase Warrants. The special distribution will be made on the basis of one Common Stock Purchase Warrant for each 10 shares of Common
Stock either currently outstanding or committed to be issued upon the conversion of the presently outstanding Preferred Shares, or the currently outstanding Warrants to purchase Preferred Shares. The Common Stock
Purchase Warrants shall be callable and each represent the right to purchase one share of Common Stock at a price of $6.00 per share during the exercise period, which is two years from the date of their issuance.
All of the foregoing is subject to approval by shareholders at the special meeting of shareholders on August 12, 1999.

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

On July 9, 1999, W3 Group, Inc. executed an Agreement and Plan of Share
Exchange to acquire Secure-Net Services, Inc., a privately owned company, through an exchange of shares. Upon closing of this Agreement, Secure-Net
Services, Inc.  will become a wholly owned subsidiary of W3
Group, Inc.

Secure-Net Services, Inc. is located in San Juan, Puerto Rico and was founded in 1996. The company is marketing an authentication software security product for Windows 95/98 based systems. This leading edge software requires both a password and hand held token in order to gain entry into secured systems.

Liquidity and Capital Resources

At March 31, 1999, the Company and its subsidiary had cash totalling
$3,430, which is not adequate for working capital requirements, There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

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

Change in Control

Subsequent to the period covered by this report, on April 21, 1999,
Concorde entered into a formal Agreement and Plan of Share
Exchange with
W3 Group, Inc. subject to approval by shareholders, whereby Concorde will acquire 100 percent of the capital stock of W3 Group, Inc. in exchange for shares of Concorde's Common Stock. Prior to the closing of this
Agreement, current and former Officers and Directors of Concorde own 48.6 percent of the issued and outstanding shares of the capital stock of W3
Group, Inc. Subsequent to the closing of this Agreement, if approved by shareholders, current and former Officers and Directors of Concorde will own 48.2 percent of the issued and outstanding shares of Common Stock of the new entity. A special meeting of Concorde shareholders has been scheduled for August 12, 1999.

                            OTHER INFORMATION

Item 1.  Legal Proceedings.  Not Applicable.
Item 2.  Change in Securities.  None
Item 3.  Defaults Upon Senior Securities.   Not Applicable.
Item 4.       Submission of Matters to a Vote of Security
Holders.   None
Item 5.  Other Information.  None
Item 6.  Exhibits and Reports of Form 8-K.    Form 8-K was filed
on May
         21, 1999 re: resignation of Martin      I. Saposnick as
a
                                                 Director of the
                                                 Registrant,
effective
                                                 February 25,
1999,
                                                 because of other
                                                 business
commitments.
                                                 No dispute
existed
                                                 between the
resigning
                                                 Director and the
Board
                                                 of Directors,
and no
                                                 replacement has
been
                                                 named as of the
date of
                                                 this report.

                                SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 1999

                             CONCORDE STRATEGIES GROUP, INC.


                             By:   /s/ Robert Gordon

                                  Robert Gordon
                                  President
[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1998
DEC-31-1998
[PERIOD-END]                               MAR-31-1999
DEC-31-1998
[CASH]                                            3430
       2337
[SECURITIES]                                         0
          0
[RECEIVABLES]                                  1371528
    1361173
[ALLOWANCES]                                         0
          0
[INVENTORY]                                    2163643
    2014517
[CURRENT-ASSETS]                                104068
     116847
[PP&E]                                          134806
     132181
[DEPRECIATION]                                 (31929)
    (28833)
[TOTAL-ASSETS]                                 3745546
    3598222
[CURRENT-LIABILITIES]                          2174148
    2041520
[BONDS]                                              0
          0
[PREFERRED-MANDATORY]                                0
          0
[PREFERRED]                                     534983
     534983
[COMMON]                                        307839
     307839
[OTHER-SE]                                      728576
     713880
[TOTAL-LIABILITY-AND-EQUITY]                   3745546
    3598222
[SALES]                                         837486
    3845393
[TOTAL-REVENUES]                                837486
    3845393
[CGS]                                           595713
    3043546
[TOTAL-COSTS]                                   241773
    3043546
[OTHER-EXPENSES]                                182300
     863043
[LOSS-PROVISION]                                     0
          0
[INTEREST-EXPENSE]                               27978
      32591
[INCOME-PRETAX]                                  21495
    (93787)
[INCOME-TAX]                                      6799
      59044
[INCOME-CONTINUING]                                  0
          0
[DISCONTINUED]                                       0
          0
[EXTRAORDINARY]                                      0
          0
[CHANGES]                                            0
          0
[NET-INCOME]                                     14696
   (152831)
[EPS-BASIC]                                     .004
      (.04)
[EPS-DILUTED]                                        0
          0<F1>

<F1>The accompanying notes are an integral part of the financial statements.