Form 10QSB
period 1999-06-30
CONCORDE STRATEGIES GROUP INC
filed 1999-08-18
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

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

3,600,000 shares of Common Stock, no par value, outstanding on June
30, 1999

                 CONCORDE STRATEGIES GROUP, INC.
                  Form 10-QSB Quarterly Report
                 For Period Ended June 30, 1999
                       Table of Contents



                  Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                    3

     Unaudited Consolidated Balance Sheets at
     June 30, 1999 and December 31, 1998 (audited)               4-5

     Unaudited Consolidated Statement of Operations
     For Three and Six Months Ended June 30, 1999 and 1998       6

     Unaudited Consolidated Statement of Cash Flows For Six
     Months Ended June 30, 1999 and 1998                         7

     Statement of Stockholders' Equity (Deficit)                 8

     Notes to Financial Statements                               9-15

Item 2.  Management's Discussion and Analysis of

       Financial Condition and Results of
       Operations                                                16


PART II -- OTHER INFORMATION                                     19


SIGNATURES                                                       20










Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the period covered by this report do not include the results of the Company's subsidiary which was divested, effective March 31, 1999. Operating results for the six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1998.


























        CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
          BALANCE SHEET AND CONSOLIDATED BALANCE SHEET


                                                   Consolidated
                                     Balance Sheet Balance Sheet
                                     (Unaudited)   Audited
                                       June 30,    December 31,
                                        1999           1998

                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $         54  $      2,337
  Accounts receivable                           -     1,361,173
  Inventory (as submitted)                      -     2,014,517
  Prepaid Expenses                   $     35,250  $     76,347

  TOTAL CURRENT ASSETS:              $     35,304  $  3,454,374

  Fixed assets, net of accumulated
     depreciation of
     $899 and $26,299                $      1,597        46,031
  Leasehold improvements net of
     accumulated amortization
     of $0 and $2,534                           -        57,317
  Security Deposits                             -  $     40,500
  Loan Receivable (Note 12)          $    158,000             -
  Interest Receivable (Note 12)      $      1,584  $          -



     TOTAL ASSETS                    $    196,485  $  3,598,222

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                     (Unaudited) Audited
                                       June 30,  December 31,
                                         1999          1998
CURRENT LIABILITIES:
  Accounts payable                   $    99,230 $  1,340,483
  Payroll taxes payable                        -          591
  Due to Factor                                -      394,185
  Bank and other loans payable
               (current)                       -       46,350
  Corporate income taxes payable               -       63,147
  Due to Ameristar
     Capital Corporation             $    70,888 $     23,383

     TOTAL CURRENT LIABILITIES       $   170,118 $  1,868,139

LONG TERM LIABILITIES:
  Bank and other loans               $         - $    173,381

     TOTAL LIABILITIES:              $   170,118 $  2,041,520

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
  100,000,000 shares authorized.

  Series A Convertible, redeemable
  Preferred, 0, June 30, (1999) and
  1,000 December 31, (1998) shares
  issued and outstanding

  Series B Convertible,non-dividend
  bearing, 940,000 and 765,000 shares
  issued and outstanding           $   559,383   $     209,383

  Series B Convertible Preferred
  Stock Purchase Warrants          $   325,600   $     325,600

  Common stock, no par value,
  500,000,000 shares authorized,
  3,600,000 shares
  issued and outstanding           $   307,839   $     307,839

  Common stock issuable,
  199,995 shares                   $    64,995               0

  Additional paid-in-capital       $     1,875         977,875

  Retained earnings(Deficit)        (1,233,325)       (263,995)

  TOTAL STOCKHOLDERS' EQUITY            26,367       1,556,702

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $   196,485   $   3,598,222


The accompanying notes are an integral part of these financial statements.

               CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    STATEMENT OF OPERATIONS (Unaudited)

                                Statement of          Consolidated Statements of
                                Operations            Operations
                                For the Three         For the Six
                                Months Ended          Months
                                June 30               Ended June 30
                                1999         1998       1999     1998
REVENUES
     Sales                      $        0 $1,016,234  $  837,486 $1,931,803
     COST OF GOODS SOLD         $        0 $  762,177  $  595,713 $1,453,558
     GROSS PROFIT:              $        0 $  254,057  $  241,773 $  478,245
OPERATING EXPENSES:
     Transfer and filing fees   $    2,344      1,160  $    2,880 $    1,586
     Insurance                  $    2,432     12,403      18,458     19,029
     Payroll and payroll taxes          63     84,135      71,976    158,447
     Other taxes                         0        476           0        476
     Rent                           11,538     32,229      34,976     64,458
     Utilities and telephone           687      5,277       7,017     13,345
     Commissions                         0     11,088      10,188     20,921
     Auto and travel                     0      7,247       8,062     14,285
     Entertainment                       0        883       3,168      4,794
     Bank charges and interest          73      9,730      31,461     23,214
     Credit and charges                  0      3,073           0      3,073
     Advertising                     1,050          -       7,400      1,400
     Office Expenses                   564      7,196       1,862     14,320
     Repairs and maintenance             0      2,465         729      4,463
     Consulting                    445,620     22,125     483,659     52,750
     Professional Fees               7,978     24,671      10,572     51,630
     Depreciation and amortization     199        382       3,295      4,313
     Dues                                0      1,500           0      1,500
     Other expenses             $        0 $    1,081  $      533 $    1,081
TOTAL OPERATING EXPENSES        $  472,548 $  227,121  $  696,236 $  455,087

INCOME(LOSS) FROM OPERATIONS    $ (472,548)$   26,936  $ (454,463)$   23,158
OTHER INCOME AND (EXPENSES):
     INTEREST INCOME            $    1,584 $        -  $    1,593 $    1,122

NET INCOME (LOSS) BEFORE
     PROVISION FOR INCOME TAXES $ (470,964)    26,936  $ (452,870)$   24,280
ESTIMATED PROVISION FOR
     INCOME TAXES               $        0 $    6,070  $    6,799 $    6,070

NET INCOME (LOSS)               $ (470,964)$   20,866  $ (459,669)$   18,210

NET (LOSS) PER SHARE            $    (.13) $    .01    $   (.13)  $  .01

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING        3,600,000  3,332,937   3,600,000  3,317,250
The accompanying notes are an integral part of these financial statements.
              CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                     CONSOLIDATED CASH FLOW STATEMENTS
        For the Six Months Ended June 30, 1999 and 1998 (Unaudited)

                                     Consolidated Cash Flow Statements
                                     June 30, 1999     June 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                    $   (459,669)      $    18,210
Adjustments to reconcile net loss to
net cash flow from operating activities:
     Depreciation and amortization          3,295             4,313
     Decrease in accounts receivable    1,361,173           192,188
     Decrease (Increase)in inventory    2,014,517          (184,270)
     Decrease (increase)in
        prepaid expenses                   41,097           (92,315)
     Decrease in security deposits         40,500                 0
  (Increase) in loan receivable          (158,000)                0
  (Increase) in interest receivable        (1,584)                0
     Increase (Decrease) in payables   (1,241,844)         (226,378)
     Increase (Decrease)in due to
       Ameristar Capital Corporation       47,505           (25,000)
  (Increase) in deferred offering costs         0           (12,000)
     Decrease (Increase) in corporate
       income taxes payable          $    (63,147)      $       171
Cash Provided (Used)
    by Operating Activities          $  1,583,843       $  (325,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (Increase) in fixed assets       41,139            (2,496)
 Decrease (Increase) in leasehold
      improvements                         57,317            (3,547)
 Divestiture of Subsidiary               (509,661)                0
Net Cash used in investing activities    (411,205)           (6,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       preferred stock and warrants       350,000           431,350
     Proceeds from common stock issuable
       and issuance of common stock        64,995           141,000
     Reduction in additional paid in
       capital                           (976,000)                0
     Reduction in amount due
        to factor - net                  (394,185)          (82,001)
     Repayment of bank and other loans   (219,731)          (29,096)
     Net Cash Provided by
       Financing Activities           $(1,174,921)    $     461,253
Net (Decrease) Increase in Cash       $    (2,283)    $     130,129
CASH, BEGINNING OF THE PERIOD         $     2,337     $     133,606

CASH, END OF THE PERIOD               $        54     $     263,735

The accompanying notes are an integral part of these financial statements.

                                  CONCORDE STRATEGIES GROUP, INC.
                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          Consolidated Statement of Stockholders' Equity
                              for the Six Months Ended June 30, 1999

                    Preferred   Series B    Preferred Stock
                    Stock Non-  Convertible No Par Value
                    Dividend    Preferred   Series A       Common                                              Total
                    Bearing     Stock       Convertible    Stock      Common   Common   Additional             Stockholders'
                    Series B    Purchase    Redeemable     Number of  Stock    Stock    Paid-in    Deficit     Equity
                    Convertible Warrants    Shares         Shares     Amount   Issuable Capital    Accumulated (Deficit)

Balance,
January 1, 1999     $209,383    $325,600    1,000          3,600,000  $307,839 $977,875 $(263,995) $ 1,556,702

April 1, 1999
Divestiture of
subsidiary,
L'Abbigliamento,
Ltd. (Note 12)                            (1,000)                             $(976,000) (509,661) $(1,485,661)

175,000 shares
of Series B
Convertible
Preferred Stock
issued for services
April 1, 1999      $350,000                                                                            350,000

May 21, 1999,
199,995 shares to
be issued for
consulting services                                                   64,995                            64,995

Net (loss)for
the Six Months
Ended June 30, 1999      --          --        --           --    --     --         --   $(459,669)  $ (459,669)

Balance,
June 30, 1999      $559,383    $325,600         0   3,600,000 $307,839 $64,995 $1,875  $(1,233,325) $   26,367

The accompanying notes are an integral part of these financial statements.

             CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDED June 30, 1999
Note 1 - ORGANIZATION AND HISTORY
The Company is a Colorado corporation and the Company had been in the development stage since its formation on February 12, 1988. The Company was formed to seek potential business acquisitions and its activities since inception are primarily related to its initial public offering and merger activities.

Upon the completion of the acquisition of Concorde Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd., the Company has ceased from being a development stage company. This acquisition was effective July 1, 1997.

L'Abbigliamento, Ltd. is a New York State corporation which was incorporated in New York State in March of 1992. L'Abbigliamento, Ltd. commenced operations in August of 1992 as an importer of fine men's clothing. In October of 1995 Vista International Ltd., incorporated in the Cayman Islands, was organized to acquire raw material and to sell finished goods to areas outside the United States. Effective July 1, 1997 L'Abbigliamento, Ltd. and Vista International Ltd. were acquired through an exchange of stock by Concorde Strategies Group, Inc. An agreement for the divestiture of L'Abbigliamento, Ltd. effective March 31, 1999, was approved by shareholders on August 12, 1999 (see Note 12 and Item 2).

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
                          100%

Due to the divestiture of L'Abbigliamento, Ltd., effective as of the close of business on March 31, 1999, the accounts receivable and accounts payable are listed as zero balances as of June 30, 1999.

Note 4 - INVENTORY
Estimated inventory at December 31, 1998 was as follows:
     Raw material (fabric) $  826,000
     Finished goods         1,188,517
          Total            $2,014,517

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

Note 6 - BANK LOAN
At December 31, 1998, the subsidiary had outstanding debt in the amount of $219,731 ($46,350 - current) with interest related thereto at 2% - 7% over the prime rate. These obligations mature over the next five years with a remaining balloon payment of $40,000 due at that time. The bank loan is secured by inventory and accounts receivable.

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

On April 1, 1999, the Company sold 175,000 shares of Series B
Convertible
Preferred stock to certain parties who had performed services on behalf of the Company, including one company which is principally owned by a Director of the Company. The shares were sold by the Company in consideration for the cancellation of payments owed by the Company at the agreed upon rate of $2.00 per share and were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended.

On May 21, 1999, 199,995 restricted shares of Common Stock were sold to a principal of L'Abbigliamento, Ltd. who had performed consulting services on behalf of the registrant. As of the date of this report, these shares are in the process of being issued in consideration for the cancellation of payments in the total amount of $64,995 owed by the registrant for said services.

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

The Company has incurred consulting fees of $158,833 to its President, and
$45,000 to "Ameristar" (an affiliate corporation) since the beginning of
1996.

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

On April 1, 1999, the Registrant issued 71,666 of its preferred stock to a company principally owned by a Director of the Registrant in consideration of $2.00 per share for consulting services performed on behalf of the
Registrant.  (See Note 7 Capitalization).

On May 21, 1999, 199,995 restricted shares of common stock were sold to a principal of L'Abbigliamento, Ltd. who had performed consulting services on behalf of the registrant. As of the date of this report, these shares are in the process of being issued in consideration for the cancellation of payments in the total amount of $64,995 owed by the registrant for said services.

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

Due to the divestiture of the subsidiary, effective April 1, 1999, the financial statements from April 1, 1999 thru June 30, 1999 reflect financial data of the parent company only, or Concorde Strategies Group, Inc.

Note 12 - DIVESTITURE OF SUBSIDIARY
A Termination Agreement was executed on May 5, 1999, for the divestiture of
L'Abbigliamento, Ltd., Concorde's sole operating subsidiary and was ratified by shareholders on August 12, 1999. Under the terms of the Agreement, (1) management of both companies have mutually elected to rescind and cancel the acquisition of L'Abbigliamento, Ltd. by Concorde, effective as of the close of business on March 31, 1999; (2) L'Abbigliamento, Ltd. shall return to
Concorde 100 percent of the Class A Preferred Shares in exchange for which
Concorde shall deliver 100 percent of the L'Abbigliamento, Ltd. capital stock held by it; (3) L'Abbigliamento, Ltd. will repay its outstanding indebtedness to Concorde in the principal amount of $158,000 in five equal monthly payments of $1,300, plus 55 monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six percent per annum, to be followed by a final payment at the end of aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount.

Note 13 - MERGER AND ACQUISITIONS
On April 21, 1999, the Company entered into an Agreement and Plan of Share
Exchange with W3 Group, Inc., which was approved by shareholders on August
12, 1999, whereby Concorde will acquire 100 percent of the Common
Stock of
W3 Group, Inc. in exchange for the issuance of Common Stock of Concorde
Strategies Group, Inc., at the rate of one Concorde Share for one
W3 Share.
Upon completion of the exchange of shares, W3 Group, Inc. will become a wholly owned subsidiary of Concorde and Concorde will amend its Articles of
Incorporation to change its corporation name to W3 Group, Inc. Concorde conducted a meeting of shareholders on August 12, 1999 to ratify the
Agreement and certain other matters which have been approved by its Board of
Directors. See "Other Information - Item 4, Submission of Matters to a Vote of Security Holders."

Note 14 - SUBSEQUENT EVENTS
Subsequent to the period covered by this report, on August 12, 1999, shareholders approved the divestiture of the Company's subsidiary,
L'Abbigliamento, Ltd., effective March 31, 1999 (see Note 12).
Also, on
August 12, 1999, shareholders ratified the restructuring plan approved by the
Board of Directors. This plan includes the Agreement and Plan of Share
Exchange with W3 Group, Inc. a privately owned company, whereby Concorde will acquire 100 percent of the capital stock of W3 Group, Inc in exchange for an equal number of shares of Concorde's post-split Common Stock. W3 Group, Inc.
will then become a wholly owned subsidiary of Concorde, and will change its corporation name to W3 Group, Inc., or if such name is not available in the
State of Colorado, to such other name as may be selected by the majority vote of the Board of Directors.

Shareholders, on August 12, 1999, also approved the reverse split of
Concorde's Common Stock on the basis of one new share for each 30 existing shares. The number of outstanding shares of Concorde's Series B Convertible
Preferred Stock and Series B Convertible Preferred Stock Purchase Warrants will remain unchanged, however the conversion feature will be adjusted to reflect the reverse split.

Also approved by shareholders on August 12, 1999 is a special distribution of Common Stock Purchase Warrants to holders of the registrant's Common
Stock, Series B Convertible Preferred Stock, and Series B
Convertible
Preferred Stock Purchase Warrants. The special distribution will be made on the basis of one Common Stock Purchase Warrant for each ten shares of Common
Stock either currently outstanding or committed to be issued upon the conversion of the presently outstanding Preferred Shares, or the currently outstanding Warrants to purchase Preferred Shares. The Common Stock Purchase
Warrants shall be callable and each represent the right to purchase one share of Common Stock at a price of $6.00 per share during the exercise period, which is two years from the date of their issuance.

All of the foregoing will be implemented by the Company as soon as practicable during the quarterly period ended September 30, 1999.

On July 9, W3 Group, Inc. executed an Agreement and Plan of Share Exchange to acquire Secure-net Services, Inc., a privately owned company through an exchange of shares. Upon closing of this Agreement, Secure-Net Services,
Inc.  will become a wholly owned subsidiary of W3 Group, Inc.

ITEM 2: Management's Discussion and Analysis of Financial
Conditions and
Results of Operations:

Divestiture of L'Abbigliamento, Ltd.

The Company has developed a new business strategy which is focused on seeking acquisition opportunities with Internet related technology companies. As the first step in its reorganization process, the Company reached an agreement in April, 1999 for the divestiture of L'Abbigliamento, Ltd., Concorde's sole operating subsidiary, effective March 31, 1999. L'Abbigliamento, Ltd. is a wholesaler of imported menswear, which does not fit the Company's new direction. The agreement was approved by shareholders, at a special meeting of shareholders on August 12, 1999.

Investors and shareholders should bear in mind that the Company's only operating subsidiary was fully divested effective March 31, 1999, the end of the first quarter of fiscal 1999.

Results of Operations

The results of operations for the three month period ended June
30, 1999
reflect the divestiture of the Company's operating subsidiary, effective
March 31, 1999, and thus the Company did not have any revenue for the current period being reported. A discussion of operating results for the Company's subsidiary was included in the quarterly report (Form 10-QSB) for March 31,
1999 and annual report (Form 10-KSB) for December 31, 1998.

Operating expenses for the parent company only were $472,548 for the three month period ended June 30, 1999, an increase of $408,147 from the three month period ended June 30, 1998. This increase was a result of consulting fees of $445,620 incurred by the Company in the current quarterly period.
These consulting fees were for services performed in the past, and the amounts owed were cancelled in consideration for the issuance of shares of the Company's securities (see Note 7 - Capitalization). For the six month period ended June 30, 1999, operating expenses for the parent company were
$518,333, an increase of $386,310 from the same period in 1998. This increase also resulted from the aforementioned consulting fees recorded in the three month period ended June 30, 1999.

The parent Company had total cash of $54 at June 30, 1999 compared to
$196,775 at June 30, 1998, a decrease of $196,721. The total cash at June
30, 1998 included a portion of the proceeds from the Company's
Private
Placement Offering of Series B Convertible Preferred Stock
Purchase Warrants.

The parent Company's Accounts Payable at June 30, 1999 was
$99,230 compared
to $69,575 at June 30, 1998, an increase of $29,655, reflecting the Company's lack of working capital needed for normal overhead expenses.

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

In line with the Company's new business strategy to focus its acquisition efforts on Internet related technology companies, the Board of Directors has determined that a reorganization will help to achieve its objectives.
Accordingly the Company reached agreement in April, 1999, which was approved by shareholders on August 12, 1999, for the divestiture of L'Abbigliamento,
Ltd., which has been Concorde's sole operating subsidiary. Under the terms of the Termination Agreement, effective as of the close of business on March
31, 1999, L'Abbigliamento, Ltd. resumed operations as an independent private company. Also, L'Abbigliamento, Ltd. returned 100 percent of Concorde Class
A Preferred Shares in exchange for the return of 100 percent of the capital stock of L'Abbigliamento, Ltd. held by Concorde. As part of the divestiture,
L'Abbigliamento, Ltd. will repay its outstanding indebtedness to Concorde in the principal amount of $158,000 in five equal monthly payments of $1,300, plus 55 equal monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six percent per annum, to be followed by a final payment at the end of the aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount.

As a result of the divestiture of L'Abbigliamento, Ltd., effective March 31,
1999, the Company will essentially not have any business operations, pending the completion of its acquisition of W3 Group, Inc. and the possible successful closing of W3's acquisition of Secure-Net Services, Inc., of which there can be no assurance.

In further regard to the Company's Reorganization Plan, on April
21, 1999,
Concorde entered into an Agreement and Plan of Share Exchange
(the
"Agreement") with W3 Group, Inc., a privately held company engaged in the business of acquiring and developing young companies whose businesses involve the development of Internet related technology and applications. Subsequent to the period covered by this report, on August 12, 1999, shareholders approved the Agreement and a change of the Company's name to W3 Group, Inc., or if such name is not available in the State of Colorado, to such other name as may be selected by the majority vote of the Board of Directors. The
Agreement calls for Concorde to effect a reverse split of its Common Stock of one new share for each 30 existing shares, after which approximately
3,125,000 new shares of Concorde Common Stock will be issued to W3 shareholders in exchange for 100 percent of the capital stock of W3 Group,
Inc.  The number of outstanding shares of Concorde's Series B
Convertible
Preferred Stock and Series B Convertible Preferred Stock Purchase Warrants will remain unchanged, however, the conversion feature will be adjusted to reflect the reverse split. Upon consummation of the exchange of shares, W3
Group, Inc.  will become a wholly owned subsidiary of Concorde
Strategies
Group, Inc. Certain present and former officers and directors of Concorde also have an interest in W3 Group, Inc.

A special distribution of Common Stock Purchase Warrants was also approved by shareholders on August 12, 1999 and will be made at the time of the reverse split to holders of Concorde's Common Stock, Series B Convertible
Preferred Stock and Series B Convertible Preferred Stock Purchase
Warrants.
The special distribution will be made on the basis of one Common
Stock
Purchase Warrant for each 10 shares of Common Stock either currently outstanding or committed to be issued upon the conversion of the presently outstanding Preferred Shares, or the currently outstanding Warrants to purchase Preferred Shares. The Common Stock Purchase Warrants shall be callable and each represent the right to purchase one share of Common Stock at a price of $6.00 per share during the exercise period, which is two years from the date of their issuance. All of the foregoing was approved by shareholders at the special meeting of shareholders on August 12, 1999.

Acquisition of New Subsidiary

The Company's new subsidiary, W3 Group, Inc. intends to acquire, finance, and restructure profitable companies that can utilize the Internet to expand their business and distribution channel. W3's plan is based on analysis and evaluation of the current industry environment, trends, and perceived opportunities in certain industries within the Internet. W3 intends to focus on existing companies that have proven markets, profitability, and management. W3's objective is to provide a platform for selected companies to expand their markets via use of the Internet, strengthen internal functions by providing consulting services and professional management support, and expansion capital, while allowing the companies to continue management of daily operations.

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

Liquidity and Capital Resources

At June 30, 1999, the Company had an insignificant amount of cash, which is not adequate for working capital requirements. At present, the Company is wholly dependent upon the willingness of management and Ameristar Group
Incorporated to advance to the Company adequate funds to cover any expenses incurred in its operations until such time, if ever, as the Company is able to raise the amount of capital needed to meet its working capital needs.
There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

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

Change in Control

On April 21, 1999, Concorde entered into a formal Agreement and
Plan of Share
Exchange with W3 Group, Inc. which was approved by shareholders on August 12,
1999, whereby Concorde will acquire 100 percent of the capital stock of W3
Group, Inc. in exchange for shares of Concorde's Common Stock. Prior to the closing of this Agreement, current and former Officers and Directors of
Concorde owned approximately 48.6 percent of the issued and outstanding shares of the capital stock of W3 Group, Inc. Subsequent to the closing of this Agreement, which was approved by shareholders on August 12, 1999, current and former Officers and Directors of Concorde will own approximately
48.2 percent of the issued and outstanding shares of Common Stock of the new entity.

                            OTHER INFORMATION

Item 1.  Legal Proceedings.  Not Applicable.
Item 2.  Change in Securities.  None
Item 3.  Defaults Upon Senior Securities.   Not Applicable.
Item 4.       Submission of Matters to a Vote of Security
Holders.
              (a) A special meeting of shareholders was held on August 12, 1999, subsequent to the period covered by this report.
              (b) The special meeting of shareholders did not involve the election of directors.
              (c) The following matters were voted on at the special meeting of shareholders on August 12, 1999:
                   1.        Divestiture of L'Abbilgiamento, Ltd.
The registrant's
                        operating subsidiary, L'Abbigliamento,
Ltd.  will be divested
                        effective as of the close of business on March 31, 1999, will resume operations as an independent
private company, and
                        return 100 percent of the Class A
Preferred Shares to the
                        Company in exchange for the return of 100 of the capital
                        stock of L'Abbigliamento, Ltd.  held by
Concorde.
                             A total of 2,284,800 votes were cast
for this proposal, no
votes against, no abstentions and
703,357 broker non-votes.
                   2.        Agreement and Plan of Share Exchange
with W3 Group, Inc.
                        Under the terms of this Agreement, the
registrant will
                        acquire 100 percent of the capital stock of W3 Group, Inc., a privately owned company, in exchange
for an equal number of
                        shares of the registrant's post split
Common Stock. W3 Group,
                        Inc.  will become a wholly owned
subsidiary of the
                        registrant.  W3 Group, Inc.  intends to
acquire, finance and
                        restructure companies that can utilize
the Internet to expand
                        their business.
                             A total of 2,284,800 votes were cast
for this proposal, no
                        votes against, no abstentions, and
703,357 broker non-votes.
                   3.        Reverse split of registrant's Common
Stock on the basis of
                        one new share for each 30 existing
shares.
                             A total of 2,284,800 votes were cast
for this proposal, no
                        votes against, no abstentions, and
703,357 broker non-votes.
                   4.        A special distribution of Common
Stock Purchase Warrants to
                        holders of the registrant's Common Stock, Series B
                        Convertible Preferred Stock, and Series B
Convertible
                        Preferred Stock Purchase Warrants.  The
special distribution
                        will be made on the basis of one Common
Stock  Purchase
                        Warrant for each ten shares of Common
Stock either currently
                        outstanding or committed to be issued
upon the conversion of
                        the presently outstanding Preferred
Shares, or the currently
                        outstanding Warrants to purchase
Preferred Shares.  The
                        Common Stock Purchase Warrants shall be
callable and each
                        represent the right to purchase one share of Common Stock at a price of $6.00 per share during the
exercise period, which
                        is two years from the date of their
issuance.
                             A total of 2,284,800 votes were cast
for this proposal, no
                        votes against, no abstentions, and
703,357 broker non-votes.
                   5.        The corporation name of Concorde
Strategies Group, Inc.
                        will be changed to W3 Group, Inc., or if such name is not
                        available in the State of Colorado, to
such other name as may
                        be selected by the majority vote of the
Board of Directors.
                             A total of 2,273,800 votes were case
for this proposal,
                        11,000 votes against, no abstentions, and 703,357 broker non-votes.

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

Date:

                             CONCORDE STRATEGIES GROUP, INC.


                             By: /s/ Robert Gordon

                                  Robert Gordon
                                  President

[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS                   YEAR
            3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
DEC-31-1998             DEC-31-1998
[PERIOD-END]                               JUN-30-1999
DEC-31-1998             JUN-30-1999
[CASH]                                              54
       2337                 [BLANK]
[SECURITIES]                                         0
          0                 [BLANK]
[RECEIVABLES]                                        0
    1361173                 [BLANK]
[ALLOWANCES]                                         0
          0                 [BLANK]
[INVENTORY]                                          0
    2014517                 [BLANK]
[CURRENT-ASSETS]                                194834
     116847                 [BLANK]
[PP&E]                                            2496
     132181                 [BLANK]
[DEPRECIATION]                                   (899)
    (28833)                 [BLANK]
[TOTAL-ASSETS]                                  196485
    3598222                 [BLANK]
[CURRENT-LIABILITIES]                           170118
    2041520                 [BLANK]
[BONDS]                                              0
          0                 [BLANK]
[PREFERRED-MANDATORY]                                0
          0                 [BLANK]
[PREFERRED]                                     844983
     534983                 [BLANK]
[COMMON]                                        372834
     307839                 [BLANK]
[OTHER-SE]                                   (1231450)
     713880                 [BLANK]
[TOTAL-LIABILITY-AND-EQUITY]                    196485
    3598222                 [BLANK]
[SALES]                                         837486
    [BLANK]                       0
[TOTAL-REVENUES]                                837486
    [BLANK]                       0
[CGS]                                           837486
    [BLANK]                       0
[TOTAL-COSTS]                                   595713
    [BLANK]                  595713
[OTHER-EXPENSES]                                696236
    [BLANK]                  472548
[LOSS-PROVISION]                                     0
    [BLANK]                       0
[INTEREST-EXPENSE]                              (1593)
    [BLANK]                  (1584)
[INCOME-PRETAX]                               (452870)
    [BLANK]                (470964)
[INCOME-TAX]                                      6799
    [BLANK]                       0
[INCOME-CONTINUING]                                  0
    [BLANK]                       0
[DISCONTINUED]                                       0
    [BLANK]                       0
[EXTRAORDINARY]                                      0
    [BLANK]                       0
[CHANGES]                                            0
    [BLANK]                       0
[NET-INCOME]                                  (459669)
    [BLANK]                (470964)
[EPS-BASIC]                                    (.13)
    [BLANK]                   (.13)
[EPS-DILUTED]                                  [BLANK]
    [BLANK]                 [BLANK]<F1>

<F1>The accompanying notes are an integral part of these
financial statements.