Form 10QSB
period 1999-09-30
W3 GROUP INC
filed 1999-11-12
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from
__________to__________


Commission File Number 0-27083


                          W3 GROUP, INC.
                                   (Formerly known as Concorde
Strategies Group, Inc.)

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

Currently 3,413,582 shares of Common Stock, no par value, outstanding; at September 30, 1999, 3,600,000 shares, no par value, outstanding
                         W3 GROUP, INC.
      (Formerly known as Concorde Strategies Group, Inc.)
                  Form 10-QSB Quarterly Report
              For Period Ended September 30, 1999
                       Table of Contents



                  Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                    3

     Unaudited Consolidated Balance Sheets at
     September 30, 1999 and December 31, 1998 (audited)          4-5

     Unaudited Consolidated Statement of Operations
     For Three and Nine Months Ended September 30, 1999
     and September 30, 1998                                      6

     Unaudited Consolidated Statement of Cash Flows For Nine
     Months Ended September 30, 1999 and September 30, 1998      7

     Statement of Stockholders' Equity (Deficit)                 8

     Notes to Financial Statements                               9-15

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                               16


PART II -- OTHER INFORMATION                                    19


SIGNATURES                                                      20









Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the quarterly period covered by this report do not include the results of the Company's subsidiary which was divested, effective March 31, 1999. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1998. Effective October 1, 1999, Concorde Strategies Group, Inc. changed its corporation name to W3 Group, Inc.

        CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
          BALANCE SHEET AND CONSOLIDATED BALANCE SHEET


                                                   Consolidated
                                     Balance Sheet Balance Sheet
                                     (Unaudited)   Audited
                                     September 30, December 31,
                                        1999           1998

                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $     1,464   $      2,337
  Accounts receivable                          0      1,361,173
  Inventory (as submitted)                     0      2,014,517
  Prepaid Expenses                   $    17,625   $     76,347

  TOTAL CURRENT ASSETS:              $    19,089   $  3,454,374

  Fixed assets, net of accumulated
     depreciation of
     $1,098 and $26,299              $     1,398         46,031
  Leasehold improvements net of
     accumulated amortization
     of $0 and $2,534                          -         57,317
  Security Deposits                            -   $     40,500
  Loan Receivable (Note 12)          $   157,522              -
  Rent Receivable (Note 12)          $     3,394   $          -



     TOTAL ASSETS                    $   181,403   $  3,598,222

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                     (Unaudited) Audited
                                   September 30, December 31,
                                         1999          1998
CURRENT LIABILITIES:
  Accounts payable                   $  107,042  $  1,340,483
  Payroll taxes payable                       0           591
  Due to Factor                               0       394,185
  Bank and other loans payable
               (current)                      0        46,350
  Corporate income taxes payable              0        63,147
  Due to Ameristar
     Capital Corporation            $    99,927  $     23,383

     TOTAL CURRENT LIABILITIES      $   206,969  $  1,868,139

LONG TERM LIABILITIES:
  Bank and other loans              $         0  $    173,381

     TOTAL LIABILITIES:             $   206,969  $  2,041,520

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
  100,000,000 shares authorized.

  Series A Convertible, redeemable
  Preferred, 0, June 30, 1999 and
  1,000 December 31, 1998 shares
  issued and outstanding

  Series B Convertible,non-dividend
  bearing, 1,056,000 and 765,000 shares
  issued or issuable and outstanding $  791,383  $     209,383

  Series B Convertible Preferred
  Stock Purchase Warrants            $  325,600  $     325,600

  Common stock, no par value,
  500,000,000 shares authorized,
  3,600,000 shares
  issued and outstanding             $  307,839  $     307,839

  Common stock issuable,
  199,995 shares                     $   64,995              0

  Additional paid-in-capital         $    1,875        977,875

  Retained earnings(Deficit)         (1,517,258)      (263,995)

  TOTAL STOCKHOLDERS' EQUITY            (25,566)     1,556,702

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY          $  181,403    $ 3,598,222
The accompanying notes are an integral part of these financial statements.

               CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    STATEMENT OF OPERATIONS (Unaudited)
                              Statement of Consolidated Statements of Operations
                              Operations          For the
                              For the Three       Three Months   For the Nine
                              Months Ended        Ended          Months Ended
                              Sept. 30,           Sept. 30,      September 30,
REVENUES                      1999        1998         1999      1998
     Sales                    $        0 $  853,492 $  837,486 $2,785,295
     COST OF GOODS SOLD       $        0 $  648,125 $  595,713 $2,101,683
     GROSS PROFIT:            $        0 $  205,367 $  241,773 $  683,612
OPERATING EXPENSES:
     Transfer and filing fees $    2,810      1,323      5,690      2,909
     Insurance                $    1,180     16,455     19,638     35,484
     Payroll and payroll taxes         -     87,465     71,976    245,912
     Other taxes                       -          -          -        476
     Rent                         11,538     32,229     46,514      6,687
     Utilities and telephone         716      6,007      7,733     19,352
     Commissions                       -      9,507     10,188     30,428
     Auto and travel                   -     12,112      8,062     26,397
     Entertainment                     -      3,734      3,168      8,528
     Bank charges, interest and
     Selling expenses                 68     16,720     31,529     39,934
     Credit and charges                -      4,684          -      7,757
     Advertising                       -          -      7,400      1,400
     Office Expenses                 554     23,485      2,416     37,805
     Repairs and maintenance           -      1,169        729      5,632
     Consulting                  262,625     21,825    746,284     74,575
     Professional Fees             9,725      8,520     20,297     60,152
     Depreciation and amortization   200      6,415      3,495     10,728
     Dues                              -        362          -      1,862
     Other expenses           $        - $      341 $      533 $    1,422
TOTAL OPERATING EXPENSES      $  289,416 $  252,353 $  985,652 $  707,440
INCOME(LOSS) FROM OPERATIONS  $ (289,416)$  (46,986)$(743,879) $  (23,828)
OTHER INCOME AND (EXPENSES):
     EQUIPMENT RENTAL              3,394          -     3,394           -
     INTEREST INCOME          $    2,389 $    5,383 $   3,982  $    6,505
TOTAL OTHER INCOME (EXPENSES):$    5,783      5,383     7,376       6,505
NET INCOME (LOSS) BEFORE
     PROVISION FOR INCOME TAXES$(283,633)   (41,603)$(736,503) $  (17,323)
ESTIMATED PROVISION (REFUND)
     INCOME TAXES             $      300 $   (2,793)$   7,099  $    3,277

NET INCOME (LOSS)             $ (283,933)$  (38,810)$(743,602)  $ (20,600)

NET (LOSS) PER SHARE          $   (.08)  $   (.01)  $  (.21)    $    .01


WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING       3,600,000  3,600,000  3,600,000   3,411,100
The accompanying notes are an integral part of these financial statements.

              CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                     CONSOLIDATED CASH FLOW STATEMENTS
     For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

                                     Consolidated Cash Flow Statements

                                     September 30, 1999 September 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                    $   (743,602)      $  (20,600)
Adjustments to reconcile net loss to
net cash flow from operating activities:
     Depreciation and amortization          3,495           10,728
     Decrease in accounts receivable    1,361,173          269,000
     Decrease (Increase)in inventory    2,014,517         (428,474)
     Increase in prepaid expenses          58,722          (81,590)
     Decrease in security deposits         40,500                0
  (Increase) in loan receivable          (157,522)               0
  (Increase) in interest receivable        (3,394)               0
  (Decrease) in accounts payable       (1,234,033)        (237,854)
     Increase (Decrease)in advances due
       to Ameristar Capital Corporation    76,544          (66,000)
  (Increase) in deferred offering costs         -          (12,000)
  (Decrease) in corporate
       income taxes payable           $   (63,147)      $   (6,423)
Cash Provided (Used)
    by Operating Activities           $ 1,353,253       $ (573,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (Increase) in fixed assets       41,139           (2,496)
 Decrease (Increase) in leasehold
   improvements                            57,317           (9,328)
 Divestiture of Subsidiary               (509,661)               0
Net Cash used in investing activities    (411,205)         (11,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       preferred stock and warrants       582,000          416,350
     Proceeds from common stock issuable
       and issuance of common stock        64,995          141,000
     Reduction in additional paid in
       capital                           (976,000)               0
     Reduction in amount due
        to factor - net                  (394,185)         (28,330)
     Repayment of bank and other loans   (219,731)         (39,917)
     Net Cash Provided by
       Financing Activities          $   (942,921)      $  489,103
Net (Decrease) Increase in Cash      $       (873)      $  (95,934)
CASH, BEGINNING OF THE PERIOD        $      2,337       $  133,606
CASH, END OF THE PERIOD              $      1,464       $   37,672

The accompanying notes are an integral part of these financial statements.

                                   CONCORDE STRATEGIES GROUP, INC.
                             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                           Consolidated Statement of Stockholders' Equity
                            for the Nine Months Ended September 30, 1999

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

April 1, 1999
Divestiture of
subsidiary,
L'Abbigliamento, Ltd.
(Note 12)                                  (1,000)                                     $(976,000)   (509,661)  $(1,485,661)

175,000 shares
of Series B
Convertible
Preferred Stock
issued for services
April 1, 1999       $350,000                                                                                       350,000

May 21, 1999,
199,995 shares to
be issued for
consulting services                                                    64,995                                       64,995

116,000 shares to
be issued for
consulting services for
period ended
September 30, 1999  232,000                                                                                        232,000

Net (loss)for
the Nine Months
Ended September 30,
1999                   --          --        --             --        --       --          --      $(743,602)     $(743,602)

Balance,
September 30, 1999  $791,383    $325,600         0      3,600,000  $307,839  $64,995  $   1,875  $(1,517,258) $ (25,566)

<F1>
The accompanying notes are an integral part of these financial statements.

             CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIOD ENDED September 30, 1999
Note 1 - ORGANIZATION AND HISTORY

The Company is a Colorado corporation and had been in the development stage since its formation on February 12, 1988. The Company was formed to seek potential business acquisitions and its activities since inception are primarily related to its initial public offering and merger activities.

Upon the completion of the acquisition of Concorde Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd., the Company had ceased being a development stage company. This acquisition was effective July 1, 1997.

L'Abbigliamento, Ltd. is a New York State corporation which was incorporated in March, 1992. L'Abbigliamento, Ltd. commenced operations in August of 1992 as an importer of fine men's clothing. In October of 1995 Vista International Ltd., incorporated in the Cayman Islands, was organized to acquire raw material and to sell finished goods to areas outside the United States. Effective July 1, 1997 L'Abbigliamento, Ltd. and Vista International Ltd. were acquired through an exchange of stock by Concorde Strategies Group, Inc. An agreement for the divestiture of L'Abbigliamento, Ltd. effective March 31, 1999, was approved by shareholders on August 12, 1999 (see Note 12 and Item 2), and the divestiture has been completed.

On April 21, 1999, the Company entered into an Agreement and Plan of Share Exchange with W3 Group, Inc. a Delaware corporation which was formed to acquire and develop young companies whose businesses involve the development of Internet related technology and applications. Effective October 1, 1999, the Agreement was completed and the Company changed its name to W3 Group, Inc. (see Notes 13 and 14).

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

On May 21, 1999, 199,995 restricted shares of Common Stock were sold to a principal of L'Abbigliamento, Ltd. who had performed consulting services on behalf of the registrant. These shares were issued in October, 1999 in consideration for the cancellation of payments in the total amount of $64,995 owed by the registrant for said services.

In October, 1999, the Company issued 116,000 shares of the Series B Convertible Preferred Stock to three shareholders in satisfaction of a previously existing obligation relating to consulting services performed on behalf of the Company by an independent third party.

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

On May 21, 1999, 199,995 restricted shares of common stock were sold to a principal of L'Abbigliamento, Ltd. who had performed consulting services on behalf of the registrant. These shares were issued in October, 1999 in consideration for the cancellation of payments in the total amount of $64,995 owed by the registrant for said services.

Note 11 - CONSOLIDATION OF FINANCIAL INFORMATION

The consolidated financial statements of the Company for the period ended March 31, 1999 include the results of the acquisition of Concorde Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd.

All material intercompany accounts and transactions have been eliminated.

Due to the divestiture of the subsidiary, effective April 1, 1999, the financial statements from April 1, 1999 thru September 30, 1999 reflect financial data of the parent company only, or Concorde Strategies Group, Inc.

Note 12 - DIVESTITURE OF SUBSIDIARY

A Termination Agreement was executed on May 5, 1999, for the divestiture of L'Abbigliamento, Ltd., Concorde's sole operating subsidiary and was ratified by shareholders on August 12, 1999. Under the terms of the Agreement, (1) management of both companies mutually elected to rescind and cancel the acquisition of L'Abbigliamento, Ltd. by Concorde, effective as of the close of business on March 31, 1999; (2) L'Abbigliamento, Ltd. returned to Concorde 100 percent of the Class A Preferred Shares in exchange for which Concorde delivered 100 percent of the L'Abbigliamento, Ltd. capital stock held by it; (3) L'Abbigliamento, Ltd. will repay its outstanding indebtedness to Concorde in the principal amount of $158,000 in five equal monthly payments of $1,300, plus 55 monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six percent per annum, to be followed by a final payment at the end of aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount.

Note 13 - MERGER AND ACQUISITIONS

On April 21, 1999, the Company entered into an Agreement and Plan of Share Exchange with W3 Group, Inc., which was approved by shareholders on August 12, 1999, whereby Concorde acquired 100 percent of the Common Stock of W3 Group, Inc. in exchange for the issuance of 3,275,000 shares of post reverse split Common Stock of Concorde Strategies Group, Inc., at the rate of one Concorde Share for one W3 Share. Upon completion of the exchange of shares, effective October 1, 1999, W3 Group, Inc. became a wholly owned subsidiary of Concorde and Concorde amended its Articles of Incorporation to change its corporation name to W3 Group, Inc. Concorde conducted a meeting of shareholders on August 12, 1999 to ratify the Agreement and certain other matters which had been approved by its Board of Directors.

Note 14 - SUBSEQUENT EVENTS

Subsequent to the period covered by this report, effective October 1, 1999, the Agreement and Plan of Share Exchange (the "Agreement") with W3 Group, Inc. a privately owned company, was completed. (See Note 13). Under the terms of this Agreement, Concorde acquired 100 percent of the capital stock of W3 Group, Inc. in exchange for an equal number of shares (3,275,000)of Concorde's post-split Common Stock. W3 Group, Inc. became a wholly owned subsidiary of Concorde, and Concorde changed its corporation name to W3 Group, Inc.

Also, on October 1, 1999, the reverse split of Concorde's Common Stock on the basis of one new share for each 30 existing shares was effected. The number of outstanding shares of Concorde's Series B Convertible Preferred Stock and Series B Convertible Preferred Stock Purchase Warrants remained unchanged, however the conversion feature has been adjusted to reflect the reverse split.

As per the Agreement, a special distribution of 520,056 Common Stock Purchase Warrants was made in October, 1999 to holders of the registrant's Common Stock, Series B Convertible Preferred Stock, and Series B Convertible Preferred Stock Purchase Warrants. The special distribution was made on the basis of one Common Stock Purchase Warrant for each ten shares of Common Stock (pre-reverse split) either outstanding as of September 30, 1999 or committed to be issued upon the conversion of the then outstanding Preferred Shares, or the currently outstanding Warrants to purchase Preferred Shares. The Common Stock Purchase Warrants are callable and each represent the right to purchase one share of Common Stock at a price of $6.00 per share during the exercise period, which is from the date of their issuance until October 1, 2001.

In October, 1999, the Company issued 11,800 shares of Common Stock to the original investors in Series B Convertible Preferred Stock and Series B Convertible Preferred Stock Purchase Warrants to adjust for the effect of the Company's restructuring.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Divestiture of L'Abbigliamento, Ltd.

The Company has developed a new business strategy which is focused on seeking acquisition opportunities with Internet related technology companies. As the first step in its reorganization process, the Company reached an agreement in April, 1999 for the divestiture of L'Abbigliamento, Ltd., Concorde's sole operating subsidiary, effective March 31, 1999. L'Abbigliamento, Ltd. is a wholesaler of imported menswear, which did not fit the Company's new direction. The agreement was approved by shareholders, at a special meeting of shareholders on August 12, 1999 (See note 12 and Form 10-QSB for the quarterly period ended June 30, 1999).

Investors and shareholders should bear in mind that the Company's only operating subsidiary was fully divested effective March 31, 1999, the end of the first quarter of fiscal 1999. Since March 31, 1999, the Company essentially has not had any business operations, pending the completion of future acquisitions, of which there can be no assurance.

Results of Operations

The results of operations for the three month period ended September 30, 1999 reflect the divestiture of the Company's operating subsidiary, effective March 31, 1999, and thus the Company did not have any revenue for the current period being reported. A discussion of operating results for the Company's subsidiary was included in the quarterly report (Form 10-QSB) for March 31, 1999 and annual report (Form 10-KSB) for December 31, 1998.

Operating expenses for the parent company only were $289,416 for the three month period ended September 30, 1999, an increase of $37,063 from the three month period ended September 30, 1998. This increase was a result of consulting fees of $262,625 incurred by the Company for services performed in the past (see Note 7 - Capitalization). For the nine month period ended September 30, 1999, operating expenses for the parent company were $811,159, an increase of $604,654 from the same period in 1998. This increase also resulted from the aforementioned consulting fees recorded in the three month period ended September 30, 1999.

The parent Company had total cash of $1,464 at September 30, 1999 compared to $37,672 at September 30, 1998, a decrease of $36,208.

The parent Company's Accounts Payable at September 30, 1999 was $107,042 compared to $71,495 at September 30, 1998, an increase of $35,547, reflecting the Company's lack of working capital needed for normal overhead expenses.

Reorganization of Business Operations

As previously reported in the Company's quarterly report for the period ended June 30, 1999, its new business strategy is to focus its attention on acquiring Internet related technology companies. In this regard, the Company completed an Agreement and Plan of Share Exchange (the "Agreement") with W3 Group, Inc., effective October 1, 1999 (see Note 13, Form 10-QSB for the quarterly period ended June 30, 1999, and Form 8-K filed on October 15,
1999). The Agreement was approved by shareholders on August 12, 1999. Under the terms of the Agreement, the Company's name was changed to W3 Group, Inc., a reverse split was effected of its Common Stock on the basis of one new share for each 30 existing shares, after which 3,275,000 new shares (post reverse split) of Common Stock were issued to W3 shareholders in exchange for 100 percent of the capital stock of W3 Group, Inc. The number of outstanding shares of Concorde's Series B Convertible Preferred Stock and Series B Convertible Preferred Stock Purchase Warrants remain unchanged, however, the conversion feature will be adjusted to reflect the reverse split. Upon consummation of the exchange of shares, W3 Group, Inc. became a wholly owned subsidiary of Concorde Strategies Group, Inc. which changed its corporation name to W3 Group, Inc., effective October 1, 1999. Certain former officers and directors of Concorde also have an interest in W3 Group, Inc.

A special distribution of Common Stock Purchase Warrants was also approved by shareholders on August 12, 1999 and was made in October, 1999 to holders of record as of September 30, 1999, of Concorde's Common Stock, Series B Convertible Preferred Stock and Series B Convertible Preferred Stock Purchase Warrants. The special distribution was made on the basis of one Common Stock Purchase Warrant for each 10 shares of Common Stock either then outstanding or committed to be issued upon the conversion of the then outstanding Preferred Shares, or the then outstanding Warrants to purchase Preferred Shares. The Common Stock Purchase Warrants are redeemable by the Company under certain conditions. Each Warrant represents the right to purchase one share of Common Stock at a price of $6.00 per share during the exercise period, which is a two year period expiring on October 1, 2001. All of the foregoing was approved by shareholders at the special meeting of shareholders on August 12, 1999.

In the third quarter of 1999, the Company upgraded its reporting status with the Commission to full 12(g) registration status and has been issued SEC file number 0-27083.

During the quarterly period covered by this report, the Company announced that two prior proposed acquisition transactions would not proceed, but that a new potential acquisition was in final negotiations with Cross Market Management Company. No acquisition contract has been signed as of the date of the filing of this report.

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

Effective October 1, 1999, P. Richard Sirbu and Thomas C. Hushen were elected new directors of the registrant, Joseph J. Messina remained as a director, Martin I. Saposnick was re-elected as a director and Robert Gordon resigned as a director.

The officers of W3 Group, Inc., effective October 1, 1999, are:
              P. Richard Sirbu, Chairman, Chief Executive Officer, President Thomas C. Hushen, Senior Vice President, Chief Technology
Officer,
              Secretary
              Robert Gordon, Executive Vice President
              Martin I. Saposnick, Director of Strategic Planning

Liquidity and Capital Resources

At September 30, 1999, the Company had an insignificant amount of cash, which is not adequate for working capital requirements. At present, the Company is wholly dependent upon the willingness of management and Ameristar Group Incorporated to advance to the Company adequate funds to cover any expenses incurred in its operations until such time, if ever, as the Company is able to raise the amount of capital needed to meet its working capital needs. There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

Year 2000 Compliance

Many currently installed computer systems, software programs and embedded chips were designed to use only a two digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failures or errors could occur prior to the actual turn of the century. The Company will rely on computer applications to manage and monitor accounting, sales, development and administrative functions. The Company does not anticipate that any system failures or miscalculations will result from the use of its computer and software applications. In addition, the Company's suppliers and service providers are reliant upon computer applications, some of which may contain technology which will fail as a result of the upcoming change in century, although the Company is not dependent on any one supplier in conducting its business. Such failures could affect the interactions of these third parties with the Company. While management does not believe the Company's computer systems, applications or embedded technologies will be materially adversely affected by the upcoming change in century, the Company and its technology may be adversely affected by the Year 2000 change. Thus, failure of our software, hardware or embedded technology or that of the Company's suppliers or service providers could have a material adverse impact on our business, financial condition and results of operations.

Further, the Company will evaluate each prospective acquisition candidate and assess its Year 2000 compliance and where necessary resolve any Year 2000 problems prior to such acquisition and integration into the Company's operations. However, there can be no assurance that all Year 2000 problems will be discovered, nor that these problems will not cause any interruption of business activities.

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

Change in Control

Effective October 1, 1999, Concorde completed a formal Agreement and Plan of Share Exchange with W3 Group, Inc. which was approved by shareholders on August 12, 1999, whereby Concorde acquired 100 percent of the capital stock of W3 Group, Inc. in exchange for shares of Concorde's Common Stock. Prior to the closing of this Agreement, current and former Officers and Directors of Concorde owned approximately 41.2 percent of the issued and outstanding shares of the capital stock of W3 Group, Inc. Subsequent to the closing of this Agreement, which was approved by shareholders on August 12, 1999, current and former Officers and Directors of Concorde own approximately 40.8 percent of the issued and outstanding shares of Common Stock of the new entity.

                            OTHER INFORMATION

Item 1.  Legal Proceedings.  Not Applicable.
Item 2. Change in Securities. There has been a change in control of the Company after the close of the period covered by this report, as disclosed in the Form 8-K report filed on October 15, 1999.
                   (a) and (b) The registrant's Common Stock has been subjected to a reverse split on the basis of one new share for each 30 existing shares, effective October 1, 1999.
                               Each share of the registrant's Series B
Convertible
                        Preferred Stock was originally convertible into 1.25 shares of
                        Common Stock. After the 1 for 30 reverse split of the Common
                        Stock, each share of Series B Preferred Stock is convertible into .0416  shares of Common Stock. Based on a Board
of
                        Directors resolution, which requires shareholder approval, each share of Series B Preferred Stock would convert into .5 shares of Common Stock.
                                 This new conversion rate, if approved by
shareholders,
                        would result in the issuance of 484,070 more shares of Common
                        Stock than the current conversion rate, assuming that all of the outstanding shares of Series B Preferred Stock are converted into Common Stock. Plans are currently being made for a special meeting of shareholders to be held as soon as practicable to vote on this prospective conversion ratio.
                                   The registrant issued a total of 520,056
Common Stock
                        Purchase Warrants, as described in Item 4, (c) 4
below.
Item 3.  Defaults Upon Senior Securities.   Not Applicable.
Item 4.       Submission of Matters to a Vote of Security Holders.
                   (a) A special meeting of shareholders was held on August 12, 1999.
                   Reference is made to Form 10-       QSB for the quarterly
period
                   ended June 30, 1999, Item 4 and Form 8-K filed on October
12,
                     1999.
                   (b) The special meeting of shareholders did not involve the election of directors.
                   (c) The following matters were approved at the aforementioned special meeting of shareholders:
                        1. Divestiture of the registrant's operating subsidiary,
                             L'Abbigliamento, Ltd., effective as of March 31,
1999.
                        2.   The Agreement and Plan of Share Exchange with W3
Group,
                             Inc., effective October 1, 1999. Reference is
made to Item
                             2 of this report, "Reorganization of Business
Operations"
                             and Form 8-K filed on October 15, 1999.
                        3. Reverse split of the registrant's Common Stock on the basis of one new share for each 30 existing shares,
effective
                             October 1, 1999.
                        4. A special distribution of Common Stock Purchase Warrants to holders of the registrant's Common Stock, Series
B
                             Convertible Preferred Stock, and Series B
Convertible
                             Preferred Stock Purchase Warrants. The special
distribution
                             was made in October, 1999 to the holders of
record as of
                             September 30, 1999 on the basis of one Common
Stock
                             Purchase Warrant for each ten shares of Common
Stock either
                             held on the record date or committed to be
issued upon the
                             conversion of the Series B Preferred Shares, or
the Series
                             B Preferred Warrants. The Common Stock Purchase
Warrants
                             are redeemable by the Company under certain
conditions and
                             each Warrant represents the right to purchase
one share of
                             Common Stock at a price of $6.00 per share
during a two
                             year  exercise period which expires on October
1, 2001.
Item 5.  Other Information.  None
Item 6.  Exhibits and Reports of Form 8-K.  Form 8-K was filed on October
         15, 1999 re: Change in control of  registrant, acquisition of
                                            W3 Group, Inc. (Delaware) as
                                            a wholly owned subsidiary,
                                            and divestiture of its
                                            former operating subsidiary,
                                            L'Abbigliamento, Ltd.
                                            Financial statements of the
                                            acquired company, W3 Group,
                                            Inc. (Delaware) and pro
                                            forma financial information
                                            will be filed before
                                            December 15, 1999.
Exhibit 27 - Financial Data Schedule (Electronic filing only)

                                SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date:

                             W3 GROUP, INC.


                             By: /s/ Robert Gordon
                                  Robert Gordon
                                  Executive Vice President


[ARTICLE] 5

[PERIOD-TYPE]                 9-MOS                   YEAR
[FISCAL-YEAR-END]             DEC-31-1999             DEC-31-1998
[PERIOD-START]                JAN-01-1999             JAN-01-1998
[PERIOD-END]                  SEP-30-1999             DEC-31-1998
[CASH]                        1464                    2337
[SECURITIES]                  0                       0
[RECEIVABLES]                 160916                  1361173
[ALLOWANCES]                  0                       0
[INVENTORY]                   0                       2014517
[CURRENT-ASSETS]              17625                   116847
[PP&E]                        2496                    132181
[DEPRECIATION]                (1098)                  (28833)
[TOTAL-ASSETS]                181403                  3598222
[CURRENT-LIABILITIES]         206969                  2041520
[BONDS]                       0                       0
[PREFERRED-MANDATORY]         0                       0
[PREFERRED]                   1116983                 534983
[COMMON]                      372834                  307839
[OTHER-SE]                    (1515383)               713880
[TOTAL-LIABILITY-AND-EQUITY]  181403                  3598222
[SALES]                       837486                  0
[TOTAL-REVENUES]              837486                  0
[CGS]                         595713                  0
[TOTAL-COSTS]                 595713                  0
[OTHER-EXPENSES]              985652                  0
[LOSS-PROVISION]              0                       0
[INTEREST-EXPENSE]            (7376)                  0
[INCOME-PRETAX]               (736503)                0
[INCOME-TAX]                  7099                    0
[INCOME-CONTINUING]           0                       0
[DISCONTINUED]                0                       0
[EXTRAORDINARY]               0                       0
[CHANGES]                     0                       0
[NET-INCOME]                  (743602)                0
[EPS-BASIC]                 0.00                    0.00
[EPS-DILUTED]                 0.00                    0.00<F1>

<F1>The accompanying notes are an integral part of the financial statements.