Form 10KSB
period 1999-12-31
W3 GROUP INC
filed 2000-03-31
CIK 832488

SECURITIES & EXCHANGE COMMISSION
                         Washington, D.C., 20549
                       __________________________

                               FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 of  the Securities Exchange Act of 1934
                       __________________________
               For the Fiscal Year Ended December 31, 1999
                     Commission File Number: 0-27083

                             W3 GROUP, INC.
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


     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:
          Title of each class                       Name of each exchange
                                                        on which registered
          Common Stock, no par value                             None


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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. At December 31, 1999, 3,413,582 shares of Common Stock, no par value were outstanding.

The aggregate market value of the voting stock held by non-affiliates of registrant on March 24, 2000 was $3,985,860.





                               FORM 10-KSB
                            DECEMBER 31, 1999
                             W3 GROUP, INC.

                            TABLE OF CONTENTS
Item
 No.                Description                                  Page

               PART I

1.        Business                                                 3
2.        Properties                                               5
3.        Legal Proceedings                                        5
4.        Submission of Matters to a Vote of Security Holders      5

               PART II

5.        Market for Registrant's Common Equity and Related
          Stockholder Matters                                      6
6.        Selected Financial Data                                  7
7.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      8
8.        Financial Statements                                    10
9.        Disagreements on Accounting and Financial Disclosure    26

               PART III

10.       Directors and Executive Officers of the Registrant      26
11.       Executive Compensation                                  28
12.       Security Ownership of Certain Beneficial Owners
          and Management                                          28
13.       Certain Relationships and Related Transactions          29

               PART IV

14.       Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                     29
          Signatures                                              30

FORM 10-KSB
                                   W3 GROUP, INC.
                            December 31, 1999

PART I

ITEM 1.   BUSINESS:  Introduction

W3 Group, Inc. ("Registrant" or the "Company" or "W3") was formed in 1988 under the laws of the state of Colorado for the purpose of participating, either through acquisition or merger, in a viable business opportunity. Registrant has since its inception been evaluating various privately held companies which management believed could be viable business opportunities.

On September 23, 1996, the Company, then named Concorde Strategies Group, Inc., entered into an Agreement and Plan of Reorganization pursuant to which it acquired 100 percent of the issued and outstanding capital stock of Concorde Management, Ltd. ("CML") and its wholly owned subsidiary, L'Abbigliamento, Ltd. This acquisition was concluded as of July 1, 1997. L'Abbigliamento, Ltd. is a New York based distributor of Italian made men's clothing.

In the beginning of 1999, the Company decided to reorganize and focus its acquisition efforts on Internet related technology companies. The Internet industry is going through fundamental and rapid changes as technology advances, providing significant business growth opportunities. The emergence of the Internet into homes and offices has provided a powerful new mechanism for areas such as electronic commerce, communication via E mail, and the dissemination of information.

Reorganization of Business Operations

As a result of its new business focus, the Company reached agreement in April, 1999, subsequently approved by shareholders, for the divestiture of L'Abbigliamento, Ltd., which had been the Company's sole operating subsidiary. Under the terms of the Termination Agreement, which was effective as of the close of business on March 31, 1999, L'Abbigliamento, Ltd. resumed operations as an independent private company. Also, L'Abbigliamento, Ltd. returned 100 percent of Concorde Class A Preferred Shares in exchange for the return of 100 percent of the capital stock of L'Abbigliamento, Ltd. held by the Company. As part of the divestiture, L'Abbigliamento, Ltd. agreed to repay its outstanding indebtedness to Concorde in the principal amount of $158,000 in five equal monthly payments of $1,300, plus 55 equal monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six percent per annum, to be followed by a final payment at the end of the aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount. (See" NOTE 12- DIVESTITURE OF SUBSIDIARY").

In further regard to its reorganization plan, on April 21, 1999, the Company entered into an Agreement and Plan of Share Exchange ( the "Agreement") with W3 Group, Inc., a privately held company formed to acquire and develop young companies whose businesses involve the development of Internet related technology and applications (see Form 8-K filed on October 15, 1999) . Under the terms of this Agreement, which was approved by shareholders on August 12, 1999, the Company amended its Articles of Incorporation to change its corporation name to W3 Group, Inc. Also, under the terms of the Agreement, the Company effected a reverse split of its Common Stock on the basis of one new share for each 30 existing shares, after which 3,275,000 new shares (post reverse split) of Common Stock were issued to W3 shareholders in exchange for 100 percent of the capital stock of W3 Group, Inc. The number of outstanding shares of Concorde's Series B Convertible Preferred Stock remained unchanged, however, the conversion feature was adjusted to reflect the reverse split. The number of Series B Convertible Preferred Stock Purchase Warrants also remained unchanged. Certain present and former officers and directors of Concorde also had an interest in W3 Group, Inc.


The reverse split of the Company's Common Stock included a special distribution, post split, of Common Stock Purchase Warrants (the "Common Warrants")to all securities holders of all classes of capital stock, including the Series B Convertible Preferred Stock (the "Series B Stock") and the Series B Convertible Preferred Stock Purchase Warrants (the "B Warrants") currently outstanding, as of the close of business on September 30, 1999.
The Common Warrants were distributed on the basis of one Warrant for each ten shares of Common Stock either outstanding or committed to be issued upon the conversion of the then outstanding Series B Stock and B Warrants. The Common Warrants so distributed are exercisable for a two year period which expires on October 1, 2001 and are callable by the Company at a price of $.001 per Common Warrant upon 30 days prior written notice to all holders thereof. The Common Warrants may only be called after (1) the Common Stock has traded at a bid price of at least $7.50 per share for a period of ten consecutive trading days or (2) a Letter of Intent is entered into with an underwriter for a public offering of the Company's securities. These Common Warrants each represent the right to purchase one share of Common Stock at a price of $6.00 per share during the exercise period, including any notice period, in the event that the Company elects to call the Common Warrants as permitted herein.

The Agreement and Plan of Share Exchange transaction is intended to qualify as a tax free "reorganization" within the meaning of Section 368 (a)(1)(B) of the Internal Revenue Code of 1986, as amended.

Present Operations

W3 intends to acquire, finance, and restructure profitable companies that can utilize the Internet to expand their business and distribution channel. These companies would become wholly owned, or majority owned, subsidiaries of W3. W3's plan is based on analysis and evaluation of the current industry environment, trends, and perceived opportunities in certain industries within the Internet. W3 intends to focus on existing companies that have proven markets, profitability, and management. The Company's goal is to provide a platform for selected companies to expand their markets via use of the Internet, strengthen internal functions by providing consulting services and professional management support, and expansion capital, while allowing the companies to continue management of daily operations.

W3's objective is to better meet the needs of growing companies that may have had difficulty obtaining capital from traditional sources such as banks, large asset based lenders, and the public securities markets. Also, Concorde believes that its opportunity is enhanced because of the consolidation in the commercial banking industry and the emphasis in investment banking toward increasingly larger financings. The resulting diminishing of available capital has affected the flow to smaller companies, where the need for capital is the most critical.

W3's approach is to develop "partnerships" with companies having exceptional management in order to improve the long term value of a business. The participation of management through equity based compensation and stock ownership is a crucial ingredient of W3's plan.

As described in the preceding section, "Reorganization of Business Operations", as a result of the divestiture of L'Abbigliamento, Ltd., effective March 31, 1999, the Company essentially has not had any business operations since that time, pending the completion of future acquisitions, of which there can be no assurance.

During the third quarter of 1999, the Company upgraded its reporting status with the Commission to full 12(g) registration status and has been issued SEC file number 0-27083.

Also, during the third quarter of 1999, the Company announced that two prior proposed acquisition transactions would not proceed. Subsequently, the proposed transaction with Cross Market Management Company has also expired.

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

Competition

Registrant is, and is expected to remain, an insignificant entity among a great many other companies who are engaged in mergers and acquisitions of other business entities. There are many established venture capital and financial concerns seeking to attract merger or acquisition candidates, virtually all of which have significantly greater financial and personnel resources and technical expertise than the Registrant.

The Internet marketplace is new, rapidly evolving and highly competitive, and it is expected that this competition will persist and intensify in the future, New competitors may emerge and rapidly acquire significant market share. Competitors may be able to respond more quickly than the Company to new or emerging technologies and changes in the marketplace.

ITEM 2.   PROPERTIES

Facilities

The Company utilizes the offices and business facilities of Ameristar Group Incorporated ("Ameristar"), which has served as a consultant to the Company. Until October 31, 1997, the Company had the use of these offices and business facilities rent free. Since November 1, 1997, the Company has paid rent for use of the office space and related business facilities to Ameristar, currently at the rate of $3,952 per month.

Employees

The Company's employees consist of its officers. The one outside Director is engaged in other business activities and devotes so much of his time to the affairs of the Company as is required.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held on August 12, 1999 regarding the Company's reorganization. Reference is made to Forms 10-QSB for the quarterly periods ended June 30 and September 30, 1999, Item 4 and Form 8-K filed on October 12, 1999.

Subsequent to the period covered by this report, a special meeting of shareholders was held on January 18, 2000. Reference is made to Schedule 14A, Notice of Special Meeting of Shareholders, and Proxy Statement filed on November 24, 1999 and Form 8-K filed on January 24, 2000. This special meeting of shareholders did not involve the election of directors. The only matter voted on, which was approved by shareholders, was to amend the issuer's Articles of Incorporation to adjust the conversion right of the Series B Convertible Preferred Stock from an amount equal to .0416 shares to an amount equal to .5 (one half) share of Common Stock for each one share of Series B Convertible Preferred Stock. A total of 2,823,942 votes were cast for this proposal, 50,156 votes against, 6,220 abstentions, and 7,830 broker non-votes.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER
          MATTERS

The Company's Common Stock trades under the symbol "WWWG" and the Series B Convertible Preferred Stock trades under the symbol "WWWGP" on the OTC Electronic Bulletin Board. The number of record shareholders on December 31, 1999 for the Company's Common Stock was 369 and for its Series B Convertible Preferred Stock was 23 shareholders. There currently are 5 market makers for the Company's Common Stock and 8 market makers for its Series B Convertible Preferred Stock.

The following tables show for the periods indicated the range of high and low bid quotes for the Common Stock and Series B Convertible Preferred Shares obtained from the OTC Electronic Bulletin Board and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

COMMON STOCK TRADING HISTORY

Fiscal 1998
Quarter ended March 31, 1998                 $1.5625        $0.6250
Quarter ended June 30, 1998             $1.0000        $0.4375
Quarter ended September 30, 1998        $0.7500        $0.0313
Quarter ended December 31, 1998         $0.1875        $0.0313

Fiscal 1999
Quarter ended March 31, 1999       $0.6250   $0.0400
Quarter ended June 30, 1999             $0.5000   $0.1563
Quarter ended September 30, 1999        $0.3125   $0.1000
Quarter ended December 31, 1999         $9.5000   $1.2500

SERIES B CONVERTIBLE PREFERRED SHARE TRADING HISTORY

Fiscal 1998
Quarter ended March 31, 1998            $4.7500        $0.4375
Quarter ended June 30, 1998             $5.0625        $4.1250
Quarter ended September 30, 1998        $5.1250        $0.4375
Quarter ended December 31, 1998         $1.8750        $1.0625

Fiscal 1999
Quarter ended March 31, 1999            $6.0625   $1.5500
Quarter ended June 30, 1999             $6.1250   $2.0625
Quarter ended September 30, 1999        $6.3125   $1.0625
Quarter ended December 31, 1999         $3.0000   $0.9375

In April, 1999, the Company sold 175,000 shares of Series B Convertible Preferred stock to certain parties who had performed services on behalf of the Company, including one company which is principally owned by a Director of the Company. The shares were sold by the Company in consideration for the cancellation of payments owed by the Company at the agreed upon rate of $2.00 per share and were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. The sale of these shares are reflected in the Company's financial statements.

The Company has not paid any dividends and, there are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, is determined by the Board of Directors based upon conditions then existing. There are no restrictions on the Company's ability to pay dividends.

ITEM 6.   SELECTED FINANCIAL INFORMATION

Summary Balance Sheet Data:   YEAR ENDED DECEMBER 31,
                              1999           1998           1997
Total Assets                  $   247,263    $3,598,222     $3,440,634
Total Current Assets              228,136     3,454,374      3,341,282
Total Liabilities                 287,780     2,041,520      2,276,451

Retained Earnings (Deficit)    (1,650,359)     (263,995)      (111,164)
Stockholders' Equity          $   (40,517)   $1,556,702     $1,164,183

Summary Earnings Data:         YEAR ENDED DECEMBER 31,
                              1999           1998           1997
Revenues                      $   837,486    $3,845,393     $1,827,502
Cost of goods sold                595,713     3,043,546      1,419,701
Selling, general &
administrative expense          1,124,623       899,077        495,162
Income (loss) from operations     882,850       (97,230)       (87,361)
Net Income (Loss)             $   869,904      (152,831)      (100,361)
Earnings (Loss) per Share            (.91)       ( 1.32)*        (1.64)*

     * Adjusted for reverse split of Common Stock on October 1, 1999, on 1-30 basis.

The foregoing is selected financial information only, and is qualified by the financial statements and the notes thereto, in their entirety, which are set forth elsewhere in this Report. The selected financial information for 1997 includes the results of the Company's subsidiary, L'Abbigliamento, Ltd. from July 1, 1997, the effective date of the acquisition. The 1999 totals include the results of L'Abbigliamento, Ltd. for the first quarter only since the subsidiary was divested effective March 31, 1999 (See Item 7).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Divestiture of L'Abbigliamento, Ltd.

The Company has developed a new business strategy which is focused on seeking acquisition opportunities with Internet related technology companies. As the first step in its reorganization process, the Company reached an agreement in April, 1999 for the divestiture of L'Abbigliamento, Ltd., Concorde's sole operating subsidiary. L'Abbigliamento, ltd. is a wholesaler of imported menswear, which does not fit the Company's new direction. The agreement was approved by shareholders on August 12, 1999.

The following discussion is included only as historical information to comply with disclosure requirements for the year ended December 31, 1999. Investors and shareholders should bear in mind that the Company's only operating subsidiary was fully divested effective March 31, 1999, the end of the first quarter of fiscal 1999.

Results of Operations

The results of operations for the Company's former subsidiary L'Abbigliamento, Ltd., have been included in the consolidated results of the Company for the year ended December 31, 1998. For the year ended December 31, 1999, consolidated results of the Company include the Subsidiary's results of operations for the three month period ended March 31, 1999, the effective date of the divestiture of the Subsidiary.

Sales were $837,486 for the twelve month period ended December 31, 1998, all of which occurred during the first quarter and resulted from the operation of the Company's subsidiary, L'Abbigliamento, Ltd., which was divested effective March 31, 1999. Sales for the twelve month period ended December 31, 1998 were $3,845,393, all of which also resulted from operation of L'Abbigliamento, Ltd. After cost of sales of $595,713, gross profit realized was $241,773 for the period ended December 31, 1999, (all of which occurred during the first quarter), compared to cost of sales of $3,043,546 and gross profit of $801,847 during the prior year.

Consolidated operating expenses for 1999 were $1,124,623 compared to $899,077 in the prior year. The parent company's operating expenses for 1999 were $950,130 compared to $279,896 in the prior year, an increase of $670,234. The increase resulted primarily from increases in consulting fees for services performed in the past (see Note 7- CAPITALIZATION) and merger related expenses.

The net loss for the twelve month period ended December 31, 1999 was $869,904 compared to a net loss of $152,831 for the comparable period ended December 31, 1998, an increase of $717,073, reflecting the increased operating expenses.

The total cash and cash equivalents at December 31, 1999 totaled $60,826, compared to $2,337 at December 31, 1998. Accounts payable at December 31, 1999 totaled $138,307 all of which is current. The Company's accounts payable represents its normal business overhead expenses and consulting services.

The Company is continuing to look for suitable acquisition candidates in its new area of concentration, to wit, Internet technology and related companies. As of the date of this Report, no additional acquisition candidates have been found, and there is no assurance that any additional candidates will be found.

Liquidity and Capital Resources

At the end of fiscal 1999, the Company had cash totaling $60,826, which is not adequate for working capital requirements. On December 14, 1999, the Company commenced a private placement of restricted shares of its Common Stock, and during that month received proceeds totaling $50,000 for the sale of 20,000 shares. As of the date of this report, the offering is continuing and no additional proceeds have been received. There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

Year 2000 Compliance

The Company has reviewed its management information systems and structure for Year 2000 compliance. The Company utilizes basic software packages and personal computers only, and it is not anticipated that any system failures or miscalculations will result from their use. The Company does not currently have any information regarding the Year 2000 compliance of its suppliers, nor is it aware of any problems encountered by them, but is not dependent on any significant supplier in conducting its business. Although the change in date to the Year 2000 has occurred, no assurance can be made that all aspects of the Year 2000 issue that may affect the Company, including those related to suppliers, or other third parties, have been fully resolved. As of the date of this report, no additional costs have been incurred by the Company resulting from the Year 2000 issue.

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

Change in Control

On April 21, 1999, Concorde entered into a formal Agreement and Plan of Share Exchange with W3 Group, Inc. which was approved by shareholders, whereby Concorde acquired 100 percent of the capital stock of W3 Group, Inc. in exchange for shares of Concorde's Common Stock. Prior to the closing of this Agreement, current and former Officers and Directors of Concorde owned 48.6 percent of the issued and outstanding shares of the capital stock of W3 Group, Inc. Subsequent to the closing of this Agreement, current and former Officers and Directors of Concorde own 40.78 percent of the issued and outstanding shares of Common Stock of the new entity.

ITEM  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

For the Years Ended December 31, 1999 and 1998:             Reference

Report of Janet Loss, C.P.A., P.C., Independent
     Certified Public Accountant                            F-11

Report of Jay Fox, C.P.A., Independent Certified
     Public Accountant                                      F-12

Consolidated Financial Statements:

    Balance Sheets                                          F-13, 14

    Statements of Operations                                F-15

    Statements of Cash Flows                                F-16

    Statements of Stockholder's Equity    (Deficit)         F-17, 18

    Notes to Financial Statements                           F-19, 20, 21, 22,
                                                            23, 24, 25

                        Janet Loss, C.P.A., P.C.
                       Certified Public Accountant
                   1777 S Harrison Street, Suite 2100
                         Denver, Colorado 80210

Board of Directors
W3 Group, Inc. and Subsidiary
(Formerly Known as Concorde Strategies Group, Inc. and Subsidiary) 444 Madison Avenue, Suite 1710
New York, New York 10022

I have audited the accompanying consolidated balance sheets of W3 Group, Inc. and subsidiary (Formerly known as Concorde Strategies Group, Inc. and subsidiary) as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. The above-mentioned financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the consolidated financial statements at December 31, 1999 and 1998 based on my audits. I did not audit the statements of Company's former subsidiary, L'Abbigliamento, Ltd., as of March 31, 1999 and December 31, 1998. Also, I did not audit the Company's former subsidiary, L'Abbigliamento, Ltd., related statements of income, changes in stockholders' equity and cash flows for the three months ended March 31, 1999 and year ended December 31, 1998. (See Note 1) The former subsidiary's statements reflect total revenues of $837,486 for the three months ended March 31, 1999 and total revenues of $3,845,393 for the year ended December 31, 1998. The subsidiary's financial statements are included in the consolidated financial statements of W3 Group, Inc. and Subsidiary (Formerly known as Concorde Strategies Group, Inc. and Subsidiary) until the completion of the divestiture of L'Abbigliamento, Ltd. at March 31, 1999. The subsidiary's financial statements were audited by other auditors whose report has been furnished to me, and my opinion in so far as it relates to the comments of the subsidiary is based solely on the report of such other auditors I conducted my audits in accordance with generally accepted accounting standards.

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

In my opinion, based upon my audit and the report of other auditors, the consolidated financial statements at December 31, 1999 and 1998 referred to above present fairly, in all material respects, the financial position of W3 Group, Inc. and Subsidiary (Formerly known as Concorde Strategies Group, Inc. and subsidiary) as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.



/s/Janet Loss
Janet Loss, C.P.A., P.C.
March 21, 2000

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

/s/ Jay Fox
Jay Fox, C.P.A.

                      W3 GROUP, INC.  AND SUBSIDIARY
               (Formerly Concorde Strategies Group, Inc.)
                        CONSOLIDATED BALANCE SHEETS

                        DECEMBER 31, 1999 AND 1998



                                       1999         1998

                                  ASSETS

CURRENT ASSETS:
     Cash and cash equivalents          $    60,826    $     2,337
     Accounts receivable                          0      1,361,173
     Inventory (as submitted)                     0      2,014,517
     Prepaid Expenses                             0         76,347
     Loan Receivable (Note 12)              157,522              0
     Interest Receivable (Note 12)            4,740              0
     Rent Receivable                          5,048              0

     TOTAL CURRENT ASSETS:              $   228,136    $ 3,454,374

     Fixed assets, net of accumulated
       depreciation of 1298 and $26,299 $     1,198    $    46,031

     Leasehold improvements net of
       accumulated amortization of
       $2,534                                     0         57,317
     Security Deposits                            0         40,500
     Deferred Offering Costs            $    17,929              0

       TOTAL ASSETS                     $   247,263    $ 3,598,222

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                            1999         1998
CURRENT LIABILITIES:
     Accounts payable                   $   138,307   $1,340,483
     Payroll taxes payable                        0          591
     Accrued interest                         1,854            0
     Due to Factor                                0      394,185
     Bank and other loans payable
                 (current)                        0       46,350
     Corporate income taxes payable               0       63,147
     Stockholders' loans                     40,000            0
     Due to Ameristar
        Capital Corporation             $   107,619   $   23,383

       TOTAL CURRENT LIABILITIES        $   287,780   $1,868,139

LONG TERM LIABILITIES:
     Bank and other loans               $         0   $  173,381

       TOTAL LIABILITIES:               $   287,780   $2,041,520

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, no par value,
     100,000,000 shares authorized.               0            0
    Series A Convertible, redeemable
     Preferred, 0 and 1,000 shares issued
     At December 31, 1999 and 1998                0            0
    Series B Convertible, non-dividend
     bearing, 1,056,000 and 765,00
      shares issued and outstanding     $   791,383    $ 209,383
    Series B Convertible Preferred
     Stock Purchase Warrants issued     $   325,600    $ 325,600
     and outstanding
    Common stock, no par value,
     500,000,000 shares authorized,
     3,413,582 and 120,000 shares
     issued and outstanding as of       $   408,234    $ 307,839
     December 31, 1999 and 1998 *
    Common stock issuable                    50,000            0

     Additional paid-in-capital              34,625      977,875

     Retained earnings(Deficit)          (1,650,359)    (263,995)

     TOTAL STOCKHOLDERS' EQUITY             (40,517)   1,556,702

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY          $   247,263   $3,598,222

*Adjusted for October 1, 1999 reverse split on shares, 1-30 basis.

The accompanying notes are an integral part of these financial statements.

                     W3 GROUP, INC.  AND SUBSIDIARY
               (Formerly Concorde Strategies Group, Inc.)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999 and 1998

                                 December 31, 1999   December 31, 1998
REVENUES
     Sales                       $   837,486         $ 3,845,393
COST OF GOODS SOLD                   595,713           3,043,546
      GROSS PROFIT:                  241,773         $   801,847

OPERATING EXPENSES:
     Transfer and filing fees    $     8,243         $     3,004
     Insurance                        20,430              44,110
     Officers' salary                 49,413             243,433
     Payroll and payroll taxes        23,184              91,112
     Rent                             58,052             135,622
     Utilities and telephone           8,595              16,484
     Commissions                      10,188              44,656
     Auto and travel                   9,143              13,482
     Entertainment                     3,168              12,067
     Bank charges, interest
      And selling expenses            33,556              36,034
     Advertising and Marketing        11,350              17,654
     Office Expenses & Postage         6,378              24,223
     Repairs and maintenance             729               7,885
     Consulting                      789,909             104,196
     Business Plans                    5,200                   0
     Press Releases                    1,580                   0
     Merger and Acquisition Costs     14,445                   0
     Professional Fees                27,138              87,778
     Depreciation and amortization     3,695               6,926
     Printing expenses                 4,827               1,421
     Freight out                           0               8,033
     Other expenses                   35,400                 957
     TOTAL OPERATING EXPENSES      1,124,623             899,077

INCOME(LOSS) FROM OPERATIONS        (882,850)            (97,230)

OTHER INCOME AND (EXPENSES):
     INTEREST INCOME                   8,722               3,443
     EQUIPMENT RENTAL                  5,048                   0

NET INCOME(LOSS) BEFORE
     PROVISION FOR INCOME TAXES     (869,080)            (93,787)

ESTIMATED PROVISION FOR
     INCOME TAXES                        824              59,044
     NET  (LOSS)                 $  (869,904)          $(152,831)
NET (LOSS PER SHARE)             $     (0.91)          $   (1.32)*
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING              945,618             115,000*
*Adjusted for October 1, 1999 reverse split on shares, 1-30 basis.
The accompanying notes are an integral part of these financial statements.
                      W3 GROUP, INC.  AND SUBSIDIARY
               (Formerly Concorde Strategies Group, Inc.)
                     CONSOLIDATED CASH FLOW STATEMENTS
               For the Years Ended December 31, 1999 and 1998
                                         1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $    (869,904)     $ (152,831)

Adjustments to reconcile
net loss to net cash flow
from operating activities:
     Depreciation and amortization           3,695           6,926
Decrease in accounts receivable          1,361,173          13,373
Decrease (Increase)in inventory          2,014,517        (194,821)
Decrease (Increase)in prepaid expenses      76,347         (62,912)
Decrease in Security Deposits               40,500               0
(Increase) in Loan Receivable             (157,522)              0
(Increase) in Interest Receivable           (4,740)              0
(Increase) in Rent Receivable               (5,048)              0
(Increase) in Deferred Offering Costs      (17,929)              0
(Decrease)Increase in payables          (1,116,678)       (212,352)
Increase(Decrease)in corporate income
       taxes payable                   $   (63,147)      $  50,147
Cash Used by Operating Activities      $ 1,261,264      $ (552,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (Increase) in fixed assets        41,139         (51,423)
 Increase in Leasehold Improvements         57,317               0
 Divestiture of Subsidiary                (516,460)              0
Net Cash used in investing
     activities                           (418,004)        (51,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance
    of preferred stock & warrants          582,000         404,350
  Proceeds from Common Stock issuable
    And issuance of Common Stock           150,395         141,000
  (Decrease) in additional Paid-in
    Capital                               (943,250)              0
Increase(Decrease)in amounts
  due to factor                           (394,185)         33,087
  Repayment of bank and other loans       (219,731)       (105,813)
  Increase in Stockholders'loans            40,000               0
  Net cash provided by
    financing activities                  (784,771)         472,624
Net Increase (Decrease)in Cash         $    58,489      $  (131,269)

CASH, BEGINNING OF THE PERIOD          $     2,337      $   133,606

  CASH, END OF THE PERIOD              $    60,826      $     2,337

The accompanying notes are an integral part of these financial statements.



                                  W3 GROUP, INC. AND SUBSIDIARY
                            (Formerly Concord Strategies Group, Inc.)
                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         Consolidated Statements of Stockholders' Equity
                          for the Years Ended December 31, 1999 and 1998

                Preferred    Series B
                Stock Non-   Convertible
                Dividend     Preferred   Common                                                 Total
                Bearing      Stock       Stock      Common    Common    Additional              Stockholders'
                Series B     Purchase    Number of  Stock     Stock     Paid-in    Deficit      Equity
                Convertible  Warrants    Shares     Amount    Issuable  Capital    Accumulated (Deficit)

Balance,
January 1, 1998 $  130,633   $        0  $3,300,000 $ 166,839        0  977,875    $(111,164)   $1,164,183

315,000 shares
of Series B
Convertible         78,750           --          --        --       --       --           --    $   78,750
Preferred Stock
issued for services
January 7, 1998

300,000 shares of
Common Stock issued
for services,           --           --     300,000   141,000       --       --           --       141,000
June 22, 1998

Private Placement
of Series B             --     $325,600          --        --       --       --           --       325,600
Convertible
Preferred Stock
Purchase Warrants,
for cash issued,
August 12, 1998

Net (loss) for
the Year Ended
December 31, 1998       --           --          --        --       --       --     (152,831)     (152,831)

Balance,
December 31, 1998 $209,383     $325,600   3,600,000  $307,839       -- $977,875    $(263,995)   $1,556,702

April 1, 1999
Divestiture of
Subsidiary,
L'Abbigliamento, Ltd.
(Note 12)               --           --          --        --       -- $(976,000)   (516,460)   $(1,492,460)

175,000 shares of
Series B Convertible
Preferred Stock
issued for services
April 1, 1999     $350,000           --          --        --       --        --          --        350,000

May 21, 1999,
199,995 shares issued
for consulting services --           --     199,995      64,995     --        --          --         64,995

116,000 shares of series
B Convertible Preferred
issued for services,
September 30, 1999$232,000           --          --          --     --        --          --                       232,000

1-30 reverse split on
October 1, 1999         --           --  (3,673,213)         --     --        --          --

October 1, 1999,
issuance of 3,275,000
shares, post reverse
split, for acquisition
of W3 Group, Inc.
(Note 13)               --           --   3,275,000          -- 32,750        --      32,750

October 16, 1999
Issued to original
private placements
investors               --           --      11,800      35,400     --        --          --      35,400

Cash received for
private placements      --           --          --          -- 50,000        --          --      50,000
December 1999

Net loss for the year
ended December 31,1999  --           --          --          --     --        --   $(869,904) $ (869,904)

Balance,
December 31,1999  $791,383    $325,600    3,413,582    $408,234 $50,000  $34,625 $(1,650,359) $  (40,517)

The accompanying notes are an integral part of these financial statements.

W3 GROUP, INC.  AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED September 30, 1999

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

Cash and cash equivalents
Cash and cash equivalents includes cash on hand, cash on deposit and highly liquid investments with maturities generally of three months or less.

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
                    100%

Due to the divestiture of L'Abbigliamento, Ltd., as of the close of business on March 31, 1999, the accounts receivable are listed as zero balances.

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

Effective October 1, 1999, the Agreement and Plan of Share Exchange (the "Agreement") with W3 Group, Inc. a privately owned company, was completed. (See Note 13). Under the terms of this Agreement, Concorde acquired 100 percent of the capital stock of W3 Group, Inc. in exchange for an equal number of shares (3,25.000) of Concorde's post split Common Stock. W3 Group, Inc, became a wholly owned subsidiary of Concorde, and Concorde changed its corporation name to W3 Group, Inc.

Also, on October 1, 1999, the reverse split of Concorde's Common Stock on the basis of one new share for each 30 existing shares was effected. The number of outstanding shares of Concorde's Series B Convertible Preferred Stick and Series B Convertible Preferred stock Purchase Warrants remained unchanged, however, the conversion feature has been adjusted to reflect the reverse split.

As per the Agreement, a special distribution of 520,056 Common Stock Purchase Warrants was made on October 4, 1999 to holders of the registrant's Common Stock, Series B Convertible Preferred Stock, and Series B Convertible Preferred Stock Purchase Warrants. The special distribution was made on the basis of one Common Stock Purchase Warrant for each ten shares of Common Stock (pre-reverse split) either outstanding as of September 30, 1999 or committed to be issued upon conversion of the then outstanding Preferred shares, or the currently outstanding Warrants to purchase Preferred Shares. The Common Stock Purchase Warrants are callable and each represent the right to purchase one share of Common Stock at a price of $6.00 per share during the exercise period, which is from the date of their issuance until October 1, 2001.

On October 16, 1999, the Company issued 11,800 shares of Common Stock to the original investors in Series B Convertible Preferred Stock and Series B Convertible Preferred Stock Purchase Warrants to adjust for the effect of the Company's restructuring.

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

Note 10 - RELATED PARTY TRANSACTIONS

The Company has received advances of monies for its operating expenses from an affiliated company, Ameristar Group Incorporated. That company ("Ameristar") also serves as a consultant to Concorde. Concorde Strategies Group, Inc. is leasing office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months. (see note 9)

The Company has incurred consulting fees of $171,833 to its Executive Vice President, and $45,000 to "Ameristar" (an affiliate corporation) since the beginning of 1996.

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

All material inter-company accounts and transactions have been eliminated.

Due to the divestiture of the subsidiary, effective April 1, 1999, the financial statements from April 1, 1999 reflect financial data of the parent company and its wholly owned subsidiary, W3 Group, Inc. (Delaware).

Note 12 - DIVESTITURE OF SUBSIDIARY

A Termination Agreement was executed on May 5, 1999, for the divestiture of L'Abbigliamento, Ltd., the Company's sole operating subsidiary and was ratified by shareholders on August 12, 1999. Under the terms of the Agreement, (1) management of both companies mutually elected to rescind and cancel the acquisition of L'Abbigliamento, Ltd. by the Company, effective as of the close of business on March 31, 1999; (2) L'Abbigliamento, Ltd. returned to the Company 100 percent of the Class A Preferred Shares in exchange for which the Company delivered 100 percent of the L'Abbigliamento, Ltd. capital stock held by it; (3) L'Abbigliamento, Ltd. will repay its outstanding indebtedness to the Company in the principal amount of $158,000 in five equal monthly payments of $1,300, plus 55 monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six percent per annum, to be followed by a final payment at the end of aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount.

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

Note 14 - SUBSEQUENT EVENTS

At a special meeting of shareholders on January 18, 2000, shareholders approved amending the articles of incorporation to adjust the conversion right of the Series B Convertible Preferred Stock from an amount equal to
0.0416 shares to 0.5 (one half) share of Common Stock for each one share of Series B Convertible Preferred Stock. Series B Convertible Preferred Stock may be converted to Common Stock at the election of the shareholder until October 14, 2002.


ITEM 9.   DISAGREEMENTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE
          None
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

        NAME                            Age            POSITION(S) HELD

P.  Richard Sirbu
56
Chairman and Chief Executive Officer and
Director


Thomas C. Hushen
56
Senior Vice President, Chief Technology
Officer, Secretary and Director


Robert Gordon
64
Executive Vice President


Martin I.
Saposnick
53
Director of Corporate Development and
Director


Joseph J. Messina
44
Director


Profiles of the directors and officers of the Company are set forth below. All directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the Board may be filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors. There is no Executive Committee or other committee of the Board of Directors. Election to the Board of Directors is for a period of one year or until the next shareholder's meeting and elections are ordinarily held at the Company's Annual Meeting of Shareholders. There are no family relationships among officers and directors.

Profiles of Officers and Directors

P. Richard Sirbu is Chairman, Chief Executive Officer, and a Director of the Company. Mr. Sirbu has a strong track record of building profitable companies and emerging technologies. His many strengths include the ability to develop comprehensive strategic and tactical directions and implement plans for results, analyze and solve complex problems, organizational development, and a bottom-line orientation.

Previously, Mr. Sirbu was President of On Money Financial Service Corp. an Internet subsidiary of AmeriTrade Holding Corporation. Mr. Sirbu initiated and sold Internet based programs to firms that provided for the launch with access to 25 million consumers.

Mr. Sirbu was also President of AmeriTrade Clearing, Inc., a subsidiary of AmeriTrade Holding Corporation, and created the first Internet "financial services mall" for financial professionals. He created a new strategic direction for the company that resulted in a very significant reduction of corporate asset risk, a six fold increase in customer accounts, and a substantial increase in pre-tax profits. He created and managed a staff of 500 technology, marketing and finance personnel.

With international experience spanning 38 countries, Mr. Sirbu's background includes industries such as the Internet, Computer, Telecommunications, Office Automation and Manufacturing. He has been involved with the public offering of several companies, and turn-around and start-up situations. Mr. Sirbu previously held positions as President of SFI, Divisional Director of Tenex Corporation, and President of Datawave, Inc.

Thomas C. Hushen is Senior Vice President, Chief Technology Officer, Secretary, and a Director of the Company. Mr. Hushen has broad based technology and management experience, with a record of creating sustained growth and delivery, exploiting emerging technologies, exceptional team building skills and customer orientation, while focusing on profitability. He is very experienced in developing and implementing strategic plans for information technology systems, and has been involved in starting up new organizations and turn-around projects. Mr. Hushen was responsible for the over-all technology implementation of the first professional financial services mall on the Internet.

Previously, Mr. Hushen was Director - General Manager for Gateway 2000 and responsible for the development and implementation of their Internet strategy. The web site developed is generating significant daily order revenue and experiencing over two million hits daily, and the system includes over 300 private Extranet sites.

Prior to Gateway 2000, Mr. Hushen was Vice President and Chief Information Officer for AmeriTrade Holding Corporation, and was responsible for all aspects of technology and corporate management information systems. He implemented the company's first Web server providing on-line securities trading and establishing AmeriTrade as an Internet leader in the brokerage industry. He also managed the company's legacy systems to facilitate a ten-fold increase in business, with 85 per cent of the business conducted over the Internet.

Mr. Hushen was also Vice President and Chief Information Officer of Southwest Securities, a regional brokerage firm. Mr. Hushen was Director of Information Technology for SABRE division of American Airlines, where he held several management positions. Mr. Hushen has 18 years of diverse technology experience with major airline carriers. Mr. Hushen was President of Compudata Systems, Inc., a business software development firm. Mr. Hushen has a B.S. in Business Administration from the University of New Hampshire.

Robert Gordon is Executive Vice President. Previously, Mr. Gordon was President and a Director of Concorde Strategies Group, Inc. and formerly Executive Vice President of Contex, Inc., an investment banking and consulting firm in Naples, Florida. Previously, as Managing Director of a specialty apparel company, he was responsible for marketing and sales, finance, manufacturing, retail and mail order operations, MIS, strategic planning, organizational development, and re-structuring the business. Mr. Gordon was President and Chief Operating Officer of a public company that manufactured precision parts and performed engineering design services, and conducted technology research and development. Previously, he was Executive Vice President of a financial services firm, responsible for administration, business operations, and organizational development. Mr. Gordon also had a management consulting practice and performed broad based professional services which included strategic and financial planning, marketing and growth studies, business re-structuring, acquisition plans, implementation of new business strategies, MIS development, and training programs. Previously, Mr. Gordon was Director of MIS for Kinney Shoe Corporation.

Mr. Gordon has conducted numerous business seminars and made presentations at many conferences. He received an Achievement Award from the International Association of Systems Management in recognition of his contribution to the business systems profession, and is also a past Chapter President. He was an advisor to Guidance International, a professional association of computer users. Mr. Gordon has a B.A. in Economics form Union College.

Martin I. Saposnick is Director of Corporate Development and a Director of the Company. Mr. Saposnick is also President of Ameristar Group Incorporated, a private investment and financial consulting firm specializing in "micro cap" and "small cap" companies, and was a Director of Concorde Strategies Group, Inc. until February, 1999. Previously Mr. Saposnick was President of Remsen Group, an independent investment banking and financial consulting services company. Prior to Remsen Group, Mr. Saposnick was Chairman of the Board and President of Marsan Securities Co., Inc., a financial services firm, which was a wholly owned subsidiary of Marsan Capital Corporation, a publicly held company. Mr. Saposnick was also Chairman of the Board and President of Marsan Capital Corporation. In 1985, Mr. Saposnick entered into a consent decree with the Commission; the agreement ended administrative proceedings initiated by the Commission in connection with Mr. Saposnick's alleged participation in the initial public
offering of securities of North Atlantic Airlines, Inc.   Previously, Mr.
Saposnick was Vice President of Chestman Securities, Co., Inc. and had been Assistant Manager of Specialist Surveillance Division of the New York Stock Exchange. Mr. Saposnick is a graduate of Hunter College and completed graduate studies in Finance and Investments at Baruch College.

Joseph J. Messina is a Director. He is also Chairman and CEO of both Ameristar Capital Corporation, a lease financing and asset based lender and Ameristar Group Incorporated, an investment banking and financial consulting firm specializing in "small cap" companies. Mr. Messina is a former Director of Concorde Strategies Group, Inc. Mr. Messina was previously President and Chief Operating officer of Vendor Funding Co., Inc. a subsidiary of Bank of Ireland First Holdings. Vendor Funding, a national middle market lessor and asset based lender, was co-founded by Mr. Messina and subsequently sold to First NH Banks of Manchester, New Hampshire. Mr. Messina is a Director of Credit America Venture Capital, an entity formed to acquire the manufacturing and distribution network of Mako Marine International, Inc. He is a former Director of Mako Marine International, Inc., a publicly held corporation, and past President of the Eastern Association of Equipment Lessors.

ITEM  11.      EXECUTIVE COMPENSATION

Robert Gordon, Executive Vice President of the Company, currently receives consulting fees of $52,000.00 per year. As of December 31, 1999, consulting fees of $29,900.00 remain unpaid. In 1998, Robert Gordon was President of the Company and received wages of $30,330.00 and consulting fees of $15,000.00. As of December 31, 1999, the Company has accrued obligations for payments to Mr. Gordon of $81,733.00. No other officers or directors received compensation during 1999.

ITEM  12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following chart sets forth, at the date of this report, information with respect to (1) any person known by the Company to own beneficially more than five (5%) percent of the Company's Common Stock (2) Common Stock owned beneficially by each officer or director of the Company and (3) the total of the Company's Common Stock owned beneficially, directly or indirectly, by the Company's officers and directors as a group.

Name                          Number of Shares           Percentage of Class
                              Common Stock Owned


Sirbu Enterprises, LLLP         525,000                   15.38%
a Colorado Limited Liability
Limited Partnership (4)*
     16414 Sandstone Dr.
     Morrison, CO 80465

Wilmont Holdings Corp.(5)*      630,000                   18.46%
     33 Wilputte Place
     New Rochelle, NY 10804

Lomar Corp.(6)*                 625,000                   18.31%
     21 Schermerhorn
     Brooklyn, NY 11201

Thomas C. Hushen*               500,000                   14.65%
     33278 Bluebell Circle
     Evergreen, CO 80439

Robert Gordon*                  103,667                   3.04%
     201 East 19th Street
     New York, NY 10003

Dunhill Limited (7)*              3,333                   0.010%
     444 Madison Avenue
     New York, NY 10022

Remsen Group Ltd. (8)*            7,617                   0.22%
     21 Schermerhorn Street
     Brooklyn, NY 11201

Ameristar Group Incorporated     22,500                   0.66%
(9)*
     444 Madison Avenue
     New City, NY 10022

Officers and Directors
as a Group (5 Persons)(3)
2,417,117
70.81%

* Officer and/or Director
__________________________

(1)   Persons beneficially owning more than 5% of the Company's Common Stock.
(2) Common Stock beneficially owned by each officer and director of the Company.
(3) Beneficially Owned, directly or indirectly, by the Company's officers and directors as a group.
(4) Sirbu Enterprises, LLLP, a Colorado Limited Liability Limited Partnership, is privately owned and controlled equally by P. Richard Sirbu, Chairman, CEO and President of the Company, and his wife, Karen K. Sirbu. The total shares reflect a donation of 100,000 shares to a charitable trust in late 1999. Mr. Sirbu is not affiliated with the trust.
(5) Wilmont Holdings Corp. is a privately held corporation principally owned and controlled by Joseph J. Messina, a Director of the Company.
(6) Lomar Corp. is privately held corporation principally owned and controlled by Martin I. Saposnick, a Director of the Company.
(7) Dunhill Limited is privately held corporation principally owned and controlled by Joseph J. Messina and Martin I. Saposnick, Directors of the Company.
(8) Remsen Group, Ltd. is a privately held corporation principally owned and controlled by Martin I. Saposnick, a Director of the Company.
(9) Ameristar Group Incorporated is a privately held corporation principally owned and controlled by Joseph J. Messina and Martin I. Saposnick, Directors of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
 (a)  1. The following documents are filed as a part of this report:
      Financial Statements
      Auditors Report of Janet Loss, C.P.A., P.C. dated March 21, 2000 together with;
      Auditors Report of Jay Fox, C.P.A. dated March 31, 1999; Consolidated Balance Sheets as of December 31, 1999 and 1998; Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1999 and 1998;
      Consolidated Statements of Stockholders' Equity for the year ended December 31, 1999 and 1998;
      Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998;
      Notes to Consolidated Financial Statements.
  2. Financial Statement Schedules.
      All applicable information is contained in the financial statements or notes thereto.
  3. Exhibits - incorporated by reference are:
      Form 8A and exhibits filed on October 14, 1999
      Schedule 14A - Preliminary Proxy Statement dated November 24, 1999
 (b)  Form 8-K filings:
      May 21, 1999 re: resignation of Martin I.  Saposnick as a Director.
          October 12, 1999 re: Agreement and Plan of Share Exchange December 13, 1999 re: Audited financial statements (Form 8-K/A) January 24, 2000 re: Special meeting of shareholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         W3 GROUP, INC.
Dated: March 31, 2000                    By: /s/ P. Richard Sirbu
                                    P. Richard Sirbu
                                         Chairman and Chief Executive Officer

                                    By:/s/ Robert Gordon
                                    Robert Gordon
                                    Executive Vice President
                                    Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2000               By: /s/ P. Richard Sirbu
                                         P. Richard Sirbu
                                         Chairman and Chief Executive Officer
                                         and Director

Dated: March 31, 2000                    By: /s/ Thomas C. Hushen
                                         Thomas C. Hushen
                                         Senior Vice President, Chief
                                         Technology Officer, Secretary and
                                         Director

Dated: March 31, 2000                    By: /s/ Martin I. Saposnick
                                         Martin I. Saposnick
                                         Director of Corporate Development
                                         and Director

Dated: March 31, 2000                    By: /s/ Joseph J. Messina
                                         Joseph J. Messina
                                        Director

[ARTICLE] 5

[PERIOD-TYPE]                  YEAR              YEAR
[FISCAL-YEAR-END]              DEC-31-1999       DEC-31-1998
[PERIOD-END]                   DEC-31-1999       DEC-31-1998
[CASH]                         60,826            2,337
[SECURITIES]                   0                 0
[RECEIVABLES]                  167,310           1,361,173
[ALLOWANCES]                   0                 0
[INVENTORY]                    0                 2,014,517
[CURRENT-ASSETS]               17,929            116,847
[PP&E]                         2,496             132,181
[DEPRECIATION]                 (1,298)           28,833)
[TOTAL-ASSETS]                 247,263           3,598,222
[CURRENT-LIABILITIES]          287,780           2,041,520
[BONDS]                        0                 0
[PREFERRED-MANDATORY]          0                 0
[PREFERRED]                    1,116,983         534,983
[COMMON]                       408,234           307,839
[OTHER-SE]                     (1,565,734)       713,880
[TOTAL-LIABILITY-AND-EQUITY]   247,263           3,598,222
[SALES]                        837,486           3,845,393
[TOTAL-REVENUES]               837,486           3,845,393
[CGS]                          595,713           3,043,546
[TOTAL-COSTS]                  595,713           3,043,546
[OTHER-EXPENSES]               1,111,304         863,043
[LOSS-PROVISION]               0                 0
[INTEREST-EXPENSE]             (451)             32,591
[INCOME-PRETAX]                (869,080)         (93,787)
[INCOME-TAX]                   824               59,044
[INCOME-CONTINUING]            0                 0
[DISCONTINUED]                 0                 0
[EXTRAORDINARY]                0                 0
[CHANGES]                      0                 0
[NET-INCOME]                   (869,904)         (152,831)
[EPS-BASIC]                  (0.91)            (1.32)
[EPS-DILUTED]                  0                 0
<F1>

<F1>The accompanying notes are an integral part of these financial statements.