Form 10QSB
period 2000-03-31
W3 GROUP INC
filed 2000-05-15
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549



                             FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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


3,426,899   shares of Common Stock, no par value, outstanding on March
31, 2000.

                    W3 GROUP, INC. and SUBSIDIARY
                    Form 10-QSB Quarterly Report
                  For Period Ended March 31, 2000
                         Table of Contents



              Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                    3

     Independent Accountant's Review Report                      4

     Unaudited Consolidated Balance Sheets at
     March 31, 2000 and December 31, 1999                        5 - 6

     Unaudited Consolidated Statements of Operations
     For Three Months Ended March 31, 2000 and                   7
     March 31, 1999

     Unaudited Consolidated Statements of Cash Flows For Three
     Months Ended March 31, 2000 and March 31, 1999              8

     Statement of Stockholders' Equity (Deficit)                      9

     Notes to Financial Statements                          10 - 15

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                           16


PART II -- OTHER INFORMATION                           19


SIGNATURES                                             20









Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999 include results of the Company's former operating subsidiary which was divested effective March 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1999.

































INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders of W3 Group, Inc. and Subsidiary (Formerly known as Concorde Strategies Group, Inc. and Subsidiary)

I have received the accompanying consolidated balance sheet of W3 Group, Inc, and subsidiary (formerly known as Concorde Strategies Group, Inc. and subsidiary) as of March 31, 2000 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.

It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.


Janet Loss, C.P.A., P.C.


May 12, 2000

                   W3 GROUP, INC.  AND SUBSIDIARY


                     CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)     Audited
                                       March 31,     December 31,
                                        2000           1999

                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $     52,600  $     60,826
  Loan Receivable (Note 12)               157,522       157,522
  Interest Receivable (Note 12)             7,104         4,740
  Rent Receivable                    $      5,048  $      5,048

  TOTAL CURRENT ASSETS:              $    222,274  $    228,136

  Fixed assets, net of accumulated
    depreciation of 1418 and $1,298  $      1,078         1,198

  Deferred Offering Costs            $          0        17,929

    TOTAL ASSETS                     $    223,352  $    247,263

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                     (Unaudited)   Audited
                                       March 31,   December 31,
                                         2000          1999
CURRENT LIABILITIES:
  Accounts payable                   $  152,925    $    138,307
  Accrued interest                        3,054           1,854
  Stockholders' loans                    40,000          40,000
  Due to Ameristar
     Capital Corporation             $  119,475    $    107,619
    TOTAL CURRENT LIABILITIES        $  315,454    $    287,780
LONG TERM LIABILITIES:                        0               0

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
   100,000,000 shares authorized              0               0
  Series B Convertible, non-dividend
   bearing, 1,030,128 and 1,056,000
   shares issued and outstanding     $  771,979    $    791,383
  Series B Convertible Preferred
   Stock Purchase Warrants issued    $  325,600    $    325,600
   and outstanding
  Common stock, no par value,
   500,000,000 shares authorized,
   3,426,899 and 3,413,582 shares
   issued and outstanding as of
   March 31, 2000 and
   December 31, 1999                 $  427,638    $    408,234
  Common stock issuable (Note 10)        50,000          50,000
  Additional paid-in-capital             34,625          34,625

  Retained earnings(Deficit)         (1,701,944)     (1,650,359)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (92,102)        (40,517)

  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)  $   223,352    $    247,263


The accompanying notes are an integral part of these financial statements.

                        W3 GROUP, INC.  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                          For the Three
                                          Months Ended March 31,
                                          2000               1999
REVENUES
     Sales                           $       0          $ 837,486

COST OF GOODS SOLD                   $       0          $ 595,713
     GROSS PROFIT:                   $       0          $ 241,773
OPERATING EXPENSES:
     Operating expenses of
      divested subsidiary
      L'Abbigliamento, Ltd.          $       0            181,292
     Consulting                      $  13,000             30,125
     Depreciation expense            $     120                200
     Insurance                       $   1,197                393
     Office expenses and postage     $   1,363              2,547
     Legal and accounting expenses   $  23,827              2,594
     Rent expense                    $  11,856             11,538
     Transfer and filing fees        $     696                536

     TOTAL OPERATING EXPENSES        $  52,059          $ 229,225

NET INCOME(LOSS) BEFORE
     OTHER EXPENSES                  $ (52,059)         $  12,548

OTHER INCOME AND (EXPENSES):
     Interest Income                     2,363              2,148
     Interest (Expense)                 (1,200)                 0

TOTAL OTHER INCOME AND (EXPENSES)        1,163              2,148

NET INCOME (LOSS) BEFORE PROVISION
     FOR INCOME TAXES                  (50,896)            14,696

ESTIMATED PROVISION FOR
     INCOME TAXES                          689                  0

     NET INCOME (LOSS)               $ (51,585)         $  14,696

NET INCOME (LOSS) PER SHARE          $   (.015)         $    .122

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING             3,420,240            120,000 (1)

(1) Adjusted for 1-30 reverse split on October 1, 1999

The accompanying notes are an integral part of these financial statements.

                      W3 GROUP, INC.  AND SUBSIDIARY
                     CONSOLIDATED CASH FLOW STATEMENTS
      For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

                                             Consolidated Cash
                                                     Flow Statements
                                     March 31, 2000      March 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                    $    (51,585)         $  14,696
Adjustments to reconcile
net loss to net cash flow
from operating activities:
  Depreciation and amortization               120              3,096
  (Increase)in receivable                  (2,364)           (10,355)
  (Increase)in inventory                        0           (149,126)
  Decrease in prepaid expenses                  0             12,779
  Increase in due to Ameristar
       Capital Corporation                 11,856             11,538
  (Decrease) in deferred
       offering costs                      17,929                  0
  Increase in payables                     14,618             72,819
  Increase in accrued interest              1,200                  0
  Increase in corporate income
       taxes payable                    $       0          $   4,235

Cash Used by Operating Activities    $     (8,226)         $ (40,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in fixed assets                       0             (2,625)
 Increase in leasehold improvements             0                  0

Net Cash used in investing
     activities                                 0             (2,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (Decrease) of amounts
       due to factor                            0             53,104
     (Decrease) in Bank and other loans         0             (9,068)

     Net Cash Provided by
       Financing Activities             $       0          $  44,036

Net Increase (Decrease)in Cash          $  (8,226)         $   1,093

CASH, BEGINNING OF THE PERIOD           $  60,826          $   2,337
CASH, END OF THE PERIOD              $     52,600          $   3,430


The accompanying notes are an integral part of these financial statements.


                                   W3 GROUP, INC. AND SUBSIDIARY
                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         Consolidated Statement of Stockholders' Equity
                            for the Three Months Ended March 31, 2000
                    Preferred   Series B
                    Stock Non-  Convertible
                    Dividend    Preferred                                                         Total
                    Bearing     Stock     Common Stock  Common   Common   Additional              Stockholders'
                    Series B    Purchase  Number of     Stock    Stock    Paid-in   Deficit       Equity
                    Convertible Warrants  Shares        Amount   Issuable Capital   Accumulated   (Deficit)
Balance,
January 1, 2000     $791,383    $325,600    3,413,582   $408,234 $50,000  $34,625   $(1,650,359)  $(40,517)

25,872 shares of
Series B Convertible
Preferred Stock
converted to
Common Stock         (19,404)                  13,317     19,404                                         0

Net loss for the
Three Months Ended
March 31, 2000            --          --           --         --      --       --       (51,585)  $(51,585)

Balance,
March 31, 2000      $771,979    $325,600    3,426,899   $427,638 $50,000  $34,625   $(1,701,944)  $(92,102)



<F1>
The accompanying notes are an integral part of these financial statements.

                    W3 GROUP, INC.  AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD ENDED March 31, 2000

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

L'Abbigliamento, Ltd. is a New York State corporation which was incorporated in March, 1992. L'Abbigliamento, Ltd. commenced operations in August of 1992 as an importer of fine men's clothing. In October of 1995 Vista International Ltd., incorporated in the Cayman Islands, was organized to acquire raw material and to sell finished goods to areas outside the United States. Effective July 1, 1997 L'Abbigliamento, Ltd. and Vista International Ltd. were acquired through an exchange of stock by Concorde Strategies Group, Inc. An agreement for the divestiture of L'Abbigliamento, Ltd. effective March 31, 1999, was approved by shareholders on August 12, 1999 (see Note 8), and the divestiture has been completed.

On April 21, 1999, the Company entered into an Agreement and Plan of Share Exchange with W3 Group, Inc. a Delaware corporation which was formed to acquire and develop young companies whose businesses involve the development of Internet related technology and applications. Effective October 1, 1999, the Agreement was completed and the Company changed its name to W3 Group, Inc. (see Notes 9).

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

Note 3 - CAPITALIZATION

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

Effective October 1, 1999, the Agreement and Plan of Share Exchange (the "Agreement") with W3 Group, Inc. a privately owned company, was completed. (See Note 13). Under the terms of this Agreement, Concorde acquired 100 percent of the capital stock of W3 Group, Inc. in exchange for an equal number of shares (3,250,000) of Concorde's post split Common Stock. W3 Group, Inc, became a wholly owned subsidiary of Concorde, and Concorde changed its corporation name to W3 Group, Inc.

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

Note 4 - PROVISION FOR TAXES ON INCOME

The estimated provision for income taxes are based on the statutory federal and state income tax rates. The State of New York does not allow a foreign company to offset its income by the parent company's losses.

Note 5 - LEASES AND OTHER COMMITMENTS

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

Note 6 - RELATED PARTY TRANSACTIONS

The Company has received advances of monies for its operating expenses from an affiliated company, Ameristar Group Incorporated. Ameristar also serves as a consultant to W3 Group, Inc. W3 is leasing office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months. (see note 5)

The Company has incurred consulting fees of $184,833 to its Executive Vice President, and $45,000 to "Ameristar" (an affiliate corporation) since the beginning of 1996.

The Company has issued 200,000 shares of common stock to two related privately owned companies in consideration of $.10 per share for consulting services performed on behalf of the Company. (See Note 3. - Capitalization)

On January 7, 1998, the Company issued 315,000 shares of Series B
Convertible Preferred Stock to certain parties who had performed services on behalf of the Company. Of that total, 222,000 shares were issued to two related privately owned companies in consideration of $.25 cents per share.

On June 22, 1998, the Registrant issued 300,000 shares of its Common Stock to a company principally owned by a Director of the Registrant in consideration of $.47 per share for consulting services performed on behalf of the Registrant. (See Note 3 - Capitalization).

On April 1, 1999, the Registrant issued 71,666 of its preferred stock to a company principally owned by a Director of the Registrant in consideration of $2.00 per share for consulting services performed on behalf of the Registrant. (See Note 3 Capitalization).

On May 21, 1999, 199,995 restricted shares of common stock were sold to a principal of L'Abbigliamento, Ltd. who had performed consulting services on behalf of the registrant. These shares were issued in October, 1999 in consideration for the cancellation of payments in the total amount of $64,995 owed by the registrant for said services.

Note 7 - CONSOLIDATION OF FINANCIAL INFORMATION

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

Note 8 - DIVESTITURE OF SUBSIDIARY

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

Note 9 - MERGER AND ACQUISITIONS

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

Note 10 - SUBSEQUENT EVENTS

On April 27, 2000, the registrant issued 300,000 restricted shares of Common Stock to a former director of the Company in consideration for services being performed on behalf of the registrant. The shares were issued in lieu of cash payment at the agreed upon rate of $1.375 per share.

The Company has withdrawn its private placement offering which had commenced on December 14, 1999, and returned the private placement proceeds of $50,000 to the subscribers on May 3, 2000.

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations

The following discussion includes historical information to comply with disclosure requirements for the quarterly period ended March 31, 2000. Investors and shareholders should bear in mind that the Company's only operating subsidiary was fully divested effective March 31, 1999, the end of the first quarter of fiscal 1999. The results of operations for the Company's divested subsidiary have been included in the consolidated results of the Company for the three month period ended March 31, 1999.


The Company did not have any revenue during the three month period ended March 31, 2000. For the three month period ended March 31, 1999, revenue totalled $837,486 and gross profit realized was $241,773, all of which resulted from the operation of the Company's former operating subsidiary, L'Abbigliamento, Ltd.

Consolidated operating expenses for three month period ended March 31, 2000 were $52,059, a decrease of $177,166 from the prior year's period, which included total operating expenses of $181,292 for L'Abbigliamento, Ltd. Excluding L'Abbigliamento, Ltd., the current period's operating expenses of $52,059 increased $4,126 from the prior year's period.

The net loss for the three month period ended March 31, 2000 was $51,585 compared to net income of $14,696 for the comparable period in the prior
year, a decrease of  $66,281 in net income.        .

The total cash and cash equivalents at March 31, 2000 totalled $52,600, compared to $60,826 at December 31, 1999, a decrease of $8,226.
Accounts Payable at March 31, 2000 totalled $152,925 compared to $138,307 at December 31, 1999, an increase of $14,618.

The Company is continuing to look for suitable acquisition candidates. As of the date of this Report, no additional acquisition candidates have been found, and there is no assurance that any additional candidates will be found.

Business Objectives

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

Special Meeting of Shareholders

A special meeting of shareholders was held on January 18, 2000. The only matter voted on, which was approved by shareholders, was to amend the Company's Articles of Incorporation to adjust the conversion right of the Series B Convertible Preferred Stock from an amount equal to .0416 shares to an amount equal to .5 (one-half) share of Common Stock for each one share of Series B Convertible Preferred Stock (See OTHER INFORMATION, Item
4).

Liquidity and Capital Resources

At March 31, 2000, the Company had cash totalling $52,600, which is not adequate for working capital requirements, There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

Year 2000 Compliance

The Company has reviewed its management information systems and structure for Year 2000 compliance. The Company utilizes basic software packages and personal computers only, and it is not anticipated that any system failures or miscalculations will result from their use. The Company does not currently have any information regarding the Year 2000 compliance of its suppliers, nor is it aware of any problems encountered by them, and is not dependent on any significant supplier in conducting its business. Although the change in date to the Year 2000 has occurred, no assurance can be made that all aspects of the Year 2000 issue that may affect the Company including those related to suppliers, or other third parties, have been fully resolved. As of the date of this report, no additional costs have been incurred by the Company resulting from the Year 2000 issue.

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

OTHER INFORMATION

Item 1.  Legal Proceedings.  Not Applicable.
Item 2.  Change in Securities.  None
Item 3.  Defaults Upon Senior Securities.   Not Applicable.
Item 4.       Submission of Matters to a Vote of Security Holders.
              (a)       A special meeting of shareholders was held on January
18,
                        2000.
              (b) The special meeting of shareholders did not involve the election of directors.
              (c) The only matter voted on, which was approved by shareholders, was to amend the issuer's Articles of Incorporation to adjust the conversion right of the Series B Convertible Preferred Stock from an amount equal to
                   0.0416 shares to an amount equal to 0.5 (one half) share of Common Stock for each one share of Series B Convertible Preferred Stock. A total of 2,823,942 votes were cast for this proposal, 50,156 votes against, 6,220 abstentions, and 7,830 broker non-votes.
Item 5.  Other Information.  None
Item 6.  Exhibits and Reports of Form 8-K.
                   January 24, 2000 re: Special Meeting of Shareholders
                       Exhibit 27- Financial Data Schedules (Electronic
Filing Only)

                                SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date:    May 12, 2000                  By:/s/ Robert Gordon
                                       Robert Gordon
                                       Executive Vice President
                                       Principal Financial Officer

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   YEAR
[FISCAL-YEAR-END]                          DEC-31-2000             DEC-31-1999
[PERIOD-START]                             JAN-01-2000             JAN-01-1999
[PERIOD-END]                               MAR-31-2000             DEC-31-1999
[CASH]                                           52600                   60826
[SECURITIES]                                         0                       0
[RECEIVABLES]                                   169674                  167310
[ALLOWANCES]                                         0                       0
[INVENTORY]                                          0                       0
[CURRENT-ASSETS]                                     0                   17929
[PP&E]                                            2496                    2496
[DEPRECIATION]                                  (1418)                  (1298)
[TOTAL-ASSETS]                                  223352                  247263
[CURRENT-LIABILITIES]                           315454                  287780
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                    1097579                 1116983
[COMMON]                                        427638                  408234
[OTHER-SE]                                   (1617319)               (1565734)
[TOTAL-LIABILITY-AND-EQUITY]                    223352                  247263
[SALES]                                              0                  837486
[TOTAL-REVENUES]                                     0                  837486
[CGS]                                                0                  595713
[TOTAL-COSTS]                                        0                  595713
[OTHER-EXPENSES]                                 52059                 1111304
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                              (1163)                   (451)
[INCOME-PRETAX]                                (50896)                (869080)
[INCOME-TAX]                                       689                     824
[INCOME-CONTINUING]                                  0                       0
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                   (51585)                (869904)
[EPS-BASIC]                                   (.015)                  (0.91)
[EPS-DILUTED]                                     0.00                    0.00<F1>

<F1>The accompanying notes are an integral part of the financial statements.