Form 10QSB
period 2000-06-30
W3 GROUP INC
filed 2000-08-11
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549



                             FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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


3,821,735   shares of Common Stock, no par value, outstanding on June 30, 2000.

                    W3 GROUP, INC. and SUBSIDIARY
                     Form 10-QSB Quarterly Report
                    For Period Ended June 30, 2000
Table of Contents
                                                                          Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                             3



     Unaudited Consolidated Balance Sheets at
     June 30, 2000 and December 31, 1999                                  4 - 5

     Unaudited Consolidated Statements of Operations
     For Six Months Ended June 30, 2000 and                               6
     June 30, 1999

     Unaudited Consolidated Statements of Cash Flows For Six
     Months Ended June 30, 2000 and June 30, 1999                         7

     Statement of Stockholders' Equity (Deficit)                          8

     Notes to Financial Statements                                        9 - 14

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                         15


PART II -- OTHER INFORMATION                                              17


SIGNATURES                                                                17










Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1999 include results of the Company's former operating subsidiary which was divested effective March 31, 1999. Operating results for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1999.
































                     W3 GROUP, INC.  AND SUBSIDIARY


                      CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)      Audited
                                       June 30,      December 31,
                                        2000           1999

                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $      308     $     60,826
  Loan Receivable (Note 12)             157,522          157,522
  Interest Receivable (Note 12)           8,304            4,740
  Rent Receivable                         5,048            5,048
  Prepaid Expenses                   $  360,937     $          0

  TOTAL CURRENT ASSETS:              $  532,119     $    228,136

  Fixed assets, net of accumulated
  depreciation of $1,538 and $1,298         958            1,198

  Deferred Offering Costs            $        0           17,929


    TOTAL ASSETS                     $  533,077     $    247,263

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                     (Unaudited)   Audited
                                       June 30, December 31,
                                         2000          1999
CURRENT LIABILITIES:
  Accounts payable                   $  170,664         138,307
  Accrued interest                        4,254           1,854
  Stockholders' loans                    40,000          40,000
  Due to Ameristar
     Capital Corporation             $  132,087    $    107,619
    TOTAL CURRENT LIABILITIES        $  344,408    $    287,780
LONG TERM LIABILITIES:                        0               0

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
   100,000,000 shares authorized              0               0
  Series B Convertible, non-dividend
   bearing, 839,760 and 1,056,000
   shares issued and outstanding     $  676,795    $    791,383
  Series B Convertible Preferred
   Stock Purchase Warrants issued    $  325,600    $    325,600
   and outstanding
  Common stock, no par value,
   500,000,000 shares authorized,
   3,821,735 and 3,413,582 shares
   issued and outstanding as of
   June 30, 2000 and
   December 31, 1999                 $ 935,322     $    408,234
  Common stock issuable (Note 10)            0           50,000
  Additional paid-in-capital            34,625           34,625

  Retained earnings(Deficit)        (1,786,270)      (1,650,359)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   186,072          (40,517)

  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)  $  533,077     $    247,263


The accompanying notes are an integral part of these financial statements.

               CONCORDE STRATEGIES GROUP, INC.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    STATEMENT OF OPERATIONS (Unaudited)

                                Statement of  Consolidated Statements of
                                Operations    Operations
                                For the Three              For the Six
                                Months Ended    June 30 Months Ended June 30

                                 2000        1999        2000          1999
REVENUES
     Sales                      $        0  $        0  $        0    $        0
     COST OF GOODS SOLD         $        0  $        0  $        0    $        0
     GROSS PROFIT:              $        0  $        0  $        0    $        0
  OPERATING EXPENSES:
     L'Abbigliamento            $        0           0  $        0    $  181,292
     Consulting                     64,563     445,620      77,563       475,745
     Depreciation                      120         199         240           399
     Insurance                  $    1,197       2,432       2,394         2,825
     Office                          2,020       2,437       3,383         4,320
     Legal & Accounting              5,525       7,978      29,352        10,572
     Rent                           11,856      11,538      23,712        23,076
     Transfer & Filing Fees            215       2,344         911         2,880

TOTAL OPERATING EXPENSES        $   85,496  $  472,548  $  137,555    $  701,109


NET INCOME(LOSS) BEFORE
     OTHER EXPENSES             $  (85,496) $        0  $ (137,555)   $        0

OTHER INCOME AND (EXPENSES):
     INTEREST INCOME            $    2,370  $    1,584  $    4,733    $    1,593
     INTEREST (EXPENSE)             (1,200)          0      (2,400)            0

TOTAL OTHER INCOME AND
     (EXPENSES)                 $    1,170           0  $    2,333             0

NET INCOME (LOSS) BEFORE
     PROVISION FOR INCOME TAXES $  (84,326)   (470,964) $ (135,222)   $(452,870)


ESTIMATED PROVISION FOR
     INCOME TAXES               $        0    $      0  $      689    $    6,799

NET INCOME (LOSS)               $  (84,326)   $(470,964)$ (135,911)   $(459,669)

NET (LOSS) PER SHARE            $    (.024)   $   (.13) $     (.04)   $   (3.83)

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING        3,624,317     3,420,240  3,624,317   120,000 (1)

(1) Adjusted for 1-30 reverse split on October 1, 1999
The accompanying notes are an integral part of these financial statements.

                      W3 GROUP, INC.  AND SUBSIDIARY
                     CONSOLIDATED CASH FLOW STATEMENTS
        For the Six Months Ended June 30, 2000 and 1999 (Unaudited)

                                              Consolidated Cash Flow Statements

                                          June 30, 2000     June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                         $ (135,911)      $ (459,699)
Adjustments to reconcile net loss to net
cash flow from operating activities:
  Depreciation and amortization                  240            3,295
  (Increase)in receivable                     (3,564)       1,361,173
  (Increase)in inventory                           0        2,014,517
  (Increase)in prepaid expenses             (360,937)          41,097
  Increase in due to Ameristar Capital        24,468           47,505
  (Increase) in loan receivable                    0         (158,000)
  Decrease in security deposits                    0           40,500
  Increase in payables                        32,357       (1,241,844)
  Increase in accrued interest                 2,400                0
  (Increase) in interest receivable                0           (1,584)
  Decrease in deferred offering costs         17,929                0
  Increase in income taxes payable        $        0       $  (63,147)

Cash Provided (Used) by
  Operating Activities                    $ (423,018)      $1,583,843

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in fixed assets                         0           41,139
  Decrease in leasehold improvements               0           57,317
  Divestiture of subsidiary                        0         (509,661)

Net Cash used in investing activities              0         (411,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) of amount
       due to factor                               0         (394,185)
  (Decrease) in Bank and other loans               0         (219,731)
  (Decrease) in common stock issuable        (50,000)          64,995
  Proceeds from issuance of
     Preferred Stock                               0          350,000
  Proceeds from issuance of Common Stock     412,500                0
  Reduction in additional paid in capital          0         (976,000)

Net Cash Provided by Financing Activities $  362,500      $(1,174,921)

Net Increase (Decrease)in Cash            $  (60,518)     $    (2,283)

CASH, BEGINNING OF THE PERIOD             $   60,826      $     2,337

CASH, END OF THE PERIOD                   $      308      $        54
The accompanying notes are an integral part of these financial statements.

                                W3 GROUP, INC. AND SUBSIDIARY
                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2000

                                                                           Preferred Series B
                    Stock Non-  Convertible
                    Dividend    Preferred                                                    Total
                    Bearing     Stock     Common Stock  Common   Common    Additional
Stockholders'
                    Series B    Purchase    Number of   Stock    Stock     Paid-in   Deficit        Equity
                    Convertible Warrants    Shares       Amount   Issuable Capital   Accumulated    (Deficit)
Balance,
January 1, 2000     $791,383    $325,600    3,413,582   $408,234 $50,000   $34,625   $(1,650,359)   $(40,517)

25,872 shares of
Series B Convertible
Preferred Stock
converted to
Common Stock
(first quarter)      (19,404)                  13,317     19,404                                           0

300,000 shares
issued for
consulting services
on April 27, 2000                             300,000    412,500                                     412,500

Return of Private
Placement Proceeds
on May 3,2000                                                   (50,000)                             (50,000)

190,368 shares of
Series B Convertible
Preferred Stock      (95,184)                  94,836     95,184
converted to Common
Stock (second quarter)

Net loss for the
Six Months Ended
June 30, 2000             --          --           --           --      --         --        (135,911)   $(135,911)

Balance,
June 30, 2000       $676,495    $325,600    3,821,735      935,322 $     0    $34,625     $(1,786,270)   $ 186,072

<FN1>
The accompanying notes are an integral part of these financial statements.

                          W3 GROUP, INC.  AND SUBSIDIARY
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED June 30, 2000
Note 1 - ORGANIZATION AND HISTORY

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


Note 7 - CONSOLIDATION OF FINANCIAL INFORMATION

The consolidated financial statements of the Company for the period ended June 30, 1999 include the results of the acquisition of Concorde Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd.

All material inter-company accounts and transactions have been eliminated.

Due to the divestiture of the subsidiary, effective April 1, 1999, the financial statements from April 1, 1999 reflect financial data of the parent company and its wholly owned subsidiary, W3 Group, Inc. (Delaware).

Note 8 - DIVESTITURE OF SUBSIDIARY

A Termination Agreement was executed on May 5, 1999, for the divestiture of L'Abbigliamento, Ltd., the Company's sole operating subsidiary and was ratified by shareholders on August 12, 1999. Under the terms of the Agreement, (1) management of both companies mutually elected to rescind and cancel the acquisition of L'Abbigliamento, Ltd. by the Company, effective as of the close of business on March 31, 1999; (2) L'Abbigliamento, Ltd. returned to the Company 100 percent of the Class A Preferred Shares in exchange for which the Company delivered 100 percent of the L'Abbigliamento, Ltd. capital stock held by it; (3) L'Abbigliamento, Ltd. will repay its outstanding indebtedness to the Company in the principal amount of $158,000 in five equal monthly payments of $1,300, plus 55 monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six percent per annum, to be followed by a final payment at the end of aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount; (4) the Company remains liable pursuant to a guarantee of payment made to State Bank of Long Island in connection with certain outstanding loans that are being paid according to their terms by L'Abbigliamento, Ltd.(Reference is made to Form 8-K and Exhibits thereto dated October 12, 1999).

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

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations

The following discussion includes historical information to comply with disclosure requirements for the quarterly period ended June 30, 2000. Investors and shareholders should bear in mind that the Company's only operating subsidiary was fully divested effective March 31, 1999, the end of the first quarter of fiscal 1999. The results of operations for the Company's divested subsidiary have been included in the consolidated results of the Company for the six month period ended June 30, 1999.

The Company did not have any revenue during the six month period ended June 30, 2000. For the six month period ended June 30, 1999, revenue totalled $837,486 and gross profit realized was $241,773, all of which resulted from the operation of the Company's former operating subsidiary, L'Abbigliamento, Ltd. (During the three month period ended March 31, 1999).

Consolidated operating expenses for six month period ended June 30, 2000 were $137,555, a decrease of $563,550 from the prior year's period, which included total operating expenses of $181,292 for L'Abbigliamento, Ltd. Excluding L'Abbigliamento, Ltd., the current period's operating expenses of $137,555 decreased $382,262 from the prior year's period, resulting primarily from a decrease of $398,182 in consulting expenses and an increase in legal and accounting fees of $18,780.

The net loss for the six month period ended June 30, 2000 was $135,911 compared to net loss of $459,669 for the comparable period in the prior year, a decrease of $323,758 in net loss.

The total cash and cash equivalents at June 30, 2000 totalled $308, compared to $52,600 at March 31, 1999, a decrease of $52,292. Accounts Payable at June 30, 2000 totalled $170,664 compared to $152,925 at March 31, 1999, an increase of $17,739.

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

Liquidity and Capital Resources

At June 30, 2000, the Company had cash totalling $308, which is not adequate for working capital requirements, There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

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

General Risk Factors Affecting the Company and its Subsidiary

Various factors could cause actual results of the Company to differ materially from those indicated by forward- looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this document), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to the following:

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

Date: August 11, 2000                              By:/s/ Robert Gordon

                                                   Robert Gordon
                                                   Executive Vice President
                                                   Principal Financial Officer

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   YEAR
[FISCAL-YEAR-END]                          DEC-31-2000             DEC-31-2000
[PERIOD-END]                               JUN-30-2000             DEC-31-2000
[CASH]                                             308                   60826
[SECURITIES]                                         0                       0
[RECEIVABLES]                                  170,874                 167,310
[ALLOWANCES]                                         0                       0
[INVENTORY]                                          0                       0
[CURRENT-ASSETS]                                     0                  17,929
[PP&E]                                           2,496                   2,496
[DEPRECIATION]                                 (1,538)                 (1,298)
[TOTAL-ASSETS]                                 532,119                 247,263
[CURRENT-LIABILITIES]                          344,048                 287,780
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                  1,002,395               1,116,983
[COMMON]                                       935,322                 408,234
[OTHER-SE]                                 (1,751,645)             (1,565,734)
[TOTAL-LIABILITY-AND-EQUITY]                   533,077                 247,263
[SALES]                                              0                       0
[TOTAL-REVENUES]                                     0                       0
[CGS]                                                0                       0
[TOTAL-COSTS]                                        0                       0
[OTHER-EXPENSES]                                85,496                       0
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                             (1,200)                       0
[INCOME-PRETAX]                               (84,326)                       0
[INCOME-TAX]                                         0                       0
[INCOME-CONTINUING]                                  0                       0
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                  (84,326)                       0
[EPS-BASIC]                                   (.024)                       0
[EPS-DILUTED]                                        0                       0
<F1>

<F1>The accompanying notes are an integral part of the financial statements.