Form 10QSB
period 2000-09-30
W3 GROUP INC
filed 2000-11-14
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549



                             FORM 10-QSB



(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


3,824,935   shares of Common Stock, no par value, outstanding on
September 30, 2000.

                    W3 GROUP, INC. and SUBSIDIARY
                    Form 10-QSB Quarterly Report
                For Period Ended September 30, 2000
                         Table of Contents



              Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                    3

     Unaudited Consolidated Balance Sheets at
     September 30, 2000 and December 31, 1999                    4 - 5

     Unaudited Consolidated Statements of Operations
     For Nine Months Ended September 30, 2000 and                6
     September 30, 1999

     Unaudited Consolidated Statements of Cash Flows For Nine
     Months Ended September 30, 2000 and September 30, 1999      7

     Statement of Stockholders' Equity (Deficit)                 8

     Notes to Financial Statements                               9 - 15

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                16


PART II -- OTHER INFORMATION                                     17


SIGNATURES                                                       18

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1999 include results of the Company's former operating subsidiary which was divested effective March 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1999.

                   W3 GROUP, INC.  AND SUBSIDIARY


                     CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)         Audited
                                   September 30,     December 31,

                                        2000           1999

                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $      128    $     60,826
  Loan Receivable (Note 8)           157,522         157,522
  Interest Receivable (Note 8)           9,504            4,740
  Rent Receivable                         4,497             5,048
  Prepaid Expenses                   $  309,374               0
                                      __________      __________
  TOTAL CURRENT ASSETS:              $  481,025    $    228,136

  Fixed assets, net of accumulated
  depreciation of $1,658 and $1,298         838           1,198

  Deferred Offering Costs            $        0            17,929


    TOTAL ASSETS                  $  481,863    $    247,263

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                     (Unaudited)   Audited
                                      September December 31,
                                         2000          1999
CURRENT LIABILITIES:
  Accounts payable                   $  198,099       138,307
  Accrued interest                        5,454        1,854
  Stockholders' loans                 40,000        40,000
  Due to Ameristar
     Capital Corporation             $  158,943    $    107,619
    TOTAL CURRENT LIABILITIES        $  402,496    $    287,780
LONG TERM LIABILITIES:                        0               0

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
   100,000,000 shares authorized              0            0
  Series B Convertible, non-dividend
   bearing, 833,360 and 1,056,000
   shares issued and outstanding     $  675,771 $    791,383
  Series B Convertible Preferred
   Stock Purchase Warrants issued    $  325,600 $    325,600
   and outstanding
  Common stock, no par value,
   500,000,000 shares authorized,
   3,824,935 and 3,413,582 shares
   issued and outstanding as of
   September 30 and
   December 31, 1999                 $ 936,346  $    408,234
  Common stock issuable (Note 3)             0           50,000
  Additional paid-in-capital           34,625       34,625

  Retained earnings(Deficit)        (1,892,975)    (1,650,359)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   79,367        (40,517)

  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT) $ 481,863    $    247,263


The accompanying notes are an integral part of these financial statements.

                        W3 GROUP, INC.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    STATEMENT OF OPERATIONS (Unaudited)

                                Statement of  Consolidated Statements of
                                Operations    Operations
                                For the Three              For the Nine
                                Months Ended Sept. 30      Months Ended Sept. 30
                                    2000          1999          2000     1999

REVENUES
     Sales                      $       0  $        0  $        0    $ 837,486

     COST OF GOODS SOLD         $       0  $        0  $        0    $ 595,713
     GROSS PROFIT:              $       0  $        0  $        0    $ 241,773

     OPERATING EXPENSES:
     L'Abbigliamento            $       0           0  $        0    $ 181,290
     Consulting                    64,563     262,625     142,126      738,370
     Depreciation                     120         200         360          599
     Insurance                  $       0       1,180       2,394        4,005
     Office                           718       1,338       4,101        7,584
     Legal & Accounting                 0       9,725      29,352       20,297
     Rent                          11,856      11,538      35,568       34,614
     Transfer & Filing Fees           218       2,810       1,129        5,690
     Marketing                     30,400           0      30,400            0

TOTAL OPERATING EXPENSES        $ 107,875 $   289,416  $  245,430   $  992,451

NET INCOME(LOSS) BEFORE
     OTHER EXPENSES             $(107,875) $ (289,416) $(245,430)   $ (750,678)

OTHER INCOME AND (EXPENSES):
     INTEREST INCOME            $   2,370  $    2,389  $   7,103    $     3,982
     INTEREST (EXPENSE)             (1,200)               (3,600)
     OTHER INCOME                               3,394                     3,394

TOTAL OTHER INCOME AND
     (EXPENSES)                 $   1,170       5,783  $   3,503          7,376

NET INCOME (LOSS) BEFORE
     PROVISION FOR INCOME TAXES $ (106,705)  (283,633) $ (241,927)   $ (743,302)

ESTIMATED PROVISION FOR
     INCOME TAXES               $        0 $      300  $      689    $      300

NET INCOME (LOSS)               $ (106,705)  (283,933) $ (242,616)   $ (743,602)

NET (LOSS) PER SHARE            $    (.028) $   (.08)   $    (.064)$   (6.20)

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING       3,824,935  3,600,000     3,823,335   120,000 (1)

(1) Adjusted for 1-30 reverse split on October 1, 1999
The accompanying notes are an integral part of these financial statements.

                       W3 GROUP, INC.  AND SUBSIDIARY
                     CONSOLIDATED CASH FLOW STATEMENTS
     For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

                                              Consolidated Cash
                                               Flow Statements
                                          Sept. 30, 2000        Sept. 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                         $ (242,616)            $(743,602)
Adjustments to reconcile net loss to net
cash flow from operating activities:
  Depreciation and amortization                  360                 3,495
  (Increase)in receivable                     (4,764)            1,361,173
  (Increase)in inventory                           0             2,014,517
  (Increase)in prepaid expenses             (309,374)               58,722
  Increase in due to Ameristar Capital        51,324                76,544
  (Increase) in loan receivable                    0              (157,522)
  Decrease in security deposits                    0                40,500
  Increase in payables                        59,792            (1,234,033)
  Increase in accrued interest                 3,600                     0
  (Increase) in interest receivable                0                (3,394)
  Decrease in rent receivable                    551
Decrease in deferred offering costs           17,929                     0
  Increase in income taxes payable        $        0            $  (63,147)

Cash Provided (Used) by
  Operating Activities                    $ (423,198)           $1,353,253

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in fixed assets                         0                41,139
  Decrease in leasehold improvements               0                57,317
  Divestiture of subsidiary                        0              (509,661)
Net Cash used in investing activities              0              (411,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) of amount
       due to factor                               0              (394,185)
  (Decrease) in Bank and other loans               0              (219,731)
  (Decrease) in common stock issuable        (50,000)               64,995
  Proceeds from issuance of
     Preferred Stock                               0               582,000
  Proceeds from issuance of Common Stock     412,500                     0
  Reduction in additional paid in capital          0              (976,000)

Net Cash Provided by Financing Activities $  362,500            $ (942,921)

Net Increase (Decrease)in Cash            $  (60,698)           $     (873)

CASH, BEGINNING OF THE PERIOD             $   60,826            $    2,337

CASH, END OF THE PERIOD                   $      128            $    1,464

The accompanying notes are an integral part of these financial statements.

                                   W3 GROUP, INC. AND SUBSIDIARY
                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         Consolidated Statement of Stockholders' Equity
                          for the Nine Months Ended September 30, 2000

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

6,400 shares of Series B
Convertible Preferred
Stock converted to
Common Stock
(third quarter)       (1,024)               3,200       1,024

Net loss for the
Nine Months Ended
Sept 30, 2000             --          --           --           --      --         --        (242,616)   $(242,616)

Balance,
Sept 30, 2000       $675,771    $325,600    3,824,935    $ 936,346 $     0    $34,625     $(1,892,975)
 $ 79,367

<F1>
The accompanying notes are an integral part of these financial statements.


                   W3 GROUP, INC.  AND SUBSIDIARY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

On April 21, 1999, the Company entered into an Agreement and Plan of Share Exchange with W3 Group, Inc. a Delaware corporation which was formed to acquire and develop young companies whose businesses involve the development of Internet related technology and applications. Effective October 1, 1999, the Agreement was completed and the Company changed its name to W3 Group, Inc. (see Note 9).

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

The Company has withdrew its private placement offering which had commenced on December 14, 1999, and returned the private placement proceeds of $50,000 to the subscribers on May 3, 2000.

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

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations

The following discussion includes historical information to comply with disclosure requirements for the quarterly period ended September 30, 2000. Investors and shareholders should bear in mind that the Company's only operating subsidiary was fully divested effective March 31, 1999, the end of the first quarter of fiscal 1999. The results of operations for the Company's divested subsidiary have been included in the consolidated results of the Company for the nine month period ended September 30, 1999.

The Company did not have any revenue during the nine month period ended September 30, 2000. For the nine month period ended September 30, 1999, revenue totalled $837,486 and gross profit realized was $241,773, all of which resulted from the operation of the Company's former operating subsidiary, L'Abbigliamento, Ltd. (during the three month period ended March 31, 1999).

In the Company's report for the quarterly period ended June 30, 2000, revenue information for the the six months ended June 30, 1999 was inadvertenly omitted. Sales totaling $837,486, Cost of Goods Sold of $595,713, and Gross Profit of $241,773 should have been included, all of which resulted from operation of the Company's former operating subsidiary during the first quarter of 1999. The net loss of $459,669 for the six month period ended June 30, 1999 was correctly stated.

Consolidated operating expenses for the three month period ended
September 30, 2000 were $107,875, compared to $289,416 for the comparable period in in 1999, a decrease of $181,541, resulting primarily from a decrease in consulting fees of $198,062, a decrease in legal and accounting fees of $9,725 and an increase in marketing expenses of $30,400.

Consolidated operating expenses for nine month period ended September 30, 2000 were $245,430, a decrease of $747,021 from the prior year's period, which included total operating expenses of $181,292 for L'Abbigliamento, Ltd. Excluding L'Abbigliamento, Ltd., the current nine month period's operating expenses of $245,430 decreased $565,729 from the prior year's period, resulting primarily from a decrease of $596,244 in consulting expenses and increases in legal and accounting fees of $9,055 and marketing expenses of $30,400.

The net loss for the nine month period endedSeptember30, 2000 was $242,616 compared to net loss of $743,602 for the comparable period in the prior year, a decrease of $500,986 in net loss.

The total cash and cash equivalents at September 30, 2000 totalled $128, compared to $1,464 at September 30, 1999, a decrease of $1,336.
Accounts Payable at September 30, 2000 totalled $198,099 compared to $107,042 at September 30, 1999, an increase of $91,057

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

Liquidity and Capital Resources

At September 30, 2000, the Company had an insignificant amount of cash totalling $128. The Company does not have adequate funds for working capital requirements, and there is no assurance that the Company will be able to raise the amount of funds needed to meet its working capital needs.

Year 2000 Compliance

The Company has not experienced any problems to date as a result of the Year 2000 issue. Although the change in date to the year 2000 has occurred, no assurance can be made that all aspects of the Year 2000 issue that may affect the Company including those related to suppliers, or third parties, have been fully resolved. As of the date of this report, no additional costs have been incurred by the Company resulting from the Year 2000 issue.

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

Item 5.  Other Information.
              On November 10, 2000, the Company accepted resignations from P. Richard Sirbu, Chairman, President, CEO, and Director, and from Thomas C. Hushen, Senior Vice President and Secretary. On November 13, 2000, the remaining Board of Directors elected William C. Hayde as a Director and also appointed him as Secretary. Mr. Hayde, a former Director of the Company, is an investment banker and co-owner of Brockington Securities, a broker-dealer specializing in wholesale and institutional trading, mergers and acquisitions, and equity and debt financings. Mr. Hayde is also President of B.R.Equities, which owns and operates an electronic trading room, as well as Chairman of the Board of Toscana Group, Inc., a venture capital and consulting company. Mr. Hayde, who has been active in the brokerage business since 1983, was previously Director of Corporate Finance for Aegis Capital.
              He has a Bachelor's Degree in Psychology from Stony Brook University. Robert Gordon, Executive President of the Company, has been appointed acting President.

Item 6.  Exhibits and Reports of Form 8-K.
              Exhibit 27- Financial Data Schedules (Electronic Filing Only)

                                SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2000           By:/s/ Robert Gordon
                                  Robert Gordon
                                  Executive Vice President
                                  Principal Financial Officer