Form 10KSB
period 2000-12-31
W3 GROUP INC
filed 2001-04-25
CIK 832488

SECURITIES & EXCHANGE COMMISSION
                         Washington, D.C., 20549
                       __________________________

                               FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 of  the Securities Exchange Act of 1934
                       __________________________
               For the Fiscal Year Ended December 31, 2000
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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. At March 30, 2001, 3,888,435 shares of Common Stock, no par value were outstanding; at December 31, 2000, 3,844,935 shares , no par value, outstanding.

The aggregate market value of the voting stock held by non-affiliates of registrant on March 30, 2001 was $131,309.


                               FORM 10-KSB
                            December 31, 2000
                             W3 GROUP, INC.

                            TABLE OF CONTENTS
Item
 No.                Description
Page

               PART I

1.        Business                                                 3
2.        Properties                                               4
3.        Legal Proceedings                                        5
4.        Submission of Matters to a Vote of Security Holder       5

               PART II

5.        Market for Registrant's Common Equity and Related
          Stockholder Matters                                      5
6.        Selected Financial Data                                  6
7.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      7
8.        Financial Statements                                     8
9.        Disagreements on Accounting and Financial Disclosure     23

               PART III

10.       Directors and Executive Officers of the Registrant       23
11.       Executive Compensation                                   24
12.       Security Ownership of Certain Beneficial Owners
          and Management                                           24
13.       Certain Relationships and Related Transactions           25

                         PART IV

14.       Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                      26
          Signatures

FORM 10-KSB
                             W3 GROUP, INC.
                            December 31, 2000
PART I

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

On September 23, 1996, the Company, then named Concorde Strategies Group, Inc., entered into an Agreement and Plan of Reorganization pursuant to which it acquired 100 percent of the issued and outstanding capital stock of Concorde Management, Ltd. ("CML") and its wholly owned subsidiary, L'Abbigliamento, Ltd. This acquisition was concluded as of July 1, 1997. L'Abbigliamento, Ltd., a New York based distributor of Italian made men's apparel, was later divested by the Company, effective March 31,1999, as described below.

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

Reorganization of Business Operations

In regard to the Company's changed business focus, an Agreement and Plan of Share Exchange was entered into with W3 Group, Inc., a privately held company, and after approval by shareholders, said Agreement became effective on October 1, 1999 (Refer to Form 8-K filed on October 15, 1999). At that time, the Company changed its corporation name to W3 Group, Inc. Also, as part of the reorganization, the Company divested its subsidiary, L'Abbigliamento, Ltd., which resumed operations as an independent public company ( See "Note 8-DIVESTITURE OF SUBSIDIARY"). The Company also effected a reverse split of its Common Stock on the basis of one new share for each 30 existing shares, after which 3,275,000 new shares (post reverse split) of Common Stock were issued to W3 shareholders in exchange for 100 percent of the capital stock of W3 Group, Inc. The Agreement and Plan of Share Exchange transaction was intended to qualify as a tax free "reorganization" within the meaning of Section 368
(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

The reverse split of the Company's Common Stock included a special distribution, post split, of Common Stock Purchase Warrants ("Common Warrants") to all holders of all classes of capital stock as of the close of business on September 30, 1999. These Common Warrants each represent the right to purchase one share of Common Stock at a price of $6.00 per share until October 1, 2001 (Refer to Form 8-K filed on October 15, 1999 for additional information regarding the Common Warrants).

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

W3's objective is to better meet the needs of growing companies that may have had difficulty obtaining capital from traditional sources such as banks, large asset based lenders, and the public securities markets. Also, W3 believes that its opportunity is enhanced because of the consolidation in the commercial banking industry and the emphasis in investment banking toward increasingly larger financings. The resulting diminishing of available capital has affected the flow to smaller companies, where the need for capital is the most critical.

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

Competition

The Registrant is, and is expected to remain, an insignificant entity among a great many other companies who are engaged in mergers and acquisitions of other business entities. There are many established venture capital and financial concerns seeking to attract merger or acquisition candidates, virtually all of which have significantly greater financial and personnel resources and technical expertise than the Registrant.

The Internet marketplace is new, rapidly evolving and highly competitive, and it is expected that this competition will persist and intensify in the future, New competitors may emerge and rapidly acquire significant market share. Competitors may be able to respond more quickly than the Company to new or emerging technologies and changes in the marketplace.

ITEM 2.   PROPERTIES

Facilities

The Company utilizes the offices and business facilities of Ameristar Group Incorporated ("Ameristar"), a privately held corporation principally owned and controlled by two Directors of the Company, at a current monthly rental of $4,061 ( See "Note 5- LEASES AND OTHER COMMITMENTS").

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

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
MATTERS

The Company's Common Stock trades under the symbol "WWWG" and the Series B Convertible Preferred Stock trades under the symbol "WWWGP" on the OTC Electronic Bulletin Board. The number of record shareholders on December 31, 2000 for the Company's Common Stock was 389 and for its Series B Convertible Preferred Stock was 24 shareholders. There currently are 10 market makers for the Company's Common Stock and 8 market makers for its Series B Convertible Preferred Stock.

The following tables show for the periods indicated the range of high and low bid quotes for the Common Stock and Series B Convertible Preferred Shares obtained from the OTC Electronic Bulletin Board and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

COMMON STOCK TRADING HISTORY

Fiscal 1999
Quarter ended March 31, 1999       $0.6250   $0.0400
Quarter ended June 30, 1999             $0.5000   $0.1563
Quarter ended September 30, 1999        $0.3125   $0.1000
Quarter ended December 31, 1999         $9.5000   $1.2500

Fiscal 2000
Quarter ended March 31, 2000            $8.5000   $1.5000
Quarter ended June 30, 2000             $1.5000   $0.7500
Quarter ended September 30, 2000        $1.2500   $0.2500
Quarter ended December 31, 2000         $1.2500   $0.3750

SERIES B CONVERTIBLE PREFERRED SHARE TRADING HISTORY

Fiscal 1999
Quarter ended March 31, 1999            $6.0625   $1.5500
Quarter ended June 30, 1999             $6.1250   $2.0625
Quarter ended September 30, 1999        $6.3125   $1.0625
Quarter ended December 31, 1999         $3.0000   $0.9375

Fiscal 2000
Quarter ended March 31, 2000            $2.1250   $0.5000
Quarter ended June 30, 2000             $0.7000   $0.1875
Quarter ended September 30, 2000        $0.1875   $0.0625
Quarter ended December 31, 2000         $0.1250   $0.0625

The Company has not paid any dividends and, there are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, is determined by the Board of Directors based upon conditions then existing. There are no restrictions on the Company's ability to pay dividends.

ITEM 6.   SELECTED FINANCIAL INFORMATION

Summary Balance Sheet Data:   YEAR ENDED DECEMBER 31,
                       2000            1999          1998           1997
Total Assets           $  440,375      $  247,263    $3,598,222     $3,440,634
Total Current Assets      439,656         228,136     3,454,374      3,341,282
Total Liabilities         421,915         287,780     2,041,520      2,276,451
Retained Earnings
  (Deficit)            (1,953,882)     (1,650,359)     (263,995)     (111,164)
Stockholders' Equity   $   18,460      $  (40,517)   $1,556,702     $1,164,183


Summary Earnings Data:         YEAR ENDED DECEMBER 31,
                       2000           1999           1998           1997
Revenues               $        0     $   837,486    $3,845,393     $1,827,502
Cost of goods sold              0         595,713     3,043,546      1,419,701
Selling, general &
administrative expense    327,398       1,124,623       899,077        495,162
Income (loss) from
  operations             (327,398)       (882,850)      (97,230)      (87,361)
Net Income (Loss)        (312,431)       (869,904)     (152,831)     (100,361)
Earnings (Loss)
  per Share                 (.085)           (.91)       ( 1.32)*      (1.64)*

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

For the prior year ended December 31, 1999, consolidated results include the results of operations of the Company's former subsidiary, L'Abbigliamento, Ltd., for the three month period ended March 31, 1999, the effective date of the divestiture of the Subsidiary.

The Company did not have any business operations during the year 2000. In 1999, the sales of $837,486 occurred during the first quarter from operation of L"Abbigliamento, Ltd., as well as the gross profit realized of $241,773, after cost of sales of $595,713.

Operating expenses for 2000 were $325,105 compared to $1,124,623 in 1999, which included $199,428 for the operation of L'Abbigliamento, Ltd. Not including L'Abbigliamento, Ltd., operating expenses in 2000 decreased $600,900 from the prior year, resulting primarily from decreased consulting fees for services performed.

The net loss for the twelve month period ended December 31, 2000 was $325,105 compared to a net loss of $912,249, not including L'Abbigliamento, Ltd., for the prior year period, a decrease of $587,144, reflecting the decreased consulting expenses.

The total cash and cash equivalents at December 31, 2000 totaled $120, compared to $60,826 at December 31, 1999. Accounts payable at December 31, 2000 totaled $201,641, which represents the Company's normal business overhead expenses and consulting services.

The Company is continuing to look for suitable acquisition candidates in its new area of concentration, to wit, Internet technology and related companies. As of the date of this Report, no additional acquisition candidates have been found, and there is no assurance that any additional candidates will be found.

Liquidity and Capital Resources

At the end of fiscal 2000, the Company had an insignificant amount of cash totaling $120. There is no assurance that the Company will be able to raise the amount of cash required for working capital purposes.

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

  Continued growth, use, and acceptance of the Internet as a business medium, and development of the required infrastructure to support Internet growth.
  Rapidly changing technology.
  Intense competition within the Internet marketplace.
  Many well established companies and smaller entrepreneurial companies have significant resources that will compete with the Company's limited resources in the acquisition of Internet technology companies.
  There can be no assurance that the Company will be able to compete successfully in the acquisition of subsidiary companies.
  The management of growth is expected to place significant pressure on the Company's managerial, operational, and financial resources.
  The Company will not be able to accomplish its growth strategy if it is not able to consummate future acquisitions and raise capital.

ITEM  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

For the Years Ended December 31, 2000 and 1999:                  Reference

Report of Janet Loss, C.P.A., P.C., Independent
    Certified Public Accountant                                  F-9

Report of Jay Fox, C.P.A., Independent
    Certified Public Accountant                                  F-10

Financial Statements:

    Balance Sheet and Consolidated Balance Sheet                 F-11, 12

    Statement of Operations and Consolidated Statement
    Of Operations                                                F-13

    Statement of Cash Flows and Consolidated Statement
    Of Cash Flows                                                F-14

    Statement of Stockholder's Equity and Consolidated Statement
    Of Stockholders' Equity                                      F-15, 16

Notes to Financial Statements                                    F-17, 18, 19,
                                                                 20, 21, 22

                        Janet Loss, C.P.A., P.C.
                       Certified Public Accountant
                   1780 S Bellaire Drive, Suite 500
                         Denver, Colorado 80222

Board of Directors
W3 Group, Inc.
(Formerly Known as W3 Group, Inc. and Subsidiary)
444 Madison Avenue, Suite 1710
New York, New York 10022

I have audited the accompanying balance sheet of W3 Group, Inc. as of December 31, 2000 and the consolidated balance sheet of W3 Group, Inc. and Subsidiary as of December 31, 1999 and the related statement and consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. The above-mentioned financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements at December 31, 2000 and the consolidated financial statements at December 31, 1999 based on my audits. I did not audit the statements of Company's former subsidiary, L'Abbigliamento, Ltd., as of March 31, 1999 and the related statements of income, changes in stockholders' equity and cash flows for the three months ended March 31, 1999. (See Note 1) The former subsidiary's statements reflect total revenues of $837,486 for the three months ended March 31, 1999. The subsidiary's financial statements are included in the consolidated financial statements of W3 Group, Inc. and Subsidiary until the completion of the divestiture of L'Abbigliamento, Ltd. at March 31, 1999. The subsidiary's financial statements were audited by other auditors whose report has been furnished to me, and my opinion in so far as it relates to the comments of the subsidiary is based solely on the report of such other auditors.

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

In my opinion, based upon my audit and the report of other auditors the financial statements at December 31, 2000 and the consolidated financial statements at December 31, 1999 referred to above present fairly, in all material respects, the financial position of W3 Group, Inc. and W3 Group, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.



/s/Janet Loss
Janet Loss, C.P.A., P.C.
April 17, 2001

                             JAY FOX, C.P.A.
                            4315 AUSTIN BLVD.
                          ISLAND PARK, NY 11558


July 6, 1999






To the Board of Directors and Shareholders
     L'Abbigliamento, Ltd.  and Vista International Ltd.:

     We have audited the accompanying consolidated balance sheet of L'Abbigliamento, Ltd. and Vista International ltd. as of March 31, 1999, and the related statements of income, retained earnings and cash flow for the three months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of L'Abbigliamento, Ltd.
and Vista International Ltd. as of March 31, 1999, and the results of its operations and its cash flows for the three months then ended in conformity with generally accepted accounting principles.

/s/ Jay Fox
Jay Fox, C.P.A.

                              W3 GROUP, INC.
                (Formerly W3 Group, Inc. and Subsidiary)
                BALANCE SHEET AND CONSOLIDATED BALANCE SHEET

                        DECEMBER 31, 2000 AND 1999



                                            2000         1999

                                  ASSETS

CURRENT ASSETS:
     Cash and cash equivalents          $       120    $    60,826
     Prepaid Expenses                       257,813              0
     Loan Receivable (Note 8 and 10)        157,522        157,522
     Interest Receivable (Note 8)            14,191          4,740
     Rent Receivable                         10,010          5,048

     TOTAL CURRENT ASSETS:              $   439,656    $   228,136

     Fixed assets, net of accumulated
       depreciation of 1,777 and $1,298 $       719    $     1,198

     Deferred Offering Costs            $         0         17,929

       TOTAL ASSETS                     $   440,375    $   247,263

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                            2000         1999
CURRENT LIABILITIES:
     Accounts payable                   $   201,641   $  138,307
     Accrued interest                         6,654        1,854
     Stockholders' loans                     40,000       40,000
     Due to Ameristar
        Capital Corporation             $   173,620   $  107,619

       TOTAL CURRENT LIABILITIES        $   421,915   $  287,780

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, no par value,
     100,000,000 shares authorized.               0            0
    Series A Convertible, redeemable
     Preferred, 0 and 1,000 shares issued
     at December 31, 2000 and 1999                0            0
    Series B Convertible, non-dividend
     bearing, 793,360 and 1,056,000
     shares issued and outstanding      $   665,771    $ 791,383
    Series B Convertible Preferred
     Stock Purchase Warrants issued     $   325,600    $ 325,600
     and outstanding
    Common stock, no par value,
     500,000,000 shares authorized,
     3,844,935 and 3,413,582 shares
     issued and outstanding as of       $   946,346    $ 408,234
     December 31, 2000 and 1999 *
    Common stock issuable                         0       50,000

     Additional paid-in-capital              34,625       34,625

     Retained earnings(Deficit)          (1,953,882)  (1,650,359)

     TOTAL STOCKHOLDERS' EQUITY              18,460      (40,517)

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY          $   440,375   $  247,263

*Adjusted for October 1, 1999 reverse split on shares, 1-30 basis.

The accompanying notes are an integral part of these financial statements.

                             W3 GROUP, INC.
                (Formerly W3 GROUP, INC. And Subsidiary)
    STATEMENT OF OPERATIONS AND CONSOLIDATED STATEMENT OF
OPERATIONS
              For the Years Ended December 31, 2000 and 1999

                                 December 31, 2000   December 31, 1999
REVENUES
     Sales                       $         0         $   837,486
COST OF GOODS SOLD                         0             595,713
      GROSS PROFIT:                        0         $   241,773

OPERATING EXPENSES:
     L'Abbigliamento Expenses    $         0         $   199,428
     Consulting                      206,688             789,909
     Depreciation and amortization       479               3,695
     Insurance                         2,393              20,430
     Office                            5,639               6,378
     Legal and Accounting             28,102              27,138
     Rent                             47,751              58,052
     Transfer and filing fees          2,783               8,243
     Marketing                        33,563              11,350

     TOTAL OPERATING EXPENSES        327,398           1,124,623

(LOSS) FROM OPERATIONS              (327,398)           (882,850)

OTHER INCOME AND (EXPENSES):
     INTEREST INCOME                   9,451               8,722
     INTEREST (EXPENSE)               (4,800)                  0
     EQUIPMENT RENTAL                      0               5,048
     FORGIVENESS OF DEBT              11,005                   0

TOTAL OTHER INCOME AND (EXPENSES)     15,656              13,770

NET (LOSS) BEFORE
     PROVISION FOR INCOME TAXES     (311,742)           (869,080)

PROVISION FOR INCOME TAXES               689                 824
     NET  (LOSS)                 $  (312,431)          $(869,904)
NET (LOSS PER SHARE)             $     (.085)          $   (0.91)
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING           3,681,357             945,618*

*Adjusted for October 1, 1999 reverse split on shares, 1-30 basis.
The accompanying notes are an integral part of these financial statements.

                              W3 GROUP, INC.
                (Formerly W3 GROUP, INC. And Subsidiary)
          CASH FLOW STATEMENT AND CONSOLIDATED CASH FLOW STATEMENT
               For the Years Ended December 31, 2000 and 1999
                                         2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $   (312,431)      $ (869,904)
Adjustments to reconcile
net loss to net cash flow
from operating activities:
     Depreciation and amortization            479            3,695
Decrease in accounts receivable                 0        1,361,173
Decrease (Increase)in inventory                 0        2,014,517
Decrease (Increase)in prepaid expenses   (257,813)          76,347
Decrease in Security Deposits                   0           40,500
(Increase) in Loan Receivable                   0         (157,522)
(Increase) in Interest Receivable          (9,451)          (4,740)
(Increase) in Rent Receivable               3,946           (5,048)
(Increase) in Deferred Offering Costs      17,929          (17,929)
(Decrease)Increase in payables            134,135       (1,116,678)
Increase(Decrease)in corporate income
       taxes payable                   $        0       $  (63,147)
Cash Used by Operating Activities      $ (423,206)      $1,261,264

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (Increase) in fixed assets            0           41,139
 Increase in Leasehold Improvements             0           57,317
 Divestiture of Subsidiary                      0         (516,460)
 Net Cash used in investing activities          0         (418,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance
    of preferred stock & warrants               0          582,000
  Proceeds and (Return) of Common
    Stock Issuable                        (50,000)          50,000
  Proceeds from Issuance of Common
    Stock and conversion of Common
    Stock to Preferred Stock              532,025          100,395
  Decrease in Preferred Stock due to
    Conversion to Common Stock           (119,525)               0
  (Decrease) in additional Paid-in
    Capital                                     0         (943,250)
  Increase(Decrease)in amounts
    due to factor                               0         (394,185)
  Repayment of bank and other loans             0         (219,731)
  Increase in Stockholders'loans                0           40,000
  Net cash provided (used) by
    financing activities                  362,500         (784,771)
Net Increase (Decrease)in Cash         $  (60,706)      $   58,489

CASH, BEGINNING OF THE PERIOD          $   60,826       $    2,337
CASH, END OF THE PERIOD                $      120       $   60,826
The accompanying notes are an integral part of these financial statements.


                                         W3 GROUP, INC.
                            (Formerly W3 GROUP, INC. AND SUBSIDIARY)
                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) and
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000 and 1999


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
Equity
                              Convertible  Warrants    Shares     Amount   Issuable  Capital     Accumulated
(deficit)


Balance, January 1, 1999      $209,383     $325,600    3,600,000  $307,839       --  $ 977,875
$(263,995)   $ 1,556,702

April 1, 1999 Divestiture of
Subsidiary, L'Abbigliamento,
Ltd. (Note 12)                                                                       $(976,000)  $(516,460)   $(1,492,460)

175,000 shares of Series B
Convertible Preferred Stock
issued for services April 1,
1999                          $350,000                                                                        $   350,000

May 21, 1999 199,995 shares
issued for consulting
services                                                 199,995  $ 64,995                                    $    64,995

116,000 shares of Series B
Convertible Preferred issued
for services, September 30,
1999                          $232,000                                                                        $   232,000

1-30 reverse split on
October 1, 1999                                       (3,673,213)

October 1, 1999, issuance of
3,275,000 shares, post
reverse split, for
acquisition of W3 Group,
Inc. (Note 13)                                         3,275,000                      $  32,750                    32,750

October 16, 1999 Issues to
original private placements
investors                                                 11,800   $ 35,400                                        35,400

Cash received for private
placement, December 1999 Net
loss for the year ended
December 31, 1999              --            --              --         --        --         --   $  (869,904) $ (869,904)

Balance, December 31, 1999    $ 791,383   $325.600    3,413,582   $408,234   50,000   $ 34,625
$(1,650,359) $  (40,517)

2000

Series of Series B
converted to Common Stock
(first quarter)               $ (19,404)                 13,317   $ 19,404

300,000 shares issued for
consulting services on April
27, 2000                                                300,000   $412,500                                     $  412,500

Return of Private Placement
Proceeds on May 3, 2000                                                     (50,000)                           $  (50,000)

190,428 shares of Series B
Convertible Preferred Stock
converted to Common Stock
(second quarter)              $ (95,184)                94,836   $ 95,184

6,400 shares of Series B
Convertible Preferred Stock
converted to Common Stock
(third quarter)               $  (1,024)                 3,200   $  1,024

40,000 shares of Series B
Convertible Preferred Stock
converted to Common Stock
(fourth quarter)              $ (20,000)                20,000   $ 10,000

Net Loss for the year ended
December 31, 2000                                                                             (312,431)    (312,431)

Balance, December 31, 2000   $  655,771   $325,600   3,844,935   $946,346      0  $ 34,625
(1,962,790)  $    9,552




                             W3 GROUP, INC.
                (Formerly W3 GROUP, INC. AND SUBSIDIARY)
                   NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE PERIOD ENDED DECEMBER 31, 2000

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

L'Abbigliamento, Ltd. is a New York State corporation which was incorporated in March, 1992. L'Abbigliamento, Ltd. commenced operations in August of 1992 as an importer of fine men's clothing. In October of 1995 Vista International
Ltd., incorporated in the Cayman Islands, was organized to acquire raw material and to sell finished goods to areas outside the United States.
Effective July 1, 1997 L'Abbigliamento, Ltd.  and Vista International Ltd.
were acquired through an exchange of stock by Concorde Strategies Group, Inc.
As a result of the Company's changed focus, an agreement for the divestiture of L'Abbigliamento, Ltd. effective March 31, 1999, was approved by shareholders on August 12, 1999 (See Note 8), and the divestiture was completed.

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

The Company withdrew its private placement offering which had commenced on December 14, 1999, and returned the private placement proceeds of $50,000 to the subscribers on May 3, 2000.

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

Note 7 - CONSOLIDATION OF FINANCIAL INFORMATION

The consolidated financial statements of the Company for the period ended
December 31, 1999 include the results of the acquisition of Concorde
Management, Ltd. and its wholly owned subsidiary, L'Abbigliamento, Ltd., for the first quarter of 1999, prior to the divestiture of L'Abbigliamento, Ltd.

All material inter-company accounts and transactions have been eliminated.

Due to the divestiture of the subsidiary, effective April 1, 1999, the financial statements from April 1, 1999 reflect financial data of the parent company and its wholly owned subsidiary, W3 Group, Inc. (Delaware) only.

Note 8 - DIVESTITURE OF SUBSIDIARY

A Termination Agreement was executed on May 5, 1999, for the divestiture of L'Abbigliamento, Ltd., the Company's sole operating subsidiary and was ratified by shareholders on August 12, 1999. Under the terms of the Agreement, (1) management of both companies mutually elected to rescind and cancel the acquisition of L'Abbigliamento, Ltd. by the Company, effective as of the close of business on March 31, 1999; (2) L'Abbigliamento, Ltd.
returned to the Company 100 percent of the Class A Preferred Shares in exchange for which the Company delivered 100 percent of the L'Abbigliamento, Ltd. capital stock held by it; (3) L'Abbigliamento, Ltd. will repay its outstanding indebtedness to the Company in the principal amount of $158,000 in five equal monthly payments of $1,300, plus 55 monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six percent per annum, to be followed by a final payment at the end of aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount; (4) subsequent to the period covered by this report, on January 10, 2001, L'Abbigliamento, Ltd. paid off the balance due on its loan from State Bank of Long Island, ending the Company's liability for said loan pursuant to a guarantee of payment previously made by the Company.

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

Note 10 - LOAN RECEIVABLE

L'Abbigliamento, Ltd., the Company's former subsidiary, is in default with its payment obligations to repay the Company the principal amount of $157,522.
Management believes that the loan will be repaid but does not know when payments will commence.


ITEM 9.   DISAGREEMENTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE
          None
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

        NAME                 Age  POSITION(S) HELD

Robert Gordon                65   Executive Vice President

Martin I. Saposnick          54   Director of Corporate Development and
                                  Director

Joseph J. Messina            46   Director


William C. Hayde             40   Secretary, Director

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

Profiles of Officers and Directors

Robert Gordon is Acting President and  Executive Vice President. From
1996-1999,  Mr. Gordon was President and a Director of Concorde Strategies
Group, Inc. and from 1993-1996, Executive Vice President of Contex, Inc., an investment banking and consulting firm in Naples, Florida. From 1990-1993, as Managing Director of a specialty apparel company, he was responsible for marketing and sales, finance, manufacturing, retail and mail order operations, MIS, strategic planning, organizational development, and re-structuring the business. From 1988-1989, Mr. Gordon was President and Chief Operating Officer of a public company that manufactured precision parts, performed engineering design services, and conducted technology research and development. Previously, he was Executive Vice President of a financial services firm, responsible for administration, business operations, and organizational development. Mr. Gordon also had a management consulting practice and performed broad based professional services which included strategic and financial planning, marketing and growth studies, business re-structuring, acquisition plans, implementation of new business strategies, MIS development, and training programs. Previously, Mr. Gordon was Director of MIS for Kinney Shoe Corporation.

Mr. Gordon has conducted numerous business seminars and made presentations at many conferences. He received an Achievement Award from the International
Association of Systems Management in recognition of his contribution to the business systems profession, and is also a past Chapter President. He was an advisor to Guidance International, a professional association of computer users. Mr. Gordon has a B.A. in Economics from Union College.

Martin I. Saposnick is Director of Corporate Development and a Director of the
Company.  Since 1992, Mr. Saposnick has also been President of Ameristar Group
Incorporated,  a private investment and financial consulting firm specializing in "micro cap" and  "small cap" companies, and was a Director of Concorde
Strategies Group, Inc. until February, 1999. From 1983-1993, Mr. Saposnick provided independent investment banking and financial consulting services and, as President, founded Remsen Group, Ltd.  Previously, Mr. Saposnick was
Chairman of the Board and President of Marsan Securities Co., Inc., a
financial services firm, which was a wholly owned subsidiary of Marsan Capital
Corporation, a publicly held company.  Mr. Saposnick was also Chairman of the
Board and President of Marsan Capital Corporation.  In 1985, Mr. Saposnick
entered into a consent decree with the Commission; the agreement ended administrative proceedings initiated by the Commission in connection with Mr.
Saposnick's alleged participation in the initial public offering of securities
of North Atlantic Airlines, Inc.   Previously, Mr. Saposnick was Vice
President of Chestman Securities, Co., Inc. and had been Assistant Manager of
Specialist Surveillance Division of the New York Stock Exchange.  Mr.
Saposnick is a graduate of Hunter College and completed graduate studies in
Finance and Investments at Baruch College.

Joseph J. Messina is a Director. In 1992, he became Chairman and CEO of both
Ameristar Capital Corporation, a lease financing and asset based lender and Ameristar Group Incorporated, an investment banking and financial consulting firm specializing in "small cap" companies. Mr. Messina was a Director of Concorde Strategies Group, Inc. From 1978-1992, Mr. Messina was President and
Chief Operating officer of Vendor Funding Co., Inc. a subsidiary of Bank of
Ireland First Holdings. Vendor Funding, a national middle market lessor and asset based lender, was co-founded by Mr. Messina and subsequently sold to First NH Banks of Manchester, New Hampshire. Mr. Messina is a Director of
Credit America Venture Capital, an entity formed to acquire the manufacturing and distribution network of Mako Marine International, Inc. He is a former
Director of Mako Marine International, Inc., a publicly held corporation, and past President of the Eastern Association of Equipment Lessors.

William C. Hayde is a Director and also Secretary. Mr. Hayde is an investment banker and co-owner of Brockington Securities, a broker-dealer specializing in wholesale and institutional trading, mergers and acquisitions, and equity and debt financings. Mr. Hayde is also President of B.R.Equities, which owns and operates an electronic trading room, as well as Chairman of the Board of Toscana Group, Inc., a venture capital and consulting company. Mr. Hayde, who has been active in the brokerage business since 1983, was previously Director of Corporate Finance for Aegis Capital. He has a Bachelor's Degree in
Psychology from Stony Brook University.

Changes in Officers and Directors

As reported in the Company's Form 10-QSB report for the period ended September
30, 2000, the Company accepted resignations on November 10, 2000 from P.
Richard Sirbu, Chairman, CEO, President and Director, and from Thomas C.
Hushen, Senior Vice President and Secretary. Mr. William C. Hayde was then elected as a Director and appointed Secretary, and Mr. Robert Gordon, Executive Vice President of the Company, was appointed acting President.

ITEM  11.      EXECUTIVE COMPENSATION

Robert Gordon, Executive Vice President of the Company, currently receives consulting fees of $52,000.00 per year. As of December 31, 2000, consulting fees of $ 148,733.00 remain unpaid. In 1998, Robert Gordon was President of the Company and received wages of $30,330.00 and consulting fees of $15,000.00. As of December 31, 2000, the Company has accrued obligations for payments to Mr. Gordon of $ 138,733.00. No other officers or directors received compensation during 2000.

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


Name                         Number of shares of Common  Percentage of Class
                             Stock Owned
Sirbu Enterprises, LLLP
a Colorado Limited           525,000                     13.50%
Liability Limited
Partnership (4)
     16414 Sandstone Dr.
     Morrison, CO 80465

Wilmont Holdings Corp.(5)*
     33 Wilputte Place       630,000                     16.20%
     New Rochelle, NY 10804

Lomar Corp.(6)*
     21 Schermerhorn         625,000                     16.07%
     Brooklyn, NY 11201

Thomas C. Hushen
     33278 Bluebell Circle   500,000                     12.86%
     Evergreen, CO 80439

William C. Hayde*
     76 Cliff Road           300,100                      7.72%
     Belle Terre, NY 11777

Robert Gordon*
     201 East 19th Street
     New York, NY 10003      103,667                     2.67%

Dunhill Limited (7)*
     444 Madison Avenue        3,333                      .08%
     New York, NY 10022

Remsen Group Ltd. (8)*
     21 Schermerhorn Street    7,617                     .20%
     Brooklyn, NY 11201

Officers and Directors
as a Group (4 Persons)(3) 1,669,717                   42.94%

* Officer and/or Director
__________________________

(1)   Persons beneficially owning more than 5% of the Company's Common Stock.
(2) Common Stock beneficially owned by each officer and director of the Company.
(3) Beneficially Owned, directly or indirectly, by the Company's officers and directors as a group.
(4)   Sirbu Enterprises, LLLP, a Colorado Limited Liability Limited
Partnership, is privately owned and controlled equally by
      P. Richard Sirbu, former Officer and Director of the Company, and his wife, Karen K. Sirbu. The total shares reflect a donation of 100,000 shares to a charitable trust in late 1999. Mr. Sirbu is not affiliated with the trust.
(5) Wilmont Holdings Corp. is a privately held corporation principally owned and controlled by Joseph J. Messina, a Director of the Company.
(6) Lomar Corp. is privately held corporation principally owned and controlled by Martin I. Saposnick, a Director of the
      Company.
(7) Dunhill Limited is privately held corporation principally owned and controlled by Joseph J. Messina and Martin I.
      Saposnick, Directors of the Company.
(8) Remsen Group, Ltd. is a privately held corporation principally owned and controlled by Martin I. Saposnick, a Director of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  None

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

 (a)  1. The following documents are filed as a part of this report:
      Financial Statements
      Auditors Report of Janet Loss, C.P.A., P.C. dated April 17, 2001 together with;
      Auditors Report of Jay Fox, C.P.A. dated July 6, 1999;
      Balance Sheet and Consolidated Balance Sheet as of December 31, 2000 and
1999;
      Statement of Operations and Consolidated Statement of Operations for the years ended December
      31, 2000 and 1999;
           Statement of Stockholders' Equity and Consolidated Statement of
Stockholders' Equity for the years
           ended December 31, 2000 and 1999;
      Statement of Cash Flow and Consolidated Statement of Cash Flows for the years ended December
      31, 2000 and 1999;
      Notes to Financial Statements.
  2. Financial Statement Schedules.
      All applicable information is contained in the financial statements or notes thereto.
  3. Exhibits -
      Exhibit 27- Financial Data Schedules (Electronic filing only).
 (b)  Form 8-K filings:
      January 24, 2000 re: Special meeting of shareholders concerning adjustment of conversion right of
      Series B Convertible Preferred Stock (See PART 1, ITEM 4).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               W3 GROUP, INC.

Dated:  April 25, 2001         By: /s/Robert Gordon
                               Robert Gordon
                               Acting President and Executive Vice President
                               Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 25, 2001          By:/s/Martin I. Saposnick
                               Martin I. Saposnick
                               Director of Corporate Development and Director

Dated: April 25, 2001          By:/s/Joseph J. Messina
                               Joseph J. Messina
                               Director

Dated: April 25, 2001          By:/s/William C. Hayde
                               William C. Hayde
                               Director and Secretary

