Form 10KSB/A
period 2000-12-31
W3 GROUP INC
filed 2001-05-07
CIK 832488

W3 Group, Inc.
                         444 Madison Avenue, Suite 1710
                               New York, NY 10022
                        (212) 317-0060 (212) 750-2326 fax






    By EDGAR


    May 4, 2001

    Securities and Exchange Commission
    Division of Corporation Finance
    450 5th Street NW
    Washington, DC 20549


    Re:  W3 Group, Inc.
         Form 10-KSB/A


    Dear Sirs and Ladies:

    W3 Group, Inc. hereby files Form 10-KSB/A with a new audit report covering financial statements containing a minor adjustment resulting in a decrease of $8,908 in stockholders' equity.

    Please advise the undersigned by telephone or fax if there are any questions regarding this filing.

    Yours sincerely,
    W3 GROUP, INC.

    /s/ Robert Gordon
    Robert Gordon
    Executive Vice President


    RG:gl
    enc.
        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C., 20549
                           __________________________

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




                                  FORM 10-KSB/A
                                December 31, 2000
                                 W3 GROUP, INC.

                                TABLE OF CONTENTS
    Item
     No.                Description
    Page

                   PART I

    1.        Business                                                    3
    2.        Properties                                                  4
    3.        Legal Proceedings
    5
    4.        Submission of Matters to a Vote of Security Holders         5

                   PART II

    5.        Market for Registrant's Common Equity and Related
              Stockholder Matters                                         5
    6.        Selected Financial Data                                     6
    7.             Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7
    8.        Financial Statements                                        8
    9.        Disagreements on Accounting and Financial Disclosure        23

                   PART III

    10.       Directors and Executive Officers of the Registrant          23
    11.       Executive Compensation                                      24
    12.       Security Ownership of Certain Beneficial Owners
              and Management                                              24
    13.       Certain Relationships and Related Transactions              25

                   PART IV

    14.       Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                         26

                Signatures                                                  26


FORM 10-KSB/A
                                      W3 GROUP, INC.
                                December 31, 2000
    PART I

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

    Reorganization of Business Operations

    In regard to the Company's changed business focus, an Agreement and Plan of Share Exchange was entered into with W3 Group, Inc., a privately held company, and after approval by shareholders, said Agreement became effective on October 1, 1999 (Refer to Form 8-K filed on October 15,
    1999). At that time, the Company changed its corporation name to W3 Group, Inc. Also, as part of the reorganization, the Company divested its subsidiary, L'Abbigliamento, Ltd., which resumed operations as an independent public company ( See "Note 8- DIVESTITURE OF SUBSIDIARY"). The Company also effected a reverse split of its Common Stock on the basis of one new share for each 30 existing shares, after which 3,275,000 new shares (post reverse split) of Common Stock were issued to W3 shareholders in exchange for 100 percent of the capital stock of W3 Group, Inc. The Agreement and Plan of Share Exchange transaction was intended to qualify as a tax free "reorganization" within the meaning of
    Section 368 (a)(1)(B) of the Internal Revenue Code of 1986, as amended.

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

    ITEM 6.   SELECTED FINANCIAL INFORMATION

    Summary Balance Sheet Data:   YEAR ENDED DECEMBER 31,
                              2000        1999         1998        1997
    Total Assets              $  440,375  $   247,263  $3,598,222  $3,440,634
    Total Current Assets         439,656      228,136   3,454,374   3,341,282
    Total Liabilities            421,915      287,780   2,041,520   2,276,451
    Retained Earnings (Deficit)(1,953,882) (1,650,359)   (263,995)  (111,164)
    Stockholders' Equity      $   18,460  $  (40,517)  $1,556,702  $1,164,183


    Summary Earnings Data:         YEAR ENDED DECEMBER 31,
                              2000        1999         1998        1997
    Revenues                  $        0  $   837,486  $3,845,393  $1,827,502
    Cost of goods sold                 0      595,713   3,043,546   1,419,701
    Selling, general &
    administrative expense       327,398    1,124,623     899,077     495,162
    Income (loss) from operations(327,398)   (882,850)    (97,230)   (87,361)
    Net Income (Loss)            (312,431)   (869,904)   (152,831)  (100,361)
    Earnings (Loss) per Share       (.085)       (.91)     ( 1.32)*   (1.64)*

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



    /s/Janet Loss
    Janet Loss, C.P.A., P.C.
    May 3, 2001

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

    /s/ Jay Fox
    Jay Fox, C.P.A.

                                W3 GROUP, INC.
                    (Formerly W3 Group, Inc. and Subsidiary)
                    BALANCE SHEET AND CONSOLIDATED BALANCE SHEET

                            DECEMBER 31, 2000 AND 1999




                                           2000         1999

                                      ASSETS

    CURRENT ASSETS:
         Cash and cash equivalents          $       120    $    60,826
         Prepaid Expenses                       257,813                    0
         Loan Receivable (Note 8 and 10)         157,522       157,522
         Interest Receivable (Note 8 and 10)       14,191             4,740
         Rent Receivable                          1,102               5,048

         TOTAL CURRENT ASSETS:              $   430,748         $   228,136

         Fixed assets, net of accumulated
           depreciation of 1,777 and $1,298 $         719       $     1,198

         Deferred Offering Costs            $         0              17,929

           TOTAL ASSETS                     $   431,467         $   247,263

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                2000         1999
    CURRENT LIABILITIES:
         Accounts payable                   $   201,641   $  138,307
         Accrued interest                       6,654        1,854
         Stockholders' loans              40,000       40,000
         Due to Ameristar
            Capital Corporation             $   173,620   $  107,619

           TOTAL CURRENT LIABILITIES        $   421,915   $  287,780

    STOCKHOLDERS' EQUITY (DEFICIT):
        Preferred stock, no par value,
         100,000,000 shares authorized.                   0            0
        Series A Convertible, redeemable
         Preferred, 0 and 1,000 shares issued
         at December 31, 2000 and 1999              0            0
        Series B Convertible, non-dividend
         bearing, 793,360 and 1,056,000
         shares issued and outstanding     $   594,560     $  791,383
        Series B Convertible Preferred
         Stock Purchase Warrants issued    $   325,600     $  325,600
         and outstanding
        Common stock, no par value,
         500,000,000 shares authorized,
         3,844,935 and 3,413,582 shares
         issued and outstanding as of      $ 1,017,557     $ 408,234
         December 31, 2000 and 1999
        Common stock issuable                       0         50,000

         Additional paid-in-capital            34,625    34,625

         Retained earnings(Deficit)         (1,962,790) (1,650,359)

         TOTAL STOCKHOLDERS' EQUITY               9,552     (40,517)

           TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY          $   431,467  $  247,263


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

                                W3 GROUP, INC.
                    (Formerly W3 GROUP, INC. And Subsidiary)
              CASH FLOW STATEMENT AND CONSOLIDATED CASH FLOW STATEMENT
                   For the Years Ended December 31, 2000 and 1999

                              2000            1999

    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                             $   (312,431)      $ (869,904)
    Adjustments to reconcile
    net loss to net cash flow
    from operating activities:
         Depreciation and amortization            479             3,695
    Decrease in accounts receivable               0        1,361,173
    Decrease (Increase)in inventory               0        2,014,517
    Decrease (Increase)in prepaid expenses   (257,813)           76,347
    Decrease in Security Deposits                 0         40,500
    (Increase) in Loan Receivable                 0       (157,522)
    (Increase) in Interest Receivable         (9,451)           (4,740)
    (Increase) in Rent Receivable             3,946              (5,048)
    (Increase) in Deferred Offering Costs    17,929        (17,929)
    (Decrease)Increase in payables          134,135       (1,116,678)
    Increase(Decrease)in corporate income
           taxes payable                   $        0       $  (63,147)
    Cash Used by Operating Activities      $ (423,206)      $1,261,264

    CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (Increase) in fixed assets            0            41,139
     Increase in Leasehold Improvements             0            57,317
     Divestiture of Subsidiary                      0          (516,460)
     Net Cash used in investing activities          0         (418,004)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance
        of preferred stock & warrants               0           582,000
      Proceeds and (Return) of Common
        Stock Issuable                  (50,000)       50,000
      Proceeds from Issuance of Common
        Stock and conversion of Preferred
        Stock to Common Stock               532,025          100,395
      Decrease in Preferred Stock due to
        Conversion to Common Stock          (119,525)           0
      (Decrease) in additional Paid-in
        Capital                                     0         (943,250)
      Increase(Decrease)in amounts
        due to factor                        0         (394,185)
      Repayment of bank and other loans                 0         (219,731)
      Increase in Stockholders'loans                0            40,000
      Net cash provided (used) by
        financing activities             362,500         (784,771)
    Net Increase (Decrease)in Cash         $  (60,706)       $   58,489

    CASH, BEGINNING OF THE PERIOD          $   60,826       $    2,337
    CASH, END OF THE PERIOD               $      120         $   60,826

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
$ 1,556,702

April 1, 1999 Divestiture
of Subsidiary,
L'Abbigliamento, Ltd.
(Note 12)                                                                                   $ (976,000)$(516,460)$(1,492,460)

175,000 shares of Series
B Convertible Preferred
Stock issued for services
April 1, 1999     $350,000                                                                        $   350,000

May 21, 1999 199,995
shares issued for
consulting services                                     199,995   $ 64,995                                       $    64,995

116,000 shares of Series
B Convertible Preferred
issued for services,
September 30, 1999 $232,000                                                                                        $   232,000

1-30 reverse split on
October 1, 1999                                      (3,673,213)

October 1, 1999, issuance
of 3,275,000 shares, post
reverse split, for
acquisition of W3 Group,
Inc. (Note 13)                                         3,275,000                               $  32,750                 32,750

October 16, 1999 Issues
to original private
placements investors                                 11,800       $ 35,400               35,400

Cash received for private
placement, December 1999
Net loss for the year
ended December 31, 1999           --          --       --       --        --       $  (869,904)    $ (869,904)

Balance, December 31,

1999               $ 791,383 $325.600 3,413,582  $408,234 50,000  $ 34,625 1,650,359)  $(40,517)

2000

25,812 shares of Series B
converted to Common Stock
(first quarter)               $ (19,344)                 13,317      $   19,344

300,000 shares issued for
consulting services on
April 27, 2000                                           300,000     $412,500                 $  412,500

Return of Private
Placement Proceeds on
May 3, 2000                                                                                     (50,000)                    (50,000)

190,428 shares of Series
B Convertible Preferred
Stock converted to Common
Stock (second quarter)$(142,707)                           94,836       $142,707

6,400 shares of Series B
Convertible Preferred
Stock converted to Common
Stock (third quarter)    $  (4,796)                              3,200       $      4,796

40,000 shares of Series B
Convertible Preferred
Stock converted to Common
Stock (fourth quarter)  $ (29,976)                            20,000       $ 29,976

Net Loss for the year
ended December 31, 2000                                         (312,431)      (312,431)

Balance, December 31,
    2000               $594,560 $325,600  3,844,935 $1,017,557        0   $ 34,625 (1,962,790)  $ 9,552

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

     Name
    Number of shares of
    Common Stock Owned

    Percentage
    of Class


     Sirbu Enterprises, LLLP
     a Colorado Limited Liability
    Limited        Partnership
    (4)
         16414 Sandstone Dr.
         Morrison, CO 80465

    525,000
    13.50%


     Wilmont Holdings Corp.(5)*
         33 Wilputte Place
         New Rochelle, NY 10804

    630,000
    16.20%


     Lomar Corp.(6)*
         21 Schermerhorn
         Brooklyn, NY 11201

    625,000
    16.07%


     Thomas C. Hushen
         33278 Bluebell Circle
         Evergreen, CO 80439

    500,000
    12.86%


     William C. Hayde*
        76 Cliff Road
        Belle Terre, NY 11777

    300,100
    7.72%


     Robert Gordon*
         201 East 19th Street
         New York, NY 10003

    103,667
    2.67%


     Dunhill Limited (7)*
         444 Madison Avenue
         New York, NY 10022

    3,333
    .08%


     Remsen Group Ltd. (8)*
         21 Schermerhorn Street
         Brooklyn, NY 11201

    7,617
    0.20%


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

    Dated:   April 15, 2001                       By:


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

    Dated:                                   By:

                                   Martin I. Saposnick
                                   Director of Corporate Development and
    Director

    Dated:                                   By:


                                   Joseph J. Messina
                                   Director

    Dated:                                   By:

                                   William C. Hayde
                                   Director