Form 10QSB
period 2001-03-31
W3 GROUP INC
filed 2001-05-09
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549



                             FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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


3,888,435   shares of Common Stock, no par value, outstanding on March 31, 2001.

                            W3 GROUP, INC.
                    Form 10-QSB Quarterly Report
                  For Period Ended March 31, 2001
                         Table of Contents



       Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                               3

     Unaudited Balance Sheets at
     March 31, 2001 and Audited Balance Sheet
     at December 31, 2000                                   4 - 5

     Unaudited Statements of Operations
     For Three Months Ended March 31, 2001 and                   6
     March 31, 2000

     Unaudited Statements of Cash Flows For Three
     Months Ended March 31, 2001 and March 31, 2000              7

     Statement of Stockholders' Equity (Deficit)            8

     Notes to Financial Statements                          9 - 14

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                      15


PART II -- OTHER INFORMATION                                16


SIGNATURES                                                  16

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item
310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB and Form 10- KSB/A for the year ended December 31, 2000.

                              W3 GROUP, INC.
                              BALANCE SHEETS



                                       (Unaudited)   Audited
                                  March 31      December 31
                                             2001         2000

                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents            $       274 $       120
  Prepaid Expenses                       206,250       257,813
  Loan Receivable (Note 7 and 9)           157,522     157,522
  Interest Receivable (Note 7 and 9)          16,554      14,191
  Rent Receivable                              0         1,102

     TOTAL CURRENT ASSETS:             $   380,600 $   430,748

   Fixed assets, net of accumulated
   depreciation of 1,897 and $1,777    $       599   $       719


       TOTAL ASSETS                  $   381,199   $   431,467

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                  (Unaudited)   Audited
                                   March 31,    December 31
                                    2001                  2000
CURRENT LIABILITIES:
     Accounts payable                  $   213,603 $  201,641
     Accrued interest                      7,854        6,654
     Stockholders' loans                    40,000     40,000
     Due to Ameristar
        Capital Corporation              $   186,803   $  173,620

       TOTAL CURRENT LIABILITIES         $   448,260   $  421,915

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
    100,000,000 shares authorized.

  Series B Convertible, non-dividend
    bearing, 706,360 and 793,360
    shares issued and outstanding      $   529,362   $  594,560
    Series B Convertible Preferred
  Stock Purchase Warrants issued       $   325,600   $  325,600
    and outstanding
  Common stock, no par value,
    500,000,000 shares authorized,
    3,888,435 and 3,426,899 shares
    issued and outstanding as of       $ 1,082,755   $1,017,557
  March 31, 2001 and December 31, 2000

     Additional paid-in-capital              34,625      34,625

     Retained earnings(Deficit)          (2,039,403) (1,962,790)

   TOTAL STOCKHOLDERS' EQUITY(DEFICIT)      (67,061)      9,552

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY(DEFICIT)  $   381,199  $   431,467



The accompanying notes are an integral part of these financial statements.

                          W3 GROUP, INC.
                   STATEMENT OF OPERATIONS (Unaudited)

                                       For the Three
                                       Months Ended March 31,
                                          2001                   2000
REVENUES                          $        0         $       0


OPERATING EXPENSES:

  Consulting                         $   64,563            13,000
  Depreciation expense                 $      120                   120
  Insurance                       $        0             1,197
  Office expenses and postage          $      508           1,363
  Legal and accounting expenses      $        0            23,827
  Rent expense                       $   12,183            11,856
  Transfer and filing fees             $      402                   696

  TOTAL OPERATING EXPENSES           $   77,776         $  52,059

NET INCOME(LOSS) BEFORE
  OTHER EXPENSES                     $  (77,776)        $ (52,059)

OTHER INCOME AND (EXPENSES):
  Interest Income                         2,363          2,363
  Interest (Expense)                     (1,200)           (1,200)

TOTAL OTHER INCOME AND (EXPENSES)             1,163               1,163

NET INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                      (76,613)          (50,896)

ESTIMATED PROVISION FOR
  INCOME TAXES                                0               689

  NET INCOME (LOSS)                  $  (76,613)        $ (51,585)

NET INCOME (LOSS) PER SHARE            $   (.020)             $   (.015)

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                3,866,685        3,420,240
The accompanying notes are an integral part of these financial statements.

                              W3 GROUP, INC.
                           CASH FLOW STATEMENTS
    For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

                                               Cash Flow Statements
                                  March 31, 2001     March 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                      $    (76,613)          $  (51,585)
Adjustments to reconcile
net loss to net cash flow
from operating activities:
  Depreciation and amortization                   120                     120
  (Increase)in receivables                 (1,261)                (2,364)

  Decrease in prepaid expenses                 51,563                  0
  Increase in due to Ameristar
    Capital Corporation                     13,183          11,856
  (Decrease) in deferred
    offering costs                               0          17,929
  Increase in payables                         11,962                  14,618
  Increase in accrued interest                1,200                1,200

Cash Provided (Used)
   by Operating Activities           $        154       $   (8,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common
      Stock and conversion of Preferred
      Stock to Common Stock                   65,198              19,404
  Decrease in Preferred Stock from
      conversion to Common Stock         (65,198)          (19,404)

  Net Cash Provided by
    Financing Activities             $         0        $        0

Net Increase (Decrease)in Cash         $        154           $   (8,226)

CASH, BEGINNING OF THE PERIOD $      120              $   60,826
CASH, END OF THE PERIOD                $        274           $   52,600


The accompanying notes are an integral part of these financial statements.


                                         W3 GROUP, INC.
                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                               Statement of Stockholders' Equity
                           for the Three Months Ended March 31, 2001


                 Preferred Series B
                 Stock Non-  Convertible
                 Dividend    Preferred                                      Total
                 Bearing     Stock     Common Stock Common   Additional                Stockholders'
                 Series B    Purchase  Number of     Stock    Paid-in    Deficit      Equity
                 Convertible Warrants Shares      Amount   Capital    Accumulated (Deficit)
Balance,
January 1, 2001    $594,560     $325,600 3,844,935  1,017,557  $34,625   $(1,962,790)$  9,552

87,000 shares of
Series B Convertible
Preferred Stock
converted to
Common Stock
(first quarter)     (65,198)               43,500      65,198
Net loss for the
Three Months Ended
March 31, 2001           --          --        --          --      --       (76,613)  (76,613)

Balance,
March 31, 2001     $529,362    $325,600 3,888,435   1,082,755 $34,625    (2,039,403)  (67,061)




            The accompanying notes are an integral part of these financial statements.

                            W3 GROUP, INC.
                  NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE PERIOD ENDED MARCH 31, 2001

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

On April 21, 1999, the Company entered into an Agreement and Plan of Share Exchange with
W3 Group, Inc. a Delaware corporation which was formed to acquire and develop young companies whose businesses involve the development of Internet related technology and applications. Effective October 1, 1999, the Agreement was completed and the Company changed its name to W3 Group, Inc. (See Note 8).

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

Note 5 - LEASES AND OTHER COMMITMENTS

The Company leases its premises from Ameristar, an affiliated company, for the following annual rent expenses:

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

The Company has incurred consulting fees of $197,833 to its Executive Vice President, and
$45,000 to "Ameristar" (an affiliate corporation) since the beginning of 1996.

The Company has issued 200,000 shares of common stock to two related privately owned companies in consideration of $.10 per share for consulting services performed on behalf of the Company.  (See Note 3 - Capitalization)

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

Note 7 - DIVESTITURE OF SUBSIDIARY

A Termination Agreement was executed on May 5, 1999, for the divestiture of
L'Abbigliamento, Ltd., the Company's sole operating subsidiary and was ratified by shareholders on August 12, 1999.  Under the terms of the Agreement, (1) management of both companies mutually elected to rescind and cancel the acquisition of L'Abbigliamento,
Ltd. by the Company, effective as of the close of business on March 31, 1999; (2)
L'Abbigliamento, Ltd.  returned to the Company 100 percent of the Class A Preferred
Shares in exchange for which the Company delivered 100 percent of the L'Abbigliamento,
Ltd.  capital stock held by it; (3) L'Abbigliamento, Ltd.  will repay its outstanding indebtedness to the Company in the principal amount of $158,000 in five equal monthly payments of $1,300, plus 55 monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six percent per annum, to be followed by a final payment at the end of aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount; (4) On January 10, 2001, L'Abbigliamento, Ltd.
paid off the balance due on its loan from State Bank of Long Island, ending the Company's liability for said loan pursuant to a guarantee of payment previously made by the
Company.

Note 8 - MERGER AND ACQUISITIONS

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

Note 9 - LOAN RECEIVABLE

L'Abbigliamento, Ltd., the Company's former subsidiary, is in default with its payment obligations to repay the Company the principal amount of $157,522. Management believes that the loan will be repaid but does not know when payments will commence.


ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of
Operations:

Results of Operations

The Company did not have any revenue during the three month period ended March 31, 2001, or during the comparable period for the prior year.

Operating expenses for the three month period ended March 31, 2001 were $77,776, an increase of $25,717 from the prior year's period, resulting from increased consulting services.

The net loss for the three month period ended March 31, 2001 was $76,613 compared to a net loss of $51,585 for the comparable period in the prior year, an increase of
$25,028,  resulting from the aforementioned increase in consulting expenses.

The total cash and cash equivalents at March 31, 2001 totalled $274 compared to $120
at December 31, 2000, an insignificant increase of $154.   Accounts Payable at March
31, 2001 totalled $213,603 compared to $201,641 at December 31, 2000, an increase of
$11,962, which resulted from consulting expenses.

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

Liquidity and Capital Resources

At March 31, 2001, the Company had an insignificant amount of cash totalling $274.
There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

General Risk Factors Affecting the Company and its Subsidiary

Various factors could cause actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications
(including the preceding sections of this document), as well as oral statements made from time to time by representatives of the Company.  Except for historical information, matters discussed in such oral and written communications are forward-
looking statements that involve risks and uncertainties, including, but not limited to the following:

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

Date:   May 8, 2001                      By:/s/ Robert Gordon
                                  Robert Gordon
                                  Acting President
                                  Executive Vice President
                                  Principal Financial Officer

