Form 10QSB
period 2001-06-30
W3 GROUP INC
filed 2001-08-13
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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


3,888,435   shares of Common Stock, no par value, outstanding on June 30, 2001.

                          W3 GROUP, INC.
                  Form 10-QSB Quarterly Report
                 For Period Ended June 30, 2001
                       Table of Contents



                                                       Page


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                          3

     Unaudited Balance Sheets at
     June 30, 2001 and Audited Balance Sheet
     at December 31, 2000                              4 - 5

     Unaudited Statements of Operations
     For Three and Six  Months Ended June 30, 2001          6
     and June 30, 2000

     Unaudited Statements of Cash Flows For Six
     Months Ended June 30, 2001 and June 30, 2000      7

     Statement of Stockholders' Equity (Deficit)       8

     Notes to Financial Statements                     9 - 13

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                 14 - 15


PART II -- OTHER INFORMATION                           15


SIGNATURES                                             15

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB and Form 10-KSB/A for the year ended December
31, 2000.

                              W3 GROUP, INC.
                              BALANCE SHEETS



                                     (Unaudited) Audited
                                   June 30,   December 31,

                                         2001        2000

                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents            $       110 $       120
  Prepaid Expenses                     154,687       257,813
  Loan Receivable (Note 8 and 9)           157,522     157,522
  Interest Receivable (Note 8)              17,866        14,191
  Rent Receivable                              0       1,102

     TOTAL CURRENT ASSETS:             $   330,185 $   430,748

   Fixed assets, net of accumulated
   depreciation of 2,017 and $1,777    $       479    $       719


       TOTAL ASSETS                  $   330,664 $   431,467

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Unaudited)   Audited
                                    June 30,     December 31
2001                       2000

CURRENT LIABILITIES:
     Accounts payable                  $   226,878 $  201,641
     Accrued interest                      9,054      6,654
     Stockholders' loans                  40,000     40,000
     Due to Ameristar
        Capital Corporation              $   198,986   $  173,620

       TOTAL CURRENT LIABILITIES         $   474,918   $  421,915

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
    100,000,000 shares authorized.

  Series B Convertible, non-dividend
    bearing, 706,360 and 793,360
    shares issued and outstanding      $   529,362    $  594,560
    Series B Convertible Preferred
  Stock Purchase Warrants issued       $   325,600   $  325,600
    and outstanding
  Common stock, no par value,
    500,000,000 shares authorized,
    3,888,435 and 3,426,899 shares
    issued and outstanding as of       $ 1,082,755   $1,017,557
  June 30, 2001 and December 31, 2000

     Additional paid-in-capital              34,625       34,625

     Retained earnings(Deficit)          (2,116,596) (1,962,790)

   TOTAL STOCKHOLDERS' EQUITY(DEFICIT)     (144,254)      9,552

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY(DEFICIT)  $    330,664  $  431,467



The accompanying notes are an integral part of these financial statements.

                          W3 GROUP, INC.
               STATEMENT OF OPERATIONS (Unaudited)

                                 For the Three      For the Six
                                 Months Ended       Months Ended
                                 June 30,           June 30,
                                       2001        2000          2001      2000

REVENUES                      $     0     $      0  $     0    $     0


OPERATING EXPENSES:

   Consulting                    $64,563      64,563   129,126  77,563
   Depreciation expense            $   120          120            240       240
   Insurance                  $     0       1,197         0      2,394
   Office expenses and postage     $   709     2,020     1,217   3,383
   Legal and accounting expenses $     0       5,525         0  29,352
   Rent expense                  $12,183    11,856   24,366     23,712
   Transfer and filing fees        $   781          215          1,183       911

   TOTAL OPERATING EXPENSES      $78,356      85,496   156,132 137,555


NET INCOME(LOSS) BEFORE
   OTHER EXPENSES                $(78,356)   (85,496)  (156,132) (137,555)

OTHER INCOME AND (EXPENSES):
   Interest Income               $ 2,363       2,370     4,726       4,733
   Interest (Expense)             (1,200)   (1,200)     (2,400)      (2,400)


TOTAL OTHER INCOME AND (EXPENSES)    1,163        1,170          2,326     2,333

NET INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES              (77,193)    (84,326) (153,806) (135,222)

ESTIMATED PROVISION FOR
   INCOME TAXES                        0           0         0     689

   NET INCOME (LOSS)             $(77,193)  $ (84,326) $(153,806)$(135,911)

NET INCOME (LOSS) PER SHARE     $ (0.20)   $  (.024)  $  (.04)  $  (.04)

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING         3,888,435  3,624,317 3,881,185 3,624,317

The accompanying notes are an integral part of these financial statements.

                              W3 GROUP, INC.
                           CASH FLOW STATEMENTS
   For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

                                                Cash
                                                    Flow Statements
                                   June 30, 2001 June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                      $ (153,806)          $ (135,911)
Adjustments to reconcile
net loss to net cash flow
from operating activities:
  Depreciation and amortization               240                  240
  (Increase)in receivable                  (2,573)              (3,564)
  (Increase)in prepaid expenses           103,126             (360,937)
  Increase in due to Ameristar
    Capital Corporation                  25,366         24,468
  Increase in payables                     25,237         32,357
  Decrease in deferred offering costs             0                  17,929
  Increase in accrued interest              2,400                2,400

Cash Provided (Used)
   by Operating Activities           $      (10)      $ (423,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in common stock issuable                      (50,000)
   Proceeds from issuance of Common Stock       65,198          412,500
  and conversion of Preferred Stock
  to Common Stock
   Decrease in Preferred Stock from
  conversion to Common Stock              (65,198)             0
Net Cash Provided by Financing Activities   $        0           $  362,500

Net Increase (Decrease)in Cash         $      (10)    $  (60,518)

CASH, BEGINNING OF THE PERIOD          $      120     $   60,826
CASH, END OF THE PERIOD                $      110     $      308


The accompanying notes are an integral part of these financial statements.

                                               W3 GROUP, INC.
                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              Statement of Stockholders' Equity
                           for the Six Months Ended June 30, 2001

                 Preferred Series B
                 Stock Non-   Convertible
                 Dividend     Preferred                                             Total
                 Bearing      Stock    Common Stock Common   Additional              Stockholders'
                 Series B     Purchase Number of   Stock    Paid-in    Deficit      Equity
                Convertible Warrants Shares       Amount   Capital    Accumulated (Deficit)
Balance,
January 1, 2001     $594,560    $325,600 3,844,935  1,017,557  $34,625   $(1,962,790)$  9,552

87,000 shares of
Series B Convertible
Preferred Stock
converted to
Common Stock
(first quarter)      (65,198)               43,500      65,198


Net loss for the
Six Months Ended
June 30, 2001          --          --        --          --      --        (153,806)     (153,806)

Balance,
June 30, 2001       $529,362    $325,600 3,888,435  $1,082,755 $34,625    (2,116,596)
(144,254)




            The accompanying notes are an integral part of these financial statements.

                         W3 GROUP, INC.
               NOTES TO THE FINANCIAL STATEMENTS
               FOR THE PERIOD ENDED JUNE 30, 2001

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

Deferred Offering Costs
Costs associated with the Company's private offerings have been charged to the proceeds of the offering. If the offerings are unsuccessful, the costs are charged to operations.

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

On October 24, 1997, the Company completed a Private Placement Offering of 450,000 non dividend bearing, no par value, Series B Convertible Preferred Shares. All of the shares were sold by the Company and no Placement Agent was involved in this Offering. The shares were sold at a purchase price of $.3125 per share and the Company realized proceeds of $130,633 from the Offering, net of offering expenses in the amount of $9,992. The shares were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each Preferred Share is convertible into one and one quarter (1.25) shares of the Company's Common Stock, no par value, at the election of the Preferred Shareholder at any time after thirteen months from the date of issuance thereof and for a period of four years thereafter, ending on October 14, 2002.

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

Note 6 - RELATED PARTY TRANSACTIONS

The Company has received advances of monies for its operating expenses from an affiliated company, Ameristar Group Incorporated. W3 is leasing office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months. (See Note 5)

The Company has incurred consulting fees of $210,833 to its Executive Vice President, and $45,000 to "Ameristar" (an affiliate corporation) since the beginning of 1996.

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

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Results of Operations

The Company did not have any revenue during the three and six month periods ended June 30, 2001, or during the comparable periods for the prior year.

Operating expenses for the three month period ended June 30, 2001 were $78,356, a decrease of $7,140 from the prior year's period, resulting primarily from decreased professional fees and office expenses.

The net loss for the three month period ended June 30, 2001 was $77,193 compared to a net loss of $84,326 for the comparable period in the prior year, a decreased loss of $7,133, resulting from the aforementioned decrease in operating expenses.

The net loss for the six month period ended June 30, 2001 was $153,806, an increased loss of $17,895 from the prior year's comparable period, resulting primarily from an increase in consulting expenses, while professional fees decreased by $29,352.

The total cash and cash equivalents at March 31, 2001 totalled $110 compared
to $120  at December 31, 2000, an insignificant decrease of $10.   Accounts
Payable at June 30, 2001 totalled $226,878 compared to $201,641 at December 31, 2000, an increase of $25,237, which resulted from consulting expenses.

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

Liquidity and Capital Resources

At June 30, 2001, the Company had an insignificant amount of cash totalling $110. There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

General Risk Factors Affecting the Company
Various factors could cause actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this document), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to the following:

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

Date:   August 10, 2001                By:/s/ Robert Gordon
                                   Robert Gordon
                                   Acting President
                                   Executive Vice President
                                   Principal Financial Officer