Form 10QSB
period 2001-09-30
W3 GROUP INC
filed 2001-10-26
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

      444 Madison Avenue, Suite 2904, New York, NY 10022
           (Address of principal executive offices)


                          (212) 750-7878
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x   No


3,888,435 shares of Common Stock, no par value, outstanding on September 30, 2001.

                          W3 GROUP, INC.
                  Form 10-QSB Quarterly Report
                For Period Ended September 30, 2001

                         Table of Contents

                                                            Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                               3

     Unaudited Balance Sheets at
     September 30, 2001 and Audited Balance Sheet
     at December 31, 2000                               4 - 5

     Unaudited Statements of Operations
     For Three and Nine  Months Ended September 30, 2001    6
     and September 30, 2000

     Unaudited Statements of Cash Flows For Nine
     Months Ended September 30, 2001 and September 30, 2000 7

     Statement of Stockholders' Equity (Deficit)            8

     Notes to Financial Statements                     9 - 13

Item 2.  Management's Discussion and Analysis of

       Financial Condition and Results of
       Operations                                      14 - 15


PART II -- OTHER INFORMATION                      15


SIGNATURES                                        15

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2000.

                              W3 GROUP, INC.
                              BALANCE SHEETS



                                       (Unaudited) Audited
                                   September 30, December 31,
                                       2001           2000

                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents            $      14 $       120
  Prepaid Expenses                       103,124     257,813
  Loan Receivable (Note 8 and 9)         157,522     157,522
  Interest Receivable (Note 8)            20,229      14,191
  Rent Receivable                              0       1,102

     TOTAL CURRENT ASSETS:             $ 280,889 $   430,748

   Fixed assets, net of accumulated
   depreciation of 2,137 and $1,777    $     359 $       719


       TOTAL ASSETS                    $ 281,248 $   431,467

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Unaudited)   Audited
                                   September 30, December 31
                                       2001         2000
CURRENT LIABILITIES:
     Accounts payable                    $   239,335 $  201,641

     Accrued interest                         10,254      6,654
     Stockholders' loans                      40,000     40,000

     Due to Ameristar
        Capital Corporation              $   212,669 $  173,620

       TOTAL CURRENT LIABILITIES         $   502,258 $  421,915

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
    100,000,000 shares authorized.

  Series B Convertible, non-dividend
    bearing, 706,360 and 793,360
    shares issued and outstanding        $   529,362 $  594,560
    Series B Convertible Preferred
  Stock Purchase Warrants issued         $   325,600 $  325,600
    and outstanding
  Common stock, no par value,
    500,000,000 shares authorized,
    3,888,435 and 3,844,935 shares
    issued and outstanding as of         $ 1,082,755 $1,017,557
    September 30, 2001 and
    December 31, 2000

     Additional paid-in-capital               34,625     34,625

     Retained earnings(Deficit)           (2,193,352)(1,962,790)

   TOTAL STOCKHOLDERS' EQUITY(DEFICIT)      (221,010)     9,552

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY(DEFICIT)  $   281,248 $  431,467



The accompanying notes are an integral part of these financial statements.

               W3 GROUP, INC.
               STATEMENT OF OPERATIONS (Unaudited)

                                 For the Three      For the Nine

                                 Months Ended       Months Ended
                                 September 30,      September 30,
                              2001     2000      2001     2000
REVENUES                      $     0  $      0  $     0  $     0


OPERATING EXPENSES:

   Consulting                 $64,563    64,563  193,689  142,126
   Depreciation expense       $   120       120      360      360
   Insurance                  $     0         0        0    2,394
   Office expenses and postage$   803       718    2,020    4,101
   Legal and accounting expenses $  0         0        0   29,352
   Rent expense               $12,183    11,856   36,549   35,568
   Marketing                  $     0    30,400        0   30,400
   Transfer and filing fees   $   250       215    1,433    1,129

   TOTAL OPERATING EXPENSES   $77,919   107,875  234,051  245,430

NET INCOME(LOSS) BEFORE
   OTHER EXPENSES            $(77,919)(107,875)(234,051)(245,430)

OTHER INCOME AND (EXPENSES):
   Interest Income           $ 2,363     2,370    7,089    7,103
   Interest (Expense)         (1,200)   (1,200)  (3,600)  (3,600)

TOTAL OTHER INCOME AND
   (EXPENSES)                  1,163     1,170    3,489     3,503

NET INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES          (76,756) (106,705)(230,562)(241,927)

ESTIMATED PROVISION FOR
   INCOME TAXES                    0         0        0       689

   NET INCOME (LOSS)      $(76,756)$(106,705)$(230,562)$(242,616)

NET INCOME (LOSS) PER
SHARE                     $ (0.02)  $  (.028)  $  (.06) $  (.064)

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING  3,888,435 3,824,935 3,881,185 3,823,335

The accompanying notes are an integral part of these financial statements.
                              W3 GROUP, INC.
                           CASH FLOW STATEMENTS
For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

                                          Cash Flow Statements

                                     September 30,  September 30,
                                             2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                    $ (230,562)    $ (242,616)
Adjustments to reconcile
net loss to net cash flow
from operating activities:
  Depreciation and amortization             360            360
  (Increase)in receivable                (4,936)        (4,764)

  (Increase)in prepaid expenses         154,689       (309,374)
  Increase in due to Ameristar
    Capital Corporation                  39,049         51,324
  Increase in payables                   37,694         59,792
  Decrease in deferred offering costs         0         17,929
  Decrease in rent receivable                 0            551
  Increase in accrued interest            3,600          3,600

Cash Provided (Used)
   by Operating Activities           $     (106)     $ (423,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) in common stock issuable                   (50,000)
   Proceeds from issuance of Common      65,198         412,500
  Stock and conversion of Preferred
  Stock to Common Stock
   Decrease in Preferred Stock from
  conversion to Common Stock            (65,198)              0
Net Cash Provided by Financing
  Activities                         $        0      $  362,500

Net Increase (Decrease)in Cash       $     (106)     $  (60,698)

CASH, BEGINNING OF THE PERIOD        $      120      $   60,826

CASH, END OF THE PERIOD              $       14      $      128


The accompanying notes are an integral part of these financial statements.

                                        W3 GROUP, INC.
                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              Statement of Stockholders' Equity
                         for the Nine Months Ended September 30, 2001

                 Preferred Series B
                 Stock Non-   Convertible
                 Dividend     Preferred                                            Total
                 Bearing      Stock    Common Stock Common  Additional             Stockholders'
                 Series B     Purchase Number of   Stock    Paid-in    Deficit     Equity
                 Convertible Warrants Shares       Amount   Capital    Accumulated (Deficit)
Balance,
January 1, 2001     $594,560    $325,600 3,844,935  1,017,557  $34,625   $(1,962,790)$  9,552

87,000 shares of
Series B Convertible
Preferred Stock
converted to
Common Stock
(first quarter)      (65,198)               43,500      65,198


Net loss for the
Nine Months Ended
September 30, 2001        --          --        --          --      --       (230,562) (230,562)

Balance,
September 30, 2001  $529,362    $325,600 3,888,435  $1,082,755 $34,625     (2,193,352)
(221,010)




            The accompanying notes are an integral part of these financial statements.

                        W3 GROUP, INC.
              NOTES TO THE FINANCIAL STATEMENTS
           FOR THE PERIOD ENDED September 30, 2001

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

On April 21, 1999, the Company entered into an Agreement and Plan of Share Exchange with W3 Group, Inc. a Delaware corporation which was formed to acquire and develop young companies whose businesses involved the development of Internet related technology and applications. Effective October 1, 1999, the Agreement was completed and the Company changed its name to W3 Group, Inc. (See Note 8).

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

On October 24, 1997, the Company completed a Private Placement Offering of 450,000 non dividend bearing, no par value, Series B Convertible Preferred Shares. All of the shares were sold by the Company and no Placement Agent was involved in this Offering.
The shares were sold at a purchase price of $.3125 per share and the Company realized proceeds of $130,633 from the Offering, net of offering expenses in the amount of $9,992. The shares were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each Preferred Share is convertible into one and one quarter (1.25) shares of the Company's Common Stock, no par value, at the election of the Preferred Shareholder at any time after thirteen months from the date of issuance thereof and for a period of four years thereafter, ending on October 14, 2002. As discussed below, the conversion right of the Series B Preferred Shares has been adjusted as a result of a one for thirty reverse split of the Company's Common Stock on October 1, 1999.

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

On August 12, 1998, the Company completed a Private Placement of 337,600 Series B Convertible Preferred Stock Purchase Warrants. All of the Warrants were sold by the Company and no Placement Agent was involved in this Offering. The Warrants were sold at a purchase price of $1.00 per Warrant and the Company realized proceeds of $325,600 from the Offering, net of offering expenses in the amount of $12,000. The Warrants were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each warrant entitles the holder thereof to purchase one Series B Convertible Preferred Share at a price of $3.00 per share during the period commencing thirteen months after the date of the issuance thereof and continuing until February 1, 2002. The warrants are redeemable by the Company at any time after thirteen months after their issuance and prior to their expiration at a price of $0.05 per warrant, upon 30 days prior written notice, provided that the closing sale price of the shares as reported on the NASD Electronic Bulletin Board shall have been at least $4.80 (160% of the exercise price of the warrants) on each of the 20 consecutive trading days ending on the tenth day prior to the day on which the notice of redemption is given.

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

Effective October 1, 1999, the Agreement and Plan of Share Exchange (the "Agreement") with W3 Group, Inc. a privately owned company, was completed. (See Note 8). Under the terms of this Agreement, Concorde acquired 100 percent of the capital stock of W3 Group, Inc. in exchange for an equal number of shares (3,250,000) of Concorde's post split Common Stock. W3 Group, Inc, became a wholly owned subsidiary of Concorde, and Concorde changed its corporation name to W3 Group, Inc.

Also, on October 1, 1999, the reverse split of Concorde's Common Stock on the basis of one new share for each 30 existing shares was effected. The number of outstanding shares of Concorde's Series B Convertible Preferred Stock and Series B Convertible Preferred Stock Purchase Warrants remained unchanged, however, the conversion feature has been adjusted to reflect the reverse split.

As per the Agreement, a special distribution of 520,056 Common Stock Purchase Warrants was made on October 4, 1999 to holders of the registrant's Common Stock, Series B Convertible Preferred Stock, and Series B Convertible Preferred Stock Purchase Warrants. The special distribution was made on the basis of one Common Stock Purchase Warrant for each ten shares of Common Stock (pre-reverse split) either outstanding as of September 30, 1999 or committed to be issued upon conversion of the then outstanding Preferred shares, or the currently outstanding Warrants to purchase Preferred Shares. The Common Stock Purchase Warrants are callable and each represent the right to purchase one share of Common Stock at a price of $6.00 per share during the exercise period, which is from the date of their issuance until October 1, 2001. None of the Common Stock Purchase Warrants were exercised during the exercise period and all of them expired on October 1, 2001, subsequent to the period covered by the report (See "Note 10 - Subsequent Event").

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

Note 6 - RELATED PARTY TRANSACTIONS

The Company has received advances of monies for its operating expenses from an affiliated company, Ameristar Group
Incorporated. W3 is leasing office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months. (See Note 5)

The Company has incurred consulting fees of $223,833 to its Executive Vice President, and $45,000 to "Ameristar" (an affiliate corporation) since the beginning of 1996.

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

Note 10 - SUBSEQUENT EVENT

On October 1, 2001, subsequent to the period covered by this report, all of the 520,056 Common Stock Purchase Warrants then outstanding expired. These Warrants had been issued by the Company on October 4, 1999 and none had been exercised (See Note 3 - "CAPITALIZATION").

ITEM 2: Management's Discussion and Analysis of Financial
Conditions and Results of Operations:

Results of Operations

The Company did not have any revenue during the three and nine month periods ended September 30, 2001, or during the comparable periods for the prior year.

Operating expenses for the three month period ended September 30, 2001 were $77,919, a decrease of $29,956 from the prior year's period, resulting primarily from decreased professional fees and marketing expenses.

The net loss for the three month period ended September 30, 2001 was $76,756 compared to a net loss of $106,705 for the comparable period in the prior year, a decreased loss of $29,949, resulting from the aforementioned decrease in operating expenses.

The net loss for the nine month period ended September 30, 2001 was $230,562, a decreased loss of $12,054 from the prior year's comparable period, resulting primarily from decreased marketing expenses of $30,400, decreased professional fees of $29,352, decreased office and insurance expenses of $4,475 and increased consulting expenses of $51,563.

The total cash and cash equivalents at March 31, 2001 totalled $14 compared to $120 at December 31, 2000, a decrease of $106 Accounts Payable at September 30, 2001 totalled $239,335 compared to $201,641 at December 31, 2000, an increase of $37,694, which resulted from consulting expenses.

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

Liquidity and Capital Resources

At September 30, 2001, the Company had an insignificant amount of cash totalling $14. There is no assurance that the Company will be able to raise the amount of capital needed to meet its working capital needs.

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

Date:   October 25, 2001           By:/s/ Robert Gordon

                                   Robert Gordon
                                   Acting President
                                   Executive Vice President
                                   Principal Financial Officer