Form 10QSB/A
period 2001-09-30
W3 GROUP INC
filed 2001-12-06
CIK 832488

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

Form 10-QSB/A Quarterly Report

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

W3 GROUP, INC.

BALANCE SHEETS

(Unaudited) Audited

September 30, December 31,

2001 2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents $ 14 $ 120

Prepaid Expenses 103,124 257,813

Loan Receivable (Note 7 and 9) 0 157,522

Interest Receivable (Note 7) 0 14,191

Rent Receivable 0 1,102

TOTAL CURRENT ASSETS: $ 103,138 $ 430,748

Fixed assets, net of accumulated

depreciation of 2,137 and $1,777 $ 359 $ 719

TOTAL ASSETS $ 103,497 $ 431,467

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

September 30, 2001 and

December 31, 2000

Additional paid-in-capital 34,625 34,625

Retained earnings(Deficit) (2,371,103) (1,962,790)

TOTAL STOCKHOLDERS' EQUITY(DEFICIT) (398,761) 9,552

TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY(DEFICIT) $ 103,497 $ 431,467

The accompanying notes are an integral part of these financial statements.

W3 GROUP, INC.

STATEMENT OF OPERATIONS (Unaudited)

For the Three For the Nine

Months Ended Months Ended

September 30, September 30,

2001 2000 2001 2000

REVENUES $ 0 $ 0 $ 0 $ 0

OPERATING EXPENSES:

Consulting $ 64,563 64,563 193,689 142,126

Depreciation expense $ 120 120 360 360

Insurance $ 0 0 0 2,394

Office expenses and postage $ 803 718 2,020 4,101

Legal and accounting expenses $ 0 0 0 29,352

Rent expense $ 12,183 11,856 36,549 35,568

Marketing $ 0 30,400 0 30,400

Bad debt expense (Notes 7 and 9) $177,751 0 177,751 0

Transfer and filing fees $ 250 215 1,433 1,129

TOTAL OPERATING EXPENSES $255,670 107,875 411,802 245,430

NET INCOME(LOSS) BEFORE

OTHER EXPENSES $(255,670) (107,875) (411,802) (245,430)

OTHER INCOME AND (EXPENSES):

Interest Income $ 2,363 2,370 7,089 7,103

Interest (Expense) (1,200) (1,200) (3,600) (3,600)

TOTAL OTHER INCOME AND (EXPENSES) 1,163 1,170 3,489 3,503

NET INCOME (LOSS) BEFORE PROVISION

FOR INCOME TAXES (254,507) (106,705) (408,313) (241,927)

ESTIMATED PROVISION FOR

INCOME TAXES 0 0 0 689

NET INCOME (LOSS) $(254,507) $(106,705) $(408,313)$(242,616)

NET INCOME (LOSS) PER SHARE $ (0.066 $ (.028) $ (.105) $ (.064)

WEIGHTED AVERAGE NUMBER

OF SHARES OUTSTANDING 3,888,435 3,824,935 3,881,185 3,823,335

The accompanying notes are an integral part of these financial statements.

W3 GROUP, INC.

CASH FLOW STATEMENTS

For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Cash Flow Statements

September 30, 2001 September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) $ (408,313) $ (242,616)

Adjustments to reconcile

net loss to net cash flow

from operating activities:

Depreciation and amortization 360 360

(Increase)in receivable (4,936) (4,764)

(Increase)in prepaid expenses 154,689 (309,374)

Increase in due to Ameristar

Capital Corporation 39,049 51,324

Increase in payables 37,694 59,792

Decrease in deferred offering costs 0 17,929

Decrease in rent receivable 0 551

Increase in bad debt expense 177,751 0

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

Series B Purchase Number of Stock Paid-in Deficit Equity

Convertible Warrants Shares Amount Capital Accumulated (Deficit)

Balance,

January 1, 2001 $594,560 $325,600 3,844,935 1,017,557 $34,625 $(1,962,790)$ 9,552

87,000 shares of

Series B Convertible

Preferred Stock

converted to

Common Stock

(first quarter) (65,198) 43,500 65,198

Net loss for the

Nine Months Ended

September 30, 2001 -- -- -- -- -- (408,313) (408,313)

Balance,

September 30, 2001 $529,362 $325,600 3,888,435 $1,082,755 $34,625 (2,371,103) (398,761)

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

Note 9 - WRITE-OFF OF BAD DEBT

Pursuant to SFAS-5, "Accounting for Contingencies", the Company has written off the Loan Receivable in the amount of $157,522 and related Interest Receivable in the amount of $20,229 during the quarter ended September 30, 2001, and charged a total of $177,751 to bad debt expense (see Statement of Operations). Said loan had been made to the Company's former operating subsidiary, L'Abbigliamento, Ltd., and has been in default for over two years (see Note 7, "DIVESTITURE OF SUBSIDIARY"). Repayment of the loan and related interest cannot be reasonably assured.

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

Pursuant to SAFS-5, "Accounting for Contingencies", the Company has written off the outstanding loan receivable and related interest receivable from its former operating subsidiary, L'Abbigliamento, Ltd., since the loan has been in default for over two years, and repayment of said loan cannot be reasonably assured. A total of $177,751 was written off to bad debt expense during the period covered by this report, consisting of the loan balance of $157,522 and interest receivable in the amount of $20,229 (see Note 7, "DIVESTITURE OF SUBSIDIARY" and Note 9, "WRITE OFF OF BAD DEBT" in the financial statements contained herein).

The Company is still pursuing L'Abbigliamento, Ltd. in regard to obtaining payments toward the loan but no assurances can be made regarding any such payments.

Operating expenses for the three month period ended September 30, 2001 were $255,670, an increase of $147,795 from the prior year's period, resulting primarily from bad debt expense of $177,751 as described in the above, and decreased professional fees and marketing expenses.

The net loss for the three month period ended September 30, 2001 was $2546507,756 compared to a net loss of $106,705 for the comparable period in the prior year, an increased loss of $147,802, resulting from the aforementioned changes in operating expenses.

The net loss for the nine month period ended September 30, 2001 was $408,313, an increased loss of $165,697 from the prior year's comparable period, resulting primarily from decreased marketing expenses of $30,400, decreased professional fees of $29,352, decreased office and insurance expenses of $4,475, increased consulting expenses of $51,563, and the bad debt expenses of $177,751 as described above.

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

Date: December 5, 2001 By:/s/ Robert Gordon

Robert Gordon

Acting President

Executive Vice President

Principal Financial Officer