Form 10KSB
period 2001-12-31
W3 GROUP INC
filed 2002-04-30
CIK 832488

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                  of  the Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 2001

                      Commission File Number: 0-27083

                                W3 GROUP, INC.
            (Exact name of Registrant as specified in its Charter)

            Colorado                                    84-1108035
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

           444 Madison Avenue, Suite 2904, New York, New York 10022
           (Address of principal executive offices)       (zip code)

                               (212) 750-7878
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:
    Title of each class:           Name of each exchange on which registered:
    Common Stock, no par value     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. At March 15, 2002, 3,892,085 shares of Common Stock, no par value, were outstanding.

The aggregate market value of the voting stock held by non-affiliates of registrant on March 15, 2002 was $71,115.



                                  FORM 10-KSB
                               December 31, 2001
                                 W3 GROUP, INC.

                              TABLE OF CONTENTS

Item
 No.    Description                   					  Page

	FORWARD LOOKING STATEMENTS

        PART I

1.  	Business      						            1
2.  	Properties               					    3
3. 	Legal Proceedings	       		   	            	    3
4. 	Submission of Matters to a Vote of Security Holders                 3

        PART II

5.   	Market for Registrant's Common Equity and Related
	Stockholder Matters 	      					    4
6.   	Selected Financial Information		    	  	            5
7.   	Management's Discussion and Analysis of
	Financial Condition and Results of Operations  	                    6
8.  	Financial Statements 				                    7
9.   	Disagreements on Accounting and Financial Disclosure                7

        PART III

10.  	Directors and Executive Officers of the Registrant     	            8
11.  	Executive Compensation         			        	   10
12.  	Security Ownership of Certain Beneficial Owners and Management 	   10
13.  	Certain Relationships and Related Transactions       		   11

        PART IV

14.  	Exhibits, Financial Statement Schedules and Reports on Form 8-K	   12

	Signatures                 				           13

	PART F/S						  F-1 to F-15


                          FORWARD LOOKING STATEMENTS

	Some of the information contained in this report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                    PART I

ITEM 1. BUSINESS

Introduction

	W3 Group, Inc. ("Registrant" or the "Company" or "W3") was formed in 1988 under the laws of the state of Colorado for the purpose of participating, either through acquisition or merger, in a viable business opportunity. Registrant has since its inception been evaluating various privately held companies which management believed could be viable business opportunities.

	On September 23, 1996, the Company, then named Concorde Strategies Group, Inc.("Concorde"), entered into an Agreement and Plan of Reorganization pursuant to which it acquired 100 percent of the issued and outstanding capital stock of Concorde Management, Ltd. ("CML") and its wholly owned subsidiary, L'Abbigliamento, Ltd. This acquisition was concluded as of July 1, 1997. L'Abbigliamento, Ltd., a New York based distributor of Italian made men's apparel, was later divested by the Company, effective March 31, 1999 (Refer to "Note 7 - DIVESTITURE OF SUBSIDIARY").

	In 1999, the Company decided to reorganize and focus its acquisition efforts on Internet related technology companies. Accordingly, Concorde entered into an Agreement and Plan of Share Exchange with W3 Group, Inc., a privately held company, and said Agreement became effective on October 1, 1999, after approval by shareholders. At that time, Concorde changed its corporation name to W3 Group, Inc. (Refer to Form 8-K filed on October 15, 1999).
Present Overview

	W3 intends to acquire, finance, and restructure profitable companies that can utilize the Internet to expand their business and distribution channel. As a result of the significant changes in the Internet industry, the Company's focus is no longer on Internet related companies. The Company is seeking to acquire companies that would become wholly owned, or majority owned, subsidiaries of W3. W3 intends to concentrate on existing companies that have proven markets, profitability, and management. The Company's goal is to provide a platform for selected companies to expand their markets, strengthen internal functions by providing consulting services and professional management support, and expansion capital, while allowing the companies to continue management of daily operations.

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

	The Company's intended marketplace is rapidly changing and highly competitive, and it is expected that this competition will persist and intensify in the future, New competitors may emerge and rapidly acquire significant market share. Competitors may be able to respond more quickly than the Company to new or emerging technologies and changes in the marketplace.

ITEM 2. PROPERTIES

Facilities

	The Company utilized the offices and business facilities of Ameristar Group Incorporated ("Ameristar"), a privately held corporation principally owned and controlled by two Directors of the Company, at a monthly rental of $4,061 until September 30, 2001, and thereafter on a month to month basis at a monthly cost of $2,500. (See "Note 5 - LEASES AND OTHER COMMITMENTS".)

Employees

	The Company's employees consist of its officers. The outside Directors are engaged in other business activities and devotes so much of their time to the affairs of the Company as is required.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS

	The Company's Common Stock trades under the symbol "WWWG" and the Series B Convertible Preferred Stock trades under the symbol "WWWGP" on the OTC Electronic Bulletin Board. The number of record shareholders on December 31, 2001 for the Company's Common Stock was 399 and for its Series B Convertible Preferred Stock was 26 shareholders. There currently are 10 market makers for the Company's Common Stock and 7 market makers for its Series B Convertible Preferred Stock.

	The following tables show for the periods indicated the approximate range of high and low bid quotes for the Common Stock and Series B Convertible Preferred Shares obtained from the OTC Electronic Bulletin Board and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

COMMON STOCK TRADING HISTORY

				       2000		       2001
				  High      Low  	  High      Low
Quarter ended March 31		$8.5000	  $1.5000	$0.1000	  $0.0800
Quarter ended June 30		$1.5000	  $0.7500	$0.0500	  $0.0400
Quarter ended September 30	$1.2500	  $0.2500	$0.0500	  $0.0400
Quarter ended December 31	$1.2500	  $0.3750	$0.0400	  $0.0300

SERIES B CONVERTIBLE PREFERRED SHARE TRADING HISTORY

				       2000		       2001
			          High      Low  	  High      Low
Quarter ended March 31		$2.1250	  $0.5000	$0.0500	  $0.0400
Quarter ended June 30		$0.7000	  $0.1875	$0.0400	  $0.0300
Quarter ended September 30	$0.1875	  $0.0625	$0.0300	  $0.0100
Quarter ended December 31	$0.1250	  $0.0625	$0.0300	  $0.0100

	The Company has not paid any dividends and, there are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, is determined by the Board of Directors based upon conditions then existing. There are no restrictions on the Company's ability to pay dividends.

	All of the Company's issued and outstanding 520,056 Common Stock Purchase Warrants expired on October 1, 2001 and none of such Warrants had been exercised. (See "Reorganization of Business Operations" and "Note 3 - CAPITALIZATION".)

	Subsequent to the period covered by this report, on February 1, 2002, all of the Company's then outstanding 337,600 Series B Convertible Stock Purchase Warrants expired, with none of said Warrants having been exercised. (See "Note 3 - CAPITALIZATION" and "Note 10 - SUBSEQUENT EVENT".)

ITEM 6.  SELECTED FINANCIAL INFORMATION

Summary Balance Sheet Data:  YEAR ENDED DECEMBER 31,

                     2001         2000          1999        1998        1997
Total Assets     $   51,800   $  440,375    $  247,263  $3,598,222  $3,440,634
Total Current
  Assets             51,561      439,656       228,136   3,454,374   3,341,282
Total Liabilities   524,070      421,915       287,780   2,041,520   2,276,451

Retained Earnings
  (Deficit)	 (2,444,612)  (1,953,882)   (1,650,359)   (263,995)   (111,164)
Stockholders'
  Equity    	 $ (472,270)  $   18,460    $  (40,517) $1,556,702  $1,164,183

Summary Earnings Data:  YEAR ENDED DECEMBER 31,

                     2001         2000          1999        1998        1997
Revenues         $        0   $        0    $  837,486  $3,845,393  $1,827,502
Cost of
  goods sold		  0            0       595,713   3,043,546   1,419,701
Selling,
  general &
  administrative
  expense 	    477,022	 327,398     1,124,623     899,077     495,162
Income (Loss) from
  operations	   (477,022)    (327,398)     (882,850)	   (97,230)    (87,361)
Net Income (Loss)  (481,822)    (312,431)     (869,904)	  (152,831)   (100,361)
Earnings (Loss)
  per Share	     (0.125)       (.085)         (.91)     ( 1.32)*     (1.64)*

 * Adjusted for reverse split of Common Stock on October 1, 1999, on 1-30 basis.

	The foregoing is selected financial information only, and is qualified by the financial statements and the notes thereto, in their entirety, which are set forth elsewhere in this Report. The selected financial information for 1997 includes the results of the Company's subsidiary, L'Abbigliamento, Ltd. from July 1, 1997, the effective date of the acquisition. The 1999 totals include the results of L'Abbigliamento, Ltd. for the first quarter only since the subsidiary was divested effective March 31, 1999.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS

Results of Operations

	The Company did not have any revenue during the year 2000 or 2001.

	Pursuant to SFAS-5, "Accounting for Contingencies", the Company has written off the outstanding loan receivable and related interest receivable from its former operating subsidiary, L'Abbigliamento, Ltd., since the loan has been in default for over two years, and repayment of said loan cannot be reasonably assured. A total of $177,751 was written off to bad debt expense during the quarter ended September 30, 2001, consisting of the loan balance of $157,522 and interest receivable in the amount of $20,229 (See "Note 7 - DIVESTITURE OF SUBSIDIARY" and "Note 9 - WRITE OFF OF BAD DEBT".)

	The Company is still pursuing L'Abbigliamento, Ltd. in regard to obtaining payments toward the loan but no assurances can be made regarding any such payments.

	Operating expenses for 2001 were $477,022 compared to $327,398 in 2000, an increase of $149,624 from the prior year, resulting primarily from increased consulting fees and the write off of the loan to L'Abbigliamento, Ltd. as described above.

	The net loss for the twelve month period ended December 31, 2001 was $481,822 compared to a net loss of $312,431 for the prior year period, an increase of $169,391, reflecting the increased operating expenses.

	The Company had no cash and cash equivalents at December 31, 2001, compared to $120 at December 31, 2000. Accounts payable at December 31, 2001 totaled $252,447, compared to $201,641 at December 31, 2000, an increase of $50,806 resulting from expenses accrued for rent and consulting fees.

	The Company is continuing to look for suitable acquisition candidates. As of the date of this Report, no additional acquisition candidates have been found, and there is no assurance that any candidates will be found.

Liquidity and Capital Resources

	At the end of fiscal 2001, the Company had no cash. The Company has received an audit option which includes a "going concern" risk, which raises substantial doubt regarding the Company's ability to continue as a going concern. Management is re-evaluating business opportunities and looking for a new direction for the Company.

General Risk Factors Affecting the Company

	Various factors could cause actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this document), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to the following:

	*	Rapidly changing business environment.
	*	Intense competition within the market place.
	*	Many well established companies and smaller entrepreneurial
		companies have significant resources that will compete with the Company's limited resources in the acquisition of companies.
	*	There can be no assurance that the Company will be able to
		compete successfully in the acquisition of subsidiary companies.
	*	The management of growth is expected to place significant
		pressure on the Company's managerial, operational, and
		financial resources.
	*	The Company will not be able to accomplish its growth strategy
		if it is not able to consummate future acquisitions and raise
		capital.
	*	The Company may not be able to operate as a going concern.
		Refer to independent auditor's report accompanying the Company's financial statements and Note 10 to financial statements.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Audited financial statements for the fiscal years ended August 31, 20001 and 2000 are submitted herein as PART F/S on Pages F-1 to F-14.

ITEM  9.  DISAGREEMENTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE

	None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The executive officers and directors of the Company are as follows:

Name			Age	Position(s) Held

Robert Gordon		66	Executive Vice President
Martin I. Saposnick	55	Director of Corporate Development and Director
Joseph J. Messina	47	Director
William C. Hayde	41	Secretary, Director

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

ITEM  11.  EXECUTIVE COMPENSATION

	The Company accrued consulting fees of $1,000 per week for Mr. Robert Gordon, Executive Vice President, through December 31, 2001. In 1998, Robert Gordon was President of the Company and received wages of $30,330 and consulting fees of $15,000. As of December 31, 2001, the Company has accrued obligations for payments to Mr. Gordon of $190,733. No other officers or directors received compensation during 2001.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

	The following chart sets forth, at the date of this report, information with respect to (1) any person known by the Company to own beneficially more than five (5%) percent of the Company's Common Stock, based on 3,892,085 shares issued and outstanding as of December 31, 2001; (2) Common Stock owned beneficially by each officer or director of the Company; and (3) the total of the Company's Common Stock owned beneficially, directly or indirectly, by the Company's officers and directors as a group.

 				Number of shares of
		Name		Common Stock Owned 	Percentage of Class

Sirbu Enterprises, LLLP
  A Colorado Limited Liability
	Limited Partnership (4)
  16414 Sandstone Dr.
  Morrison, CO 80465			525,000			13.49%

Wilmont Holdings Corp.(5)*
  33 Wilputte Place
  New Rochelle, NY 10804		630,000			16.19%

Lomar Corp.(6)*
  21 Schermerhorn
  Brooklyn, NY 11201			625,000			16.06%

Thomas C. Hushen
  33278 Bluebell Circle
  Evergreen, CO 80439			500,000			12.85%

William C. Hayde*
  76 Cliff Road
  Belle Terre, NY 11777			300,100			 7.71%

Robert Gordon*
  201 East 19th Street
  New York, NY 10003			103,667			 2.66%

Dunhill Limited (7)*
  444 Madison Avenue
  New York, NY 10022			3,333			 0.08%

Remsen Group Ltd. (8)*
  21 Schermerhorn Street
  Brooklyn, NY 11201			7,617			 0.20%

Officers and Directors
as a Group (4 Persons)(3)	    1,669,717	 		42.90%

* Officer and/or Director
__________________________

(1)	Persons beneficially owning more than 5% of the Company's Common Stock.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The Company currently utilizes the offices and facilities of Ameristar Group Incorporated ("Ameristar"), a privately held corporation principally owned and controlled by two directors of the Company, on a month to month basis at a monthly rate of $2,500. The Company did not make any payments to Ameristar during the current year ended December 31, 2001. (Refer to "PART I, ITEM 2. PROPERTIES").


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
	  REPORTS ON FORM 8-K

(a)  1. The following documents are filed in PART F/S, as a part of this
	   report on pages F-1 to F-14.

     PART F/S

     Financial Statements;

     Auditors Report of Janet Loss, C.P.A., P.C. dated April 25, 2002 together with;

     Balance Sheet as of December 31, 2001 and 2000;

     Statement of Operations for the years ended December 31, 2001 and 2000;

     Statement of Stockholders' Equity for the years ended December 31, 2001 and 2000;

     Statement of Cash Flow for the years ended December 31, 2001 and 2000; and

     Notes to Financial Statements.

     2. Financial Statement Schedules.

     All applicable information is contained in the financial statements or notes thereto.

     3. Exhibits: None.

(b)  Form 8-K filings: None.


                                  SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 		W3 GROUP, INC.


Dated: April 25, 2002  	    By: /s/ Robert Gordon
			        ----------------------------------------------
				Robert Gordon
				Acting President and Executive Vice President
				Principal Financial Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 25, 2002  	    By: /s/ Martin I. Saposnick
                                ----------------------------------------------
				Martin I. Saposnick
				Director of Corporate Development and
				Director


Dated: April 25, 2002  	    By: /s/ Joseph J. Messina
				----------------------------------------------
				Joseph J. Messina
				Director


Dated: April 25, 2002	    By: /s/ William C. Hayde
				----------------------------------------------
				William C. Hayde
				Director



                                   PART F/S

               For the Years Ended December 31, 2001 and 2000
								     Reference

Report of Janet Loss, C.P.A., P.C.,
    Independent Certified Public Accountant				F-2

Balance Sheets                 						F-3

Statements of Operations                                		F-5

Statements of Cash Flows                               	 		F-6

Statements of Stockholder's Equity					F-7

Notes to Financial Statements               			F-9 to F-14



                           Janet Loss, C.P.A., P.C.
                         Certified Public Accountant
                      1780 S Bellaire Drive, Suite 500
                            Denver, Colorado 80222

Board of Directors
W3 Group, Inc.
444 Madison Avenue, Suite 2904
New York, New York 10022

	I have audited the accompanying balance sheet of W3 Group, Inc.
as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

	I conducted my audit in accordance with generally accepted accounting standards in the United States of America. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

	In my opinion, based upon my audit, the financial statements at December 31, 2001 and 2000, and referred to above present fairly, in all material respects, the financial position of W3 Group, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles applied on a consistent basis.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred recurring losses from operations and has no cash. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Janet Loss
Janet Loss, C.P.A., P.C.
April 25, 2002


                                 W3 GROUP, INC.

                                BALANCE SHEETS

               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                    ASSETS

					  	    2001	    2000
CURRENT ASSETS:
     Cash and cash equivalents 			$        0      $      120
     Prepaid Expenses				5    1,561	   257,813
     Loan Receivable (Note 8 and 10)			 0	   157,522
     Interest Receivable (Note 8 and 10)	         0	    14,191
     Rent Receivable	                                 0	     1,102

     TOTAL CURRENT ASSETS:  			$   51,561	$  430,748

     Fixed assets, net of accumulated
       depreciation of 2,257and 1,777		$      239	$      719

          TOTAL ASSETS 				$   51,800	$  431,467



                                 W3 GROUP, INC.

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

						    2001	    2000
CURRENT LIABILITIES:
     Accounts payable				$  252,447	$  201,641
     Accrued interest				    11,454	     6,654
     Stockholders' loans			    40,000	    40,000
     Due to Ameristar Group, Inc.		$  220,169	$  173,620

       TOTAL CURRENT LIABILITIES		$  524,070	$  421,915

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, no par value, 100,000,000 shares authorized

    Series B Convertible, non-dividend
    bearing, 699,060 and 793,360 shares issued
    and outstanding				$  523,891	$  594,560

    Series B Convertible Preferred Stock
    Purchase Warrants issued and outstanding	   325,600	   325,600

    Common stock, no par value, 500,000,000
    shares authorized, 3,892,085 and 3,844,935
    shares issued and outstanding as of
    December 31, 2001 and 2000			 1,088,226	 1,017,557

     Additional paid-in-capital     		    34,625	    34,625

     Retained earnings (Deficit)	        (2,444,612)     (1,962,790)

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	  (472,270)	     9,552

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$   51,800	$  431,467



                                 W3 GROUP, INC.

                           STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

						    2001	    2000
REVENUES:					$        0	$        0

OPERATING EXPENSES:
     Consulting					$  258,252	$  206,688
     Depreciation and amortization		       480	       479
     Insurance						 0	     2,393
     Office					     1,320	     5,639
     Legal and Accounting				 0	    28,102
     Rent					    44,049	    47,751
     Transfer and filing fees			     2,259	     2,783
     Marketing						 0	    33,563
     Bad Debt Expense	             		   170,662	         0
     TOTAL OPERATING EXPENSES			$ (477,022)	$  327,398

(LOSS) FROM OPERATIONS				  (477,022)	  (327,398)

OTHER INCOME AND (EXPENSES):
     INTEREST INCOME					 0	     9,451
     INTEREST (EXPENSE)				    (4,800)	    (4,800)
     FORGIVENESS OF DEBT	                         0	    11,005
     TOTAL OTHER INCOME AND (EXPENSES)	            (4,800)	    15,656

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	  (481,822)	  (311,742)
PROVISION FOR INCOME TAXES	                         0	       689
NET (LOSS)					$ (481,822)	$ (312,431)
NET (LOSS PER SHARE)				$   (0.125)	$   (0.085)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	 3,871,222	 3,681,357



                                W3 GROUP, INC.

                            CASH FLOW STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

						    2001	    2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss					$ (481,822)	$ (312,431)
Adjustments to reconcile net loss to
  net cash flow from operating activities:
    Depreciation and amortization		       480	       479
Decrease (Increase) in prepaid expenses		   206,252	  (257,813)
Increase in Due to Ameristar Group		    46,549	    66,001
Decrease in Loan Receivable	                   157,522	         0
Decrease (Increase) in Interest Receivable	    14,191	    (9,451)
Decrease (Increase) in Rent Receivable	             1,102	     3,946
(Increase) in Deferred Offering Costs	                 0	    17,929
(Decrease) Increase in payables	                    55,606	    68,134
CASH USED BY OPERATING ACTIVITIES	              (120)	  (423,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds and (Return) of
  Common Stock Issuable		  			 0	   (50,000)
Proceeds from Issuance of Common Stock and
  conversion of Preferred Stock to Common Stock	    70,669	   532,025
Decrease in Preferred Stock
  due to Conversion to Common Stock	           (70,669)	  (119,525)
NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES	                                 0	   362,500

NET INCREASE (DECREASE) IN CASH			      (120)	   (60,706)

CASH, BEGINNING OF THE PERIOD	                       120	    60,826

CASH, END OF THE PERIOD	               		$        0	$      120


                                W3 GROUP, INC.

               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                               	Preferred 	Series B
                               	Stock		Convertible
                               	Non-Dividend	Preferred	Common										Total
                               	Bearing		Stock		Stock		Common		Common		Additional			Stockholders'
                               	Series B	Purchase	Number of	Stock		Stock		Paid-in		Deficit		Equity
                               	Convertible	Warrants	Shares		Amount		Issuable	Capital		Accumulated	(Deficit)
				------------    ------------    ------------    ------------	------------	------------	------------	-------------
Balance, January 1, 2000	$   791,383	$   325,600	   3,413,582	$   408,234	     50,000	$    34,625	$(1,650,359)	$    (40,517)

25,812 shares of Series B
converted to Common Stock
(first quarter)			$   (19,344)	     		      13,317	$    19,344

300,000 shares issued for
consulting services on
April 27, 2000					   		     300,000	$   412,500							$    412,500

Return of Private Placement
Proceeds on May 3, 2000										    (50,000)					$    (50,000)

190,428 shares of Series B
Convertible Preferred Stock
converted to Common Stock
(second quarter)		$  (142,707)			      94,836	$   142,707

6,400 shares of Series B
Convertible Preferred Stock
converted to Common Stock
(third quarter)			$    (4,796)			       3,200	$     4,796

40,000 shares of Series B
convertible Preferred Stock
converted to Common Stock
(fourth quarter			$   (29,976)			      20,000	$    29,976

Net Loss for the year ended
December 31, 2000	        ------------    ------------	------------	------------	------------	------------	$  (312,431)	$  (312,431)

Balance, December 31, 2000	$   594,560	$    325,600	   3,844,935	$ 1,017,557	          0	$     34,625	$(1,962,790)	$     9,552

          2001

87,000 shares of Series B
Convertible Preferred Stock
converted to Common Stock
(first quarter)			$   (65,198)	  		      43,500	$    65,198

7,300 shares of Series B
Convertible Preferred Stock
converted to Common Stock
(fourth quarter)		$    (5,471)		  	       3,650	$     5,471

Net Loss for the year ended
December 31, 2001	        ------------    ------------	------------	------------	------------	------------	$  (481,822)	$  (481,822)

Balance, December 31, 2001	$   523,891	$   325,600	   3,892,085	$  1,088,226	           0	$     34,625	$(2,444,612)	$  (472,270)
				------------	------------	------------	------------	------------	------------	------------	------------

                                W3 GROUP, INC.

                     NOTES TO THE FINANCIAL STATEMENTS

                  FOR THE PERIOD ENDED DECEMBER 31, 2001

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

	L'Abbigliamento, Ltd. is a New York State corporation which was incorporated in March, 1992. L'Abbigliamento, Ltd. commenced operations in August of 1992 as an importer of fine men's clothing. In October of 1995 Vista International Ltd., incorporated in the Cayman Islands, was organized to acquire raw material and to sell finished goods to areas outside the United States. Effective July 1, 1997 L'Abbigliamento, Ltd. and Vista International Ltd.
were acquired through an exchange of stock by Concorde Strategies Group, Inc.
As a result of the Company's changed focus, an agreement for the divestiture of L'Abbigliamento, Ltd. effective March 31, 1999, was approved by shareholders on August 12, 1999, (see "Note 7 - DIVESTITURE OF SUBSIDIARY" and "Note 8 - MERGER AND ACQUISITIONS") and the divestiture was completed.

	On April 21, 1999, the Company entered into an Agreement and Plan of Share Exchange with W3 Group, Inc. a Delaware corporation which was formed to acquire and develop young companies whose businesses involved the development of Internet related technology and applications. Effective October 1, 1999, the Agreement was completed and the Company changed its name to W3 Group, Inc.
(See "Note 8 - MERGER AND ACQUISITIONS".)

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

	On August 12, 1998, the Company completed a Private Placement of 337,600 Series B Convertible Preferred Stock Purchase Warrants. All of the Warrants were sold by the Company and no Placement Agent was involved in this Offering. The Warrants were sold at a purchase price of $1.00 per Warrant and the Company realized proceeds of $325,600 from the Offering, net of offering expenses in the amount of $12,000. The Warrants were sold through a Private Placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each warrant entitled the holder thereof to purchase one Series B Convertible Preferred Share at a price of $3.00 per share during the period commencing thirteen months after the date of the issuance thereof and continuing until February 1, 2002. (See "Note 10 - SUBSEQUENT EVENT".)

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

	Effective October 1, 1999, the Agreement and Plan of Share Exchange
(the "Agreement") with W3 Group, Inc. a privately owned company, was completed. (See "Note 8 - MERGER AND ACQUISITIONS".) Under the terms of this Agreement, Concorde acquired 100 percent of the capital stock of W3 Group, Inc. in exchange for an equal number of shares (3,250,000) of Concorde's post split Common Stock. W3 Group, Inc, became a wholly owned subsidiary of Concorde, and Concorde changed its corporation name to W3 Group, Inc.

	Also, on October 1, 1999, the reverse split of Concorde's Common Stock on the basis of one new share for each 30 existing shares was effected. The number of outstanding shares of Concorde's Series B Convertible Preferred Stock and Series B Convertible Preferred Stock Purchase Warrants remained unchanged, however, the conversion feature has been adjusted to reflect the reverse split.

	As per the Agreement, a special distribution of 520,056 Common Stock Purchase Warrants was made on October 4, 1999 to holders of the registrant's Common Stock, Series B Convertible Preferred Stock, and Series B Convertible Preferred Stock Purchase Warrants. The special distribution was made on the basis of one Common Stock Purchase Warrant for each ten shares of Common Stock (pre-reverse split) either outstanding as of September 30, 1999 or committed to be issued upon conversion of the then outstanding Preferred shares, or the currently outstanding Warrants to purchase Preferred Shares. The Common Stock Purchase Warrants are callable and each represent the right to purchase one share of Common Stock at a price of $6.00 per share during the exercise period, which is from the date of their issuance until October 1, 2001. None of the Common Stock Purchase Warrants were exercised during the exercise period and all such Warrants expired on October 1, 2001.

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

	On October 1, 2001, all of the 520,056 Common Stock Purchase Warrants then outstanding expired. These Warrants had been issued by the Company on October 4, 1999 and none had been exercised.

	On February 1, 2002, subsequent to the period covered by this report, all of the 337,600 Series B Convertible Stock Purchase Warrants then outstanding expired. These Warrants had been sold by the Company on August 12, 1998 and none had been exercised. (See "Note 11 - SUBSEQUENT EVENT".)

Note 4 - PROVISION FOR TAXES ON INCOME

	The estimated provision for income taxes are based on the statutory federal and state income tax rates.

Note 5 - LEASES AND OTHER COMMITMENTS

	The Company leases its premises from Ameristar, an affiliated company, for the following annual rent expenses:

(eleven months)	November 1, 1997 thru September 30, 1998	$ 41,173
		October 1, 1998 thru September 30, 1999		  46,152
		October 1, 1999 thru September 30, 2000		  47,424
		October 1, 2000 thru September 30, 2001		  48,732
		October 1, 2001 thru December 31, 2001		   7,500
		Total Rent Commitment		               $ 190,981

	As of October 1, 2001, the Company is renting space from Ameristar on a month to month basis at a monthly cost of $2,500.

Note 6 - RELATED PARTY TRANSACTIONS

	The Company has received advances of monies for its operating expenses from an affiliated company, Ameristar Group Incorporated. W3 leased office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months, ending on September 30, 2001, and thereafter on a month to month basis. (See "Note 5 - LEASES AND OTHER COMMITMENTS".)

	The Company has incurred consulting fees of $236,833 to its Executive Vice President, and $45,000 to "Ameristar" (an affiliate corporation) since the beginning of 1996.

	The Company has issued 200,000 shares of common stock to two related privately owned companies in consideration of $.10 per share for consulting services performed on behalf of the Company. (See "Note 3 - CAPITALIZATION".)

	On January 7, 1998, the Company issued 315,000 shares of Series B Convertible Preferred Stock to certain parties who had performed services on behalf of the Company. Of that total, 222,000 shares were issued to two related privately owned companies in consideration of $.25 cents per share.

	On June 22, 1998, the Registrant issued 300,000 shares of its Common Stock to a company principally owned by a Director of the Registrant in consideration of $.47 per share for consulting services performed on behalf of the Registrant. (See "Note 3 - CAPITALIZATION".)

	On April 1, 1999, the Registrant issued 71,666 of its preferred stock to a company principally owned by a Director of the Registrant in consideration of $2.00 per share for consulting services performed on behalf of the Registrant. (See "Note 3 - CAPITALIZATION".)

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

Note 9 - WRITE OFF OF BAD DEBT

	Pursuant to SFAS-5, "Accounting for Contingencies," the Company has written off the Loan Receivable in the amount of $157,522 and related Interest Receivable in the amount of $13,140 during the quarter ended September 30, 2001, and charged a total of $170,662 to bad debt expense (see Statement of Operations). Said loan had been made to the Company's former operating subsidiary, L'Abbigliamento, Ltd., and has been in default for over two years. (See "Note 7 - DIVESTITURE OF SUBSIDIARY".) Repayment of the loan and related interest cannot be reasonably assured.

Note 10 - GOING CONCERN

	As of December 31, 2001, the Company had a stockholders' deficit of $2,444,379, and no cash. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. Management is re-evaluating business opportunities and looking for a new direction for the Company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 11 - SUBSEQUENT EVENT

	On February 1, 2002, subsequent to the period covered by this report, all of the 337,600 Series B Convertible Stock Purchase Warrants then outstanding expired. These Warrants had been sold by the Company on August 12, 1998 and none had been exercised. (See "Note 3 - CAPITALIZATION".)