Form 10QSB
period 2002-03-31
W3 GROUP INC
filed 2002-05-06
CIK 832488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549


                                  FORM 10-QSB


(Mark One)	[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13
			OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

			For the Quarterly Period Ended March 31, 2002

		[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13
			OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

			For the Transaction Period from          to

                        Commission File Number: 0-27083


                                 W3 GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Colorado
(State or Other Jurisdiction of 			84-1108035
Incorporation or Organization)	        (I.R.S. Employer Identification Number)


           444 Madison Avenue, Suite 2904, New York, New York 10022
           (Address of Principal Executive Offices)       (Zip Code)

                                (212) 750-7878
              (Registrant's Telephone Number, Including Area Code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


3,892,085 shares of Common Stock, no par value, outstanding on March 31, 2002.



                                 W3 GROUP, INC.

                         Form 10-QSB Quarterly Report

                       For Period Ended March 31, 2002


                               Table of Contents

                                                        	    	Page

PART I. 	FINANCIAL INFORMATION					  1

	Item 1. 	Financial Statements				  1

			Unaudited Balance Sheet at March 31, 2002
			and Audited Balance Sheet at December 31, 2001 	  1

			Unaudited Statements of Operations
			For Three Months Ended March 31, 2002
			and March 31, 2001				  3

			Unaudited Statements of Cash Flows
			For Three Months Ended March 31, 2002
			and March 31, 2001				  4

			Statements of Stockholders' Equity (Deficit)	  5

			Notes to Financial Statements			  6

	Item 2.  	Management's Discussion and Analysis of
	  		Financial Condition and Results of Operations	 13


PART II.  	OTHER INFORMATION					 15


SIGNATURE								 15



                                    PART I

                           FINANCIAL INFORMATION

Item 1.   Financial Statements

Basis of Presentation

	The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.



                                 W3 GROUP, INC.

                                BALANCE SHEETS

                                    ASSETS

						(Unaudited)	   Audited
						  March 31	 December 31
              					   2002              2001
						-----------      -----------
CURRENT ASSETS:
     Cash and cash equivalents		         $	 0	  $	  0
     Prepaid expenses	                                 0	     51,561
						-----------      -----------
        TOTAL CURRENT ASSETS	                 $	 0	  $  51,561

     Fixed assets, net of accumulated
        depreciation of 2,377 and $1,897         $     119	  $	239

TOTAL ASSETS					 $     119	  $  51,800
						-----------      -----------
						-----------      -----------



                                 W3 GROUP, INC.

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

						(Unaudited)	   Audited
						  March 31	 December 31
              					   2002              2001
						-----------      -----------
CURRENT LIABILITIES:
     Accounts payable				 $ 252,447	  $ 252,447
     Accrued interest				    12,654	     11,454
     Stockholders' loans	                    40,000	     40,000
     Due to Ameristar Group Incorporated	 $ 220,169	  $ 220,169
						-----------      -----------
        TOTAL CURRENT LIABILITIES	         $ 525,270	  $ 524,070
						-----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred Stock, no par value,
	100,000,000 shares authorized

     Series B Convertible Stock,
        non-dividend bearing,
        699,060 shares issued
        and outstanding				 $ 523,891	  $ 523,891

     Common Stock, no par value,
	500,000,000 shares authorized,
	3,892,085 shares issued
	and outstanding
        as of March 31, 2002
	and December 31, 2001	                 1,088,226	  1,088,226

     Additional paid-in-capital                    360,225	    360,225

     Retained earnings (Deficit)	        (2,497,493)	 (2,444,612)
						-----------      -----------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      (525,151)	   (472,270)
						-----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	 $     119	  $  51,800
						-----------      -----------
						-----------      -----------



                                 W3 GROUP, INC.

                    STATEMENTS OF OPERATIONS (UNAUDITED)

                         	                 For the Three Months Ended
                                                          March 31,
              					   2002              2001
						-----------      -----------
REVENUES:					 $	 0	  $ 	  0
						-----------      -----------
OPERATING EXPENSES:
     Consulting					 $  51,561	  $  64,563
     Depreciation expense	                       120	        120
     Office expense and postage	                         0	        508
     Rent	                                         0	     12,183
     Transfer and filing fees	                         0	        402
						-----------      -----------
        TOTAL OPERATING EXPENSES	         $  51,681	  $  77,776
						-----------      -----------
NET INCOME (LOSS) BEFORE OTHER EXPENSES	           (51,681)	    (77,776)

OTHER INCOME AND (EXPENSES):
     Interest income	                                 0	      2,363
     Interest (Expense)	                            (1,200)	     (1,200)

     TOTAL OTHER INCOME AND (EXPENSES)	            (1,200)	      1,163
						-----------      -----------
NET INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES	                           (52,881)	    (76,613)
ESTIMATED PROVISION FOR INCOME TAXES	                 0	          0
						-----------      -----------
NET INCOME (LOSS)	                         $ (52,881)	  $ (76,613)
						-----------      -----------
NET INCOME (LOSS) PER SHARE	                 $  (0.014)	  $  (0.020)
						-----------      -----------
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING	                         3,892,085	  3,866,685
						-----------      -----------
						-----------      -----------



                                 W3 GROUP, INC.

                           STATEMENTS OF CASH FLOWS

                         	                 For the Three Months Ended
                                                          March 31,
              					   2002              2001
						-----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss					 $ (52,881)	  $ (76,613)
Adjustments to reconcile net loss to net cash
   flow from operating activities:
     Depreciation and amortization	               120	        120
Decrease (Increase) in prepaid expenses	            51,561	     51,563
Increase in due to Ameristar Group Incorporated	         0	     13,183
Decrease (Increase) in interest receivable	         0	     (1,261)
Increase in accrued interest	                     1,200	      1,200
(Decrease) Increase in payables	                         0	     11,962
						-----------      -----------
     CASH USED BY OPERATING ACTIVITIES	                 0	        154
						-----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds and (return) of Common Stock issuable	         0	          0

Proceeds from issuance of Common Stock and
   conversion of Preferred Stock to Common Stock         0	     70,669

Decrease in Preferred Stock due to conversion
   to Common Stock	                                 0	    (70,669)
						-----------      -----------
NET CASH PROVIDED (USED)
   BY FINANCING ACTIVITIES	                         0	          0
						-----------      -----------
NET INCREASE (DECREASE) IN CASH	                         0	       (120)

CASH, BEGINNING OF THE PERIOD	                         0	        120
						-----------      -----------
CASH, END OF THE PERIOD				 $       0	  $       0
						-----------      -----------



                                 W3 GROUP, INC.

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE THREE MONTHS ENDED MARCH 31, 2002

		       Preferred    Series B
                       Stock Non-   Convertible  Common                                               Total
                       Dividend     Preferred    Stock                                                Stock-
                       Bearing      Stock        Number       Common       Additional                 holders'
                       Series B     Purchase     of           Stock        Paid-in-     Deficit       Equity
                       Convertible  Warrants     Shares       Amount       Capital      Accumulated   (Deficit)
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
Balance,
January 1, 2002	        $ 523,891    $ 325,600	  3,892,085   $ 1,088,226   $  34,625	$(2,444,612)  $ (472,270)

Expiration of
Series B Warrants on
February 1, 2002		      (325,600)		           	      325,600

Net loss for the
three months ended
March 31, 2002	               --	    --	         --	       --	   --	    (52,881)     (52,881)
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
Balance,
March 31, 2002	        $ 523,891    $       0	  3,892,085   $ 1,088,226   $ 360,225	$(2,497,493)  $ (525,151)
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------




                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS

                     FOR THE PERIOD ENDED MARCH 31, 2002

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

	On October 24, 1997, the Company completed a private placement offering of 450,000 non-dividend bearing, no par value, Series B Convertible Preferred Shares. All of the shares were sold by the Company and no placement agent was involved in this offering. The shares were sold at a purchase price of $.3125 per share and the Company realized proceeds of $130,633 from the offering, net of offering expenses in the amount of $9,992. The shares were sold through a private placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each Preferred Share is convertible into one and one quarter (1.25) shares of the Company's Common Stock, no par value, at the election of the Preferred Shareholder at any time after thirteen months from the date of issuance thereof and for a period of four years thereafter, ending on October 14, 2002. As discussed below, the conversion right of the Series B Preferred Shares has been adjusted as a result of a 1-for-30 reverse split of the Company's Common Stock on October 1, 1999.

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

	On August 12, 1998, the Company completed a private placement of 337,600 Series B Convertible Preferred Stock Purchase Warrants ("B Warrants"). All of the B Warrants were sold by the Company and no placement agent was involved in this offering. The B Warrants were sold at a purchase price of $1.00 per Warrant and the Company realized proceeds of $325,600 from the offering, net of offering expenses in the amount of $12,000. The B Warrants were sold through a private placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each B Warrant entitled the holder thereof to purchase one Series B Convertible Preferred Share at a price of $3.00 per share during the period commencing thirteen months after the date of the issuance thereof and continuing until February 1, 2002. None of the 337,600 B Warrants were exercised and all of them expired on February 1, 2002.

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

	In October, 1999, the Company issued 116,000 shares of the Series B Convertible Preferred Stock to three shareholders in satisfaction of a reviously existing obligation relating to consulting services performed on behalf of the Company by an independent third party.

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

Note 5 - LEASES AND OTHER COMMITMENTS

	The Company leases its premises from Ameristar Group Incorporated ("Ameristar"), an affiliated company, for the following annual rent expenses:

(eleven months)	November 1, 1997 thru September 30, 1998	$  41,173
		October 1, 1998 thru September 30, 1999		   46,152
		October 1, 1999 thru September 30, 2000		   47,424
		October 1, 2000 thru September 30, 2001		   48,732
		October 1, 2001 thru December 31, 2001		    7,500
		Total Rent Commitment		                $ 190,981

	As of October 1, 2001, the Company rented space from Ameristar on a month to month basis at a monthly cost of $2,500, and as of January 1, 2002, on a rent free basis.

Note 6 - RELATED PARTY TRANSACTIONS

	The Company has received advances of monies for its operating expenses from Ameristar. W3 leased office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months, ending on September 30, 2001, and thereafter on a month to month basis. (See "Note 5 - LEASES AND OTHER COMMITMENTS".)

	The Company has incurred consulting fees of $236,833 to its Executive Vice President, and $45,000 to Ameristar since the beginning of 1996. No such consulting fees were incurred for the period covered by this Report.

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

Note 7 - DIVESTITURE OF SUBSIDIARY

	A termination agreement was executed on May 5, 1999, for the divestiture of L'Abbigliamento, Ltd., the Company's sole operating subsidiary and was ratified by shareholders on August 12, 1999. Under the terms of the Agreement,
(1) management of both companies mutually elected to rescind and cancel the acquisition of L'Abbigliamento, Ltd. by the Company, effective as of the close of business on March 31, 1999; (2) L'Abbigliamento, Ltd. returned to the Company 100 percent of the Class A Preferred Shares in exchange for which the Company delivered 100 percent of the L'Abbigliamento, Ltd. capital stock held by it; (3) L'Abbigliamento, Ltd. will repay its outstanding indebtedness to the Company in the principal amount of $158,000 in five equal monthly payments of $1,300, plus 55 monthly payments of $1,700, which payments shall be inclusive of interest at the rate of 6 percent per annum, to be followed by a final payment at the end of aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount; (4) On January 10, 2001, L'Abbigliamento, Ltd. paid off the balance due on its loan from State Bank of Long Island, ending the Company's liability for said loan pursuant to a guarantee of payment previously made by the Company.

Note 8 - MERGER AND ACQUISITIONS

	On April 21, 1999, the Company entered into an Agreement and Plan of Share Exchange with W3 Group, Inc., which was approved by shareholders on August 12, 1999, whereby Concorde acquired 100 percent of the Common Stock of W3 Group, Inc. in exchange for the issuance of 3,275,000 shares of post reverse split Common Stock of Concorde, at the rate of one Concorde share for one W3 share. Upon completion of the exchange of shares, effective October 1, 1999, W3 Group, Inc. became a wholly owned subsidiary of Concorde and Concorde amended its Articles of Incorporation to change its corporation name to W3 Group, Inc. Concorde conducted a meeting of shareholders on August 12, 1999 to ratify the Agreement and certain other matters which had been approved by its Board of Directors.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

	The Company did not have any revenue during the three month period ended March 31, 2002, or during the comparable period for the prior year, and has not had any revenue since the first quarter of 1999.

	Operating expenses for the three month period ended March 31, 2002 were $51,681, a decrease of $26,095 from the prior year's period, resulting primarily from decreased consulting and rent expenses.

	The net loss for the three month period ended March 31, 2002 was $52,881 compared to a net loss of $76,613 for the comparable period in the prior year, a decrease of $23,732, resulting from the aforementioned decrease in consulting and rent expenses and a decrease in other income.

	The Company had no cash at March 31, 2002 and at December 31, 2001. Accounts payable at March 31, 2002 totaled $252,447, which was the same at December 31, 2001.

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

Liquidity and Capital Resources

	At March 31, 2002, the Company had no cash. The Company has received an audit opinion which includes a "going concern" risk, which raises substantial doubt regarding the Company's ability to continue as a going concern. Management is re-evaluating business opportunities and looking for a new direction for the Company.

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
		Refer to independent auditor's report accompanying the Company's financial statements included in the Company's annual report on Form 10-KSB and Note 10 to financial statements.



				    PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings. 					Not Applicable.

Item 2.  Change in Securities.  				None

Item 3.  Defaults Upon Senior Securities.			Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders. 	None.

Item 5.  Other Information.					None

Item 6.  Exhibits and Reports of Form 8-K. 			None.



	                           SIGNATURE

	Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date: May 6, 2002     		By: /s/ Robert Gordon
					Robert Gordon
					Acting President
					Executive Vice President
					Principal Financial Officer