Form 10QSB
period 2002-06-30
W3 GROUP INC
filed 2002-08-12
CIK 832488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549


                                  FORM 10-QSB


(Mark One)	[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13
			OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

			For the Quarterly Period Ended June 30, 2002

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


3,892,085 shares of Common Stock, no par value, outstanding on June 30, 2002.

                                 W3 GROUP, INC.

                         Form 10-QSB Quarterly Report

                       For Period Ended June 30, 2002


                               Table of Contents

                                                        	    	Page

PART I. 	FINANCIAL INFORMATION					  1

	Item 1. 	Financial Statements				  1

			Unaudited Balance Sheet at June 30, 2002 and
			Audited Balance Sheet at December 31, 2001 	  1

			Unaudited Statements of Operations
			For Three and Six Months Ended
			June 30, 2002 and June 30, 2001			  2

			Unaudited Statements of Cash Flows
			For Six Months Ended
			June 30, 2002 and June 30, 2001			  3

			Statements of Stockholders' Equity (Deficit)	  4

			Notes to Financial Statements			  5

	Item 2.  	Management's Discussion and Analysis of
	  		Financial Condition and Results of Operations	 14


PART II.  	OTHER INFORMATION					 16


SIGNATURE								 16

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 W3 GROUP, INC.

                                BALANCE SHEETS

                                    ASSETS

						(Unaudited)	   Audited
						  June 30,	 December 31,
              					   2002              2001
						-----------      -----------
CURRENT ASSETS:
     Cash and cash equivalents		         $	 0	  $	  0
     Prepaid expenses	                                 0	     51,561
						-----------      -----------
        TOTAL CURRENT ASSETS	                 $	 0	  $  51,561
     Fixed assets, net of accumulated            $       0	  $	239
TOTAL ASSETS					 $       0	  $  51,800
						-----------      -----------
						-----------      -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable				 $ 252,636	  $ 252,447
     Accrued interest				    13,854	     11,454
     Stockholders' loans	                    40,000	     40,000
     Due to Ameristar Group Incorporated	 $ 220,169	  $ 220,169
						-----------      -----------
        TOTAL CURRENT LIABILITIES	         $ 526,659	  $ 524,070
						-----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred Stock, no par value,
	100,000,000 shares authorized
     Series B Convertible Stock,
        non-dividend bearing,
        699,060 shares issued
        and outstanding				 $ 523,891	  $ 523,891
     Common Stock, no par value,
	500,000,000 shares authorized,
	3,892,085 shares issued
	and outstanding
        as of June 30, 2002
	and December 31, 2001	                 1,088,226	  1,088,226
     Additional paid-in-capital                    360,225	    360,225
     Retained earnings (Deficit)	        (2,499,001)	 (2,444,612)
						-----------      -----------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      (526,659)	   (472,270)
						-----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	 $       0	  $  51,800
						-----------      -----------
						-----------      -----------

The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                     STATEMENTS OF OPERATIONS (UNAUDITED)

                                For the Three Months      For the Six Months
                                   Ended June 30,           Ended June 30,
              		         2002         2001        2002         2001
			      -----------  ----------- -----------  -----------
REVENUES:		       $       0    $       0   $       0    $       0
			      -----------  ----------- -----------  -----------
OPERATING EXPENSES:
  Consulting		       $       0    $  64,563   $  51,561    $ 129,126
  Depreciation expense	             119          120         239          240
  Office expense and postage	       0          709           0        1,217
  Rent expense                         0       12,183           0       24,366
  Transfer and filing fees	     189          781         189        1,183
			      -----------  ----------- -----------  -----------
    TOTAL OPERATING EXPENSES   $     308    $  78,356   $  51,989    $ 156,132
                      	      -----------  ----------- -----------  -----------
NET INCOME (LOSS)
   BEFORE OTHER EXPENSES	    (308)     (78,356)    (51,989)    (156,132)

OTHER INCOME AND (EXPENSES):
  Interest income	               0	2,363           0        4,726
  Interest (Expense)	          (1,200)      (1,200)     (2,400)      (2,400)
			      -----------  ----------- -----------  -----------
    TOTAL OTHER INCOME
       AND (EXPENSES)	       $  (1,200)   $   1,163   $  (2,400)   $   2,326
			      -----------  ----------- -----------  -----------
NET INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES     (1,508)     (77,193)    (54,389)    (153,806)

ESTIMATED PROVISION
   FOR INCOME TAXES	               0            0           0            0
			      -----------  ----------- -----------  -----------
NET INCOME (LOSS)              $  (1,508)   $ (77,193)  $ (54,389)   $(153,806)
			      -----------  ----------- -----------  -----------
			      -----------  ----------- -----------  -----------
NET INCOME (LOSS) PER SHARE    $    0.00    $   (0.02)  $  (0.014)   $   (0.04)
			      -----------  ----------- -----------  -----------
			      -----------  ----------- -----------  -----------
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING	       3,892,085    3,888,435   3,892,085    3,881,185
			      -----------  ----------- -----------  -----------
			      -----------  ----------- -----------  -----------

The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                    STATEMENTS OF CASH FLOWS (UNAUDITED)

                         	                  For the Six Months Ended
                                                          June 30,
              					   2002              2001
						-----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss					 $ (54,389)	  $(153,806)
Adjustments to reconcile net loss to net cash
   flow from operating activities:
     Depreciation and amortization	               239	        240
Decrease (Increase) in prepaid expenses	            51,561	    103,126
Increase in due to Ameristar Group Incorporated	         0	     25,366
Decrease (Increase) in interest receivable	         0	     (2,573)
Increase in accrued interest	                     2,400	      2,400
(Decrease) Increase in payables	                       189	     25,237
						-----------      -----------
     CASH USED BY OPERATING ACTIVITIES	                 0	        (10)
						-----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock and
   conversion of Preferred Stock to Common Stock         0	     65,198
Decrease in Preferred Stock due to conversion
   to Common Stock	                                 0	    (65,198)
						-----------      -----------
NET CASH PROVIDED (USED)
   BY FINANCING ACTIVITIES	                         0	          0
						-----------      -----------
NET INCREASE (DECREASE) IN CASH	                         0	        (10)

CASH, BEGINNING OF THE PERIOD	                         0	        120
						-----------      -----------
CASH, END OF THE PERIOD				 $       0	  $     110
						-----------      -----------

The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE SIX MONTHS ENDED JUNE 30, 2002

		       Preferred    Series B
                       Stock Non-   Convertible  Common                                               Total
                       Dividend     Preferred    Stock                                                Stock-
                       Bearing      Stock        Number       Common       Additional                 holders'
                       Series B     Purchase     of           Stock        Paid-in-     Deficit       Equity
                       Convertible  Warrants     Shares       Amount       Capital      Accumulated   (Deficit)
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
Balance,
January 1, 2002	        $ 523,891    $ 325,600	  3,892,085   $ 1,088,226   $  34,625	$(2,444,612)  $ (472,270)

Expiration of
Series B Warrants on
February 1, 2002		      (325,600)		           	      325,600

Net loss for the
six months ended
June 30, 2002	               --	    --	         --	       --	   --	    (54,389)     (54,389)
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
Balance,
June 30, 2002	        $ 523,891    $       0	  3,892,085   $ 1,088,226   $ 360,225	$(2,499,001)  $ (526,659)
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------


The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JUNE 30, 2002

Note 1 - Basis of Presentation

	The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

Note 2 - Organization and History

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

	L'Abbigliamento, Ltd. is a New York State corporation which was incorporated in March, 1992. L'Abbigliamento, Ltd. commenced operations in August of 1992 as an importer of fine men's clothing. In October of 1995 Vista International Ltd., incorporated in the Cayman Islands, was organized to acquire raw material and to sell finished goods to areas outside the United States. Effective July 1, 1997 L'Abbigliamento, Ltd. and Vista International Ltd. were acquired through an exchange of stock by Concorde Strategies Group, Inc. As a result of the Company's changed focus, an agreement for the divestiture of L'Abbigliamento, Ltd. effective March 31, 1999, was approved by shareholders on August 12, 1999, (see "Note 8 - Divestiture of Subsidiary" and "Note 9 - Merger and Acquisitions") and the divestiture was completed.

	On April 21, 1999, the Company entered into an Agreement and Plan of Share Exchange with W3 Group, Inc. a Delaware corporation which was formed to acquire and develop young companies whose businesses involved the development of internet related technology and applications. Effective October 1, 1999, the agreement was completed and the Company changed its name to W3 Group, Inc. (See "Note 9 - Merger and Acquisitions".)

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JUNE 30, 2002

Note 3 - Summary of Significant Accounting Policies

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JUNE 30, 2002

Note 4 - Capitalization

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JUNE 30, 2002

Note 4 - Capitalization (Continued)

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JUNE 30, 2002

Note 4 - Capitalization (Continued)

	Effective October 1, 1999, the Agreement and Plan of Share Exchange (the "Agreement") with W3 Group, Inc. a privately owned company, was completed. (See "Note 9 - Merger and Acquisitions".) Under the terms of this Agreement, Concorde acquired one hundred (100%) percent of the capital stock of W3 Group, Inc. in exchange for an equal number of shares (3,250,000) of Concorde's post split Common Stock. W3 Group, Inc, became a wholly owned subsidiary of Concorde, and Concorde changed its corporation name to W3 Group, Inc.

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JUNE 30, 2002

Note 4 - Capitalization (Continued)

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

Note 5 - Provision for Taxes on Income

	The estimated provision for income taxes are based on the statutory federal and state income tax rates.

Note 6 - Leases and Other Commitments

	The Company leases its premises from Ameristar Group Incorporated ("Ameristar"), an affiliated company, for the following annual rent expenses:

        November 1, 1997 thru September 30, 1998 (eleven months) $  41,173
	October 1, 1998 thru September 30, 1999		            46,152
	October 1, 1999 thru September 30, 2000		            47,424
	October 1, 2000 thru September 30, 2001		            48,732
	October 1, 2001 thru December 31, 2001		             7,500
								-----------
	     Total Rent Commitment		                 $ 190,981

	As of October 1, 2001, the Company rented space from Ameristar on a month to month basis at a monthly cost of $2,500, and as of January 1, 2002, on a rent free basis.

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JUNE 30, 2002

Note 7 - Related Party Transactions

	The Company has received advances of monies for its operating expenses from Ameristar. W3 leased office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months, ending on September 30, 2001, and thereafter on a month to month basis. (See "Note 6 - Leases and Other Commitments".)

	The Company has incurred consulting fees of $236,833 to its Executive Vice President, and $45,000 to Ameristar since the beginning of 1996. No such consulting fees have been incurred since December 31, 2001.

	In June, 1997 the Company has issued 200,000 shares of Common Stock to two related privately owned companies in consideration of $.10 per share for consulting services performed on behalf of the Company. (See "Note 4 - Capitalization".)

	On January 7, 1998, the Company issued 315,000 shares of Series B Convertible Preferred Stock to certain parties who had performed services on behalf of the Company. Of that total, 222,000 shares were issued to two related privately owned companies in consideration of $.25 per share.

	On June 22, 1998, the Registrant issued 300,000 shares of its Common Stock to a company principally owned by a Director of the Registrant in consideration of $.47 per share for consulting services performed on behalf of the Registrant. (See "Note 4 - Capitalization".)

	On April 1, 1999, the Registrant issued 71,666 of its preferred stock to a company principally owned by a Director of the Registrant in consideration of $2.00 per share for consulting services performed on behalf of the Registrant. (See "Note 4 - Capitalization".)

	On May 21, 1999, 199,995 restricted shares of Common Stock were sold to a principal of L'Abbigliamento, Ltd. who had performed consulting services on behalf of the Registrant. These shares were issued in October, 1999 in consideration for the cancellation of payments in the total amount of $64,995 owed by the Registrant for said services.

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JUNE 30, 2002

Note 8 - Divestiture of Subsidiary

	A termination agreement was executed on May 5, 1999, for the divestiture of L'Abbigliamento, Ltd., the Company's sole operating subsidiary and was ratified by shareholders on August 12, 1999. Under the terms of the Agreement,
(1) management of both companies mutually elected to rescind and cancel the acquisition of L'Abbigliamento, Ltd. by the Company, effective as of the close of business on March 31, 1999; (2) L'Abbigliamento, Ltd. returned to the Company one hundred (100%) percent of the Class A Preferred Shares in exchange for which the Company delivered one hundred (100%) percent of the L'Abbigliamento, Ltd. capital stock held by it; (3) L'Abbigliamento, Ltd. will repay its outstanding indebtedness to the Company in the principal amount of $158,000 in five equal monthly payments of $1,300, plus 55 monthly payments of $1,700, which payments shall be inclusive of interest at the rate of six (6%) percent per annum, to be followed by a final payment at the end of aforesaid term equal to the sum of any accrued but unpaid interest due thereon plus the entire unpaid principal amount; (4) On January 10, 2001, L'Abbigliamento, Ltd. paid off the balance due on its loan from State Bank of Long Island, ending the Company's liability for said loan pursuant to a guarantee of payment previously made by the Company.

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

Note 10 - Write Off of Bad Debt

	Pursuant to SFAS-5, "Accounting for Contingencies," the Company has written off the loan receivable in the amount of $157,522 and related interest receivable in the amount of $13,140 during the quarter ended September 30, 2001, and charged a total of $170,662 to bad debt expense (see Statement of Operations). Said loan had been made to the Company's former operating subsidiary, L'Abbigliamento, Ltd., and has been in default for over two years. (See "Note 8 - Divestiture of Subsidiary".) Repayment of the loan and related interest cannot be reasonably assured.

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JUNE 30, 2002

Note 11 - Going Concern

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

	Operating expenses for the three month period ended June 30, 2002 were $308, a decrease of $78,048 from the prior year's period, resulting primarily from decreased consulting expenses of $64,563, decreased rent expense of $12,183, decreased office expense of $709 and decreased transfer and filing fees of $592.

	The net loss for the three month period ended June 30, 2002 was $1,508 compared to a net loss of $77,193 for the comparable period in the prior year, a decrease of $75,685, resulting from the aforementioned decrease in consulting, rent, office and transfer and filing fee expenses, as well as a decrease in other income of $2,363.

	The net loss for the six months period ended June 30, 2002 was $54,389, a decrease of $99,417 from the comparable period in the prior year resulting from the decreased expenses referred to above as well as decreased expenses in the first quarter of 2002.

	The Company had no cash at June 30, 2002 and at December 31, 2001. Accounts payable at June 30, 2002 totaled $252,636, which was an increase of $189 from December 31, 2001, resulting from transfer fee expenses.

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

Liquidity and Capital Resources

	At June 30, 2002, the Company had no cash. The Company has received an audit opinion which includes a "going concern" risk, which raises substantial doubt regarding the Company's ability to continue as a going concern. Management is re-evaluating business opportunities and looking for a new direction for the Company.

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
		Refer to independent auditor's report accompanying the Company's financial statements included in the Company's annual report on Form 10-KSB and Note 11 to financial statements.

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


Date: August 12, 2002     		By: /s/ Robert Gordon
					        Robert Gordon
					        Acting President
					        Executive Vice President
					        Principal Financial Officer