Form 10QSB
period 2002-09-30
W3 GROUP INC
filed 2002-11-13
CIK 832488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549


                                  FORM 10-QSB

(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 2002

     [ ]     TRANSACTION REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transaction Period from        to


                        Commission File Number: 0-27083

                                 W3 GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Colorado                                    84-1108035
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

           444 Madison Avenue, Suite 2904, New York, New York 10022
           --------------------------------------------------------
           (Address of Principal Executive Offices)      (Zip Code)

                                (212) 750-7878
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

3,892,085 shares of Common Stock, no par value, outstanding on September 30, 2002.

                                 W3 GROUP, INC.

                         Form 10-QSB Quarterly Report

                     For Period Ended September 30, 2002

                               Table of Contents

                                                        	    	Page

PART I.         FINANCIAL INFORMATION                                     1

        Item 1.   Financial Statements                                    1

                  Unaudited Balance Sheet at September 30, 2002 and
                  Audited Balance Sheet at December 31, 2001              1

                  Unaudited Statements of Operations
                  For Three and Nine Months Ended
                  September 30, 2002 and September 30, 2001               2

                  Unaudited Statements of Cash Flows
                  For Nine Months Ended
                  September 30, 2002 and September 30, 2001               3

                  Statements of Stockholders' Equity (Deficit)            4

                  Notes to Financial Statements                           5

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          14


PART II.        OTHER INFORMATION                                        16


SIGNATURE                                                                16

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                W3 GROUP, INC.

                                BALANCE SHEETS

                                    ASSETS

                                                (Unaudited)        Audited
                                               Septemner 30,     December 31,
                                                    2002             2001
                                                -----------      -----------
CURRENT ASSETS:
     Cash and cash equivalents                   $       0        $       0
     Prepaid expenses                                    0           51,561
                                                -----------      -----------
        TOTAL CURRENT ASSETS                     $       0        $  51,561
     Fixed assets, net of accumulated            $       0        $     239
TOTAL ASSETS                                     $       0        $  51,800
                                                -----------      -----------
                                                -----------      -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                            $ 253,214        $ 252,447
     Accrued interest                               15,054           11,454
     Stockholders' loans                            40,000           40,000
     Due to Ameristar Group Incorporated         $ 220,169        $ 220,169
                                                -----------      -----------
        TOTAL CURRENT LIABILITIES                $ 528,437        $ 524,070
                                                -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred Stock, no par value,
        100,000,000 shares authorized
     Series B Convertible Stock,
        non-dividend bearing,
        699,060 shares issued
        and outstanding                          $ 523,891        $ 523,891
     Common Stock, no par value,
        500,000,000 shares authorized,
        3,892,085 shares issued
        and outstanding
        as of September 30, 2002
        and December 31, 2001                    1,088,226        1,088,226
     Additional paid-in-capital                    360,225          360,225
     Retained earnings (Deficit)                (2,500,779)      (2,444,612)
                                                -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      (528,437)        (472,270)
                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $       0        $  51,800
                                                -----------      -----------
                                                -----------      -----------

The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                     STATEMENTS OF OPERATIONS (UNAUDITED)

                                For the Three Months     For the Nine Months
                                Ended September 30,      Ended September 30,
                                 2002         2001        2002         2001
                              -----------  ----------- -----------  -----------
REVENUES:                      $       0    $       0   $       0    $       0
                              -----------  ----------- -----------  -----------
OPERATING EXPENSES:
  Consulting                   $       0    $  64,563   $  51,561    $ 193,689
  Depreciation expense                 0          120         239          360
  Office expense and postage           0          803           0        2,020
  Rent expense                         0       12,183           0       36,549
  Bad debt expenses
    (Notes 8 and 10)                   0      177,751           0      177,751
  Transfer and filing fees           578          250         767        1,433
                              -----------  ----------- -----------  -----------
     TOTAL OPERATING EXPENSES  $     578    $ 255,670   $  52,567    $ 411,802
                              -----------  ----------- -----------  -----------
NET INCOME (LOSS)
   BEFORE OTHER EXPENSES            (578)    (255,670)    (52,567)    (411,802)

OTHER INCOME AND (EXPENSES):
  Interest income                      0        2,363           0        7,089
  Interest (Expense)              (1,200)      (1,200)     (3,600)      (3,600)
                              -----------  ----------- -----------  -----------
    TOTAL OTHER INCOME
       AND (EXPENSES)          $  (1,200)   $   1,163   $  (3,600)   $   3,489
                              -----------  ----------- -----------  -----------
NET INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES     (1,778)    (254,507)    (56,167)    (408,313)

ESTIMATED PROVISION
   FOR INCOME TAXES                    0            0           0            0
                              -----------  ----------- -----------  -----------
NET INCOME (LOSS)              $  (1,778)   $(254,507)  $ (56,167)   $(408,313)
                              -----------  ----------- -----------  -----------
                              -----------  ----------- -----------  -----------
NET INCOME (LOSS) PER SHARE    $    0.00    $  (0.066)  $    0.00    $  (0.105)
                              -----------  ----------- -----------  -----------
                              -----------  ----------- -----------  -----------
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING          3,892,085    3,888,435   3,892,085    3,881,185
                              -----------  ----------- -----------  -----------
                              -----------  ----------- -----------  -----------

The accompanying notes are an integral part of these financial statements.

                                W3 GROUP, INC.

                    STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 For the Nine Months Ended
                                                        September 30,
                                                    2002             2001
                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $ (56,167)       $(408,313)
Adjustments to reconcile net loss to net cash
   flow from operating activities:
     Depreciation and amortization                     239              360
Decrease (Increase) in prepaid expenses             51,561          154,689
Increase in due to Ameristar Group Incorporated          0           39,049
Decrease (Increase) in interest receivable               0           (4,936)
Increase in accrued interest                         3,600            3,600
(Decrease) Increase in payables                        767           37,694
Increase in bad debt expense                             0          177,751
                                                -----------      -----------
     CASH USED BY OPERATING ACTIVITIES                   0             (106)
                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock and
   conversion of Preferred Stock to Common Stock         0           65,198
Decrease in Preferred Stock due to conversion
   to Common Stock                                       0          (65,198)
                                                -----------      -----------
NET CASH PROVIDED (USED)
   BY FINANCING ACTIVITIES                               0                0
                                                -----------      -----------
NET INCREASE (DECREASE) IN CASH                          0             (106)

CASH, BEGINNING OF THE PERIOD                            0              120
                                                -----------      -----------
CASH, END OF THE PERIOD                          $       0        $      14
                                                -----------      -----------
                                                -----------      -----------

The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                       Preferred    Series B
                       Stock Non-   Convertible  Common                                               Total
                       Dividend     Preferred    Stock                                                Stock-
                       Bearing      Stock        Number       Common       Additional                 holders'
                       Series B     Purchase     of           Stock        Paid-in-     Deficit       Equity
                       Convertible  Warrants     Shares       Amount       Capital      Accumulated   (Deficit)
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
Balance,
January 1, 2002         $ 523,891    $ 325,600    3,892,085    $1,088,226   $  34,625   $(2,444,612)  $ (472,270)

Expiration of
Series B Warrants on
February 1, 2002                      (325,600)                               325,600

Net loss for the
Nine months ended
September 30, 2002             --           --           --           --           --       (56,167)     (56,167)
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
Balance,
September 30, 2002      $ 523,891    $       0    3,892,085    $1,088,226   $ 360,225   $(2,500,779)   $(528,437)
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------


The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED SEPTEMBER 30, 2002

Note 1 - Basis of Presentation

	The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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
	October 1, 1998 thru September 30, 1999                     46,152
	October 1, 1999 thru September 30, 2000                     47,424
	October 1, 2000 thru September 30, 2001                     48,732
	October 1, 2001 thru December 31, 2001                       7,500
								-----------
	     Total Prior Rent Commitment                         $ 190,981

	As of October 1, 2001, the Company rented space from Ameristar on a month to month basis at a monthly cost of $2,500, and as of January 1, 2002, space has been provided by Ameristar on a rent free basis.

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED SEPTEMBER 30, 2002

Note 7 - Related Party Transactions

	The Company has received advances of monies for its operating expenses from Ameristar. W3 leased office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months, ending on September 30, 2001, and thereafter on a month to month basis. As of January 1, 2002, space has been provided to the Company by Ameristar on a rent free basis. (See "Note 6 - Leases and Other Commitments".)

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED SEPTEMBER 30, 2002

Note 11 - Going Concern

	As of December 31, 2001, the Company had a stockholders' deficit of $2,500,779, and no cash. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. Management is re-evaluating business opportunities and looking for a new direction for the Company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.   Management's Discussion and Analysis of
          Financial Conditions and Results of Operations

Results of Operations

	The Company did not have any revenue during the three month period ended September 30, 2002, or during the comparable period for the prior year, and has not had any revenue since the first quarter of 1999.

	Operating expenses for the three month period ended September 30, 2002 were $578, a decrease of $255,092 from the prior year's period, resulting from decreased consulting expenses of $64,563, decreased rent expense of $12,183, decreased depreciation of $120, decreased office expense of $803, increased transfer and filing fees of $328, and decreased bad debt expense of $177,751.

	The net loss for the three month period ended September 30, 2002 was $1,778 compared to a net loss of $254,507 for the comparable period in the prior year, a decrease of $252,729, resulting from the aforementioned decrease in consulting, rent, office, depreciation and bad debt expense, and an increase in transfer and filing fee expenses, as well as a decrease in other income of $2,363.

	The net loss for the nine months period ended September 30, 2002 was $56,167, a decrease of $352,146 from the comparable period in the prior year resulting from decreased consulting expenses of $142,128, decreased depreciation of $121, decreased office expnese of $2,020, decreased rent of $36,549, decreased transfer and filing fees of $666, decreased other income of $7,089 and decreased bad debt expense of $177,751.

	The Company had no cash at September 30, 2002 and at December 31, 2001. Accounts payable at September 30, 2002 totaled $253,214, which was an increase of $767 from December 31, 2001, resulting from transfer fee expenses.

	The Company is still pursuing L'Abbigliamento, Ltd., the Company's former operating subsidiary, in regard to obtaining payments toward the loan which was written off in 2001. (See Financial Statements, Note 8, "Divestiture of Subsidiary" and Note 10, "Write Off of Bad Debt.") No assurances can be made regarding any such payments.

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

Liquidity and Capital Resources

	At September 30, 2002, the Company had no cash. The Company has received an audit opinion which includes a "going concern" risk, which raises substantial doubt regarding the Company's ability to continue as a going concern. Management is re-evaluating business opportunities and looking for a new direction for the Company.

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


Date: November 11, 2002     		By: /s/ Robert Gordon
                                            -----------------------------------
					        Robert Gordon
					        Acting President
					        Executive Vice President
					        Principal Financial Officer