Form 10KSB
period 2002-12-31
W3 GROUP INC
filed 2003-03-31
CIK 832488

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                  FORM 10-KSB

                  Annual Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Registrant had no revenues during its most current fiscal year.

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. At December 31, 2002, 3,892,085 shares of Common Stock, no par value, were outstanding.

The aggregate market value of the voting stock held by non-affiliates of registrant on December 31, 2002 was $44,447.

--------------------------------------------------------------------------------

                                 W3 GROUP, INC.
                                  FORM 10-KSB
                               December 31, 2002


                               TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS                                                    2

PART I

     ITEM 1.   Description of Business                                        2
     ITEM 2.   Description of Property                                        3
     ITEM 3.   Legal Proceedings                                              4
     ITEM 4.   Submission of Matters to a Vote of Security Holder             4

PART II

     ITEM 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters                                4
     ITEM 6.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      5
     ITEM 7.   Financial Statements                                           6
     ITEM 8.   Changes in and Disagreements with Accountants                  6

PART III

     ITEM 9.   Directors, Executive Officers, Promoters and Control Persons   7
     ITEM 10.  Executive Compensation                                         8
     ITEM 11.  Security Ownership of Certain Beneficial
               Owners and Management                                          9
     ITEM 12.  Certain Relationships and Related Transactions                10

PART IV

     ITEM 13.  Exhibits and Reports on Form 8-K                              10
     ITEM 14.  Controls and Procedures                                       11

PART F/S

Financial Statements                                                F-1 to F-13

SIGNATURES                                                                   11

CERTIFICATIONS                                                               12

                           FORWARD-LOOKING STATEMENTS

     Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                     PART I

ITEM 1.  BUSINESS

Introduction
------------

     W3 Group, Inc. ("Registrant" or the "Company" or "W3") was formed in 1988 under the laws of the State of Colorado for the purpose of participating, either through acquisition or merger, in a viable business opportunity. Registrant has, since its inception, been evaluating various privately held companies which management believed could be viable business opportunities.

     On September 23, 1996, the Company, then named Concorde Strategies Group, Inc. ("Concorde"), entered into an Agreement and Plan of Reorganization pursuant to which it acquired 100%of the issued and outstanding capital stock of Concorde Management, Ltd. ("CML") and its wholly owned subsidiary, L'Abbigliamento, Ltd. This acquisition was concluded as of July 1, 1997. L'Abbigliamento, Ltd., a New York based distributor of Italian made men's apparel, was later divested by the Company, effective March 31, 1999. (Refer to Financial Statements "Note 7 - Divestiture of Subsidiary".)

     In 1999, the Company decided to reorganize and focus its acquisition efforts on internet related technology companies. Accordingly, Concorde entered into an Agreement and Plan of Share Exchange with W3 Group, Inc., a privately held company, and said Agreement became effective on October 1, 1999, after approval by shareholders. At that time, Concorde changed its corporation name to W3 Group, Inc. (Refer to Form 8-K filed on October 15, 1999.)

Present Overview
----------------

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

W3 intends to concentrate on existing companies that have proven markets, profitability, and management. The Company's goal is to provide a platform for selected companies to expand their markets, strengthen internal functions by providing consulting services and professional management support, and expand capital while allowing the companies to continue management of daily operations.

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

     As described in the preceding section, "Reorganization of Business Operations", as a result of the divestiture of L'Abbigliamento, Ltd., effective March 31, 1999, the Company essentially has not had any business operations since that time. While the Company is seeking acquisition candidates, there can be no assurance that any acquisition will be consummated.

Competition
-----------

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

     The Company's intended marketplace is rapidly changing and highly competitive, and it is expected that this competition will persist and intensify in the future. New competitors may emerge and rapidly acquire significant market share. Competitors may be able to respond more quickly than the Company to new or emerging technologies and changes in the marketplace.


ITEM 2.  PROPERTIES

Facilities
----------

     The Company has utilized the offices and business facilities of Ameristar Group Incorporated ("Ameristar"), a privately held corporation principally owned and controlled by two Directors of the Company, on rent free basis since January 1, 2002. (See Financial Statements "Note 5 - Leases and Other Commitments".)

Employees
---------

     The Company's employees consist of its officers. The outside Directors are engaged in other business activities and devote so much of their time to the affairs of the Company as is required.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock trades under the symbol "WWWG" and the Series B Convertible Preferred Stock trades under the symbol "WWWGP" on the OTC Electronic Bulletin Board. The number of record shareholders on December 31, 2002 for the Company's Common Stock was 399 and for its Series B Convertible Preferred Stock was 26 shareholders. There currently are 4 market makers for the Company's Common Stock and 3 market makers for its Series B Convertible Preferred Stock.

     The following tables show for the periods indicated the approximate range of high and low bid quotes for the Common Stock and Series B Convertible Preferred Shares obtained from the OTC Electronic Bulletin Board and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

COMMON STOCK TRADING HISTORY
                                        2001                2002
                                 -----------------   -----------------
                                   High      Low       High      Low
                                 -------   -------   -------   -------
Quarter ended March 31           $ 0.100   $ 0.080   $ 0.033   $ 0.030
Quarter ended June 30            $ 0.050   $ 0.040   $ 0.050   $ 0.033
Quarter ended September 30       $ 0.050   $ 0.040   $ 0.048   $ 0.030
Quarter ended December 31        $ 0.040   $ 0.030   $ 0.035   $ 0.020

SERIES B CONVERTIBLE PREFERRED SHARE TRADING HISTORY

                                        2001                2002
                                 -----------------   -----------------
                                   High      Low       High      Low
                                 -------   -------   -------   -------
Quarter ended March 31           $ 0.050   $ 0.040   $ 0.040   $ 0.010
Quarter ended June 30            $ 0.040   $ 0.030   $ 0.010   $ 0.010
Quarter ended September 30       $ 0.030   $ 0.010   $ 0.030   $ 0.010
Quarter ended December 31        $ 0.030   $ 0.010   $ 0.010   $ 0.0005

     The Company has not paid any dividends and there are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, is determined by the Board of Directors based upon conditions then existing. There are no restrictions on the Company's ability to pay dividends.

     On February 1, 2002, all of the Company's then outstanding 337,600 Series B Convertible Stock Purchase Warrants expired, with none of said Warrants having been exercised. (See Financial Statements "Note 3 - Capitalization".)

     On September 23, 2002, a resolution was passed by the Board of Directors, which extended the conversion period of the Series B Convertible Preferred Stock from October 14, 2002 until the close of business on April 14, 2003. Each share of Series B Preferred Stock may be converted to 0.5 (one half) share of Common Stock at the election of the shareholder (See Financial Statements, "Note 3 - Capitalization").

     Subsequent to the period covered by this Report, on January 10, 2003, the Board of Directors authorized the issuance of 1,499,999 restricted shares of Common Stock to two creditors of the Company in payment of their outstanding invoices for services. These shares were issued at the agreed upon rate of $.03 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The Company did not have any revenue during the years 2001 or 2002 , or in 2003 as of the date of this Report.

     Operating expenses for 2002 were $97,877 compared to $477,022 in 2001, a decrease of $379,145 from the prior year, resulting primarily from decreased consulting fees, decreased bad debt expense and decreased rent.

     The net loss for the twelve month period ended December 31, 2002 was $102,677 compared to a net loss of $481,822 for the prior year period, a decrease of $379,145, reflecting the aforementioned decreased operating expenses.

     The Company had no cash and cash equivalents at December 31, 2002 and December 31, 2001. Accounts payable at December 31, 2002 totaled $293,999, compared to $252,447 at December 31, 2001, an increase of $41,552 resulting from expenses accrued for professional fees.

     The Company is still pursuing L'Abbigliamento, Ltd. in regard to obtaining payments toward the loan made by the Company in the amount of $157,522 and interest in the amount of $13,140. These amounts were written off during the quarter ended September 30, 2001 (See Financial Statements "Note 9 - Write Off of Bad Debt"). No assurances can be given regarding the collection of any payments from L'Abbigliamento, Ltd.

     The Company is continuing to look for suitable acquisition candidates. As of the date of this Report, no additional acquisition candidates have been found, and there no assurance can be given that any candidates will be found.

Liquidity and Capital Resources
-------------------------------

     At the end of fiscal 2002, the Company had no cash. The Company has received an audit opinion, which includes a "going concern" risk, which raises substantial doubt regarding the Company's ability to continue as a going concern. Management is re-evaluating business opportunities and looking for a new direction for the Company.

General Risk Factors Affecting the Company
------------------------------------------

     Various factors could cause actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this document), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to the following:

     o     Rapidly changing business environment.
     o     Intense competition within the market place.
     o Many well established companies and smaller entrepreneurial companies have significant resources that will compete with the Company's limited resources in the acquisition of companies.
     o There can be no assurance that the Company will be able to compete successfully in the acquisition of subsidiary companies.
     o The management of growth is expected to place significant pressure on the Company's managerial, operational, and financial resources.
     o The Company will not be able to accomplish its growth strategy if it is not able to consummate future acquisitions and raise capital.
     o The Company may not be able to operate as a going concern. Refer to independent auditor's report accompanying the Company's financial statements and Note 10 to financial statements.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Audited financial statements for the fiscal years ended December 31, 2002 and 2001 are submitted herein as PART F/S on Pages F-1 to F-13.


ITEM 8.  DISAGREEMENTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

Name                    Age     Position(s) Held

Robert Gordon           67      Acting President
Martin I. Saposnick     56      Director of Corporate Development and Director
Joseph J. Messina       48      Director
William C. Hayde        42      Secretary, Director

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

Profiles of Officers and Directors
----------------------------------

     Robert Gordon is Acting President. From 1999 to August, 2002 Mr. Gordon was President of Lifen, Inc. From 1996-1999, Mr. Gordon was President and a Director of Concorde Strategies Group, Inc. and from 1993-1996, Executive Vice President of Contex, Inc., an investment banking and consulting firm in Naples, Florida. From 1990-1993, as Managing Director of a specialty apparel company, he was responsible for marketing and sales, finance, manufacturing, retail and mail order operations, MIS, strategic planning, organizational development, and re-structuring the business. From 1988-1989, Mr. Gordon was President and Chief Operating Officer of a public company that manufactured precision parts, performed engineering design services, and conducted technology research and development. Previously, he was Executive Vice President of a financial services firm, responsible for administration, business operations, and organizational development. Mr. Gordon also had a management consulting practice and performed broad based professional services which included strategic and financial planning, marketing and growth studies, business re-structuring, acquisition plans, implementation of new business strategies, MIS development, and training programs. Previously, Mr. Gordon was Director of MIS for Kinney Shoe Corporation.

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

     William C. Hayde is a Director and also Secretary. Mr. Hayde is an investment banker and co-owner of Brockington Securities, a broker-dealer specializing in wholesale and institutional trading, mergers and acquisitions, and equity and debt financings. Mr. Hayde is also President of B. R. Equities, which owns and operates an electronic trading room, as well as Chairman of the Board of Toscana Group, Inc., a venture capital and consulting company. Mr. Hayde, who has been active in the brokerage business since 1983, was previously Director of Corporate Finance for Aegis Capital. He has a Bachelor's Degree in Psychology from Stony Brook University.


ITEM 10.  EXECUTIVE COMPENSATION

     The Company accrued consulting fees of $1,000 per week for Mr. Robert Gordon, Acting President, through December 31, 2001. No consulting fees were accrued in 2002. In 1998, Robert Gordon was President of the Company and received wages of $30,330 and consulting fees of $15,000. As of December 31, 2002, the Company has accrued obligations for payments to Mr. Gordon of $190,733. No other officers or directors received compensation during 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders
----------------------

     The following chart sets forth, at the date of this report, information with respect to (1) any person known by the Company to own beneficially more than five (5%) percent of the Company's Common Stock, based on 3,892,085 shares issued and outstanding as of December 31, 2002; (2) Common Stock owned beneficially by each Officer or Director of the Company; and (3) the total of the Company's Common Stock owned beneficially, directly or indirectly, by the Company's Officers and Directors as a group.

                                    Number of shares of
                Name                Common Stock Owned    Percentage of Class
---------------------------------   -------------------   -------------------
Sirbu Enterprises, LLLP
  A Colorado Limited Liability
     Limited Partnership (4)
  16414 Sandstone Dr.
  Morrison, CO 80465                       525,000               13.49%

Wilmont Holdings Corp.(5)*
  33 Wilputte Place
  New Rochelle, NY 10804                   630,000               16.19%

Lomar Corp.(6)*
  21 Schermerhorn
  Brooklyn, NY 11201                       625,000               16.06%

Thomas C. Hushen
  33278 Bluebell Circle
  Evergreen, CO 80439                      500,000               12.85%

William C. Hayde*
  76 Cliff Road
  Belle Terre, NY 11777                    300,100                7.71%

Robert Gordon*
  444 Madison Avenue, Suite 2904
  New York, NY 10022                       103,667                2.66%

Dunhill Limited (7)*
  444 Madison Avenue, Suite 2904
  New York, NY 10022                         3,333                0.08%

Remsen Group Ltd. (8)*
  21 Schermerhorn Street
  Brooklyn, NY 11201                         7,617                0.20%

Officers and Directors
as a Group (4 Persons)(3)                1,669,717               42.90%

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company currently utilizes the offices and facilities of Ameristar Group Incorporated ("Ameristar"), a privately held corporation principally owned and controlled by two Directors of the Company, on rent free basis. (Refer to "PART I, ITEM 2. PROPERTIES").


                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. The following documents are filed in PART F/S, as a part of this report on pages F-1 to F-13.

              PART F/S
              Financial Statements;
              Auditor's Report of Janet Loss, C.P.A., P.C. dated March 25, 2003 together with;
              Balance Sheet as of December 31, 2002 and 2001;
              Statement of Operations for the years ended December 31, 2002 and 2001;
              Statement of Stockholders' Equity for the years ended December 31, 2002 and 2001;
              Statement of Cash Flow for the years ended December 31, 2002 and 2001; and
              Notes to Financial Statements.

           2. Financial Statement Schedules.

              All applicable information is contained in the financial statements or notes thereto.

           3. Exhibits: None.

     (b)   Form 8-K filings: None.

ITEM 14.  CONTROLS AND PROCEDURES

     Subsequent to December 31, 2002 and prior to the filing of this Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Acting President and Principal Financial Officer. Based on that evaluation, our management, including the Acting President and Principal Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2002, and during the period prior to the execution of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        W3 GROUP, INC.

Dated: March 26, 2003             By: /s/ Robert Gordon
                                     ----------------------------------
                                          Robert Gordon
                                          Acting President and
                                          Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 26, 2003             By: /s/ Martin I. Saposnick
                                     ----------------------------------
                                          Martin I. Saposnick
                                          Director of Corporate Development and
                                          Director


Dated: March 26, 2003             By: /s/ Joseph J. Messina
                                     ----------------------------------
                                          Joseph J. Messina
                                          Director


Dated: March 26, 2003             By: /s/ William C. Hayde
                                     ----------------------------------
                                          William C. Hayde
                                          Secretary and Director

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of W3 Group, Inc.. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: March 26, 2003             By: /s/ Robert Gordon
                                     ----------------------------------
                                          Robert Gordon
                                          Acting President and
                                          Principal Financial Officer

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert Gordon, Acting President of W3 Group, Inc., certify that:

     1.  I have reviewed this annual report on Form 10-KSB of W3 Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 26, 2003             By: /s/ Robert Gordon
                                     ----------------------------------
                                          Robert Gordon
                                          Acting President and
                                          Principal Financial Officer

                                   PART F/S
               For the Years Ended December 31, 2002 and 2001

                                                                     Reference
                                                                     ---------

Part F/S Table of Contents                                              F-1

Report of Janet Loss, C.P.A., P.C.,
Independent Certified Public Accountant                                 F-2

Balance Sheets                                                          F-3

Statements of Operations                                                F-4

Statements of Cash Flows                                                F-5

Statements of Stockholder's Equity                                      F-6

Notes to Financial Statements                                        F-7 to 13

                            Janet Loss, C.P.A., P.C.
                          Certified Public Accountant
                          1780 South Bellaire Street
                                   Suite 500
                               Denver, CO 80222

Board of Directors
W3 Group, Inc.
444 Madison Avenue, Suite 2904
New York, New York 10022

     I have audited the accompanying balance sheets of W3 Group, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, based upon my audit, the financial statements at December 31, 2002 and 2001, and referred to above present fairly, in all material respects, the financial position of W3 Group, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles applied on a consistent basis.

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


/s/ Janet Loss
----------------------------------
Janet Loss, C.P.A., P.C.
March 25, 2003

                                 W3 GROUP, INC.

                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS
                                     ------
                                                    2002            2001
                                                    ----            ----
CURRENT ASSETS:
Prepaid Expenses                                $         0     $    51,561
                                                ------------    ------------
     TOTAL CURRENT ASSETS:                      $         0     $    51,561
                                                ------------    ------------
Fixed assets, net of accumulated
   depreciation of 2,496 and 2,257              $         0     $       239
                                                ------------    ------------
     TOTAL ASSETS                               $         0     $    51,800
                                                ------------    ------------
                                                ------------    ------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                    2002            2001
                                                    ----            ----
CURRENT LIABILITIES:
Accounts payable                                $   293,999     $   252,447
Accrued interest                                     16,254          11,454
Stockholders' loans                                  40,000          40,000
Due to Ameristar Group, Inc.                        224,694         220,169
                                                ------------    ------------
     TOTAL CURRENT LIABILITIES                  $   574,947     $   524,070
                                                ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, no par value,
   100,000,000 shares authorized
Series B Convertible, non-dividend bearing,
   699,060 shares issued and outstanding        $   523,891     $   523,891
Series B Convertible Preferred Stock
   Purchase Warrants issued and outstanding               0         325,600
Common stock, no par value,
   500,000,000 shares authorized,
   3,892,085 shares issued and outstanding
   as of December 31, 2002 and 2001               1,088,226       1,088,226
Additional paid-in-capital                          360,225          34,625
Retained earnings (Deficit)                      (2,547,289)     (2,444,612)
                                                ------------    ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (574,947)       (472,270)
                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $         0     $    51,800
                                                ------------    ------------
                                                ------------    ------------

The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                           STATEMENTS OF OPERATIONS
                           ------------------------
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                    2002            2001
                                                    ----            ----
REVENUES:                                       $         0     $         0
                                                ------------    ------------
OPERATING EXPENSES:
Consulting                                      $    51,561     $   258,252
Depreciation and amortization                           239             480
Office                                                  310           1,320
Legal and Accounting                                 45,000               0
Rent                                                      0          44,049
Transfer and filing fees                                767           2,259
Bad Debt Expense                                          0         170,662
                                                ------------    ------------
     TOTAL OPERATING EXPENSES                   $    97,877     $   477,022
                                                ------------    ------------

(LOSS) FROM OPERATIONS                              (97,877)       (477,022)

OTHER INCOME AND (EXPENSES):
   INTEREST INCOME                                        0               0
   INTEREST (EXPENSE)                                (4,800)         (4,800)
                                                ------------    ------------
     TOTAL OTHER INCOME AND (EXPENSES)               (4,800)         (4,800)
                                                ------------    ------------

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES       (102,677)       (481,822)
PROVISION FOR INCOME TAXES                                0               0
                                                ------------    ------------
NET (LOSS)                                      $  (102,677)    $  (481,822)
                                                ------------    ------------
NET (LOSS PER SHARE)                            $   ( 0.026)    $    (0.125)
                                                ------------    ------------
                                                ------------    ------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     3,892,085       3,871,222
                                                ------------    ------------
                                                ------------    ------------

The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                              CASH FLOW STATEMENTS
                              --------------------
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                    2002            2001
                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (102,677)    $  (481,822)
Adjustments to reconcile net loss to
   net cash flow from operating activities:
Depreciation and amortization                           239             480
Decrease (Increase) in prepaid expenses              51,561         206,252
Increase in Due to Ameristar Group                    4,525          46,549
Decrease in Loan Receivable                               0         157,522
Decrease (Increase) in Interest Receivable                0          14,191
Decrease (Increase) in Rent Receivable                    0           1,102
(Decrease) Increase in payables                      46,352          55,606
                                                ------------    ------------
CASH USED BY OPERATING ACTIVITIES                         0            (120)
                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock and
   conversion of Preferred Stock to Common Stock          0          70,669
Decrease in Preferred Stock due to
   conversion to Common Stock                             0         (70,669)
                                                ------------    ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          0               0

NET INCREASE (DECREASE) IN CASH                           0            (120)

CASH, BEGINNING OF THE PERIOD                             0             120
                                                ------------    ------------
CASH, END OF THE PERIOD                         $         0     $         0
                                                ------------    ------------

The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 --------------------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                       Preferred       Series B
                       Stock           Convertible
                       Non-Dividend    Preferred       Common                                                          Total
                       Bearing         Stock           Stock           Common          Additional                      Stockholders'
                       Series B        Purchase        Number of       Stock           Paid-in         Deficit         Equity
                       Convertible     Warrants        Shares          Amount          Capital         Accumulated     (Deficit)
                       ------------    ------------    ------------    ------------    ------------    ------------    -------------
Balance
December 31, 2000      $   594,560     $   325,600        3,844,935    $  1,017,557    $     34,625    $(1,962,790)    $      9,552
                       ------------    ------------    ------------    ------------    ------------    ------------    -------------
2001
----
87,000 shares of
Series B Convertible
Preferred Stock
converted to
Common Stock
(first quarter)        $   (65,198)                          43,500    $     65,198

7,300 shares of
Series B Convertible
Preferred Stock
converted to
Common Stock
(fourth quarter)       $    (5,471)                           3,650    $      5,471

Net Loss for
the year ended
December 31, 2001                                                                                      $  (481,822)    $   (481,822)

Balance
December 31, 2001      $   523,891     $   325,600        3,892,085    $  1,088,226    $     34,625    $(2,444,612)    $   (472,270)
                       ------------    ------------    ------------    ------------    ------------    ------------    -------------
2002
----
Expiration of
Series B Warrants on
February 1, 2002                       $  (325,600)                                    $    325,600

Net Loss for
the year ended
December 31, 2002                                                                                      $  (102,677)    $   (102,677)

Balance
December 31, 2002      $   523,891     $         0        3,892,085    $  1,088,226    $    360,225    $(2,547,289)    $   (574,947)
                       ------------    ------------    ------------    ------------    ------------    ------------    -------------
                       ------------    ------------    ------------    ------------    ------------    ------------    -------------

The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 20021


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

Accounting Method
-----------------

     The Company records income and expenses on the accrual method.

Cash and Cash Equivalents
-------------------------

     Cash and cash equivalents include cash on hand, cash on deposit and highly liquid investments with maturities generally of three months or less.

Deferred Offering Costs
-----------------------

     Costs associated with the Company's private offerings have been charged to the proceeds of the offering. If the offerings are unsuccessful, the costs are charged to operations.

Sales and Expenses
------------------

     Sales and expenses are recorded using the accrual basis of accounting.

Fixed Assets and Accumulated Depreciation
-----------------------------------------

     Fixed assets consist of a computer system and are stated at cost less accumulated depreciation which is provided for by charges to operations over the estimated useful lives of the assets.

Use of Estimates
----------------

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

     In June 1997, the Company issued 300,000 shares of Common Stock to certain parties who had performed services on behalf of the Company. The shares were issued in consideration for the cancellation of payments owed by the Company at the agreed upon rate of $.10 per share and were sold through a private placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended.

     On October 24, 1997, the Company completed a private placement offering of 450,000 non-dividend bearing, no par value, Series B Convertible Preferred Shares. All of the shares were sold by the Company and no placement agent was involved in this offering. The shares were sold at a purchase price of $.3125 per share and the Company realized proceeds of $130,633 from the offering, net of offering expenses in the amount of $9,992. The shares were sold through a private placement pursuant to the exemption provided by Rule 504 of Regulation
D under the Securities Act of 1933, as amended. Each Preferred Share is convertible into one and one quarter (1.25) shares of the Company's Common Stock, no par value, at the election of the Preferred Shareholder at any time after thirteen months from the date of issuance thereof and for a period of four years thereafter, ending on October 14, 2002. This date was extended until April 14, 2003 by the Board of Directors on September 23, 2002. As discussed below, the conversion right of the Series B Preferred Shares was adjusted as a result of a 1-for-30 reverse split of the Company's Common Stock on October 1, 1999. Also, as discussed below, the conversion right was further adjusted on January 18, 2000 so that each share of Series B Preferred Stock may be converted to 0.5 (one half) share of Common Stock at the election of the shareholder.

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

     As per the Agreement, a special distribution of 520,056 Common Stock Purchase Warrants was made on October 4, 1999 to holders of the Registrant's Common Stock, Series B Convertible Preferred Stock, and Series B Convertible Preferred Stock Purchase Warrants. The special distribution was made on the basis of one Common Stock Purchase Warrant for each ten shares of Common Stock (pre-reverse split) either outstanding as of September 30, 1999 or committed to be issued upon conversion of the then outstanding Preferred Shares, or the currently outstanding Warrants to purchase Preferred Shares. The Common Stock Purchase Warrants are callable and each represents the right to purchase one share of Common Stock at a price of $6.00 per share during the exercise period, which is from the date of their issuance until October 1, 2001. None of the Common Stock Purchase Warrants were exercised during the exercise period and all such Warrants expired on October 1, 2001.

     On October 16, 1999, the Company issued 11,800 shares of Common Stock to the original investors in Series B Convertible Preferred Stock and Series B Convertible Preferred Stock Purchase Warrants to adjust for the effect of the Company's restructuring.

     At a special meeting of shareholders on January 18, 2000, shareholders approved amending the Articles of Incorporation to adjust the conversion right of the Series B Convertible Preferred Stock from an amount equal to 0.0416 shares to 0.5 (one half) share of Common Stock for each one share of Series B Convertible Preferred Stock. Series B Convertible Preferred Stock were to be converted to Common Stock at the election of the shareholder until October 14, 2002.

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

     Subsequent to the period covered by this Report, on January 10, 2003, the Board of Directors authorized the issuance of 1,499,999 restricted shares (the "Shares") of Common Stock to two creditors of the Company in payment of their outstanding invoices for services. The Shares were issued at the agreed upon rate of $0.03 per share.


Note 4 - Provision for Taxes on Income

     The estimated provision for income taxes is based on the statutory federal and state income tax rates.

Note 5 - Leases and Other Commitments

     The Company leased its premises from Ameristar Group Incorporated ("Ameristar"), an affiliated company, for the following annual rent expenses:

        November 1, 1997 thru September 30, 1998 (eleven months)    $   41,173
        October 1, 1998 thru September 30, 1999                         46,152
        October 1, 1999 thru September 30, 2000                         47,424
        October 1, 2000 thru September 30, 2001                         48,732
        October 1, 2001 thru December 31, 2001                           7,500
                                                                    ----------
                  Total Prior Rent Commitment                       $  190,981

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

     In June, 1997 the Company issued 200,000 shares of Common Stock to two related privately owned companies in consideration of $.10 per share for consulting services performed on behalf of the Company. (See "Note 3 - Capitalization")

     On January 7, 1998, the Company issued 315,000 shares of Series B Convertible Preferred Stock to certain parties who had performed services on behalf of the Company. Of that total, 222,000 shares were issued to two related privately owned companies in consideration of $.25 per share.

     On June 22, 1998, the Registrant issued 300,000 shares of its Common Stock to a company principally owned by a Director of the Registrant in consideration of $.47 per share for consulting services performed on behalf of the Registrant. (See "Note 3 - Capitalization")

     On April 1, 1999, the Registrant issued 71,666 of its preferred stock to a company principally owned by a Director of the Registrant in consideration of $2.00 per share for consulting services performed on behalf of the Registrant. (See "Note 3 - Capitalization")

     On May 21, 1999, 199,995 restricted shares of Common Stock were sold to a principal of L'Abbigliamento, Ltd. who had performed consulting services on behalf of the Registrant. These shares were issued in October, 1999 in consideration for the cancellation of payments in the total amount of $64,995 owed by the Registrant for said services.


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


Note 9 - Write off of Bad Debt

     Pursuant to SFAS-5, "Accounting for Contingencies," the Company has written off the loan receivable in the amount of $157,522 and related interest receivable in the amount of $13,140 during the quarter ended September 30, 2001, and charged a total of $170,662 to bad debt expense. Said loan had been made to the Company's former operating subsidiary, L'Abbigliamento, Ltd., and had been in default for over two years. (See "Note 7 - Divestiture of Subsidiary") Repayment of the loan and related interest cannot be reasonably assured.

Note 10 - Going Concern

     As of December 31, 2002, the Company had a stockholders' deficit of $574,947 and no cash. As a result, substantial doubt exists about its ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by equity transactions. Management is re-evaluating business opportunities and looking for a new direction for the Company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.