Form 10QSB
period 2003-03-31
W3 GROUP INC
filed 2003-04-16
CIK 832488

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

  (Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 2003

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

5,392,084 shares of Common Stock, no par value, outstanding on March 31, 2003.

--------------------------------------------------------------------------------

                                 W3 GROUP, INC.

                         Form 10-QSB Quarterly Report

                        For Period Ended March 31, 2003

                               Table of Contents

                                                        	    	Page

PART I.         FINANCIAL INFORMATION                                     1

        Item 1.   Financial Statements                                    1

                  Unaudited Balance Sheet at March 31, 2003
                  and Audited Balance Sheet at December 31, 2002          1

                  Unaudited Statements of Operations
                  For Three Months Ended March 31, 2003
                  and March 31, 2002                                      2

                  Unaudited Statements of Cash Flows
                  For Three Months Ended March 31, 2003
                  and March 31, 2002                                      3

                  Statements of Stockholders' Equity (Deficit)
                  For Three Months Ended March 31, 2003                   4

                  Notes to Financial Statements                           5

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          13

        Item 3.   Controls and Procedures                                15


PART II.        OTHER INFORMATION                                        16


SIGNATURE                                                                16

CERTIFICATIONS                                                           17

                                    PART I

                            FINANCIAL INFORMATION

Item 1.   Financial Statements

                                W3 GROUP, INC.

                                BALANCE SHEETS
                                --------------

                                           March 31, 2003      December 31, 2002
                                            (Unaudited)            (Audited)
                                         -----------------     -----------------
ASSETS
------
Current Assets
Total Current Assets                      $             0       $             0
                                         -----------------     -----------------
Total Assets                              $             0       $             0
                                         -----------------     -----------------
                                         -----------------     -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current Liabilities:
Accounts payable                          $       248,999       $       293,999
Accrued interest                                   17,454                16,254
Stockholders' loans                                40,000                40,000
Due to Ameristar Group Inc.                       224,694               224,694
                                         -----------------     -----------------
Total Current Liabilities                 $       531,147       $       574,947
                                         -----------------     -----------------

Stockholders' Equity (Deficit):

Preferred Stock, no par value,
  100,000,000 shares authorized

Series B Convertible Preferred,
  non-dividend bearing,
  699,060 shares issued
  and outstanding                         $       523,891       $       523,891

Common Stock, no par value,
  500,000,000 shares authorized,
  5,392,084 and 3,892,085 shares
  issued and outstanding
  as of March 31, 2003
  and December 31, 2002                         1,088,226             1,088,226

Additional paid-in-capital                        405,225               360,225

Retained earnings (Deficit)                    (2,548,489)           (2,547,289)
                                         -----------------     -----------------
Total Stockholders' Equity (Deficit)             (531,147)             (574,947)
                                         -----------------     -----------------
Total Liabilities and
  Stockholders' Equity                   $              0       $             0
                                         -----------------     -----------------
                                         -----------------     -----------------

The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                        FOR THREE MONTHS ENDED MARCH 31
                        -------------------------------

                                               2003                  2002
                                            (Unaudited)           (Unaudited)
                                         -----------------     -----------------
Revenues:                                 $             0       $             0
                                         -----------------     -----------------
Operating Expenses:
Consulting                                $             0       $        51,561
Depreciation and amortization                           0                   120
                                         -----------------     -----------------
Total Operating Expenses                  $             0       $        51,681
                                         -----------------     -----------------

(Loss) From Operations                                  0               (51,681)

Other Income and (Expenses):
Interest Income                                         0                     0
Interest (Expense)                                 (1,200)               (1,200)
                                         -----------------     -----------------
Total Other Income and (Expenses)                  (1,200)               (1,200)
                                         -----------------     -----------------
Net (Loss) Before
  Provision For Income Taxes                       (1,200)              (52,881)
Provision For Income Taxes                              0                     0
                                         -----------------     -----------------
Net (Loss)                                $        (1,200)      $       (52,881)
                                         -----------------     -----------------
Net (Loss Per Share)                      $             0       $        (0.014)
                                         -----------------     -----------------
                                         -----------------     -----------------
Weighted Average Number
  of Shares Outstanding                         5,392,084             3,892,085
                                         -----------------     -----------------
                                         -----------------     -----------------

The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                              CASH FLOW STATEMENTS
                              --------------------
                         FOR THREE MONTHS ENDED MARCH 31
                         -------------------------------

                                               2003                  2002
                                            (Unaudited)           (Unaudited)
                                         -----------------     -----------------
Cash Flows From Operating Activities:
Net loss                                  $        (1,200)      $       (52,881)

Adjustments to reconcile net loss to net
  cash flow from operating activities:
Depreciation and amortization                           0                   120
Decrease (Increase) in prepaid expenses                 0                51,561
Increase in accrued interest                            0                 1,200
(Decrease) Increase in payables                   (43,800)                    0
                                         -----------------     -----------------
Cash Used By Operating Activities                 (45,000)                    0
                                         -----------------     -----------------

Cash Flows From Financing Activities:
Issuance of Common Stock For Services              45,000                     0
                                         -----------------     -----------------
Net Cash Provided (Used)
  By Financing Activities                          45,000                     0
                                         -----------------     -----------------

Net Increase (Decrease) In Cash                         0                     0

Cash, Beginning of the Period                           0                     0
                                         -----------------     -----------------
                                         -----------------     -----------------
Cash, End of the Period                   $             0       $             0
                                         -----------------     -----------------
                                         -----------------     -----------------

The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  --------------------------------------------
                      FOR THREE MONTHS ENDED MARCH 31, 2003
                      -------------------------------------


                       Preferred    Series B
                       Stock Non-   Convertible  Common                                               Total
                       Dividend     Preferred    Stock                                                Stock-
                       Bearing      Stock        Number       Common       Additional                 holders'
                       Series B     Purchase     of           Stock        Paid-in-     Deficit       Equity
                       Convertible  Warrants     Shares       Amount       Capital      Accumulated   (Deficit)
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
Balance,
January 1, 2003        $  523,891   $        0    3,892,085   $1,088,226   $  360,225   $(2,547,289)  $ (574,947)

January 10, 2003
Issuance of Common
Stock for Services                                1,499,999                $   45,000                 $   45,000

Net loss for
3 months ended
March 31, 2003                                                                          $    (1,200)  $   (1,200)
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
Balance,
March 31, 2003         $  523,891   $        0    5,392,084   $1,088,226   $  405,225   $(2,548,489)  $ (531,147)
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
                       -----------  -----------  -----------  -----------  -----------  ------------  -----------


The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED MARCH 31, 2003
                  ------------------------------------------

     The accompanying financial statements of W3 Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. For further information, refer to the financial statements and footnotes thereto included in our annual report for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.


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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED MARCH 31, 2003
                  ------------------------------------------

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

Fixed Assets and Accumulated Depreciation

     Fixed assets are stated at cost less accumulated depreciation which is provided for by charges to operations over the estimated useful lives of the assets.

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED MARCH 31, 2003
                  ------------------------------------------

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

     On October 24, 1997, the Company completed a private placement offering of 450,000 non-dividend bearing, no par value, Series B Convertible Preferred Shares. All of the shares were sold by the Company and no placement agent was involved in this offering. The shares were sold at a purchase price of $.3125 per share and the Company realized proceeds of $130,633 from the offering, net of offering expenses in the amount of $9,992. The shares were sold through a private placement pursuant to the exemption provided by Rule 504 of Regulation
D under the Securities Act of 1933, as amended. Each Preferred Share was originally convertible into one and one quarter (1.25) shares of the Company's Common Stock, no par value, at the election of the Preferred Shareholder at any time after thirteen months from the date of issuance thereof and for a period of four years thereafter, ending on October 14, 2002. This date was extended until April 14, 2003 by the Board of Directors on September 23, 2002 and additionally until July 14, 2003 by the Board of Directors on April 2, 2003. As discussed below, the conversion right of the Series B Preferred Shares was adjusted as a result of a 1-for-30 reverse split of the Company's Common Stock on October 1, 1999. Also, as discussed below, the conversion right was further adjusted on January 18, 2000 so that each share of Series B Preferred Stock may be converted to 0.5 (one half) share of Common Stock at the election of the shareholder.

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED MARCH 31, 2003
                  ------------------------------------------


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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED MARCH 31, 2003
                  ------------------------------------------


     Also, on October 1, 1999, the reverse split of Concorde's Common Stock on the basis of one new share for each 30 existing shares was effected. The number of outstanding shares of Concorde's Series B Convertible Preferred Stock and Series B Convertible Preferred Stock Purchase Warrants remained unchanged, however, the conversion feature was adjusted to reflect the reverse split.

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED MARCH 31, 2003
                  ------------------------------------------


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


Note 5 - Leases and Other Commitments

     The Company leased its premises from Ameristar Group Incorporated ("Ameristar"), an affiliated company, for the following annual rent expenses:

	November 1, 1997 thru September 30, 1998 (eleven months)   $   41,173
	October 1, 1998 thru September 30, 1999                        46,152
	October 1, 1999 thru September 30, 2000                        47,424
	October 1, 2000 thru September 30, 2001                        48,732
        October 1, 2001 thru December 31, 2001                          7,500
                                                                   -----------
                   Total Prior Rent Commitment                     $  190,981
                                                                   -----------
                                                                   -----------

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED MARCH 31, 2003
                  ------------------------------------------

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE FIRST QUARTER ENDED MARCH 31, 2003
                  ------------------------------------------


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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this report, and Management's Discussion and Analysis of Financial Conditions and Results of Operations and General Risk Factors Affecting the Company contained in the Company's annual report for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.


Forward-Looking Statements

     Some of the information contained in this report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to the General Risk Factors contained in the Company's Form 10-KSB for the year ended December 31, 2002. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

     The Company did not have any revenue during the three month period ended March 31, 2003, or during the comparable period for the prior year, and has not had any revenue since the first quarter of 1999.

     Operating expenses for the three month period ended March 31, 2003 were $97,877, an increase of $46,196 from the prior year's period, resulting primarily from increased legal and accounting expenses.

     The net loss for the three month period ended March 31, 2003 was $102,677 compared to a net loss of $52,881 for the comparable period in the prior year, an increase of $49,796, resulting from the aforementioned decrease in consulting and rent expenses and a decrease in other income.

     The Company had no cash at March 31, 2003 and at December 31, 2002. Accounts payable at March 31, 2003 totaled $248,999, a decrease of $45,000 from December 31, 2002, resulting from the payment of two creditors by the issuance of the Company's Common Stock. (See Financial Statements, "Note 3 - Capitalization.")

     On January 10, 2003, the Board of Directors authorized the issuance of 1,499,999 restricted shares (the "Shares") of Common Stock to two creditors of the Company in payment of their outstanding invoices for services. The Shares were issued at the agreed upon rate of $0.03 per share.

     Subsequent to the period covered by this Report, on April 2, 2003, a Resolution was passed by the Board of Directors, which extended the conversion period of the Series B Convertible Preferred Stock from April 14, 2003 until the close of business on July 14, 2003. Each share of Series B Preferred Stock may be converted to 0.5 (one half) share of Common Stock at the election of the shareholder. (See Financial Statements, "Note 3 - Capitalization.")

     The Company is still pursuing L'Abbigliamento, Ltd., the Company's former operating subsidiary, in regard to obtaining payments toward the loan, which was written off in 2001. (See Financial Statements, "Note 7 - Divestiture of Subsidiary and "Note 9 - Write Off of Bad Debt.") No assurance can be made regarding any such payments.

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

Liquidity and Capital Resources

     At March 31, 2003, the Company had no cash. The Company has received an audit opinion which includes a "going concern" risk, which raises substantial doubt regarding the Company's ability to continue as a going concern. Management is re-evaluating business opportunities and looking for a new direction for the Company.


General Risk Factors Affecting the Company

     Various factors could cause actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this document), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including, but not limited to the following:

     .     Rapidly changing business environment.
     .     Intense competition within the market place.
     . Many well established companies and smaller entrepreneurial companies have significant resources that will compete with the Company's limited resources in the acquisition of companies.
     . There can be no assurance that the Company will be able to compete successfully in the acquisition of subsidiary companies.
     . The management of growth is expected to place significant pressure on the Company's managerial, operational, and financial resources.
     . The Company will not be able to accomplish its growth strategy if it is not able to consummate future acquisitions and raise capital.
     . The Company may not be able to operate as a going concern. Refer to independent auditor's report accompanying the Company's financial statements included in the Company's annual report on Form 10-KSB and
           Note 10 to Financial Statements.


Item 3.     Controls and Procedures

     Based on his evaluation, as of a date within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer has concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

     There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II

                               OTHER INFORMATION


Item 1.     Legal Proceedings.                                    Not Applicable


Item 2.     Change in Securities.                                 None


Item 3.     Defaults Upon Senior Securities.                      Not Applicable


Item 4.     Submission of Matters to a Vote of Security Holders.  None


Item 5.     Other Information.                                    None


Item 6.     Exhibits and Reports of Form 8-K.                     None

        (a) Exhibits

            Exhibit No.     Description

               99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Acting President and Principal Financial Officer

        (b) Reports on Form 8-K.

            None


                                    SIGNATURE

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date: April 16, 2003                       By: /s/ Robert Gordon
                                           -----------------------------------
                                                Robert Gordon
                                                Acting President
                                                Principal Financial Officer

                 CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert Gordon, Acting President and Principal Financial Officer of W3 Group, Inc., certify that:

     1.  I have reviewed this quarterly report on Form 10-QSB of W3 Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditor and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditor any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003                       By: /s/ Robert Gordon
                                           -----------------------------------
                                                Robert Gordon
                                                Acting President
                                                Principal Financial Officer