Form 10QSB
period 2003-06-30
W3 GROUP INC
filed 2003-08-13
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended June 30, 2003.

   [  ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transaction Period from ________ to ________

Commission File Number: 0-27083

W3 GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1108035 (I.R.S. Employer Identification Number)
444 Madison Avenue, Suite 2904, New York, New York 10022 (Address of Principal Executive Offices) (Zip Code)
(212) 750-7878 (Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

5,392,084 shares of Common Stock, $.0001 par value, outstanding on June 30, 2003.

W3 GROUP, INC.
Form 10-QSB Quarterly Report
For Period Ended June 30, 2003

i

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

W3 GROUP, INC.
BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS
Current Assets
Total Current Assets	$ 0	$ 0
Total Assets	$ 0	$ 0
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$248,999	$293,999
Accrued interest	18,654	16,254
Stockholders' loans	40,000	40,000
Due to Ameristar Group, Inc.	224,694	224,694
Total Current Liabilities	$ 532,347	$ 574,947
Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value, 10,000,000 shares authorized (See Note 11)	-	-
Series B Convertible Preferred, non-dividend bearing, 699,060 shares issued and outstanding	$523,821	$ 523,891
Common stock, $.0001 par value, 40,000,000 shares authorized, 5,392,084 and 3,892,085 shares issued and outstanding as of June 30, 2003 and December 31, 2002 (See Note 11)	1,087,687	1,088,226
Additional paid-in-capital (See Note 11)	405,834	360,225
Retained earnings (Deficit)	(2,549,689)	(2,547,289)
Total Stockholders' Equity (Deficit)	(532,347)	(574,947)
Total Liabilities and Stockholders' Equity	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

W3 GROUP, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THREE AND SIX MONTHS ENDED JUNE 30

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:	$ 0	$ 0	$ 0	$ 0
Operating Expenses:
Consulting	$ 0	$ 0	$ 0	$51,561
Depreciation and amortization	0	119	0	239
Transfer and filing fees	0	189	0	189
Total Operating Expenses	$ 0	$308	$ 0	$51,989
(Loss) From Operations	$ 0	$(308)	$ 0	$(51,989)
Other Income and (Expenses):
Interest Income	$ 0	$ 0	$ 0	$ 0
Interest (Expense)	(1,200)	(1,200)	(2,400)	(2,400)
Total Other Income and (Expenses)	$(1,200)	$(1,200)	$(2,400)	$(2,400)
Net (Loss) Before Provision For Income Taxes	$ (1,200)	$ (1,508)	$ (2,400)	$ (54,389)
Provision For Income Taxes	0	0	0	0
Net (Loss)	$ (1,200)	$ (1,508)	$ (2,400)	$ (54,389)
Net (Loss Per Share)	$ 0.00	$ 0.00	$ 0.00	$ (0.014)
Weighted Average Number of Shares Outstanding	5,392,084	3,892,085	5,392,084	3,892,085

The accompanying notes are an integral part of these financial statements.

W3 GROUP, INC.

CASH FLOW STATEMENTS (UNAUDITED)
FOR SIX MONTHS ENDED JUNE 30

	2003	2002
Cash Flows From Operating Activities:
Net loss	$ (2,400)	$ (54, 399)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	0	239
Decrease (Increase) in prepaid expenses	0	51,561
Increase in accrued interest	2,400	2,400
(Decrease) Increase in payables	(45,000)	189
Cash Used By Operating Activities	(45,000)	0
Cash Flows From Financing Activities:
Issuance Of Common Stock For Services	45,000	0
Net Cash Provided Used By Financing Activities	45,000	0
Net Increase (Decrease) In Cash	0	0
Cash, Beginning of the Period	0	0
Cash, End of the Period	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

W3 GROUP, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR SIX MONTHS ENDED JUNE 30, 2003

	Preferred Stock Non-Dividend Bearing Series BConvertible	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated	Total Stockholders' Equity (Deficit)
Balance January 1, 2003	$ 523,891	3,892,085	$ 1,088,226	$ 360,225	$ (2,547,289)	$ (574,947)
January 10, 2003 Issuance of Common Stock for Services	-	1,499,999	-	$ 45,000	-	$ 45,000
Net Loss for 3 months ended March 31, 2003	-	-	-	-	$ (1,200)	$ (1,200)
Adjustment for change in par value- May, 2003- See Note 11	$ (70)	-	$ (539)	$ 609	-	-
Net Loss for 3 months ended June 30, 2003	-	-	-	-	$ (1,200)	$ (1,200)
Balance June 30, 2003	$ 523,821	5,392,084	$ 1,087,687	$ 405,834	$ (2,549,689)	$ (532,347)

The accompanying notes are an integral part of these financial statements.

W3 GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE SECOND QUARTER ENDED JUNE 30, 2003

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

Note 1 - Organization and History

   The Company was originally incorporated in the State of Colorado and had been in the development stage since its formation on February 12, 1988. The Company was formed to seek potential business acquisitions and its activities since inception are primarily related to its initial public offering and merger activities. On May 7, 2003 the Company changed its state of incorporation to Delaware (See Note 11).

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

W3 GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE SECOND QUARTER ENDED JUNE 30, 2003

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

W3 GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE SECOND QUARTER ENDED JUNE 30, 2003

   On October 24, 1997, the Company completed a private placement offering of 450,000 non-dividend bearing, no par value, Series B Convertible Preferred Shares. All of the shares were sold by the Company and no placement agent was involved in this offering. The shares were sold at a purchase price of $.3125 per share and the Company realized proceeds of $130,633 from the offering, net of offering expenses in the amount of $9,992. The shares were sold through a private placement pursuant to the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each Preferred Share was originally convertible into one and one quarter (1.25) shares of the Company's Common Stock, no par value, at the election of the Preferred Shareholder at any time after thirteen months from the date of issuance thereof and for a period of four years thereafter, ending on October 14, 2002. This date was extended by the Board of Directors on September 23, 2003 until April 14, 2003; on April 2, 2003 until July 14, 2003; and on June 16, 2003 until October 14, 2003. As discussed below, the conversion right of the Series B Preferred Shares was adjusted as a result of a 1-for-30 reverse split of the Company's Common Stock on October 1, 1999. Also, as discussed below, the conversion right was further adjusted on January 18, 2000 so that each share of Series B Preferred Stock may be converted to 0.5 (one half) share of Common Stock at the election of the shareholder.

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

W3 GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE SECOND QUARTER ENDED JUNE 30, 2003

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

W3 GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE SECOND QUARTER ENDED JUNE 30, 2003

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

Note 5 - Leases and Other Commitments

   None. As of January 1, 2002, office space has been provided by Ameristar Group Incorporated, an affiliated Company, on a rent free basis.

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

W3 GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE SECOND QUARTER ENDED JUNE 30, 2003

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

W3 GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE SECOND QUARTER ENDED JUNE 30, 2003

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

Note 10 - Going Concern

   As of June 30, 2003, the Company had stockholders' deficit of $532,347 and no cash. The audit report accompanying the Company's financial statements for the year ended December 31, 2002 contains a going concern qualification because the Company has no operations, has incurred recurring losses and has no cash. As a result, substantial doubt exists about the Company's ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Refer to the audit report contained in "PART F/S" of Form 10-KSB for the year ended December 31, 2002. Operations to date have been primarily financed by equity transactions. Management is re-evaluating business opportunities and looking for a new direction for the Company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

W3 GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE SECOND QUARTER ENDED JUNE 30, 2003

Note 11 - Change of Company's Domicile

   Effective May 7, 2003, the Company changed its domicile from the State of Colorado to the State of Delaware. This change in its state of incorporation had been previously approved by a vote of the requisite number of holders of the Company's outstanding shares of Common Stock.

   On the effective date, the Company merged into W3 Group, Inc., a newly formed Delaware corporation for the purpose of changing its domicile to Delaware. There was no change in the number of issued and outstanding shares of the Company as a result. The Certificate of Incorporation and By Laws of W3 Group, Inc., a Delaware corporation, became the Certificate of Incorporation and By laws of the Company. As a result, the Company's total number of authorized shares of Preferred Stock was changed from 100,000,000 shares to 10,000,000 shares, and the number of authorized shares of Common Stock was changed from 500,000,000 shares to 40,000,000 shares. Also, the par value for both the Preferred Stock and Common Stock was changed from no par value to $.0001 par value per share. This change resulted in adjustments to the Company's unaudited Balance Sheet at June 30, 2003, consisting of an increase in the amount of $609 to Additional Paid-in Capital and a decrease in the amount of $539 to Common Stock, based on 5,392,084 shares of Common Stock issued and outstanding and a decrease in the amount of $70 to Preferred Stock, based on 699,060 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2003.

Item 2.   Management's Discussion and Analysis of Financial Conditions and Results of Operations

   The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this report, and Management's Discussion and Analysis of Financial Conditions and Results of Operations and General Risk Factors Affecting the Company contained in the Company's annual report for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

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

Results of Operations

   The Company did not have any revenue during the three month period ended June 30, 2003, or during the comparable period for the prior year, and has not had any revenue since the first quarter of 1999.

   The Company had no operating expenses for the three month period ended June 30, 2003, a decrease of $308 from the prior year period.

   The net loss for the three month period ended June 30, 2003 was $1,200 compared to a net loss of $54,389 for the comparable period in the prior year, a decrease of $53,189, resulting from a decrease in consulting expenses of $51,561, a decrease in depreciation expense of $119 and a decrease in transfer fees of $189.

   The Company had no cash at June 30, 2003 and at December 31, 2002. Accounts payable at June 30, 2003 totaled $248,999, a decrease of $45,000 from December 31, 2002, resulting from the payment of two creditors by the issuance of the Company's Common Stock. (See Financial Statements, "Note 3 - Capitalization.")

   The Company's Form 10-QSB for the quarter ended March 31, 2003 inadvertently reported incorrect totals for operating expenses and net loss for that quarter. The correct total for operating expenses was $0 compared to $51,681 for the three month period ended March 31, 2002, a decrease of $51,681 resulting from decreased consulting fees of that amount. The net loss for the quarter ended March 31, 2003 was $1,200 compared to a net loss of $52,881 for the prior year period, a decreased loss of $51,681 resulting from the aforementioned decrease in consulting fees.

   On January 10, 2003, the Board of Directors authorized the issuance of 1,499,999 restricted shares (the "Shares") of Common Stock to two creditors of the Company in payment of their outstanding invoices for services. The Shares were issued at the agreed upon rate of $0.03 per share.

   On June 16, 2003, a Resolution was passed by the Board of Directors, which extended the conversion period of the Series B Convertible Preferred Stock from July 14, 2003 until the close of business on October 14, 2003. Each share of Series B Preferred Stock may be converted to 0.5 (one half) share of Common Stock at the election of the shareholder. (See Financial Statements, "Note 3 - Capitalization.")

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

Change of Corporation's Domicile

   Effective May 7, 2003, the Company's domicile was changed from the State of Colorado to the State of Delaware. This change in its state of incorporation had been previously approved by a vote of the requisite number of holders of the Company's outstanding shares of Common Stock. Refer to Form 8-K filed on May 7, 2003 and financial statements included in this quarterly report- "Note 11 - Change of Company's Domicile".

   On the effective date, the Company merged into W3 Group, Inc., a newly formed Delaware corporation for the purpose of changing its domicile to Delaware. There was no change in the number of issued and outstanding shares of the Company as a result. The Certificate of Incorporation and By Laws of W3 Group, Inc., a Delaware corporation, became the Certificate of Incorporation and By laws of the Company. Refer to Exhibits 3.1 and 3.2 to this Report.

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

Liquidity and Capital Resources

   At June 30 2003, the Company had no cash. The Company has received an audit opinion which includes a "going concern" risk, which raises substantial doubt regarding the Company's ability to continue as a going concern. Management is re-evaluating business opportunities and looking for a new direction for the Company.

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

C Rapidly changing business environment.

C Intense competition within the market place.

C Many well established companies and smaller entrepreneurial companies have significant resources that will compete with the Company's limited resources in the acquisition of companies.

C There can be no assurance that the Company will be able to compete successfully in the acquisition of subsidiary companies.

C The management of growth is expected to place significant pressure on the Company's managerial, operational, and financial resources.

C The Company will not be able to accomplish its growth strategy if it is not able to consummate future acquisitions and raise capital.

C The Company may not be able to operate as a going concern. Refer to independent auditor's report accompanying the Company's financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and Note 10 to Financial Statements.

Item 3. Controls and Procedures

   Based on his evaluation, as of a date within 90 days of the filing of this Form 10-QSB, the Company's Acting President and Principal Financial Officer has concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

   There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable
Item 2.	Change in Securities.	None
Item 3.	Defaults Upon Senior Securities.	Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders.	None
Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.

   (a)  Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (Delaware)
3.2	Bylaws (Delaware)
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Acting President and Principal Financial Officer.
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Acting President and Principal Financial Officer.

   (b)  Reports on Form 8-K

   Form 8-K was filed on May 7, 2003 regarding change of Registrant's domicile from the State of Colorado to the State of Delaware.

SIGNATURE

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2003

/s/ Robert Gordon Robert Gordon Acting President and Principal Financial Office