Form 10QSB
period 2003-09-30
W3 GROUP INC
filed 2003-11-12
CIK 832488

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

             For the Quarterly Period Ended September 30, 2003.

     [ ]     TRANSACTION REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transaction Period from _______ to _______


                        Commission File Number: 0-27083


                                 W3 GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                   84-1108035
-------------------------------         ---------------------------------------
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

10,392,084 shares of Common Stock, $.0001 par value, outstanding on September 30, 2003.

--------------------------------------------------------------------------------

                                 W3 GROUP, INC.

                         Form 10-QSB Quarterly Report
                For Quarterly Period Ended September 30, 2003


                               Table of Contents

                                                        	    	Page
                                                                        ----

PART I -- FINANCIAL INFORMATION                                           1


Item 1.   Financial Statements                                            1

          Unaudited Balance Sheet at September 30, 2003 and
          Audited Balance Sheet at December 31, 2002                      1

          Unaudited Statements of Operations
          For Three and Nine Months Ended
          September 30, 2003 and September 30, 2002                       2

          Unaudited Statements of Cash Flows
          For Nine Months Ended
          September 30, 2003 and September 30, 2002                       3

          Unaudited Statements of Stockholders' Equity
          For Nine Months Ended September 30, 2003                        4

          Notes to Financial Statements                                   5


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  13

Item 3.   Controls and Procedures                                        16



PART II -- OTHER INFORMATION                                             17


SIGNATURE                                                                17


EXHIBIT INDEX                                                            18

                                    PART I

                            FINANCIAL INFORMATION

Item 1.   Financial Statements

                                W3 GROUP, INC.

                                BALANCE SHEETS
                                --------------

                                          Sept. 30, 2003       December 31, 2002
                                            (Unaudited)            (Audited)
                                         -----------------     -----------------
ASSETS
------

  Current Assets:

     Total Current Assets:                $             0       $             0
                                         -----------------     -----------------
        TOTAL ASSETS:                     $             0       $             0
                                         =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

  Current Liabilities:
     Accounts Payable                     $       248,999       $       293,999
     Accrued Interest                              19,854                16,254
     Stockholders' Loans                           40,000                40,000
     Due to Ameristar Group Incorporated          116,694               224,694
                                         -----------------     -----------------
     Total Current Liabilities:           $       425,547       $       574,947
                                         -----------------     -----------------

   Stockholders' Equity (Deficit):
     Preferred Stock, $.0001 par value,
       100,000,000 shares authorized
       (See Note 11)                                    -                     -
     Series B Convertible Preferred,
       non-dividend bearing,
       1,499,060 and 699,060 shares
       issued and outstanding             $       523,901       $       523,891
     Common Stock, $.0001 par value,
       40,000,000 shares authorized,
       10,392,084 and 3,892,085 shares
       issued and outstanding
       as of September 30, 2003 and
       December 31, 2002 (See Note 11)          1,088,187             1,088,226
     Additional Paid-in-capital
       (See Note 11)                              513,254               360,225
     Retained Earnings (Deficit)               (2,550,889)           (2,547,289)
                                         -----------------     -----------------
     Total Stockholders' Equity (Deficit)        (425,547)             (574,947)
                                         -----------------     -----------------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY             $             0       $             0
                                         =================     =================


   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      ------------------------------------
                  FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30
                  --------------------------------------------

                                For the Three Months     For the Nine Months
                                Ended September 30,      Ended September 30,
                              -----------------------  -----------------------
                                  2003        2002         2003        2002
                              ----------- -----------  ----------- -----------
Revenues:                      $       0   $       0    $       0   $       0
                              ----------- -----------  ----------- -----------

Operating Expenses:
  Consulting                   $       0   $       0    $       0   $  51,561
  Depreciation and Amortization        0           0            0         239
  Transfer and Filing Fees             0         578            0         767
                              ----------- -----------  ----------- -----------
     Total Operating Expenses  $       0   $     578    $       0   $  52,567
                              ----------- -----------  ----------- -----------

(Loss) From Operations:        $       0   $    (578)   $       0   $ (52,567)
                              ----------- -----------  ----------- -----------

Other Income and (Expenses):
  Interest Income              $       0   $       0    $       0   $       0
  Interest (Expense)              (1,200)     (1,200)      (3,600)     (3,600)
                              ----------- -----------  ----------- -----------
    Total Other Income
       and (Expenses)          $  (1,200)  $  (1,200)   $  (3,600)  $  (3,600)
                              ----------- -----------  ----------- -----------

Net (Loss) Before
   Provision for Income Taxes  $  (1,200)  $  (1,778)   $  (3,600)  $ (56,167)

Provision for Income Taxes             0           0            0           0
                              ----------- -----------  ----------- -----------
Net (Loss)                     $  (1,200)  $  (1,778)   $  (3,600)  $ (56,167)
                              ----------- -----------  ----------- -----------
Net (Loss) Per Share           $    0.00   $    0.00    $    0.00   $  (0.014)
                              =========== ===========  =========== ===========

Weighted Average Number of
   Shares Outstanding          5,392,084   3,892,085    5,392,084   3,892,085
                              =========== ===========  =========== ===========

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                        CASH FLOW STATEMENTS (UNAUDITED)
                        --------------------------------
                       FOR NINE MONTHS ENDED SEPTEMBER 30
                       ----------------------------------

                                               2003                  2002
                                         -----------------     -----------------
Cash Flows From Operating Activities:

Net loss                                  $        (3,600)      $       (56,167)

Adjustments to reconcile net loss to net
  cash flow from operating activities:
    Depreciation and amortization                       0                   239
    Decrease (Increase) in prepaid expenses             0                51,561
    Increase in accrued interest                    3,600                 3,600
    (Decrease) Increase in payables               (45,000)                  767
    (Decrease) Increase in due to
       Ameristar Capital Incorporated            (108,000)                    0
                                         -----------------     -----------------
Cash Used By Operating Activities:        $      (153,000)      $             0
                                         -----------------     -----------------

Cash Flows From Financing Activities:

Issuance of Common Stock for Services     $        45,000       $             0

Issuance of Common Stock in exchange
  for cancellation of debt                        100,000                     0

Issuance of Series B Preferred Stock
  in exchange for cancellation of debt              8,000                     0
                                         -----------------     -----------------
Net Cash Provided (Used)
  By Financing Activities                 $       153,000       $             0
                                         -----------------     -----------------

Net Increase (Decrease) In Cash           $             0       $             0

Cash, Beginning of the Period                           0                     0
                                         =================     =================
Cash, End of the Period                   $             0       $             0
                                         =================     =================

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                 ----------------------------------------------
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2003
                    ----------------------------------------


                       Preferred
                       Stock Non-    Common                                               Total
                       Dividend      Stock                                                Stock-
                       Bearing       Number       Common       Additional                 holders'
                       Series B      of           Stock        Paid-in-     Deficit       Equity
                       Convertible   Shares       Amount       Capital      Accumulated   (Deficit)
                       -----------   -----------  -----------  -----------  ------------  -----------
Balance,
January 1, 2003        $  523,891      3,892,085  $1,088,226   $  360,225   $(2,547,289)  $ (574,947)
====================   ===========   ===========  ===========  ===========  ============  ===========
January 10, 2003
Issuance of Common
Stock for Services                     1,499,999               $   45,000                 $   45,000

Adjustment for
change in par value-
May, 2003-
See Note 11            $      (70)                $     (539)  $      609

September 30, 2003
Issuance of Common
Stock in exchange
for cancellation
of debt                                5,000,000  $      500   $   99,500                 $  100,000

September 30, 2003
Issuance of Series
B Preferred Stock in
exchange for
cancellation of debt   $       80                              $    7,920                 $    8,000

Net loss for
Nine months ended
September 30, 2003                                                          $    (3,600)  $   (3,600)

Balance,
September 30, 2003     $  523,901     10,392,084  $1,088,187   $  513,254   $(2,550,889)  $ (425,547)
====================   ===========   ===========  ===========  ===========  ============  ===========

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                   ----------------------------------------

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

Note 1 - Organization and History
---------------------------------

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

     L'Abbigliamento, Ltd. is a New York State corporationwhich was incorporated in March, 1992. L'Abbigliamento, Ltd. commenced operations in August of 1992 as an importer of fine men's clothing. In October of 1995 Vista International Ltd., incorporated in the Cayman Islands, was organized to acquire raw material and to sell finished goods to areas outside the United States. Effective July 1, 1997 L'Abbigliamento, Ltd. and Vista International Ltd. were acquired through an exchange of stock by Concorde Strategies Group, Inc. As a result of the Company's changed focus, an agreement for the divestiture of L'Abbigliamento, Ltd. effective March 31, 1999, was approved by shareholders on August 12, 1999, (see "Note 7 - Divestiture of Subsidiary" and "Note 8 - Merger and Acquisitions") and the divestiture was completed.

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


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

Accounting Method
-----------------

     The Company records income and expenses on the accrual method.

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                   ----------------------------------------

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

Fixed Assets and Accumulated Depreciation
-----------------------------------------

     Fixed assets are stated at cost less accumulated depreciation, which is provided for by charges to operations over the estimated useful lives of the assets.

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


Note 3 - Capitalization
-----------------------

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                   ----------------------------------------

     On October 24, 1997, the Company completed a private placement offering of 450,000 non-dividend bearing, no par value, Series B Convertible Preferred Shares. All of the shares were sold by the Company and no placement agent was involved in this offering. The shares were sold at a purchase price of $.3125 per share and the Company realized proceeds of $130,633 from the offering, net of offering expenses in the amount of $9,992. The shares were sold through a private placement pursuant to the exemption provided by Rule 504 of Regulation
D under the Securities Act of 1933, as amended. Each Preferred Share was originally convertible into one and one quarter (1.25) shares of the Company's Common Stock, no par value, at the election of the Preferred Shareholder at any time after thirteen months from the date of issuance thereof and for a period of four years thereafter, ending on October 14, 2002. This date was extended by the Board of Directors on September 23, 2003 until April 14, 2003; on April 2, 2003 until July 14, 2003; on June 16, 2003 until October 14, 2003; and on September 30, 2003 until January 14, 2004. As discussed below, the conversion right of the Series B Preferred Shares was adjusted as a result of a 1-for-30 reverse split of the Company's Common Stock on October 1, 1999. Also, as discussed below, the conversion right was further adjusted on January 18, 2000 so that each share of Series B Preferred Stock may be converted to 0.5 (one half) share of Common Stock at the election of the shareholder.

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                   ----------------------------------------

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                   ----------------------------------------

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

     On September 30, 2003, the Board of Directors authorized the issuance of 5,000,000 shares of Common Stock and 800,000 shares of Series B Convertible Preferred Stock to a creditor owned by two Directors of the Company in payment of a portion of the Company's outstanding debt for operating expenses, rent and administrative services since 1996. The shares of Common stock were issued at the agreed upon rate of $0.02 per share and the shares of Series B Convertible Preferred Stock were issued at the agreed upon rate of $0.01 per share.


Note 4 - Provision for Taxes on Income
--------------------------------------

     The estimated provision for income taxes is based on the statutory federal and state income tax rates.


Note 5 - Leases and Other Commitments
-------------------------------------

     None. As of January 1, 2002, office space has been provided by Ameristar Group Incorporated ("Ameristar"), an affiliated Company, on a rent free basis.

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                   ----------------------------------------

Note 6 - Related Party Transactions
-----------------------------------

     The Company has received advances of monies for its operating expenses from Ameristar. W3 leased office space from Ameristar on a monthly rental, commencing on November 1, 1997 for a term of three years and eleven (11) months, ending on September 30, 2001, and thereafter on a month to month basis. As of January 1, 2002, office space has been provided to the Company by Ameristar on a rent free basis.

     The Company has incurred consulting fees of $236,833 to its Acting President, and $45,000 to Ameristar since the beginning of 1996. No such consulting fees have been incurred since December 31, 2001.

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

     On September 30, 2003, the Company issued 5,000,000 shares of Common Stock in consideration of $0.02 per share and 800,000 shares of Series B Convertible Preferred Stock in consideration of $0.01 per share, to Ameristar, a creditor owned by two Directors of the Company for past advances for operating expenses, rent and administrative services since 1996. These shares were issued in lieu of $100,000 and $8,000 respectively, such amounts being a portion of the Company's outstanding obligation of $226,694.

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                   ----------------------------------------

Note 7 - Divestiture of Subsidiary
----------------------------------

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


Note 8 - Merger and Acquisitions
--------------------------------

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


Note 9 - Write off of Bad Debt
------------------------------

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

                                 W3 GROUP, INC.

                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                   ----------------------------------------

Note 10 - Going Concern
-----------------------

     As of September 30, 2003, the Company had stockholders' deficit of $533,547 and no cash. The audit report accompanying the Company's financial statements for the year ended December 31, 2002 contains a going concern qualification because the Company has no operations, has incurred recurring losses and has no cash. As a result, substantial doubt exists about the Company's ability to continue as a going concern. These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Refer to the audit report contained in "PART F/S" of Form 10-KSB for the year ended December 31, 2002. Operations to date have been primarily financed by equity transactions. Management is re-evaluating business opportunities and looking for a new direction for the Company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


Note 11 - Change of Company's Domicile
--------------------------------------

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


Critical Accounting Policies and Estimates

     This discussion and analysis of our financial condition and results of operation is based on our financial statements, which we prepare in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.

Results of Operations

     The Company did not have any revenue during the three month period ended September 30, 2003, or during the comparable period for the prior year, and has not had any revenue since the first quarter of 1999.

     The Company had no operating expenses for the three month period ended September 30, 2003, a decrease of $578 from the prior year period.

     The net loss for the three month period ended September 30, 2003 was $1,200 compared to a net loss of $1,778 for the comparable period in the prior year, a decrease of $578. The net loss for the nine month period ended September 30, 2003 was $3,600, compared to a net loss of $56,167 for the prior year comparable period, resulting from a decrease in consulting expenses of $51,561, a decrease in depreciation expense of $239 and a decrease in transfer fees of $767.

     The Company had no cash at September 30, 2003 and at December 31, 2002. Accounts payable at September 30, 2003 totaled $248,999, a decrease of $45,000 from December 31, 2002, resulting from the payment of two creditors by the issuance of the Company's Common Stock. (See Financial Statements, "Note 3 - Capitalization.") The liability to Ameristar decreased $108,000 to $116,694 during the quarter ended September 30, 2003 as a result of the issuance of the Company's Common Stock and Series B Convertible Preferred Stock in partial satisfaction of the Company's obligation to Ameristar (See Financial Statements, "Note 3- Capitalization" and "Note 6- Related Party Transactions").

     On January 10, 2003, the Board of Directors authorized the issuance of 1,499,999 restricted shares (the "Shares") of Common Stock to two creditors of the Company in payment of their outstanding invoices for services. The Shares were issued at the agreed upon rate of $0.03 per share.

     On June 16, 2003, a Resolution was passed by the Board of Directors, which extended the conversion period of the Series B Convertible Preferred Stock from July 14, 2003 until the close of business on October 14, 2003. On September 30, 2003, the Board of Directors passed a Resolution to extend the conversion period to January 14, 2004. Each share of Series B Preferred Stock may be converted to
0.5 (one half) share of Common Stock at the election of the shareholder. (See Financial Statements, "Note 3 - Capitalization.")

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


Liquidity and Capital Resources

     At September 30 2003, the Company had no cash. The Company has received an audit opinion, which includes a "going concern" risk, which raises substantial doubt regarding the Company's ability to continue as a going concern. (See "Note 10 to Financial Statements). Management is re-evaluating business opportunities and looking for a new direction for the Company.


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


Item 1.     Legal Proceedings.                                    None


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


Date: November 12, 2003                 By: /s/ Robert Gordon
                                           -----------------------------------
                                                Robert Gordon
                                                Acting President
                                                Principal Financial Officer

                                 EXHIBIT INDEX

   Exhibit No.     Description
   -----------     -----------

      31.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Acting President and Principal Financial Officer

      32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Acting President and Principal Financial officer