Form 10KSB
period 2003-12-31
W3 GROUP INC
filed 2004-03-29
CIK 832488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                  FORM 10-KSB

                  Annual Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

                         Commission File Number: 0-27083

                                 W3 GROUP, INC.
            (Exact name of Registrant as specified in its Charter)

             Delaware                                  84-1108035
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

Securities registered pursuant to Section 12(g) of the Act:
  Title of each class:              Name of each exchange on which registered:
  Common Stock, $.0001 par value    None

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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. At December 31, 2003, 10,392,084 shares of Common Stock, $.0001 par value, were outstanding.

The aggregate market value of the voting stock held by non-affiliates of registrant on December 31, 2003 was $74,600.

                                 W3 GROUP, INC.
                                  FORM 10-KSB
                               December 31, 2003

                               TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS                                                    2

PART I

     ITEM 1.   Business                                                       2
     ITEM 2.   Properties                                                     4
     ITEM 3.   Legal Proceedings                                              4
     ITEM 4.   Submission of Matters to a Vote of Security Holders            4

PART II

     ITEM 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters                                5
     ITEM 6.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      6
     ITEM 7.   Financial Statements and Supplementary Data                   10
     ITEM 8.   Disagreements on Accounting and Financial Disclosure          10

PART III

     ITEM 9.   Directors and Executive Officers of the Registrant            11
     ITEM 10.  Executive Compensation                                        12
     ITEM 11.  Security Ownership of Certain Beneficial
               Owners and Management                                         13
     ITEM 12.  Certain Relationships and Related Transactions                14

PART IV

     ITEM 13.  Exhibits, Lists, Schedules, and Reports on Form 8-K           15
     ITEM 14.  Controls and Procedures                                       16

PART F/S

     Financial Statements                                           F-1 to F-12

SIGNATURES                                                                   16

                           FORWARD-LOOKING STATEMENTS

     Some of the information contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause our actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to us at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond our control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to those risks and uncertainties set forth below under the heading "Risk Factors," as well as those risk factors discussed in our Form 10-KSB for the fiscal year ended December 31, 2002. Actual results that we achieve may differ materially from any forward looking statements due to such risks and uncertainties, and we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                     PART I

ITEM 1.  BUSINESS

Introduction
------------

     Unless otherwise indicated or the context requires otherwise, references to "W3," "Registrant," "the Company," "we," "us" and "our" are to W3 Group, Inc.

     W3 Group, Inc. was formed in 1988 under the laws of the State of Colorado for the purpose of participating, either through acquisition or merger, in a viable business opportunity. Registrant has, since its inception, been evaluating various privately held companies which management believed could be viable business opportunities. On May 7, 2003, we changed our state of incorporation to Delaware.

     On September 23, 1996, the Company, then named Concorde Strategies Group, Inc. ("Concorde"), entered into an Agreement and Plan of Reorganization pursuant to which it acquired 100% of the issued and outstanding capital stock of Concorde Management, Ltd. ("CML") and its wholly owned subsidiary, L'Abbigliamento, Ltd. This acquisition was concluded as of July 1, 1997. L'Abbigliamento, Ltd., a New York based distributor of Italian made men's apparel, was later divested by the Company, effective March 31, 1999.

     In 1999, the Company decided to reorganize and focus its acquisition efforts on internet related technology companies. Accordingly, Concorde entered into an Agreement and Plan of Share Exchange with W3 Group, Inc., a privately held company, and said Agreement became effective on October 1, 1999, after approval by shareholders. At that time, Concorde changed its corporation name to W3 Group, Inc. As a result of the significant changes in the internet industry, our focus is no longer on Internet related companies.


Present Overview
----------------

     We intend to acquire, finance, and restructure operating companies that are interested in a business combination. We are seeking to acquire companies that would become wholly owned, or majority owned, subsidiaries of W3 and intend to concentrate on existing companies that have proven markets, profitability, and management. Our goal is to provide a platform for selected companies to expand their markets, strengthen internal functions by providing consulting services and professional management support, and expand capital while allowing the companies to continue management of daily operations.

     Our objective is to better meet the needs of growing companies that may have had difficulty obtaining capital from traditional sources such as banks, large asset based lenders, and the public securities markets. Also, we believe that our opportunity is enhanced because of the consolidation in the commercial banking industry and the emphasis in investment banking toward increasingly larger financings. The resulting diminishing of available capital has affected the flow to smaller companies, where the need for capital is the most critical.

     Our approach is to develop "partnerships" with companies having exceptional management in order to improve the long-term value of a business. The participation of management through equity based compensation and stock ownership is a crucial ingredient of our plan.

     As described in the preceding introduction, as a result of the divestiture of L'Abbigliamento, Ltd., effective March 31, 1999, we essentially have not had any business operations since that time. While we are seeking acquisition candidates, there can be no assurance that any acquisition will be consummated.


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

     Our intended marketplace is rapidly changing and highly competitive, and it is expected that this competition will persist and intensify in the future. New competitors may emerge and rapidly acquire significant market share.
Competitors may be able to respond more quickly than us to new or emerging technologies and changes in the marketplace.

ITEM 2.  PROPERTIES

Facilities
----------

     We have utilized the offices and business facilities of Ameristar Group Incorporated, a privately held corporation principally owned and controlled by two Directors of the Company, on rent-free basis since January 1, 2002.


Employees
---------

     We presently have no fulltime employees. Our officers and directors are engaged in other business activities and devote so much of their time to our affairs as is required.


ITEM 3.  LEGAL PROCEEDINGS

     We do not know of any litigation pending, threatened or contemplated, or unsatisfied judgments against us, or any proceedings in which we are a party. We also do not know of any legal action pending or threatened or judgments entered against any of our Officers or Directors in their capacity as such.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Our Common Stock trades under the symbol "WWWG" and the Series B Convertible Preferred Stock trades under the symbol "WWWGP" on the OTC Electronic Bulletin Board. The number of record shareholders on December 31, 2003 for our Common Stock was 399 and for our Series B Convertible Preferred Stock was 26 shareholders. There currently are 4 market makers for our Common Stock and 3 market makers for our Series B Convertible Preferred Stock.

     The following tables show for the periods indicated the approximate range of high and low bid quotes for our Common Stock and Series B Convertible Preferred Shares obtained from the OTC Electronic Bulletin Board and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.


COMMON STOCK TRADING HISTORY - WWWG
                                        2002                2003
                                 -----------------   -----------------
                                   High      Low       High      Low
                                 -------   -------   -------   -------
Quarter ended March 31           $ 0.033   $ 0.030   $ 0.020   $ 0.020
Quarter ended June 30            $ 0.050   $ 0.033   $ 0.020   $ 0.020
Quarter ended September 30       $ 0.048   $ 0.030   $ 0.020   $ 0.020
Quarter ended December 31        $ 0.035   $ 0.020   $ 0.060   $ 0.010


SERIES B CONVERTIBLE PREFERRED SHARE TRADING HISTORY - WWWGP

                                        2002                2003
                                 -----------------   -----------------
                                   High      Low       High      Low
                                 -------   -------   -------   -------
Quarter ended March 31           $ 0.040   $ 0.010   $ 0.004   $ 0.004
Quarter ended June 30            $ 0.010   $ 0.010   $ 0.004   $ 0.004
Quarter ended September 30       $ 0.030   $ 0.010   $ 0.004   $ 0.004
Quarter ended December 31        $ 0.010   $ 0.0005  $ 0.030   $ 0.004


     We have not paid any dividends and there are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, is determined by the Board of Directors based upon conditions then existing. There are no restrictions on the Company's ability to pay dividends.

     On January 10, 2003, the Board of Directors authorized the issuance of 1,499,999 restricted shares of Common Stock to two of our creditors in payment of their outstanding invoices for services. These shares were issued at the agreed upon rate of $.03 per share.

     On September 30, 2003, the Board of Directors authorized the issuance of 5,000,000 shares of Common Stock and 800,000 shares of Series B Convertible Preferred Stock to a creditor owned by two of our Directors in payment of a portion of our outstanding debt for operating expenses, rent and administrative services since 1996. The shares of Common stock were issued at the agreed upon rate of $0.02 per share and the shares of Series B Convertible Preferred Stock were issued at the agreed upon rate of $0.01 per share.

     On January 8, 2004, a resolution was passed by the Board of Directors, which extended the conversion period of the Series B Convertible Preferred Stock from January 14, 2004 until the close of business on April 14, 2004. Each share of Series B Preferred Stock may be converted to 0.5 (one half) share of Common Stock at the election of the shareholder.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     We did not have any revenue during the years 2002 or 2003, or in 2004 as of the date of this Report.

     Operating expenses for 2003 was $3,590 compared to $97,877 in 2003, a decrease of $94,287 from the prior year, resulting primarily from decreased consulting fees in the amount of $51,561 and decreased professional fees in the amount of $45,000.

     The net loss for the twelve-month period ended December 31, 2003 was $8,390 compared to a net loss of $102,677 for the prior year period, a decrease of $94,287, reflecting the aforementioned decreased operating expenses.

     We had no cash and cash equivalents at December 31, 2003 and December 31, 2002. Accounts payable and accrued expenses at December 31, 2003 totaled $369,283, compared to $518,693 at December 31, 2002, a decrease of $149,410, which included a decrease of $45,000 resulting from the issuance of common stock in exchange for the cancellation of debt. The amount due to Ameristar Group Incorporated ("Ameristar") at December 31, 2003 decreased $108,000 from the prior year, resulting from the issuance of stock in exchange for cancellation of a portion of the debt owing to Ameristar.

     We are still pursuing L'Abbigliamento, Ltd. in regard to obtaining payments toward the loan made by us in the amount of $157,522 and interest in the amount of $13,140. These amounts were written off during the quarter ended September 30, 2001. No assurances can be given regarding the collection of any payments from L'Abbigliamento, Ltd.

     We are continuing to look for suitable acquisition candidates. As of the date of this Report, no additional acquisition candidates have been found, and there no assurance can be given that any candidates will be found.


Liquidity and Capital Resources
-------------------------------

     At the end of fiscal 2003, we had no cash. We have received an audit opinion, which includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. (See Financial Statements, "Note 10- Going Concern Considerations".) Management is reevaluating business opportunities and looking for a new business direction.

Risk Factors Affecting the Company

     We have not had any business operations since the divestiture of our former operating subsidiary, L'Abbigliamento, Ltd., effective March 31, 1999. Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about the risks, together with the other information contained in this report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this report. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.


     We have no operations and no revenue.

     We have no operations or revenue and therefore are subject to all the risks inherent in such a business venture, many of which are beyond our control, including the inability to implement successful operations, lack of capital to finance acquisitions and failure to achieve market acceptance. In addition, we face significant competition from many companies virtually all of which are larger, better financed and have significantly greater market recognition than us.


     The ability to attract and retain highly qualified personnel to operate and manage our business is extremely important and our failure to do so could adversely affect us.

     Presently, we are totally dependent upon the personal efforts of our current management. The loss of any of our officers or directors could have a material adverse effect upon our business and future prospects. We do not presently have key-person life insurance upon the life of any of our officers or directors. Further, all decisions with respect to management of our affairs will be made exclusively by current management. We may also employ independent consultants to provide business and marketing advice. Such consultants have no fiduciary duty to us or our stockholders, and may not perform as expected. Our success will, in significant part, depend upon the efforts and abilities of management, including such consultants as may be engaged in the future. Additionally, as we implement our planned acquisition of commercial operations, we will require the services of additional skilled personnel. There can be no assurance that we can attract persons with the requisite skills and training to meet our future needs or, even if such persons are available, that they can be hired on terms favorable to us.


     Our financial statements contain a "going concern" qualification and our operations are dependent upon our ability to raise additional working capital.

     We may not be able to operate as a going concern. The independent auditor's report accompanying our financial statements contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. We are in need to raise funds to implement our plans. As of December 31, 2003, we had no cash and a total stockholders' deficit of $430,337. This condition raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, our ability to continue to operate as a going concern will depend upon our ability to raise additional working capital. Our failure to raise funds would materially and adversely affect our ability to continue as a going concern.

     Our ability to execute our acquisition strategy will require us to obtain additional working capital.

     Our business strategy will require that substantial capital investment and adequate financing be available to us for the completion of acquisitions, development and integration of operations and technology as needed. In the event that we cannot obtain the necessary capital to fund our operations as planned, we may need to limit our operations and activities. We cannot guarantee that such capital investment will be available to us at all or on terms that are acceptable to us. Our failure to obtain the necessary amount of capital to fund our operations as currently anticipated could have a material, adverse effect upon our capacity to continue operations.


     The means by which we raise capital could cause substantial dilution to stockholders or result in significant interest expense or restrictive covenants.

     Our ability to operate as a going concern and to fund our planned acquisition activities will require that we obtain substantial capital. We may raise these funds by selling additional shares of our common stock or by incurring additional debt. Depending on the terms negotiated with potential investors, such shares of common stock may be issued at a price per share less than the trading prices listed for our common stock on the OTC Bulletin Board and thus may be significantly dilutive to our current stockholders. In addition, such dilution could likely have a depressive effect on the market price of our common stock, should a public market continue for our shares of common stock. In addition, any debt financing that we are able to obtain, if any, may involve significant interest expense or restrictive covenants that may limit our activities.


     Our business strategy depends upon our ability to acquire operating companies and our failure to successfully do so would have a material adverse affect upon our business.

     Our acquisition plan depends on our ability to identify suitable acquisition candidates, effectively integrate acquired companies into our organization, retain personnel and customers in the acquired companies and obtain necessary financing on acceptable terms. There can be no assurances that any transactions will be consummated on the terms proposed. Our failure to consummate such transactions on the terms proposed could have a material, adverse effect on our business.


     Our failure to successfully integrate any companies that we acquire would materially and adversely affect our business.

     Any acquisition that we complete or will contemplate, is accompanied by risks which include difficulty assimilating the operations and personnel of acquired businesses, maximizing our financial and strategic position through the successful incorporation and integration of acquired personnel and customers, maintaining uniform standards and preventing the impairment of relationships with employees and customers. Additionally, as we implement our plan, there can be no assurance that there will not be substantial unanticipated costs and expenses associated with the start-up and implementation of such acquisition plan. Our failure to integrate these businesses satisfactorily or to consummate such transactions on the terms proposed could have a material, adverse effect on our business.

     The successful implementation of our business strategy depends upon the ability of our management to monitor and control costs.

     With respect to our planned operations, management cannot accurately project or give any assurance with respect to our ability to control development and operating costs and/or expenses in the future. Consequently, even if we are successful in implementing our acquisition plan, of which there can be no assurance, management still may not be able to control costs and expenses adequately, and such operations may generate losses.


     We may become subject to governmental regulations and oversight, which could adversely affect our ability to continue or expand our business strategy.

     Although our acquisition plans are currently not subject to any regulations, it is possible that, in the future, such regulations may be legislated. Although we cannot predict the extent of any such future regulations, a possibility exists that future or unforeseen changes may have an adverse impact upon our ability to continue or expand our business as presently planned.


     We do not foresee issuing any cash dividends.

     We have not paid any dividends to date nor, by reason of our present financial status and contemplated financial requirements, do we anticipate paying any dividends in the foreseeable future.


     There is a lack of an active public market for our common stock.

     Our Common Stock trades under the symbol "WWWG" and the Series B Convertible Preferred Stock trades under the symbol "WWWGP" on the OTC Electronic Bulletin Board. There can be no assurances, however, that a market will develop or continue for our common stock. Our common stock may be thinly traded, if traded at all, even if we achieve full operation and generate significant revenue. In addition, our stock is defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our common stock, and therefore, may adversely affect the ability of our stockholders to sell common stock in the public market.

     Sales by our existing stockholders of shares of our common stock could cause our stock price to decline.

     A total of 10,392,084 shares of common stock were issued and outstanding as of December 31, 2003, of which 8,158,766 shares thereof were "restricted securities" as that term is defined under the Securities Act of 1933, as amended. All such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Audited financial statements for the fiscal years ended December 31, 2003 and 2002 are submitted herein as PART F/S on Pages F-1 to F-12.


ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors are as follows:

Name                    Age    Position(s) Held
--------------------    ---    -----------------

Robert Gordon           68     Acting President
Martin I. Saposnick     57     Director of Corporate Development and Director
Joseph J. Messina       49     Director
William C. Hayde        43     Secretary and Director

     Profiles of our Directors and Officers are set forth below. All Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the Board may be filled by majority vote of the remaining Directors. Our Officers serve at the will of the Board of Directors. There is no Executive Committee or other committee of the Board of Directors. Election to the Board of Directors is for a period of one year or until the next shareholder's meeting and elections are ordinarily held at our Annual Meeting of Shareholders. There are no family relationships among Officers and Directors.


Profiles of Officers and Directors

     Robert Gordon is Acting President. From April 2003 to present Mr. Gordon has been President of Madison Ventures, Inc., Madison Group I, Inc., Madison Group II, Inc., Madison Group III, Inc., Madison Group IV, Inc., Madison Group V, Inc., and Madison Group VI, Inc. Mr. Gordon is also Executive Vice-President of Ameristar Group Incorporated, a privately owned investment banking firm.
From 1999 to August, 2002 Mr. Gordon was President of Lifen, Inc. From 1996-1999, Mr. Gordon was President and a Director of Concorde Strategies Group, Inc. and from 1993-1996, Executive Vice President of Contex, Inc., an investment banking and consulting firm in Naples, Florida. From 1990-1993, as Managing Director of a specialty apparel company, he was responsible for marketing and sales, finance, manufacturing, retail and mail order operations, MIS, strategic planning, organizational development, and re-structuring the business. From 1988-1989, Mr. Gordon was President and Chief Operating Officer of a public company that manufactured precision parts, performed engineering design services, and conducted technology research and development. Previously, he was Executive Vice President of a financial services firm, responsible for administration, business operations, and organizational development. Mr. Gordon also had a management consulting practice and performed broad based professional services which included strategic and financial planning, marketing and growth studies, business re-structuring, acquisition plans, implementation of new business strategies, MIS development, and training programs. Previously, Mr. Gordon was Director of MIS for Kinney Shoe Corporation.

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


ITEM 10.  EXECUTIVE COMPENSATION

     We did not pay any compensation to any of our Officers and Directors during the years ended December 31, 2003 and December 31, 2002. There are no written agreements between us and any of our Officers, and there are no agreements with Directors for payment of Director fees. As of December 31, 2003, we have accrued obligations which began in 1996 to Mr. Robert Gordon, Acting President, in the form of consulting fees totaling $190,733. We do not presently have any pension plan, profit sharing plan, or similar plans for the benefit of our Directors, Officers, or employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The following chart sets forth, as of December 31, 2003, the end of our fiscal year, information with respect to (1) any person known by us to own beneficially more than five (5%) percent of our Common Stock, based on 10,392,084 shares issued and outstanding as of December 31, 2003; (2) Common Stock owned beneficially by each of our Officers or Directors; and (3) the total of our Common Stock owned beneficially, directly or indirectly, by our Officers and Directors as a group.

                                    Number of Shares of
                Name                Common Stock Owned    Percentage of Class
---------------------------------   -------------------   -------------------
Sirbu Enterprises, LLLP                    525,000               5.05 %
  A Colorado Limited Liability
     Limited Partnership (4)
  16414 Sandstone Dr.
  Morrison, CO 80465

Wilmont Holdings Corp.* (5)                630,000               6.06 %
  33 Wilputte Place
  New Rochelle, NY 10804

Lomar Corp.* (6)                           625,000               6.01 %
  21 Schermerhorn
  Brooklyn, NY 11201

Robert Gordon*                             103,667               1.00 %
  444 Madison Avenue, Suite 2904
  New York, NY 10022

William C. Hayde*                          300,100               2.89 %
  76 Cliff Road
  Belle Terre, NY 11777

Dunhill Limited* (7)                         3,334               0.03 %
  444 Madison Avenue, Suite 2904
  New York, NY 10022

Jeffrey Pearlman (8)                       674,283               6.49 %
  224 West 30th Street, Suite 701
  New York, NY 10001

Ameristar Group Incorporated* (9)        5,000,000              48.11 %
  444 Madison Avenue, Suite 2904
  New York, NY 10022

Officers and Directors                   1,388,677              13.36 %
as a Group (4 Persons)(3)

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

(7) Dunhill Limited is privately held corporation principally owned and controlled by Joseph J. Messina and Martin I. Saposnick, Directors of the Company.
(8) Includes 7,617 shares owned by Remsen Group, Ltd., a privately held corporation principally owned and controlled by the shareholder.
(9) Ameristar Group Incorporated is a privately held corporation principally owned and controlled by the principals of Lomar Corp. and Wilmont Holdings Corp., two corporate shareholders of the Registrant.


     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Directors and Officers of the Company and any person who owns ten percent or more of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the SEC on Forms 3, 4, and 5. Such reporting persons are also required by SEC regulations to furnish the Company with copies of all such reports that they file in accordance with Section 16(a).

     To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and representations made to the Company, no other reports were required, during and with respect to the period ended December 31, 2003 and all reporting persons have timely complied with all filing requirements applicable to such persons.


Conflict of Interest

     As discussed herein, all members of the Company's management have other business interests that require a portion of their time and efforts. Although management believes that it will be able to devote such time as is necessary for the proper management of the Company's business, it is possible that their obligations to these other business interests may interfere with or distract from the full performance of their duties as management of the Company. Management is committed to devoting substantially all of their time to the Company's business at such time, if any, that the Company consummates an acquisition, at which time they anticipate hiring other members of management. There can be no assurance that these assumptions will prove accurate or that suitable personnel will be available to the Company on acceptable terms.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We currently utilize the offices and facilities of Ameristar Group Incorporated, a privately held corporation principally owned and controlled by two of our Directors, on rent free basis. (Refer to "PART I, ITEM 2. PROPERTIES").

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

                                    PART IV

ITEM 13.  EXHIBITS, LISTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. The following documents are filed in PART F/S, as a part of this report on pages F-1 to F-12.

           Auditor's Report of Janet Loss, C.P.A., former Independent Auditor, dated March 25, 2003, together with;

           Auditor's Report of Donahue Associates, L.L.C. dated March 29, 2004;

           Balance Sheet as of December 31, 2003 and 2002;

           Statement of Operations for the years ended December 31, 2003 and 2002;

           Statement of Stockholders' Equity for the years ended December 31, 2003 and 2002;

           Statement of Cash Flow for the years ended December 31, 2003 and 2002; and

           Notes to Financial Statements.


           2. Financial Statement Schedules - None.

           All applicable information is contained in the financial statements or notes thereto.


           3. Exhibits and Material Contracts.

           Exhibit
           Number      Description
           -------     -----------

            10.1* Agreement of Merger between W3 Group, Inc., a Delaware Domestic Corporation and W3 Group, Inc., a Colorado Corporation entered into on the 30th day of April, 2003.

	    31 Certification Pursuant to Rule 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, As Amended.

            32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002
           ________________________________________

           * Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on May 19, 2003 and incorporated herein by reference.


     (b)   Reports on Form 8-K

           1. Form 8-K filed on May 19, 2003
              Re: Change of domicile from the State of Colorado to the State of Delaware.

           2. Form 8-K filed on February 20, 2004
              Re: Change of Registrant's Certifying Accountant.

ITEM 14.  CONTROLS AND PROCEDURES

     Subsequent to December 31, 2003 and prior to the filing of this Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Acting President and Principal Financial Officer. Based on that evaluation, our management, including the Acting President and Principal Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2003, and during the period prior to the execution of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        W3 GROUP, INC.

Dated: March 29, 2004             By: /s/ Robert Gordon
                                     ----------------------------------
                                          Robert Gordon
                                          Acting President and
                                          Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 29, 2004             By: /s/ Martin I. Saposnick
                                     ----------------------------------
                                          Martin I. Saposnick
                                          Director of Corporate Development and
                                          Director


Dated: March 29, 2004             By: /s/ Joseph J. Messina
                                     ----------------------------------
                                          Joseph J. Messina
                                          Director


Dated: March 29, 2004             By: /s/ William C. Hayde
                                     ----------------------------------
                                          William C. Hayde
                                          Secretary and Director

                                   PART F/S

               For the Years Ended December 31, 2003 and 2002

                                                                     Reference
                                                                     ---------

Part F/S Table of Contents                                              F-1

Report of Janet Loss, C.P.A., P.C.,
Former Independent Auditor                                              F-2

Report of Donahue Associates, L.L.C.,
Independent Certified Public Accountant                                 F-3

Balance Sheets                                                          F-4

Statements of Operations                                                F-5

Statements of Cash Flows                                                F-6

Statements of Stockholder's Equity                                      F-7

Notes to Financial Statements                                        F-8 to 12

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


/s/ Janet Loss
Janet Loss, C.P.A., P.C.
March 25, 2003

                           DONAHUE ASSOCIATES, L.L.C.
                           27 BEACH ROAD, SUITE CO5-A
                            MONMOUTH BEACH, NJ 07750
                             Phone: (732) 229-7723


                          Independent Auditor's Report

The Shareholders
W3 Group, Inc.

We have audited the accompanying balance sheet of W3 Group, Inc. as of December 31, 2003 and the related statement of operations and statements of changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of W3 Group, Inc. as of the year ended December 31, 2003 were audited by another auditor whose unqualified opinion on those financial statements is included herein.

We conducted our audit in accordance using auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W3 Group, Inc. as of December 31, 2003 and the related statement of operations and statement of changes in shareholders' equity and cash flows for the year then ended then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

As more fully discussed in Note 10 to the consolidated financial statements, there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters are also described in Note 10 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of recorded liabilities that might be necessary in the event that the Company cannot continue in existence.


/s/ Donahue Associates, L.L.C.
Monmouth Beach, New Jersey
March 29, 2004

                                 W3 GROUP, INC.
                                 BALANCE SHEET
                 AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002

ASSETS                                              2003            2002
------                                              ----            ----

CURRENT ASSETS:

     Cash                                       $         0     $         0
                                                ------------    ------------
     TOTAL CURRENT ASSETS                                 0               0
                                                ------------    ------------
     TOTAL ASSETS                               $         0     $         0
                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

     Accounts payable & accrued expenses        $   369,283     $   518,693
                                                ------------    ------------
     TOTAL CURRENT LIABILITIES                  $   369,283     $   518,693
                                                ------------    ------------

     Shareholder loan payable                        61,054          56,254

SHAREHOLDERS' EQUITY:

     Series B preferred stock, two shares
       convertible to one share of common;
       non-cumulative, non-participating,
       authorized 10,000,000 shares,
       $.0001 par value, issued and
       outstanding 1,499,060 shares at
       December 31, 2003 and
       699,060 at December 31, 2002	            531,891         523,891

     Common stock- $.0001 par value,
       authorized 40,000,000 shares,
       issued and outstanding 10,392,084
       at December 31, 2003 and
       3,892,085 shares at December 31, 2002          1,039             389

Additional paid in capital                        1,592,412       1,448,062

Accumulated deficit                              (2,555,679)     (2,547,289)
                                                ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                    (430,337)       (574,947)
                                                ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $         0     $         0
                                                ============    ============

See the notes to the financial staements.

                                 W3 GROUP, INC.
                           STATEMENT OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

                                                    2003            2002
                                                    ----            ----

REVENUES:
Gross Sales                                     $         0
Less cost of sales                                        0
                                                ------------    ------------
     NET GROSS PROFIT ON SALES                  $         0     $         0


GENERAL AND ADMINISTRATIVE EXPENSES:
Consulting                                      $         0     $    51,561
Professional fees                                         0          45,000
Administration                                        3,590           1,316
                                                ------------    ------------
     TOTAL GENERAL $ ADMINISTRATIVE EXPENSES    $     3,590     $    97,877
                                                ------------    ------------

NET LOSS FROM OPERATIONS                             (3,590)        (97,877)

OTHER INCOME AND EXPENSES:
Interest expense                                     (4,800)         (4,800)
                                                ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES           (8,390)       (102,677)

PROVISION FOR INCOME TAXES                                0               0
                                                ------------    ------------
NET LOSS                                        $    (8,390)    $  (102,677)
                                                ============    ============
LOSS PER COMMON SHARE:
BASIC & FULLY DILUTED                           $     (0.00)     $    (0.03)


WEIGHTED AVERAGE OF COMMON SHARES:
BASIC & FULLY DILUTED                             6,618,732       3,892,085
                                                ============    ============

See the notes to the financial statements.

                                 W3 GROUP, INC.
                           STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

                                                    2003            2002
                                                    ----            ----
OPERATING ACTIVITIES:

Net loss                                        $    (8,390)    $  (102,677)

CHANGES IN OTHER OPERATING ASSETS AND LIABILITIES:

Prepaid expenses                                          0          51,800
Accounts payable & accrued expenses                   8,390          46,352
                                                ------------    ------------
Net cash used by operations                              (0)         (4,525)
                                                ------------    ------------

FINANCING ACTIVITIES:

Shareholder loan                                          0           4,525
                                                ------------    ------------
Net cash provided by financing activities       $         0     $     4,525
                                                ------------    ------------

NET INCREASE (DECREASE)
IN CASH DURING THE PERIOD                       $         0     $         0

CASH BALANCE AT BEGINNING OF THE FISCAL YEAR    $         0     $         0
                                                ------------    ------------
CASH BALANCE AT THE END OF THE FISCAL YEAR      $         0     $         0
                                                ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	                $         0     $         0
Income taxes paid during the period             $         0     $         0


See the notes to the financial statements.

                                 W3 GROUP, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JANUARY 1, 2002 TO DECEMBER 31, 2003


                       Common         Common      Preferred     Preferred    Paid in        Accumulated
                       Shares         Par Value   Shares        Value        Capital        Deficit        Total
                       ------------   ---------   -----------   ----------   ------------   ------------   ----------
Balance at
January 1, 2002          3,892,085    $    389       699,060    $ 523,891    $ 1,448,062    $(2,444,612)   $(472,270)

Net Loss for
the fiscal year                                                                             $  (102,677)   $(102,677)
                       ------------   ---------   -----------   ----------   ------------   ------------   ----------
Balance at
December 31, 2002        3,892,085    $    389       699,060    $ 523,891    $ 1,448,062    $(2,547,289)   $(574,947)

Issued shares for debt   1,499,999         150                                    44,850                      45,000

Issued shares for debt   5,000,000    $    500                                    99,500                     100,000

Issued preferred
shares for debt                                      800,000        8,000                                      8,000

Net Loss for
the fiscal year                                                                                  (8,390)      (8,390)
                       ------------   ---------   -----------   ----------   ------------   ------------   ----------
Balance at
December 31, 2003       10,392,084    $  1,039     1,499,060    $ 531,891    $ 1,592,412    $(2,555,679)   $(430,337)
                       ============   =========   ===========   ==========   ============   ============   ==========

See the notes to the financial statements.

                                 W3 GROUP, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2003


1. Organization of the Company and Significant Accounting Principles

W3 Group, Inc. (the Company) was incorporated in the State of Colorado in February 1988. The Company has no business operations at present and its activities since inception are primarily related to its initial public offering and merger activities.

In May 2003, the Company changed its state of incorporation to Delaware.

The Company ceased to be a development stage company in 1997.

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No.109 (SFAS No. 109), "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Recent accounting pronouncements- In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities"(SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146 companies will recognize a cost associated with an exit or disposal activity when a liability has been incurred. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. Management has concluded that the adoption of SFAS 146 would not have had a material impact on the Company's fiscal 2004 financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions"(SFAS 146). The statement provides guidance on the accounting for the acquisition of a financial institution where the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired represents goodwill. Management has concluded that the adoption of SFAS 147 would not have had a material impact on the Company's fiscal 2004 financial position or results of operations.

In December 2002, The FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement
No. 123". This statement expands the disclosure requirements with respect to stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not impact the Company's financial condition or results of operations for fiscal year 2004.


2. Fair Value of Financial Instruments

The value of accounts payables and accrued expenses and shareholder loans payable are estimated to approximate fair market value at December 31, 2003 and December 31, 2002.


3. Preferred Stock

The class of preferred stock issued is as follows:

Series B Convertible Preferred Stock: Series B Convertible Preferred Stock has a par value of $.0001 per share and is non-cumulative and non-participating. The Series B Convertible Preferred stock is convertible into common stock at a conversion ratio of two preferred shares for one share of common stock.


4. Issuance of Stock

On January 10, 2003, the Board of Directors authorized the issuance of 1,499,999 restricted shares (the "Shares") of Common Stock to two creditors of the Company in payment of their outstanding invoices totaling $45,000 for prior consulting services. The Shares were issued at the agreed upon rate of $0.03 per share.

On September 30, 2003, the Board of Directors authorized the issuance of 5,000,000 shares of Common Stock and 800,000 shares of Series B Convertible Preferred Stock to a creditor owned by two Directors of the Company in payment of a $108,000, which was a portion of the Company's outstanding debt for operating expenses, rent and administrative services since 1996. The shares of Common stock were issued at the agreed upon rate of $0.02 per share and the shares of Series B Convertible Preferred Stock were issued at the agreed upon rate of $0.01 per share.


5. Addendum to the Consolidated Statement of Cash Flows

The following transactions occurring during the fiscal years ended December 31, 2003 and December 31, 2002 were excluded from the calculation of the statement of cash flows since they did not involve a transfer of cash.

On January 10, 2003, the Board of Directors authorized the issuance of 1,499,999 restricted shares (the "Shares") of Common Stock to two creditors of the Company in payment of their outstanding invoices totaling $45,000 for prior consulting services. The Shares were issued at the agreed upon rate of $0.03 per share.

On September 30, 2003, the Board of Directors authorized the issuance of 5,000,000 shares of Common Stock and 800,000 shares of Series B Convertible Preferred Stock to a creditor owned by two Directors of the Company in payment of a $108,000, which was a portion of the Company's outstanding debt for operating expenses, rent and administrative services since 1996. The shares of Common stock were issued at the agreed upon rate of $0.02 per share and the shares of Series B Convertible Preferred Stock were issued at the agreed upon rate of $0.01 per share.


6. Net Loss per Share

The Company applies SFAS No. 128, "Earnings per Share" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents.

The calculation of fully diluted loss per share excludes outstanding common stock equivalents at December 31, 2003 and December 31, 2002 because their inclusion would be anti-dilutive.

Other than the Series B Convertible preferred stock discussed in Note 3, there are no financial instruments outstanding convertible into common stock at December 31, 2003 and December 31, 2002.

The weighted average of common shares outstanding at December 31, 2003 and December 31, 2002 has been computed as follows:

                                            2003                  2002
                                        ------------          ------------
          Shares outstanding             10,392,084             3,892,085
					============          ============
          Weighted average                6,618,732             3,892,085
					============          ============

7. Related Party Transactions

During fiscal years 2003 and 2002, Ameristar Group Incorporated, a shareholder and corporation owned by two Directors of W3 Group, Inc. provided office space to the Company at no cost.

At December 31, 2003, the balance of the Company's indebtedness to a corporation owned by two directors of the Company for prior payment of operating expenses and rent was $116, 694.

At December 31, 2003 and December 31, 2002, the Company is indebted to four shareholders, including two directors of the Company for notes payable in the amount of $40,000. The loans are unsecured and due on demand and at 12% interest. Accordingly, the Company recorded $4,800 interest expense on the loan for fiscal years 2003 and 2002.

During fiscal year 2003, the Company issued 5,000,000 shares of common stock to pay $100,000 due to a corporation owned by the two Directors of the Company.

During fiscal year 2003, the Company issued 800,000 shares of Series B Convertible Preferred stock to pay $8,000 due to a corporation owned by the two Directors of the Company.


8. Concentration of Credit Risk

The president and principal shareholder of the Company provides various administrative services on behalf of the Company in addition to committing to provide necessary funds to pay for future administrative services. A withdrawal of the financial support from the president and principal shareholder could have a material adverse impact on the financial condition of the Company and its ability to operate as a going concern.


9. Income taxes

Provision for income taxes is comprised of the following:

                                                        2003          2002

Net loss before provision for income taxes           $  (8,390)    $(102,677)
						     ==========    ==========
Current tax expense:
  Federal                                            $       0 	   $       0
  State                                                      0             0
                                                     ----------    ----------
  Total                                              $       0     $       0
						     ==========    ==========

Less deferred tax benefit:
  Timing differences                                  (111,020)     (107,614)
  Allowance for recoverability                         111,020       107,614
                                                     ----------    ----------
  Provision for income taxes                         $       0     $       0
						     ==========    ==========


A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                               34%           34%
Statutory state and local income tax                      10%           10%
Less allowance for tax recoverability                    -44%          -44%
                                                     ----------    ----------
Effective rate                                             0%            0%
						     ==========    ==========

Deferred income taxes are comprised of the following:

Timing differences                                   $ 111,020     $ 107,614
Allowance for recoverability                          (111,020)     (107,614)
                                                     ----------    ----------
Deferred tax benefit                                 $       0     $       0
						     ==========    ==========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2023 to 2023 and may not be recoverable upon the purchase of the Company under current IRS statutes.

10. Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the twelve months ending December 31, 2003 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability. The Company incurred a net loss of $8,390 in fiscal year 2003 and $102,677 in fiscal year 2002 and has lost $2,555,679 since its inception.

Management's plans with regard to this matter include the search for an operating entity for a business combination with the Company. There can be assurance that management will be successful in finding a candidate suitable for a business combination or that such business combination could be successfully consummated.