Form 10QSB
period 2004-03-31
W3 GROUP INC
filed 2004-05-12
CIK 832488

---------------------------------------I----------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 2004.

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

                                (212) 750-7878
                          ---------------------------
                          (Issuer's Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,392,163 shares of Common Stock, $.0001 par value, outstanding on March 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]
--------------------------------------------------------------------------------

                                 W3 GROUP, INC.

                         Form 10-QSB Quarterly Report
                   For Quarterly Period Ended March 31, 2004

                               Table of Contents

                                                        	    	Page
                                                                        ----

PART I    FINANCIAL INFORMATION                                           2


Item 1.   Financial Statements                                            2

          Unaudited Balance Sheet at March 31, 2004 and
          Audited Balance Sheet at December 31, 2003                      2

          Unaudited Statements of Operations
          For Three Months Ended
          March 31, 2004 and March 31, 2003                               3

          Unaudited Statements of Cash Flows
          For Three Months Ended
          March 31, 2004 and March 31, 2003                               4

          Notes to Financial Statements                                   5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8

Item 3.   Controls and Procedures                                        13



PART II   OTHER INFORMATION                                              14


SIGNATURE                                                                14

                                    PART I

                            FINANCIAL INFORMATION

Item 1.   Financial Statements

                                W3 GROUP, INC.

                                BALANCE SHEETS
                                --------------

                                          March 31, 2004       December 31, 2003
                                            (Unaudited)            (Audited)
                                         -----------------     -----------------
ASSETS
------

Current assets:
  Cash                                    $             0       $             0
                                         -----------------     -----------------
     Total current assets                               0                     0
                                         -----------------     -----------------
     Total assets                         $             0       $             0
                                         =================     =================


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable & accrued expenses     $       369,641       $       369,283
                                         -----------------     -----------------
     Total Current Liabilities:           $       369,641       $       369,283
                                         =================     =================

  Shareholder loan payable                $        62,254       $        61,054

Stockholders' equity:
  Preferred stock- $.0001 par value,
    authorized 10,000,000 shares;
    Issued and outstanding
    Series B Convertible Preferred,
    1,498,901 shares at March 31, 2004
    and at December 31, 2003              $       531,891       $       531,891
  Common stock- $.0001 par value,
    authorized 40,000,000 shares;
    Issued and outstanding 10,392,163
    at March 31, 2004 and
    at December 31, 2003                            1,039                 1,039
  Additional paid-in-capital                    1,592,412             1,592,412
  Accumulated deficit                          (2,557,237)           (2,555,679)
                                         -----------------     -----------------
     Total shareholders' equity                  (431,895)             (430,337)
                                         -----------------     -----------------
     Total Liabilities &
     Shareholders' Equity                 $             0       $             0
                                         =================     =================

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                           STATEMENTS OF OPERATIONS
                           ------------------------
                        FOR THREE MONTHS ENDED MARCH 31
                        -------------------------------

                                               2004                   2003
                                            (Unaudited)            (Audited)
                                         -----------------     -----------------
Revenues:

  Gross Sales                             $             0       $             0
  Less cost of sales                                    0                     0
                                         -----------------     -----------------
  Net gross profit on sales               $             0       $             0
                                         =================     =================

General and administrative expenses:

  Administration                                      358                     0
                                         -----------------     -----------------
  Total general &
    administrative expenses                           358                     0
                                         -----------------     -----------------

  Net loss from operations                $          (358)      $             0
                                         =================     =================

Other income and expense:
  Interest (expense)                               (1,200)               (1,200)
                                         -----------------     -----------------
                                                   (1,558)               (1,200)

Net loss before provision for income taxes:
  Provision for income taxes                            0                     0
                                         -----------------     -----------------

  Net loss                                $        (1,558)      $        (1,200)
                                         =================     =================
Loss per common share:
  Basic & fully diluted                   $             0       $             0
                                         =================     =================
Weighted average of common shares:
  Basic & fully diluted                        10,392,163             5,392,084
                                         =================     =================

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                              CASH FLOW STATEMENTS
                              --------------------
                        FOR THREE MONTHS ENDED MARCH 31
                        -------------------------------

                                               2004                   2003
                                            (Unaudited)            (Audited)
                                         -----------------     -----------------
Operating Activities:

  Net loss                                $        (1,558)      $        (1,200)

Changes in other operating
assets and liabilities:

  Accounts payable & accrued expenses               1,558                 1,200
                                         -----------------     -----------------
  Net cash used by operations             $             0       $             0

Net increase (decrease) in cash
during the period

Cash balance at
beginning of the fiscal year              $             0       $             0
                                         -----------------     -----------------
Cash balance at
end of the fiscal year                    $             0       $             0
                                         -----------------     -----------------

Supplemental disclosures of
cash flow information:

  Interest paid during the period         $             0       $             0

  Income taxes paid during the period     $             0       $             0

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                    FOR THE FIRST QUARTER ENDED MARCH 31, 2004
                    ------------------------------------------

The accompanying financial statements of W3 Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. For further information, refer to the financial statements and footnotes thereto included in our annual report for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 29, 2003.


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


2.  Fair Value of Financial Instruments

The value of accounts payables and accrued expenses and shareholder loans payable are estimated to approximate fair market value at March 31, 2004 and March 31, 2003.

3.  Preferred Stock

The class of preferred stock issued is as follows:

Series B Convertible Preferred Stock: Series B Convertible Preferred Stock has a par value of $.0001 per share and is non-cumulative and non-participating. The Series B Convertible Preferred Stock is convertible into common stock at a conversion ratio of two preferred shares for one share of common stock.

On January 5, 2004, 159 shares of Series B Convertible Preferred Stock were converted to 79 shares of common stock.


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


5.  Net Loss per Share

The Company applies SFAS No. 128, "Earnings per Share" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the periods. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents.

The calculation of fully diluted loss per share excludes outstanding common stock equivalents at March 31, 2004 and March 31, 2003 because their inclusion would be anti-dilutive.

Other than the Series B Convertible Preferred stock discussed in Note 3, there are no financial instruments outstanding convertible into common stock at March 31, 2004 and March 31, 2003.


6.  Related Party Transactions

Ameristar Group Incorporated, a shareholder and corporation owned by two Directors of W3 Group, Inc. is currently providing office space to the Company at no cost.

At March 31, 2004, the balance of the Company's indebtedness to a corporation owned by two directors of the Company for prior payment of operating expenses and rent was $120,982.

At March 31, 2004, the Company is indebted to four shareholders, including two directors of the Company for notes payable in the amount of $40,000. The loans are unsecured and due on demand and at 12% interest.

During fiscal year 2003, the Company issued 5,000,000 shares of common stock to pay $100,000 due to a corporation owned by the two Directors of the Company.

During fiscal year 2003, the Company issued 800,000 shares of Series B Convertible Preferred Stock to pay $8,000 due to a corporation owned by the two Directors of the Company.


7.  Concentration of Credit Risk

A principal shareholder of the Company has, in the past, paid expenses for the Company. A withdrawal of the financial support from the principal shareholder could have a material adverse effect on the financial condition of the company and its ability to operate as a going concern.


8.  Income taxes

There is no provision for federal or state income taxes for the three month periods ended March 31, 2004 and 2003, since the Company incurred losses from inception.

As of March 31, 2004, the Company has a net operating loss carry forward of $2,557,237 which expires in various years through 2023. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Service Code, utilization of its tax net operating loss carry forwards may be limited.


9.  Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the three months ending March 31, 2004 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability. The Company has incurred a net loss of $2,557,237 since its inception.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this report, and Management's Discussion and Analysis of Financial Conditions and Results of Operations and General Risk Factors Affecting us contained in our annual report for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 29, 2004.


Forward-Looking Statements

Some of the information contained in this report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words, estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause our actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to us at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond our control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to the General Risk Factors contained in our Form 10-KSB for the year ended December 31, 2003. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

We did not have any revenue during the three month period ended March 31, 2004, or during the comparable period for the prior year, and have not had any revenue since the first quarter of 1999.

Operating expenses for the three month period ended March 31, 2004 were $358, an increase of $358 from the prior year's period, resulting from increased administration expenses.

The net loss for the three month period ended March 31, 2004 was $1,558 compared to a net loss of $1,200 for the comparable period in the prior year, an increase of $358, resulting from the aforementioned increase in administration expenses.

We had no cash at March 31, 2004 and at December 31, 2003.

On March 31, 2004, a Resolution was passed by the Board of Directors, which extended the conversion period of the Series B Convertible Preferred Stock from April 14, 2004 until the close of business on July 14, 2004. Each share of Series B Preferred Stock may be converted to 0.5 (one half) share of Common Stock at the election of the shareholder. (See Financial Statements, "Note 3 - Capitalization.")

We are still pursuing L'Abbigliamento, Ltd., our former operating subsidiary, in regard to obtaining payments toward the loan, which was written off in 2001. No assurance can be made regarding any such payments.

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


Liquidity and Capital Resources

At March 31, 2004, we had no cash. We have received an audit opinion, which includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. (See Financial Statements, "Note 9-Going Concern Considerations".) Management is reevaluating business opportunities and looking for a new business direction.


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

1.  We have no operations and no revenue.

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

2. The ability to attract and retain highly qualified personnel to operate and manage our business is extremely important and our failure to do so could adversely affect us.

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

3. Our financial statements contain a "going concern" qualification and our operations are dependent upon our ability to raise additional working capital.

We may not be able to operate as a going concern. The independent auditor's report accompanying our financial statements contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. We are in need to raise funds to implement our plans. As of March 31, 2004, we had no cash and a total stockholders' deficit of $431,895. This condition raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, our ability to continue to operate as a going concern will depend upon our ability to raise additional working capital. Our failure to raise funds would materially and adversely affect our ability to continue as a going concern.

4. Our ability to execute our acquisition strategy will require us to obtain additional working capital.

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

5. The means by which we raise capital could cause substantial dilution to stockholders or result in significant interest expense or restrictive covenants.

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

6. Our business strategy depends upon our ability to acquire operating companies and our failure to successfully do so would have a material adverse affect upon our business.

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

7. Our failure to successfully integrate any companies that we acquire would materially and adversely affect our business.

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

8. The successful implementation of our business strategy depends upon the ability of our management to monitor and control costs.

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

9. We may become subject to governmental regulations and oversight, which could adversely affect our ability to continue or expand our business strategy.

Although our acquisition plans are currently not subject to any regulations, it is possible that, in the future, such regulations may be legislated. Although we cannot predict the extent of any such future regulations, a possibility exists that future or unforeseen changes may have an adverse impact upon our ability to continue or expand our business as presently planned.

10.  We do not foresee issuing any cash dividends.

We have not paid any dividends to date nor, by reason of our present financial status and contemplated financial requirements, do we anticipate paying any dividends in the foreseeable future.

11.  There is a lack of an active public market for our common stock.

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

12. Sales by our existing stockholders of shares of our common stock could cause our stock price to decline.

A total of 10,392,163 shares of common stock were issued and outstanding as of March 31, 2004, of which 8,158,766 shares thereof were "restricted securities" as that term is defined under the Securities Act of 1933, as amended. All such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years.


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


Date: May 12, 2004                      By: /s/ Robert Gordon
                                           -----------------------------------
                                                Robert Gordon
                                                Acting President
                                                Principal Financial Officer