Form 10QSB
period 2004-06-30
W3 GROUP INC
filed 2004-08-16
CIK 832488

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

           For the Quarterly Period Ended June 30, 2004.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,264,145 shares of Common Stock, $.0001 par value, outstanding on June 30, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

--------------------------------------------------------------------------------

                                 W3 GROUP, INC.

                         Form 10-QSB Quarterly Report
                   For Quarterly Period Ended June 30, 2004

                               Table of Contents

                                                                        Page
                                                                        ----
PART I    FINANCIAL INFORMATION                                           2

  Item 1. Financial Statements                                            2

          Unaudited Balance Sheet at June 30, 2004 and
          Audited Balance Sheet at December 31, 2003                      2

          Unaudited Statements of Operations
          For Three and Six Months Ended
          June 30, 2004 and June 30, 2003                                 3

          Unaudited Statements of Cash Flows
          For Six Months Ended
          June 30, 2004 and June 30, 2003                                 4

          Notes to Financial Statements                                   5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

  Item 3. Controls and Procedures                                        14


PART II   OTHER INFORMATION                                              15

SIGNATURE                                                                15

CERTIFICATIONS                                                           16

                                    PART I
                            FINANCIAL INFORMATION

Item 1. Financial Statements

                                W3 GROUP, INC.

                                BALANCE SHEETS
                                --------------

                                           June 30, 2004       December 31, 2003
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
                                         =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable & accrued expenses     $        21,812       $       369,283
                                         -----------------     -----------------
     Total Current Liabilities:           $        21,812       $       369,283
                                         =================     =================

  Shareholder loan payable                $        63,454       $        61,054

Stockholders' equity:
  Preferred stock- $.0001 par value,
    authorized 10,000,000 shares;
    Issued and outstanding
    Series B Convertible Preferred,
    1,498,901 shares at June 30, 2004
    and at December 31, 2003              $       531,891       $       531,891
  Common stock- $.0001 par value,
    authorized 40,000,000 shares;
    Issued and outstanding 23,264,145
    at June 30, 2004 and
    at December 31, 2003                            2,326                 1,039
  Additional paid-in-capital                    1,977,284             1,592,412
  Accumulated deficit                          (2,596,767)           (2,555,679)
                                         -----------------     -----------------
     Total shareholders' equity                   (85,266)             (430,337)
                                         -----------------     -----------------
     Total Liabilities &
     Shareholders' Equity                 $             0       $             0
                                         =================     =================

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                            STATEMENTS OF OPERATIONS
                     FOR THREE AND SIX MONTHS ENDED JUNE 30
                     --------------------------------------

                               For the Three Months     For the Six Months
                                  Ended June 30,          Ended June 30,
                              ----------------------  ----------------------
                                 2004        2003        2004        2003
                              ----------  ----------  ----------  ----------
Revenues:                     $       0   $       0   $       0   $       0
                              ==========  ==========  ==========  ==========
General and
 Administrative Expenses:
   Consulting                 $  36,000   $       0   $  36,000   $       0
   Administration                 2,330           0       2,688           0
                              ----------  ----------  ----------  ----------
   Total General and
    Administrative Expenses   $  38,330   $       0   $  38,688   $       0
                              ----------  ----------  ----------  ----------
Loss From Operations          $ (38,330)  $       0   $ (38,688)  $       0
                              ==========  ==========  ==========  ==========
Other Income and (Expenses):
   Interest (Expense)         $  (1,200)  $  (1,200)  $  (2,400)  $  (2,400)
                              ----------  ----------  ----------  ----------
   Total Other Income
    and (Expenses)            $  (1,200)  $  (1,200)  $  (2,400)  $  (2,400)
                              ----------  ----------  ----------  ----------
Net Loss Before Provision
 For Income Taxes             $ (39,530)  $  (1,200)  $ (41,088)  $  (2,400)
                              ==========  ==========  ==========  ==========
Provision For Income Taxes    $       0   $       0   $       0   $       0
                              ----------  ----------  ----------  ----------
Net Loss                      $ (39,530)  $  (1,200)  $ (41,088)  $  (2,400)
                              ==========  ==========  ==========  ==========
Net Loss Per Share
 Basic and Fully Diluted      $  0.0024   $    0.00   $  0.0031   $    0.00
                              ==========  ==========  ==========  ==========
Weighted Average
 Number of Shares
 Basic and Fully Diluted      16,474,528   5,392,084  13,433,343   5,392,084
                              ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                              CASH FLOW STATEMENTS
                          FOR SIX MONTHS ENDED JUNE 30
                          ----------------------------

                                               2004                  2003
                                            (Unaudited)           (Unaudited)
                                         -----------------     -----------------
Operating Activities:
  Net loss                                $        41,088       $        (2,400)

Changes in other operating
 assets and liabilities:

  Accounts payable & accrued expenses             (41,088)                2,400
                                         -----------------     -----------------
  Net cash used by operations             $             0       $             0

Net increase (decrease) in cash
 during the period:

Cash balance at
 beginning of the fiscal year             $             0       $             0
                                         -----------------     -----------------
Cash balance at
 end of the fiscal year                   $             0       $             0
                                         -----------------     -----------------

Supplemental disclosures of
cash flow information:

  Interest paid during the period         $             0       $             0

  Income taxes paid during the period     $             0       $             0

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SECOND QUARTER ENDED JUNE 30, 2004
                    ------------------------------------------

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

In December 2002, The FASB issued FAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FASB Statement No.123". This statement expands the disclosure requirements with respect to stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not impact the Company's financial condition or results of operations for fiscal year 2004.

2. Fair Value of Financial Instruments

The value of accounts payables and accrued expenses and shareholder loans payable are estimated to approximate fair market value at June 30, 2004 and June 30, 2003.

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

During the second quarter of 2004, the Board of Directors authorized the issuance of 5,314,216 shares of Common Stock to a creditor owned by two Directors of the Company in payment of the Company's outstanding debt for operating expenses since 1996, and the assumption of certain accounts payable. The shares were issued at the agreed upon rate of $.03 per share.

During the second quarter of 2004, the Board of Directors authorized the issuance of 6,357,766 shares of Common Stock to the Company's Acting President, in payment of the Company's outstanding obligation for business and management services rendered since 1996. The shares were issued at the agreed upon rate of $.03 per share.

Also, during the second quarter of 2004, the Board of Directors authorized the issuance of 1,200,000 shares of Common Stock to a Director of the Company in lieu of cash payment for past services performed at the agreed upon rate of $.03 per share.

5. Addendum to the Consolidated Statement of Cash Flows

The stock issuance transactions occurring during the second quarter of 2004, as described in Note 4 above, were excluded from the calculation of the statement of cash flows since they did not involve transfer of cash.

6. Net Loss Per Share

The Company applies SFAS No. 128, "Earnings per Share" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the periods. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents.

The calculation of fully diluted loss per share excludes outstanding common stock equivalents at June 30, 2004 and June 30, 2003 because their inclusion would be anti-dilutive.

Other than the Series B Convertible Preferred stock discussed in Note 3, there are no financial instruments outstanding convertible into common stock at June 30, 2004 and June 30, 2003.

7. Related Party Transactions

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

During the second quarter of 2004, the Board of Directors authorized the issuance of 5,314,216 shares of Common Stock to a creditor owned by two Directors of the Company in payment of the Company's outstanding debt for operating expenses since 1996, and the assumption of certain accounts payable. The shares were issued at the agreed upon rate of $.03 per share.

During the second quarter of 2004, the Board of Directors authorized the issuance of 6,357,766 shares of Common Stock to the Company's Acting President, in payment of the Company's outstanding obligation for business and management services rendered since 1996. The shares were issued at the agreed upon rate of $.03 per share.

Also, during the second quarter of 2004, the Board of Directors authorized the issuance of 1,200,000 shares of Common Stock to a Director of the Company in lieu of cash payment for past services performed at the agreed upon rate of $.03 per share.

At June 30, 2004, the Company is indebted to four shareholders, including two directors of the Company for notes payable in the amount of $40,000. The loans are unsecured and due on demand and at 12% interest.

8. Concentration of Credit Risk

A principal shareholder of the Company has, in the past, paid expenses for the Company. A withdrawal of the financial support from the principal shareholder could have a material adverse effect on the financial condition of the company and its ability to operate as a going concern.

9. Income taxes

There is no provision for federal or state income taxes for the three month periods ended June 30, 2004 and 2003, since the Company incurred losses from inception.

As of June 30, 2004, the Company has a net operating loss carry forward of $2,596,767 which expires in various years through 2023. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Service Code, utilization of its tax net operating loss carry forwards may be limited.

10. Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the three months ending June 30, 2004 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability. The Company has incurred a net loss of $2,596,767 since its inception. Management's plans with regard to this matter include the search for an operating entity for a business combination with the Company. There can be assurance that management will be successful in finding a candidate suitable for a business combination or that such business combination could be successfully consummated.

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

Forward-Looking Statements
--------------------------

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

Results of Operations
---------------------

We did not have any revenue during the three month period ended June 30, 2004, or during the comparable period for the prior year, and have not had any revenue since the first quarter of 1999.

Operating expenses for the three month period ended June 30, 2004 were $38,330, an increase of $38,330 from the prior year's period, resulting from increased administration expenses and consulting fees.

The net loss for the three month period ended June 30, 2004 was $39,530 compared to a net loss of $1,200 for the comparable period in the prior year, an increase of $38,330, resulting from the aforementioned increase in administration expenses and consulting fees.

We had no cash at June 30, 2004 and at December 31, 2003.

During the second quarter of 2004, the Board of Directors authorized the issuance of 5,314,216 shares of Common Stock to a creditor owned by two Directors of the Company in payment of the Company's outstanding debt for operating expenses since 1996, and the assumption of certain accounts payable. The shares were issued at the agreed upon rate of $.03 per share.

During the second quarter of 2004, the Board of Directors authorized the issuance of 6,357,766 shares of Common Stock to the Company's Acting President, in payment of the Company's outstanding obligation for business and management services rendered since 1996. The shares were issued at the agreed upon rate of $.03 per share.

Also, during the second quarter of 2004, the Board of Directors authorized the issuance of 1,200,000 shares of Common Stock to a Director of the Company in lieu of cash payment for past services performed at the agreed upon rate of $.03 per share.

On July 12, 2004, a Resolution was passed by the Board of Directors, which extended the conversion period of the Series B Convertible Preferred Stock from July 14, 2004 until the close of business on October 14, 2004. Each share of Series B Preferred Stock may be converted to 0.5 (one half) share of Common Stock at the election of the shareholder. (See Financial Statements, "Note 3 - Capitalization.")

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

Liquidity and Capital Resources
-------------------------------

At June 30, 2004, we had no cash. We have received an audit opinion, which includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. (See Financial Statements, "Note 9-Going Concern Considerations".) Management is reevaluating business opportunities and looking for a new business direction.

Risk Factors Affecting the Company
----------------------------------

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

We may not be able to operate as a going concern. The independent auditor's report accompanying our financial statements contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. We are in need to raise funds to implement our plans. As of June 30, 2004, we had no cash and a total stockholders' deficit of $85,266. This condition raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, our ability to continue to operate as a going concern will depend upon our ability to raise additional working capital. Our failure to raise funds would materially and adversely affect our ability to continue as a going concern.

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

A total of 23,264,145 shares of common stock were issued and outstanding as of June 30, 2004, of which 21,030,748 shares thereof were "restricted securities" as that term is defined under the Securities Act of 1933, as amended. All such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years.


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


Date: August 16, 2004                    By: /s/ Robert Gordon
                                           -----------------------------------
                                                Robert Gordon
                                                Acting President
                                                Principal Financial Officer