Form 10QSB
period 2004-09-30
W3 GROUP INC
filed 2004-11-03
CIK 832488

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

           For the Quarterly Period Ended September 30, 2004.

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,264,145 shares of Common Stock, $.0001 par value, outstanding on September 30, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

--------------------------------------------------------------------------------

                                 W3 GROUP, INC.

                         Form 10-QSB Quarterly Report
                For Quarterly Period Ended September 30, 2004

                               Table of Contents

                                                                        Page
                                                                        ----
PART I    FINANCIAL INFORMATION                                           2

  Item 1. Financial Statements                                            2

          Unaudited Balance Sheet at September 30, 2004 and
          Audited Balance Sheet at December 31, 2003                      2

          Unaudited Statements of Operations
          For Three and Nine Months Ended
          September 30, 2004 and September 30, 2003                       3

          Unaudited Statements of Cash Flows
          For Nine Months Ended
          September 30, 2004 and September 30, 2003                       4

          Notes to Financial Statements                                   5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

  Item 3. Controls and Procedures                                        14


PART II   OTHER INFORMATION                                              15

SIGNATURE                                                                15

CERTIFICATIONS                                                           16

                                    PART I
                            FINANCIAL INFORMATION

Item 1. Financial Statements

                                W3 GROUP, INC.

                                BALANCE SHEETS
                                --------------

                                         September 30, 2004    December 31, 2003
                                             (Unaudited)           (Audited)
                                         ------------------    -----------------
ASSETS
------
Current assets:
  Cash                                    $             0       $             0
                                         -----------------     -----------------
     Total current assets                               0                     0
                                         -----------------     -----------------
     Total assets                         $             0       $             0
                                         =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable & accrued expenses     $        23,042       $       369,283
                                         -----------------     -----------------
     Total Current Liabilities:           $        23,042       $       369,283
                                         =================     =================

  Shareholder loan payable                $        64,654       $        61,054

Stockholders' equity:

  Preferred stock- $.0001 par value,
    authorized 10,000,000 shares;
    Issued and outstanding
    Series B Convertible Preferred,
    1,498,901 shares at September 30,
    2004 and at December 31, 2003         $       531,891       $       531,891

  Common stock- $.0001 par value,
    authorized 40,000,000 shares;
    Issued and outstanding 23,264,145
    at September 30, 2004 and
    at December 31, 2003                            2,326                 1,039

  Additional paid-in-capital                    1,977,284             1,592,412

  Accumulated deficit                          (2,599,197)           (2,555,679)
                                         -----------------     -----------------
     Total shareholders' equity                   (87,696)             (430,337)
                                         -----------------     -----------------
     Total Liabilities &
     Shareholders' Equity                 $             0       $             0
                                         =================     =================

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                            STATEMENTS OF OPERATIONS
                  FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30
                  --------------------------------------------

                                   For the Three Months    For the Nine Months
                                   Ended September 30,     Ended September 30,
                                  ----------------------  ----------------------
                                     2004        2003        2004        2003
                                  ----------  ----------  ----------  ----------
Revenues:                         $       0   $       0   $       0   $       0
                                  ==========  ==========  ==========  ==========

General and
 Administrative Expenses:
   Consulting                     $       0   $       0   $  36,000   $       0
   Administration                     1,230           0       3,918           0
                                  ----------  ----------  ----------  ----------
   Total General and
    Administrative Expenses           1,230           0      39,918           0
                                  ----------  ----------  ----------  ----------
Loss From Operations              $  (1,230)  $       0   $ (39,918)  $       0
                                  ==========  ==========  ==========  ==========

Other Income and (Expenses):
   Interest (Expense)             $  (1,200)  $  (1,200)  $  (3,600)  $  (3,600)
                                  ----------  ----------  ----------  ----------
   Total Other Income
    and (Expenses)                   (1,200)     (1,200)     (3,600)     (3,600)
                                  ----------  ----------  ----------  ----------
Net Loss Before Provision
 For Income Taxes                 $  (2,430)  $  (1,200)  $ (43,518)  $  (3,600)
                                  ==========  ==========  ==========  ==========

Provision For Income Taxes        $       0   $       0   $       0   $       0

Net Loss                          $  (2,430)  $  (1,200)  $ (43,518)  $  (3,600)
                                  ==========  ==========  ==========  ==========
Net Loss Per Share
 Basic and Fully Diluted          $ (0.0001)  $    0.00   $ (0.0026)  $    0.00
                                  ==========  ==========  ==========  ==========
Weighted Average
 Number of Shares
 Basic and Fully Diluted          23,264,145   5,392,084  16,734,196   5,392,084
                                  ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                              CASH FLOW STATEMENTS
                       FOR NINE MONTHS ENDED SEPTEMBER 30
                       ----------------------------------

                                               2004                  2003
                                            (Unaudited)           (Unaudited)
                                         -----------------     -----------------
Operating Activities:
   Net loss                              $        (43,518)     $         (3,600)

Changes in other operating
 assets and liabilities:
   Increase in accrued interest                     3,600                 3,600
                                         -----------------     -----------------
   (Decrease) Increase in payables                  3,918               (45,000)
                                         -----------------     -----------------
   Increase in consulting expenses                 36,000              (108,000)
                                         -----------------     -----------------
Net cash used by operations              $              0      $       (153,000)

Cash flows from financing activities:
   Issuance of Common Stock for services $              0      $         45,000
   Issuance of Common Stock in exchange
    for cancellation of debt                            0               100,000
   Issuance of Series B Preferred Stock
    in exchange for cancellation of debt                0                 8,000
                                         -----------------     -----------------
Net cash provided (used) by
 financing activities                    $              0      $        153,000

Net increase (decrease) in cash
 during the priod:

Cash balance at
 beginning of the fiscal year             $             0       $             0
                                         -----------------     -----------------
Cash balance at
 end of the fiscal year                   $             0       $             0
                                         =================     =================

Supplemental disclosures of
cash flow information:

  Interest paid during the period         $             0       $             0
  Income taxes paid during the period     $             0       $             0

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2004
                  ----------------------------------------------

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

2. Fair Value of Financial Instruments

The value of accounts payables and accrued expenses and shareholder loans payable are estimated to approximate fair market value at September 30, 2004 and September 30, 2003.

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

The calculation of fully diluted loss per share excludes outstanding common stock equivalents at September 30, 2004 and September 30, 2003 because their inclusion would be anti-dilutive.

Other than the Series B Convertible Preferred stock discussed in Note 3, there are no financial instruments outstanding convertible into common stock at September 30, 2004 and September 30, 2003.

7. Related Party Transactions

Ameristar Group Incorporated, a shareholder and corporation owned by two Directors of W3 Group, Inc. is currently providing office space and services to the Company at no cost.

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

At September 30, 2004, the Company is indebted to four shareholders, including two directors of the Company for notes payable in the amount of $40,000. The loans are unsecured and due on demand and at 12% interest.

8. Concentration of Credit Risk

A principal shareholder of the Company has, in the past, paid expenses for the Company. A withdrawal of the financial support from the principal shareholder could have a material adverse effect on the financial condition of the company and its ability to operate as a going concern.

9. Income taxes

There is no provision for federal or state income taxes for the three month periods ended September 30, 2004 and 2003, since the Company incurred losses from inception.

As of September 30, 2004, the Company has a net operating loss carry forward of $2,599,197 which expires in various years through 2023. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Service Code, utilization of its tax net operating loss carry forwards may be limited.

10. Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the three months ending September 30, 2004 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability. The Company has incurred a net loss of $2,599,197 since its inception.

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

Results of Operations

We did not have any revenue during the three month period ended September 30, 2004, or during the comparable period for the prior year, and have not had any revenue since the first quarter of 1999.

The net loss for the three month period ended September 30, 2004 was $2,430 compared to a net loss of $1,200 for the comparable period in the prior year, an increase of $1,230, resulting from an increase in administration expenses.

The net loss for the nine month period ended September 30, 2004 was $43,518 compared to a net loss of $3,600 for the comparable 2003 period, an increased loss of $39,918, resulting from increased consulting expenses of $36,000 and increased administration costs of $3,918.

We had no cash at September 30, 2004 and at December 31, 2003.

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

Liquidity and Capital Resources

At September 30, 2004, we had no cash. We have received an audit opinion, which includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. (See Financial Statements, "Note 9-Going Concern Considerations".) Management is reevaluating business opportunities and looking for a new business direction.

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

We may not be able to operate as a going concern. The independent auditor's report accompanying our financial statements contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. We are in need to raise funds to implement our plans. As of September 30, 2004, we had no cash and a total stockholders' deficit of $2,599,197. This condition raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, our ability to continue to operate as a going concern will depend upon our ability to raise additional working capital. Our failure to raise funds would materially and adversely affect our ability to continue as a going concern.

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

A total of 23,264,145 shares of common stock were issued and outstanding as of September 30, 2004, of which 21,030,748 shares thereof were "restricted securities" as that term is defined under the Securities Act of 1933, as amended. All such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years.


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

Item 1. Legal Proceedings.                                      Not Applicable

Item 2. Change in Securities.                                   None

Item 3. Defaults Upon Senior Securities.                        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.    None

Item 5. Other Information.                                      None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            Exhibit No.   Description

               31 Certification Pursuant to Rule 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, As Amended

               32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K

            None

                                   SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date: November 3, 2004     	        By: /s/ Robert Gordon
                                            -----------------------------------
						Robert Gordon
						Acting President
						Principal Financial Officer