Form 10KSB
period 2004-12-31
W3 GROUP INC
filed 2005-03-30
CIK 832488

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

                   For the Fiscal Year Ended December 31, 2004

                         Commission File Number: 0-27083

                                 W3 GROUP, INC.
            (Exact name of Registrant as specified in its Charter)

             Delaware                                  84-1108035
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

           444 Madison Avenue, Suite 1800, New York, New York 10022
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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. At December 31, 2004, 23,264,145 shares of Common Stock, $.0001 par value, were outstanding.

The aggregate market value of the voting stock held by non-affiliates of registrant on December 31, 2004 was $123,092.

--------------------------------------------------------------------------------

                                 W3 GROUP, INC.
                                  FORM 10-KSB
                               December 31, 2004

                               TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS                                                    2

PART I

     ITEM 1.   Description of Business                                        2
     ITEM 2.   Description of Properties                                      3
     ITEM 3.   Legal Proceedings                                              4
     ITEM 4.   Submission of Matters to a Vote of Security Holders            4

PART II

     ITEM 5.   Market for Equity and Related Stockholder Matters              4
     ITEM 6.   Management's Discussion and Analysis of Operations             5
     ITEM 7.   Financial Statements                                          10
     ITEM 8.   Changes in and Disagreements with Accountants                 10
     ITEM 8A.  Controls and Procedures                                       10

PART III

     ITEM 9.   Directors and Executive Officers of the Registrant            10
     ITEM 10.  Executive Compensation                                        12
     ITEM 11.  Security Ownership of Certain Beneficial
               Owners and Management                                         12
     ITEM 12.  Certain Relationships and Related Transactions                14
     ITEM 13.  Exhibits, Lists, Schedules, and Reports on Form 8-K           14

SIGNATURES                                                                   16

PART F/S

     Financial Statements                                           F-1 to F-12

                           FORWARD-LOOKING STATEMENTS

     Some of the information contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause our actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to us at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond our control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to those risks and uncertainties set forth below under the heading "Risk Factors," as well as those risk factors discussed in our Form 10-KSB for the fiscal year ended December 31, 2004. Actual results that we achieve may differ materially from any forward looking statements due to such risks and uncertainties, and we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

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


Employees

     We presently have no fulltime employees. Our officers and directors are engaged in other business activities and devote so much of their time to our affairs as is required.


ITEM 2.  DESCRIPTION OF PROPERTIES

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock trades under the symbol "WWWG" and the Series B Convertible Preferred Stock trades under the symbol "WWWGP" on the OTC Electronic Bulletin Board. The number of record shareholders on December 31, 2004 for our Common Stock was 391 and for our Series B Convertible Preferred Stock was 27 shareholders. There currently are 8 market makers for our Common Stock and 3 market makers for our Series B Convertible Preferred Stock.

     The following tables show for the periods indicated the approximate range of high and low bid quotes for our Common Stock and Series B Convertible Preferred Shares obtained from the OTC Electronic Bulletin Board and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.


COMMON STOCK TRADING HISTORY - WWWG
                                        2003                2004
                                 -----------------   -----------------
                                   High      Low       High      Low
                                 -------   -------   -------   -------
Quarter ended March 31           $ 0.020   $ 0.020   $ 0.060   $ 0.020
Quarter ended June 30            $ 0.020   $ 0.020   $ 0.060   $ 0.040
Quarter ended September 30       $ 0.020   $ 0.020   $ 0.040   $ 0.025
Quarter ended December 31        $ 0.060   $ 0.010   $ 0.055   $ 0.025


SERIES B CONVERTIBLE PREFERRED SHARE TRADING HISTORY - WWWGP

                                        2003                2004
                                 -----------------   -----------------
                                   High      Low       High      Low
                                 -------   -------   -------   -------
Quarter ended March 31           $ 0.004   $ 0.004   $ 0.050   $ 0.005
Quarter ended June 30            $ 0.004   $ 0.004   $ 0.010   $ 0.010
Quarter ended September 30       $ 0.004   $ 0.004   $ 0.010   $ 0.010
Quarter ended December 31        $ 0.030   $ 0.004   $ 0.010   $ 0.010

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

     On January 10, 2005, a resolution was passed by the Board of Directors, which extended the conversion period of the Series B Convertible Preferred Stock from January 14, 2004 until the close of business on April 14, 2005. Each share of Series B Preferred Stock may be converted to 0.5 (one half) share of Common Stock at the election of the shareholder.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     We did not have any revenue during the years 2003 or 2004 or in 2005 as of the date of this Report.

     Operating expenses for 2004 were $41,726 compared to $3,590 in 2003, an increase of $38,136 from the prior year, resulting primarily from increased consulting fees in the amount of $36,000, and increased transfer agent fees and miscellaneous expenses.

     The net loss for the twelve-month period ended December 31, 2004 was $46,526 compared to a net loss of $8,390 for the prior year period, an increase of $38,136 reflecting the aforementioned increased consulting fees and operating expenses.

     We had no cash and cash equivalents at December 31, 2004 and December 31, 2003. Accounts payable and accrued expenses at December 31, 2004 totaled $24,850 compared to $369,283 at December 31, 2003, a decrease of $344,433, which resulted from the issuance of common stock in exchange for the cancellation of debt and the assumption of accounts payable totaling $38,445 by Ameristar Group Incorporated. See Item 12 "Certain Relationships and Related Transactions", Statement of Changes in Shareholders' Equity, and Note 4 to Financial Statements.

     On January 19, 2005, the Company entered into a Letter of Intent to acquire 100 percent of the issued and outstanding capital stock of Cristina Acquisition Corp. ("CAC"), a wholly owned subsidiary of privately held Signal Companies, Inc. The Letter of Intent was amended on February 7, 2005 to provide CAC with additional time to comply with the condition of completing funding arrangements for the acquisition of an operating business in the oil and gas industry. Since the condition was not met by the extended deadline of March 2, 2005, the Letter of Intent expired on that date and is of no further force and effect. (Refer to Forms 8-K filed on January 20, 2005, February 9, 2005, March 3, 2005 and exhibits thereto).

     We are continuing to look for suitable acquisition candidates. As of the date of this Report, no additional acquisition candidates have been found, and no assurance can be given that any candidates will be found.


Liquidity and Capital Resources

     At the end of fiscal 2004, we had no cash. We have received an audit opinion, which includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. (See Financial Statements, "Note 10- Going Concern Considerations".) Management is reevaluating business opportunities and looking for a new business direction.


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

     We may not be able to operate as a going concern. The independent auditor's report accompanying our financial statements contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. We are in need to raise funds to implement our plans. As of December 31, 2004, we had no cash and a total stockholders' deficit of $90,704. This condition raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, our ability to continue to operate as a going concern will depend upon our ability to raise additional working capital. Our failure to raise funds would materially and adversely affect our ability to continue as a going concern.


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

     A total of 23,264,145 shares of common stock were issued and outstanding as of December 31, 2004, of which 21,034,082 shares thereof were "restricted securities" as that term is defined under the Securities Act of 1933, as amended. All such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Audited financial statements for the fiscal years ended December 31, 2004 and 2003 are submitted herein as PART F/S on Pages F-1 to F-12.


ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A. CONTROLS AND PROCEDURES

     Subsequent to December 31, 2004 and prior to the filing of this Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Acting President and Principal Financial Officer. Based on that evaluation, our management, including the Acting President and Principal Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2004, and during the period prior to the execution of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors are as follows:

Name                   Age   Position(s) Held
--------------------   ---   -----------------
Robert Gordon          70    Acting President and Director as of March 24, 2005
Martin I. Saposnick    58    Director of Corporate Development and
                             Director until March 24, 2005
Joseph J. Messina      50    Director
William C. Hayde       44    Secretary and Director

     Profiles of our directors and officers are set forth below. All directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the Board may be filled by majority vote of the remaining directors. On March 24, 2005, following the end of our fiscal year, Martin I Saposnick resigned as an officer and director of the Company and Robert Gordon was elected to fill the vacancy caused by his resignation.

     Our officers serve at the will of the Board of Directors. There is no Executive Committee or other committee of the Board of Directors. Election to the Board of Directors is for a period of one year or until the next shareholder's meeting and elections are ordinarily held at our Annual Meeting of Shareholders. There are no family relationships among officers and directors.

Profiles of Officers and Directors

     Robert Gordon is Acting President and was appointed a Director by the Board of Directors on March 24, 2005. Mr. Gordon is an independent business consultant. From April 2003 to present Mr. Gordon has been President of Madison Ventures, Inc., Madison Group I, Inc., Madison Group II, Inc., Madison Group III, Inc., Madison Group IV, Inc., Madison Group V, Inc., and Madison Group VI, Inc. Mr. Gordon was Executive Vice-President of Ameristar Group Incorporated, a privately owned investment banking firm from 1996 to 2004. From 1999 to August, 2002 Mr. Gordon was President of Lifen, Inc. From 1996-1999, Mr. Gordon was President and a Director of Concorde Strategies Group, Inc. Previously, Mr. Gordon held senior management positions with several companies. He also had a management consulting practice and provided broad based professional services, which included strategic and financial planning, marketing and growth studies, business re-structuring, acquisition plans, implementation of new business strategies, MIS development, and training programs.

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

     Martin I. Saposnick was a Director of Corporate Development and a Director of the Company until March 24, 2005 when he resigned for personal reasons.
Since 1992, Mr. Saposnick has also been President of Ameristar Group Incorporated, an investment banking and financial consulting firm specializing in "small cap" companies, and was a Director of Concorde Strategies Group, Inc. until February, 1999. From 1983-1993, Mr. Saposnick provided independent investment banking and financial consulting services and, as President, founded Remsen Group, Ltd. Previously, Mr. Saposnick was Chairman of the Board and President of Marsan Securities Co., Inc., a financial services firm, which was a wholly owned subsidiary of Marsan Capital Corporation, a publicly held company. Mr. Saposnick was also Chairman of the Board and President of Marsan Capital Corporation. In 1985, Mr. Saposnick entered into a consent decree with the Commission; the agreement ended administrative proceedings initiated by the Commission in connection with Mr. Saposnick's alleged participation in the initial public offering of securities of North Atlantic Airlines, Inc. Previously, Mr. Saposnick was Vice President of Chestman Securities, Co., Inc. and had been Assistant Manager of Specialist Surveillance Division of the New York Stock Exchange. Mr. Saposnick is a graduate of Hunter College and completed graduate studies in Finance and Investments at Baruch College.

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

     William C. Hayde is a Director and also Secretary. Mr. Hayde is an investment banker and registered principal at Brockington Securities, a broker-dealer specializing in wholesale and institutional trading, mergers and acquisitions, and equity and debt financings. Mr. Hayde is Chairman of the Board of Toscana Group, Inc., a venture capital and consulting company. Mr. Hayde is also a partner in a research firm, Waterville Investment Research Inc. A paid for research and information company which provides its services to public company's primarily traded over the counter and Nasdaq. Mr. Hayde has been active in the brokerage business since 1983.


ITEM 10.  EXECUTIVE COMPENSATION

     We did not pay any compensation to any of our officers and directors during the years ended December 31, 2004 and December 31, 2003. There are no written agreements between us and any of our officers, and there are no agreements with directors for payment of director fees. We do not presently have any pension plan, profit sharing plan, or similar plans for the benefit of our directors, officers, or employees.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The following chart sets forth, as of December 31, 2004, the end of our fiscal year, information with respect to (1) any person known by us to own beneficially more than five (5%) percent of our Common Stock, based on 23,264,145 shares issued and outstanding as of December 31, 2004; (2) Common Stock owned beneficially by each of our officers or directors; and (3) the total of our Common Stock owned beneficially, directly or indirectly, by our officers and directors as a group.

                                    Number of Shares of
                Name                Common Stock Owned    Percentage of Class
---------------------------------   -------------------   -------------------

Ameristar Group Incorporated* (4)       10,314,216              44.34 %
  60E. 42nd Street
  Suite 1163
  New York, NY 10165

Mabery Group, Inc. (5)                   6,461,433              27.77 %
  60E. 42nd Street
  Suite 1163
  New York, NY 10165

William C. Hayde*                        1,500,100               6.45 %
  76 Cliff Road
  Belle Terre, NY 11777

Wilmont Holdings Corp.* (6)                630,000               2.71 %
  33 Wilputte Place
  New Rochelle, NY 10804

Lomar Corp.* (7)                           625,000               2.69 %
  21 Schermerhorn
  Brooklyn, NY 11201

Dunhill Limited* (8)                         3,334               0.01 %
  444 Madison Avenue, Suite 1800
  New York, NY 10022

Officers and Directors                  13,072,650              56.19 %
as a Group (4 Persons)(3)

* Officer and/or Director
__________________________

(1) Persons beneficially owning more than 5% of the Company's Common Stock.
(2) Common Stock beneficially owned by each Officer and Director of the Company.
(3) Beneficially owned, directly or indirectly, by the Company's Officers and Directors as a group.
(4) Ameristar Group Incorporated is a privately held corporation principally owned and controlled by the principals of Lomar Corp. and Wilmont Holdings Corp., two corporate shareholders of the Registrant.
(5) The President of Mabery Group, Inc. is also Acting President of the Issuer, however, he disclaims beneficial ownership of these shares and the shares of Mabery Group, Inc.
(6) Wilmont Holdings Corp. is a privately held corporation principally owned and controlled by Joseph J. Messina, a Director of the Company.
(7) Lomar Corp. is privately held corporation principally owned and controlled by Martin I. Saposnick, a Director of the Company until March 24, 2005 when he resigned.
(8) Dunhill Limited is privately held corporation principally owned and controlled by Joseph J. Messina, currently a Director of the Company and Martin I. Saposnick, a Directors of the Company until March 24, 2005 when he resigned.


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

     To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and representations made to the Company, no other reports were required, during and with respect to the period ended December 31, 2004 and all reporting persons have complied with all filing requirements applicable to such persons.


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


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a) 1. The following documents are filed in PART F/S, as a part of this report on pages F-1 to F-12.

           Auditor's Report of Donahue Associates, L.L.C. dated March 2, 2005; Balance Sheet as of December 31, 2004 and 2003;
           Statement of Operations for the years ended December 31, 2004 and 2003;
           Statement of Stockholders' Equity for the years ended December 31, 2004 and 2003;
           Statement of Cash Flow for the years ended December 31, 2004 and 2003; and
           Notes to Financial Statements.


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

           3. Exhibits and Material Contracts.

           Exhibit
           Number      Description
           -------     -----------

	    31 Certification Pursuant to Rule 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, As Amended.

            32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

            99.1 Letter of Resignation from Martin I. Saposnick, a Director of the Company


     (b)   Reports on Form 8-K

            Form 8-K filed on February 20, 2004 Re: Change of Registrant's Certifying Accountant.

            Form 8-K filed subsequent to the fiscal period covered by this Report on January 20, 2005 Re: Letter of Intent executed to acquire Cristina Acquisition Corp.

            Form 8-K filed subsequent to the fiscal period covered by this Report on February 9, 2005 Re: amendment to the Letter of Intent signed on January 19, 2005.

            Form 8-K filed subsequent to the fiscal period covered by this Report on March 3, 2005 Re: expiration of Letter of Intent.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        W3 GROUP, INC.

Dated: March 29, 2005             By: /s/ Robert Gordon
                                     ----------------------------------
                                          Robert Gordon
                                          Acting President,
                                          Principal Financial Officer and
                                          Director since March 24, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 29, 2005             By: /s/ Martin I. Saposnick
                                     ----------------------------------
                                          Martin I. Saposnick
                                          Director of Corporate Development and
                                          Director until March 24, 2005


Dated: March 29, 2005             By: /s/ Joseph J. Messina
                                     ----------------------------------
                                          Joseph J. Messina
                                          Director


Dated: March 29, 2005             By: /s/ William C. Hayde
                                     ----------------------------------
                                          William C. Hayde
                                          Secretary and Director

                                   PART F/S

               For the Years Ended December 31, 2004 and 2003

                                                                     Reference
                                                                     ---------

Part F/S Table of Contents                                              F-1

Report of Donahue Associates, L.L.C.,
Independent Certified Public Accountant                                 F-2

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

Statements of Cash Flows                                                F-5

Statements of Stockholder's Equity                                      F-6

Notes to Financial Statements                                           F-7

                           DONAHUE ASSOCIATES, L.L.C.
                           27 BEACH ROAD, SUITE CO5-A
                            MONMOUTH BEACH, NJ 07750
                             Phone: (732) 229-7723


                          Independent Auditor's Report

The Shareholders
W3 Group, Inc.

We have audited the accompanying balance sheets of W3 Group, Inc. as of December 31, 2004 and December 31, 2003 and the related statements of operations and statements of changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of W3 Group, Inc. as of December 31, 2004 and December 31, 2003 and the related statements of operations and statements of changes in shareholders' equity and cash flows for the year then ended then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

As more fully discussed in Note 10 to the financial statements, there are ignificant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters are also described in Note 10 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of recorded liabilities that might be necessary in the event that the Company cannot continue in existence.



/s/ Donahue Associates, L.L.C.
Monmouth Beach, New Jersey
March 2, 2005

                                 W3 GROUP, INC.
                                 BALANCE SHEET
                 AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003

ASSETS                                              2004            2003
------                                              ----            ----

CURRENT ASSETS:

     Cash                                       $         0     $         0
                                                ------------    ------------
     TOTAL CURRENT ASSETS                                 0               0
                                                ------------    ------------
     TOTAL ASSETS                               $         0     $         0
                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

     Accounts payable & accrued expenses        $    24,850     $   369,283
                                                ------------    ------------
     TOTAL CURRENT LIABILITIES                  $    24,850     $   369,283
                                                ------------    ------------

     Shareholder loan payable                        65,854          61,054

SHAREHOLDERS' EQUITY:

     Series B preferred stock, two shares
       convertible to one share of common;
       non-cumulative, non-participating,
       authorized 10,000,000 shares,
       $.0001 par value, issued and
       outstanding 1,498,901 shares at
       December 31, 2004 and
       1,499,060 at December 31, 2003	            531,835         531,891

     Common stock- $.0001 par value,
       authorized 40,000,000 shares,
       23,264,145 issued and outstanding
       at December 31, 2004 and
       10,392,084 shares at December 31, 2003         2,326           1,039

Additional paid in capital                        1,977,340       1,592,412

Accumulated deficit                              (2,602,205)     (2,555,679)
                                                ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                     (90,704)       (430,337)
                                                ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $         0     $         0
                                                ============    ============

See the notes to the financial staements.

                                 W3 GROUP, INC.
                           STATEMENT OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003
                   AND FROM INCEPTION TO DECEMBER 31, 2004

                                                                                 Inception
                                                                                  to Date
                                                    2004            2003        (Unaudited)
                                                    ----            ----        -----------
REVENUES:
Gross Sales                                     $         0     $         0     $         0
Less cost of sales                                        0               0               0
                                                ------------    ------------    ------------
     NET GROSS PROFIT ON SALES                  $         0     $         0               0


GENERAL AND ADMINISTRATIVE EXPENSES:
Administration                                  $    41,726     $     3,590     $ 2,576,351
                                                ------------    ------------    ------------
     TOTAL GENERAL $ ADMINISTRATIVE EXPENSES    $    41,726     $     3,590     $ 2,576,351
                                                ------------    ------------    ------------

NET LOSS FROM OPERATIONS                            (41,726)         (3,590)     (2,576,351)

OTHER INCOME AND EXPENSE:
Interest expense                                     (4,800)         (4,800)        (25,854)
                                                ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES          (46,526)         (8,390)     (2,602,205)

PROVISION FOR INCOME TAXES                                0               0               0
                                                ------------    ------------    ------------
NET LOSS                                        $   (46,526)    $    (8,390)    $(2,602,205)
                                                ============    ============    ============
LOSS PER COMMON SHARE:
BASIC & FULLY DILUTED                           $     (0.00)     $    (0.00)


WEIGHTED AVERAGE OF COMMON SHARES:
BASIC & FULLY DILUTED                            18,397,477      6,618,732
                                                ============    ============    ============

See the notes to the financial statements.

                                 W3 GROUP, INC.
                           STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003
                   AND FROM INCEPTION TO DECEMBER 31, 2004

                                                                                 Inception
                                                                                  to Date
                                                    2004            2003        (Unaudited)
                                                    ----            ----        -----------
OPERATING ACTIVITIES:
Net loss                                        $   (46,526)    $    (8,390)    $(2,602,205)

ADJUSTMENTS TO RECONCILE NET INCOME ITEMS
  NOT REQUIRING THE USE OF CASH:
Administration expense                                                            2,555,679

CHANGES IN OTHER OPERATING ASSETS AND LIABILITIES:
Accounts payable & accrued expenses                  46,526           8,390          46,526
                                                ------------    ------------    ------------
Net cash used by operations                               0               0               0
                                                ------------    ------------    ------------

FINANCING ACTIVITIES:
Shareholder loan                                          0               0               0
                                                ------------    ------------    ------------
Net cash provided by financing activities                 0               0               0
                                                ------------    ------------    ------------
NET INCREASE (DECREASE)
  IN CASH DURING THE PERIOD                     $         0     $         0     $         0

CASH BALANCE AT BEGINNING OF THE FISCAL YEAR    $         0     $         0     $         0
                                                ------------    ------------    ------------
CASH BALANCE AT THE END OF THE FISCAL YEAR      $         0     $         0     $         0
                                                ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	                $         0     $         0     $         0
Income taxes paid during the period             $         0     $         0     $         0


See the notes to the financial statements.

                                 W3 GROUP, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FROM JANUARY 1, 2002 TO DECEMBER 31, 2004


                       Common         Common      Preferred     Preferred    Paid in        Accumulated
                       Shares         Par Value   Shares        Value        Capital        Deficit        Total
                       ------------   ---------   -----------   ----------   ------------   ------------   ----------
Balance at
January 1, 2002          3,892,085    $    389       699,060    $ 523,891    $ 1,448,062    $(2,444,612)   $(472,270)

Net Loss for
the fiscal year                                                                             $  (102,677)   $(102,677)
                       ------------   ---------   -----------   ----------   ------------   ------------   ----------
Balance at
December 31, 2002        3,892,085    $    389       699,060    $ 523,891    $ 1,448,062    $(2,547,289)   $(574,947)

Issued shares for debt   1,499,999         150                                    44,850                      45,000

Issued shares for debt   5,000,000    $    500                                    99,500                     100,000

Issued preferred
shares for debt                                      800,000        8,000                                      8,000

Net Loss for
the fiscal year                                                                                  (8,390)      (8,390)
                       ------------   ---------   -----------   ----------   ------------   ------------   ----------
Balance at
December 31, 2003       10,392,084    $  1,039     1,499,060    $ 531,891    $ 1,592,412    $(2,555,679)   $(430,337)

Preferred shares
converted to common             79           0          (159)         (56)            56                           0

Issued shares for debt   5,314,216         531                                   158,895                     159,426

Issued shares to
consultant               6,357,766         636                                   190,097                     190,733

Issued shares to
the director             1,200,000         120                                    35,880                      36,000

Net loss for
the fiscal year                                                                                 (46,526)     (46,526)
                       ------------   ---------   -----------   ----------   ------------   ------------   ----------
Balance at
December 31, 2004       23,264,145    $  2,326     1,498,901    $ 531,835    $ 1,977,340    $(2,602,205)   $ (90,704)
                       ============   =========   ===========   ==========   ============   ============   ==========

See the notes to the financial statements.

                                 W3 GROUP, INC.
                      NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2004


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

Development Stage Company- the Company has had no operations or revenues since its inception and therefore qualifies for treatment as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Stockholders' Equity section of the balance sheet.

Recent Accounting Pronouncements-

EITF 03-16:  In March 2004, the EITF reached a consensus regarding Issue
No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires investments in limited liability companies ("LLCs") that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position
No. 78-9, "Accounting for Investments in Real Estate Ventures." Investors are required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The adoption of EITF 03-16 did not have a material impact on the financial condition or results of operations.

EITF 04-1: In September 2004, the EITF reached a consensus regarding Issue
No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The adoption of EITF 04-1 did not have a material impact on the financial condition or results of operations.

SFAS No. 123R: In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The adoption of SFAS No. 123R did not have a material impact on the financial condition or results of operations.


2. Fair Value of Financial Instruments

The value of accounts payables and accrued expenses and shareholder loans payable are estimated to approximate fair market value at December 31, 2004 and December 31, 2003.


3. Preferred Stock

The class of preferred stock issued is as follows:

Series B Convertible Preferred Stock: Series B Convertible Preferred Stock has a par value of $.0001 per share and is non-cumulative and non-participating. The Series B Convertible Preferred stock is convertible into common stock at a conversion ratio of two preferred shares for one share of common stock.

In fiscal 2004, 159 shares of preferred stock were converted to 79 shares of common stock.

On January 10, 2005, a resolution was passed by the Board of Directors, which extended the conversion period of the Series B Convertible Preferred Stock from January 14, 2004 until the close of business on April 14, 2005. Each share of Series B Preferred Stock may be converted to 0.5 (one half) share of Common Stock at the election of the shareholder.

4. Issuance of Common Stock

On January 5, 2004, a preferred B shareholder converted 159 shares of preferred B stock to 79 shares of common stock.

On May 18, 2004, the Company issued 5,314,216 shares of common stock valued at $159,426 to vendors and consultants to settle unpaid debt.

On May 18, 2004, the Company issued 6,357,766 shares of common stock valued at $190,733 to a consultant to settle unpaid debt.

On May 18, 2004, the Company issued 1,200,000 shares of common stock valued at $36,000 to a director of the Company for services performed.

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


5. Addendum to the Consolidated Statement of Cash Flows

The following transactions occurring during the fiscal years ended December 31, 2004 and December 31, 2003 and were excluded from the calculation of the statement of cash flows since they did not involve a transfer of cash.

On May 18, 2004, the Company issued 5,314,216 shares of common stock valued at $159,426 to vendors and consultants to settle unpaid debt.

On May 18, 2004, the Company issued 6,357,766 shares of common stock valued at $190,733 to a consultant to settle unpaid debt.

On May 18, 2004, the Company issued 1,200,000 shares of common stock valued at $36,000 to a director of the Company for services performed.

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

The calculation of fully diluted loss per share excludes outstanding common stock equivalents at December 31, 2004 and December 31, 2003 because their inclusion would be anti-dilutive.

Other than the Series B Convertible preferred stock discussed in Note 3, there are no other financial instruments outstanding convertible into common stock at December 31, 2004 and December 31, 2003.

The weighted average of common shares outstanding at December 31, 2004 and December 31, 2003 has been computed as follows:

                                            2004                  2003
                                        ------------          ------------
          Shares outstanding             23,264,145            10,392,084
					============          ============
          Weighted average               18,397,477             6,618,732
					============          ============

7. Related Party Transactions

During fiscal years 2004 and 2003, Ameristar Group Incorporated, a shareholder and corporation owned by two Directors of W3 Group, Inc. provided office space to the Company at no cost.

At December 31, 2003, the balance of the Company's indebtedness to a corporation owned by two directors of the Company for prior payment of operating expenses and rent was $116, 694. At December 31, 2004 and December 31, 2003, the Company is indebted to four shareholders, including two directors of the Company for notes payable in the amount of $40,000. The loans are unsecured and due on demand and at 12% interest. Accordingly, the Company recorded $4,800 interest expense on the loan for fiscal years 2004 and 2003.

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


9. Income taxes

Provision for income taxes is comprised of the following:

                                                        2004          2003

Net loss before provision for income taxes           $ (46,526)    $  (8,390)
						     ==========    ==========
Current tax expense:
  Federal                                            $       0 	   $       0
  State                                                      0             0
                                                     ----------    ----------
  Total                                              $       0     $       0
						     ==========    ==========

Less deferred tax benefit:
  Timing differences                                  (129,909)     (111,020)
  Allowance for recoverability                         129,909       111,020
                                                     ----------    ----------
  Provision for income taxes                         $       0     $       0
						     ==========    ==========


A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                               34%           34%
Statutory state and local income tax                      10%           10%
Less allowance for tax recoverability                    -44%          -44%
                                                     ----------    ----------
Effective rate                                             0%            0%
						     ==========    ==========

Deferred income taxes are comprised of the following:

Timing differences                                   $ 129,909     $ 111,020
Allowance for recoverability                          (129,909)     (111,020)
                                                     ----------    ----------
Deferred tax benefit                                 $       0     $       0
						     ==========    ==========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2022 to 2024 and may not be recoverable upon the purchase of the Company under current IRS statutes.

10. Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the twelve months ending December 31, 2004 and December 31, 2003 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability. The Company incurred a net loss of $2,602,288 since its inception and has no cash balances and no business operations.

Management's plans with regard to this matter include the search for an operating entity for a business combination with the Company. There can be assurance that management will be successful in finding a candidate suitable for a business combination or that such business combination could be successfully consummated.