Form 10QSB
period 2005-03-31
W3 GROUP INC
filed 2005-04-21
CIK 832488

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

           For the Quarterly Period Ended March 31, 2005.

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,274,145 shares of Common Stock, $.0001 par value, outstanding on March 31, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

--------------------------------------------------------------------------------

                                 W3 GROUP, INC.

                         Form 10-QSB Quarterly Report
                For Quarterly Period Ended September 30, 2004

                               Table of Contents

                                                                        Page
                                                                        ----
PART I    FINANCIAL INFORMATION                                           2

  Item 1. Financial Statements                                            2

          Unaudited Balance Sheet at September 30, 2004 and
          Audited Balance Sheet at December 31, 2003                      2

          Unaudited Statements of Operations
          For Three and Nine Months Ended
          September 30, 2004 and September 30, 2003                       3

          Unaudited Statements of Cash Flows
          For Nine Months Ended
          September 30, 2004 and September 30, 2003                       4

          Notes to Financial Statements                                   5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

  Item 3. Controls and Procedures                                        14


PART II   OTHER INFORMATION                                              14

SIGNATURE                                                                16

                                    PART I
                            FINANCIAL INFORMATION

Item 1. Financial Statements

                                W3 GROUP, INC.

                                BALANCE SHEETS
                                --------------

                                           March 31, 2005      December 31, 2004
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
                                         =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable & accrued expenses     $        26,625       $        24,850
                                         -----------------     -----------------
     Total Current Liabilities:           $        26,625       $        24,850
                                         =================     =================

  Shareholder loan payable                $        67,054      $         65,854

Stockholders' equity:

  Series B preferred stock,
    two shares convertible to
    one share of common;
    non-cumulative, non-participating,
    authorized 10,000,000 shares,
    $.0001 par value,
    issued and outstanding
    1,478,901 shares at March 31, 2004
    and 1,498,901 at December 31, 2004   $        524,739      $       531,835
                                         -----------------     -----------------
  Common stock- $.0001 par value,
    authorized 40,000,000 shares;
    23,274,145 issued and outstanding
    at March 31, 2005 and
    23,264,145 at December 31, 2004                 2,327                 2,326

  Additional paid-in-capital                    1,984,436             1,977,340

  Accumulated deficit                          (2,605,181)           (2,602,205)
                                         -----------------     -----------------
     Total shareholders' equity                   (93,679)             (90,704)
                                         -----------------     -----------------
     Total Liabilities &
     Shareholders' Equity                 $             0       $             0
                                         =================     =================

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                           STATEMENTS OF OPERATIONS
                           ------------------------
                        FOR THREE MONTHS ENDED MARCH 31
                        -------------------------------

                                               2005                  2004
                                            (Unaudited)           (Unaudited)
                                         -----------------     -----------------
Revenues:

  Gross Sales                             $             0       $             0
  Less cost of sales                                    0                     0
                                         -----------------     -----------------
  Net gross profit on sales               $             0       $             0
                                         =================     =================

General and administrative expenses:

  Administration                                    1,776                   358
                                         -----------------     -----------------
  Total general &
    administrative expenses                         1,776                   358
                                         -----------------     -----------------

  Net loss from operations                $        (1,776)      $          (358)
                                         =================     =================

Other income and expense:
  Interest (expense)                               (1,200)               (1,200)
                                         -----------------     -----------------
Net loss before provision
 for income taxes:

  Provision for income taxes                            0                     0
                                         -----------------     -----------------

  Net loss                                $        (2,976)      $        (1,558)
                                         =================     =================
Loss per common share:
  Basic & fully diluted                   $             0       $             0
                                         =================     =================
Weighted average of common shares:
  Basic & fully diluted                        23,274,145            10,392,163
                                         =================     =================

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                              CASH FLOW STATEMENTS
                              --------------------
                        FOR THREE MONTHS ENDED MARCH 31
                        -------------------------------

                                               2005                  2004
                                            (Unaudited)           (Unaudited)
                                         -----------------     -----------------
Operating Activities:

  Net loss                                $        (2,976)      $        (1,558)

  Adjustments to reconcile
   net income items not requiring
   the use of cash:

    Administration expense                              0                     0

Changes in other operating
 assets and liabilities:

  Accounts payable & accrued expenses               2,976                 1,558
                                         -----------------     -----------------
Net cash used by operations               $             0       $             0

Net increase (decrease) in cash
 during the period

Cash balance at
 beginning of the fiscal year             $             0       $             0
                                         -----------------     -----------------
Cash balance at
 end of the fiscal year                   $             0       $             0
                                         -----------------     -----------------

Supplemental disclosures of
cash flow information:

  Interest paid during the period         $             0       $             0

  Income taxes paid during the period     $             0       $             0

   The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                    FOR THE FIRST QUARTER ENDED MARCH 31, 2005
                    ------------------------------------------

1. Organization of the Company and Significant Accounting Principles

W3 Group, Inc. ("the Company") was incorporated in the State of Colorado in February 1988. The Company has no business operations at present and its activities since inception are primarily related to its initial public offering and merger activities.

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

2. Fair Value of Financial Instruments

The value of accounts payables and accrued expenses and shareholder loans payable are estimated to approximate fair market value at March 31, 2005 and December 31, 2004.

3. Preferred Stock

The class of preferred stock issued is as follows:

Series B Convertible Preferred Stock: Series B Convertible Preferred Stock has a par value of $.0001 per share and is non-cumulative and non-participating. The Series B Convertible Preferred stock is convertible into common stock at a conversion ratio of two preferred shares for one share of common stock.

In fiscal 2004, 159 shares of preferred stock were converted to 79 shares of common stock. On February 8, 2005, 20,000 shares of Series B convertible preferred stock were converted to 10,000 shares of common stock.

On April 14, 2005, the Board of Directors passed a resolution, which was approved by shareholder action, to implement mandatory conversion of all of the Company's issued and outstanding Series B Convertible Preferred Stock effective April 25, 2005 for shareholders of record on April 20, 2005, on the basis of one share of common stock for each two (2) shares of preferred stock.

4. Issuance of Common Stock

On February 8, 2005, 20,000 shares of Series B convertible preferred stock were converted to 10,000 shares of common stock.

On January 5, 2004, 159 shares of Series B preferred stock were converted to 79 shares of common stock.

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

On April 14, 2005, the Board of Directors unanimously approved a reverse split of the Company's common stock on the basis of one (1) share for each fifteen
(15) shares held on the record date, May 8, 2005, effective May 9, 2005, which was approved by shareholders' action.

5. Addendum to the Consolidated Statement of Cash Flows

The following transactions occurring during the fiscal year ended December 31, 2004 and were excluded from the calculation of the statement of cash flows since they did not involve a transfer of cash.

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

The calculation of fully diluted loss per share excludes outstanding common stock equivalents at March 31, 2005 and March 31, 2004 because their inclusion would be anti-dilutive.

Other than the Series B Convertible preferred stock discussed in Note 3, there are no other financial instruments outstanding convertible into common stock at March 31, 2005 and March 31, 2004.


7. Related Party Transactions

During fiscal years 2004 and 2003, Ameristar Group Incorporated, a shareholder and corporation owned by two Directors of W3 Group, Inc. provided office space to the Company at no cost.

At March 31, 2005 and March 31, 2004, the Company is indebted to four shareholders, including one director of the Company for notes payable in the amount of $40,000. The loans are unsecured and due on demand and at 12% interest. Accordingly, the Company recorded $1,200 interest expense on the loan for the quarters ended March 31, 2005 and 2004.


8. Concentration of Credit Risk

The president and principal shareholders of the Company provide various administrative services on behalf of the Company in addition to committing to provide necessary funds to pay for future administrative services. A withdrawal of the financial support from the president and principal shareholders could have a material adverse impact on the financial condition of the Company and its ability to operate as a going concern.


9. Income taxes

There is no provision for federal or state income taxes for the three month periods ended March 31, 2005 and 2004, since the Company incurred losses from inception.

As of March 31, 2005, the Company has a net operating loss carry forward of $2,605,181 which expires in various years through 2023. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Service Code, utilization of its tax net operating loss carry forwards may be limited.


10. Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the three months ended March 31, 2005 and during the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability. The Company incurred a net loss of $2,605,181 since its inception and has no cash balances and no business operations.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this report, and Management's Discussion and Analysis of Financial Conditions and Results of Operations and General Risk Factors Affecting us contained in our annual report for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 30, 2005.

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

Results of Operations

We did not have any revenue during the three month period ended March 31, 2005, or during the comparable period for the prior year, and have not had any revenue since the first quarter of 1999.

The net loss for the three month period ended March 31, 2005 was $2,976 compared to a net loss of $1,558 for the comparable period in the prior year, an increase of $1,418 resulting from an increase in administration expenses.

We had no cash at March 31, 2005 and at December 31, 2004.

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

Liquidity and Capital Resources

At March 31, 2005, we had no cash. We have received an audit opinion, which includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. (See Financial Statements, "Note 10-Going Concern Considerations".) Management is reevaluating business opportunities and looking for a new business direction.

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

We may not be able to operate as a going concern. The independent auditor's report accompanying our financial statements contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. We are in need to raise funds to implement our plans. As of March 31, 2005, we had no cash and a total deficit of $2,605,181. This condition raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, our ability to continue to operate as a going concern will depend upon our ability to raise additional working capital. Our failure to raise funds would materially and adversely affect our ability to continue as a going concern.

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

A total of 23,274,145 shares of common stock were issued and outstanding as of March 31, 2005, of which 21,030,748 shares thereof were "restricted securities" as that term is defined under the Securities Act of 1933, as amended. All such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years.

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


Item 1.   Legal Proceedings.                                    None

Item 2.   Change in Securities.                                 None

Item 3.   Defaults Upon Senior Securities.                      Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

Subsequent to the period covered by this Report, the following occurred:

Conversion of Preferred Stock
-----------------------------

On April 14, 2005 the Registrant's Board of Directors determined to implement mandatory conversion of all the Company's issued and outstanding Series B Preferred Stock upon expiration of the Preferred Stock conversion preference, on the preference basis, one (1) share of Common Stock for each two (2) shares of Preferred Stock issued and outstanding, on the record date, April 20, 2005; effective April 25, 2005 (the "Effective Date"). The mandatory conversion was approved by shareholder action without a meeting pursuant to Section 228 of the Delaware General Corporation Law with the written consent of shareholders owning in the aggregate 800,000, shares or approximately 54% of the 1,478,901 shares of issued and outstanding on the record date. Upon conversion there will be a total of 24, 013, 596 shares of the Issuer's Common Stock issued and outstanding, pre-reverse split. See Split of Common Stock below.

Reverse Split of Common Stock
-----------------------------

Also on April 14, 2005, the Registrant's Board of Directors unanimously approved a reverse split of the Company's Common Stock on the basis of one (1) post-reverse split share for each fifteen (15) pre-reverse split shares held on the record date, May 8, 2005, effective May 9, 2005. The reverse split, as proposed by the Board of Directors, was approved by shareholders action without a meeting pursuant to Section 228 of the Delaware General Corporation Law and with the written consent of shareholders owning in the aggregate 19,930,749 shares, or approximately 83% of the Registrant's issued and outstanding Common Stock. As an aspect of the shareholder action, the Company's management was authorized and directed to, establish the effective date for the reverse split as May 9, 2005, maintain the post-reverse split par value of the Registrant's Common Stock at $0.0001 per share and amend the Company's Amended Certificate of Incorporation to increase the total number of shares of stock which the Registrant is authorized to issue to 110,000,000 shares, consisting of 100,000,000 shares of post-reverse split Common Stock, par value $0.0001 per share, and 10,000,000 of Preferred Stock, par value $0.0001 per share. Following amendment of the Registrant's Certificate of Incorporation, future shares of Preferred Stock may be issued from time to time in one or more series as may be established from time to time by further resolution of the Board of Directors of the Registrant. Each such series, if any, shall consist of such number of shares and have such distinctive designation or title as shall be fixed by future resolution of the Board of Directors prior to the issuance of any shares in any such series. Each class or series of Preferred Stock shall have voting powers full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions, thereof, as shall be stated in such future resolution of the Board, if any, providing for issuance of such series of Preferred Stock.

On the effective date, that is May 9, 2005, based on the number of shares of the Registrant's Common Stock issued and outstanding at date, there will be 1,600,907 shares of post-reverse split Common Stock issued and outstanding.

Increase in Authorized Common Stock
-----------------------------------

As indicated above, the Registrant's Board of Directors, and Shareholders owning approximately 83% of the Registrant's issued and outstanding Common Stock, approved an increase in the shares of Common Stock which the Company may issue to 100,000,000 shares, par value $0.0001 per share. The Registrant will file a corresponding amendment to its Amended Certificate of Incorporation in the State of Delaware reflecting the increase in its authorized Common Stock to 100,000,000 post-reverse split shares, accordingly.


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

        (a) Exhibits

            Exhibit No.   Description

               31 Certification Pursuant to Rule 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, As Amended

               32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K.

            Form 8-K filed on January 20, 2005 Re: Letter of Intent executed to acquire Cristina Acquisition Corp.

            Form 8-K filed on February 9, 2005 Re: amendment to the Letter of Intent signed on January 19, 2005.

            Form 8-K filed on March 3, 2005 Re: expiration of Letter of Intent.

            Form 8-K filed on April 20, 2005 Re: Material Modification of Rights and Securities Holders, Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year and Exhibit 20, Information Statement.


                                    SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 21, 2004                    By: /s/ Robert Gordon
                                           -----------------------------------
                                                Robert Gordon
                                                Acting President
                                                Principal Financial Officer