Form 10QSB
period 2005-06-30
W3 GROUP INC
filed 2005-08-02
CIK 832488

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 2005.

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from _______ to _______


                     Commission File Number: 0-27083

                              W3 GROUP, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


           Delaware                                84-1108035
--------------------------------     ------------------------------------
(State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
Incorporation or Organization)


                  60 East 42nd Street, New York, NY 10165
          --------------------------------------------------------
                  (Address of Principal Executive Offices)


                             (212) 750-7878
                       --------------------------
                       (Issuer's Telephone Number)


Check  whether  the  Issuer (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number  of  shares outstanding of each of the issuer's classes of
common equity, as of the  latest  practicable  date:  1,601,167   shares of
Common Stock, $.0001 par value, outstanding on June 30, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

---------------------------------------------------------------------------

                                 W3 GROUP, INC.

                         Form 10-QSB Quarterly Report
                For Quarterly Period Ended June 30, 2005

                               Table of Contents

                                                                      Page
                                                                      ----
PART I    FINANCIAL INFORMATION                                         2

Item 1. Financial Statements                                            2

        Unaudited Balance Sheet at June 30, 2005 and
        Audited Balance Sheet at December 31, 2003                      2

        Unaudited Statements of Operations
        For Three and Six Months Ended
        June 30, 2005 and June 30, 2004                                 3

        Unaudited Statements of Cash Flows
        For Six Months Ended
        June 30, 2005 and June 30, 2004                                 4

        Notes to Financial Statements                                   5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   8

Item 3. Controls and Procedures                                        13


PART II   OTHER INFORMATION                                            14

SIGNATURE                                                              16

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
                                      =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable & accrued expenses  $        26,650     $        24,850
                                      -----------------   -----------------
     Total Current Liabilities:       $        26,620     $        24,850
                                      =================   =================

  Shareholder loan payable            $        68,254     $        65,854

Stockholders' equity: (See Notes 3 and 4)

  Common stock - $.0001 par value,
    authorized 100,000,000 shares;
    1,601,167 issued and outstanding
    at June 30, 2005 and
    1,550,943 at December 31, 2004                    160              155

  Additional paid-in-capital                    2,511,342        2,511,346

  Accumulated deficit                          (2,606,406)      (2,602,205)
                                         -----------------   ---------------
     Total shareholders' equity                   (94,904)         (90,704)
                                         -----------------   ---------------
     Total Liabilities &
     Shareholders' Equity                 $             0    $           0
                                         =================   ===============

 The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                           STATEMENTS OF OPERATIONS
                           ------------------------

                               For the Three Months     For the Six Months
                                  Ended June 30,          Ended June 30,
                              ----------------------  ----------------------
                                 2005        2004        2005        2004
                              ----------  ----------  ----------  ----------
Revenues:                     $       0   $       0   $       0   $       0
                              ==========  ==========  ==========  ==========
General and
 Administrative Expenses:
   Consulting                 $       0   $  36,000   $       0   $  36,000
   Administration             $      25   $   2,330   $   1,801   $   2,688
                              ----------  ----------  ----------  ----------
   Total General and
    Administrative Expenses   $      25   $  38,330   $   1,801   $  38,688
                              ----------  ----------  ----------  ----------
Loss From Operations          $     (25)    (38,330)  $  (1,801)  $ (38,688)
                              ==========  ==========  ==========  ==========
Other Income and (Expenses):
   Interest (Expense)         $  (1,200)  $  (1,200)  $  (2,400)  $  (2,400)
                              ----------  ----------  ----------  ----------
   Total Other Income
    and (Expenses)            $  (1,200)  $  (1,200)  $  (2,400)  $  (2,400)
                              ----------  ----------  ----------  ----------
Net Loss Before Provision
 For Income Taxes             $  (1,225)  $ (39,530)  $  (4,201)  $ (41,088)
                              ==========  ==========  ==========  ==========
Provision For Income Taxes    $       0   $       0   $       0   $       0
                              ----------  ----------  ----------  ----------
Net Loss                      $  (1,225)  $ (39,530)  $  (4,201)  $ (41,088)
                              ==========  ==========  ==========  ==========
Net Loss Per Share
 Basic and Fully Diluted      $  0.0008   $  0.0360   $  0.0027   $  0.0459
                              ==========  ==========  ==========  ==========
Weighted Average
 Number of Shares
 Basic and Fully Diluted      1,584,252    1,098,302  1,550,943     895,556
                              ==========  ==========  ==========  ==========

 The accompanying notes are an integral part of these financial statements.

                               W3 GROUP, INC.

                            CASH FLOW STATEMENTS
                            --------------------
                        FOR SIX MONTHS ENDED JUNE 30
                        ----------------------------

                                               2005                2004
                                            (Unaudited)         (Unaudited)
                                         -----------------   ----------------
Operating Activities:

  Net loss                               $        (4,201)    $      (41,088)

  Adjustments to reconcile
   net income items not requiring
   the use of cash:

    Administration expense                             0                  0

Changes in other operating
 assets and liabilities:

  Accounts payable & accrued expenses              4,201            (41,088)
                                         -----------------     --------------
Net cash used by operations              $             0       $          0

Net increase (decrease) in cash
 during the period

Cash balance at
 beginning of the fiscal year            $             0       $          0
                                         -----------------     --------------
Cash balance at
 end of the fiscal year                  $             0       $          0
                                         -----------------     --------------

Supplemental disclosures of
cash flow information:

  Interest paid during the period        $             0       $          0

  Income taxes paid during the period    $             0       $          0

 The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                    FOR THE SECOND QUARTER ENDED JUME 30, 2005
                    ------------------------------------------

1. Organization of the Company and Significant Accounting Principles

W3 Group, Inc. ("the Company") was incorporated in the State of Colorado in February 1988. The Company has no business operations at present and its activities since inception are primarily related to its initial public offering and merger activities.

In May 2003, the Company changed its state of incorporation to Delaware.

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

Income taxes - The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Development Stage Company - the Company has had no operations or revenues since its inception and therefore qualifies for treatment as a development stage company as per Statement of Financial Accounting Standards (SFAS) No.
7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported i n the Stockholders' Equity section of the balance sheet.

Recent Accounting Pronouncements -

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

SFAS No. 123R: In December 2004,the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The adoption of SFAS No. 123R did not have a material impact on the financial condition or results of operations.

2. Fair Value of Financial Instruments

The value of accounts payables and accrued expenses and shareholder loans payable are estimated to approximate fair market value at June 30, 2005 and December 31, 2004.

3. Preferred Stock

On April 14, 2005, the Board of Directors passed a resolution, which was approved by shareholder action, to implement mandatory conversion of all of the Company's issued and outstanding Series B Convertible Preferred Stock effective April 25, 2005 for shareholders of record on April 20, 2005, on the basis of one share of common stock for each two (2) shares of preferred stock. Accordingly, 1,478,901 shares of Series B Preferred Stock were converted to 739,451 shares of Common Stock effective April 25, 2005. These shares of Common Stock were subsequently subjected to a 1 - 15 reverse split of all common stock effective May 9, 2005. (See Note 4)

4. Issuance of Common Stock

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

On April 25, 2005, 1,478,901 shares of Series B Convertible Preferred Stock were converted to 739,451 shares of Common Stock. (See Note 3)

On May 9, 2005, the Company effected a one for fifteen reverse stock split of the 24,013,596 outstanding shares of common stock. All common share and per share information included in these financial statements have been retroactively adjusted to reflect this reverse split.

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

As of June 30, 2005, there are no financial instruments outstanding convertible into common stock.

7. Related Party Transactions

The Company currently utilizes office space provided by a director of the Company at no cost.

At June 30, 2005 and June 30, 2004, the Company is indebted to four shareholders, including one director of the Company for notes payable in the amount of $40,000. The loans are unsecured and due on demand and at 12% interest. Accordingly, the Company recorded $1,200 interest expense on the loans for the quarters ended June 30, 2005 and 2004.

8. Concentration of Credit Risk

The president and directors of the Company provide various administrative services on behalf of the Company in addition to providing necessary funds to pay for administrative services. A withdrawal of their financial support could have a material adverse impact on the financial condition of the Company and its ability to operate as a going concern.

9. Income taxes

There is no provision for federal or state income taxes for the three month periods ended June 30, 2005 and 2004, since the Company incurred losses from inception.

As of June 30, 2005, the Company has a net operating loss carry forward of $2,606,406 which expires in various years through 2023. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Service Code, utilization of its tax net operating loss carry forwards may be limited.

10. Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the six months ended June 30, 2005 and during the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability. The Company incurred a net loss of $2,606,406 since its inception and has no cash balances and no business operations.

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

Forward-Looking Statements

Some of the information contained in this report may constitute forward-looking statements or statements within the meaning of the Private
Securities Litigatio n Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words, estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause our actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to us at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond our control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to the General Risk Factors contained in our Form 10-KSB for the year ended December 31, 2004. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

We did not have any revenue during the three month period ended June 30, 2005, or during the comparable period for the prior year, and have not had any revenue since the first quarter of 1999.

The net loss for the three month period ended June 30, 2005 was $1,225 compared to a net loss of $39,530 for the comparable period in the prior year, a decrease of $37,972 resulting primarily from a decrease in consulting fees.

We had no cash at June 30, 2005 and at December 31, 2004.

On April 25, 2005, all of our Series B Convertivle Preferred Stock was converted to Common Stock. (Refer to Part II, Item 4 of this report).

On May 9, 2005, a one for fifteen reverse split of all shares of common stock was effected (Refer to Part II, Item 4 of this report). In connection with this reverse split, our OTCBB trading symbol was changed from WWWG to WWWT.

On July 19,2005, we entered into an Acquisition Agreement (the "Agreement") with Aftersoft Group, Inc., a Delaware corporation ("Aftersoft") and Auto
Data Network, Inc., a Delaware corporation and   the  sole   shareholder  of
Aftersoft. Pursuant to the Agreement we will acquire all of the outstanding shares of common stock of Aftersoft in exchange for the issuance by us of 32,500,000 newly issued shares of our common stock to the Aftersoft Shareholder. It is anticipated that following the consummation of the transaction, our current shareholders will own approximately 4.7% of the total outstanding shares. The consummation of the transaction is subject to the satisfaction of due diligence and customary conditions in similar transactions, and no assurance can be given that such conditions will be met. Refer to Form 8-K and exhibit thereto filed on July 22, 2005 for the full text of the Agreement. Aftersoft is in the automotive software business and provides a broad range of supply chain management solutions to automotive parts manufacturers, distributors and retailers.

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

Liquidity and Capital Resources

At June 30, 2005, we had no cash. We have received an audit opinion, which includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. (See Financial Statements, "Note 10 - Going Concern Considerations".) Management is reevaluating business opportunities and looking for a new business direction.

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

We may not be able to operate as a going concern. The independent auditor's report accompanying our financial statements contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. We are in need to raise funds to implement our plans. As of June 30, 2005, we had no cash and a total deficit of $2,606,406. This condition raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, our ability to continue to operate as a going concern will depend upon our ability to raise additional working capital. Our failure to raise funds would materially and adversely affect our ability to continue as a going concern.

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

Our Common Stock trades under the symbol "WWWT" on the OTC Electronic Bulletin Board. There can be no assurances, however, that a market will develop or continue for our common stock. Our common stock may be thinly traded, if traded at all, even if we achieve full operation and generate significant revenue. In addition, our stock is defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our common stock, and therefore, may adversely affect the ability of our stockholders to sell common stock in the public market.

12. Sales by our existing stockholders of shares of our common stock could cause our stock price to decline.

A total of 1,601,167 shares of common stock were issued and outstanding as of June 30, 2005, of which 1,402,050 shares thereof were "restricted securities" as that term is defined under the Securities Act of 1933, as amended. All such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years.

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

Reverse Split of Common Stock
-----------------------------

Also on April 14, 2005, the Registrant's Board of Directors unanimously approved a reverse split of the Company's Common Stock on the basis of one
(1) post-reverse split share for each fifteen (15) pre-reverse split shares held on the record date, May 8, 2005, effective May 9, 2005. The reverse split, as proposed by the Board of Directors, was approved by shareholders action without a meeting pursuant to Section 228 of the Delaware General Corporation Law and with the written consent of shareholders owning in the aggregate 19,930,749 shares, or approximately 83% of the Registrant's issued and outstanding Common Stock.
                                       14

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

As of the effective date, May 9, 2005, there are 1,601,167 shares of post-reverse split Common Stock issued and outstanding.

Increase in Authorized Common Stock
-----------------------------------

As indicated above, the Registrant's Board of Directors, and Shareholders owning approximately 83% of the Registrant's issued and outstanding Common Stock, approved an increase in the shares of Common Stock which the Company may issue to 100,000,000 shares, par value $0.0001 per share. The Registrant
has  filed  a  corresponding  amendment  to   its   Amended  Certificate  of
Incorporation  in the  State  of Delaware  reflecting  the  increase  in its
authorized   Common   Stock   to   100,000,000  post-reverse   split  shares,
accordingly.

Item 5.   Other Information.                                    None

Item 6.   Exhibits and Reports of Form 8-K.                     None

        (a) Exhibits

            Exhibit No.   Description

               31 Certification Pursuant to Rule 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, As Amended

               32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

        (b) Reports on Form 8-K.

            Form 8-K filed on April 20, 2005 Re: Material Modification of Rights and Securities Holders, Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year and Exhibit 20, Information Statement.

            Form  8-K filed on  July 22, 2005  Re: Entry  into  a   Material
            Difinitive  Agreement,  Changes  in  Control  of  Registrant and
            Exhibit 10.1 Acquistion Agreement.


                                    SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 2, 2004                    By: /s/ Robert Gordon
                                         -----------------------------------
                                            Robert Gordon
                                            President
                                            Principal Financial Officer