Form 10QSB
period 2005-09-30
W3 GROUP INC
filed 2005-10-21
CIK 832488

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB
(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2005.

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


             60 East 42nd Street, Suite 1163, New York, NY 10165
          --------------------------------------------------------
                  (Address of Principal Executive Offices)


                             (212) 750-7878
                       --------------------------
                       (Issuer's Telephone Number)


Check  whether  the  Issuer (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number  of  shares outstanding of each of the issuer's classes of
common equity, as of the  latest  practicable  date:  1,601,167   shares of
Common Stock, $.0001 par value, outstanding on September 30, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

---------------------------------------------------------------------------

                                 W3 GROUP, INC.

                         Form 10-QSB Quarterly Report
                For Quarterly Period Ended September 30, 2005

                               Table of Contents

                                                                      Page
                                                                      ----
PART I  FINANCIAL INFORMATION                                           2

Item 1. Financial Statements                                            2

        Unaudited Balance Sheet at September 30, 2005 and
        Audited Balance Sheet at December 31, 2004                      2

        Unaudited Statements of Operations
        For Three and Nine Months Ended
        September 30, 2005 and September 30, 2004                       3

        Unaudited Statements of Cash Flows
        For Nine Months Ended
        September 30, 2005 and September 30, 2004                       4

        Notes to Financial Statements                                   5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   9

Item 3. Controls and Procedures                                        14


PART II   OTHER INFORMATION                                            15

SIGNATURE                                                              16

                                    PART I
                            FINANCIAL INFORMATION

Item 1. Financial Statements

                                W3 GROUP, INC.

                                BALANCE SHEETS
                                --------------

                                      September 30, 2005   December 31, 2004
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
                                      =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable & accrued expenses  $        27,850     $        24,850
                                      -----------------   -----------------
     Total Current Liabilities:       $        27,850     $        24,850
                                      =================   =================

  Shareholder loan payable            $        68,254     $        65,854

Stockholders' equity: (See Notes 3 and 4)

  Common stock - $.0001 par value,
    authorized 100,000,000 shares;
    1,601,167 issued and outstanding
    at September 30, 2005 and
    1,550,943 at December 31, 2004                   160               155

  Additional paid-in-capital                   2,511,342         2,511,346

  Accumulated deficit                         (2,607,606)       (2,602,205)
                                         -----------------   ---------------
     Total shareholders' equity                  (96,104)          (90,704)
                                         -----------------   ---------------
     Total Liabilities &
     Shareholders' Equity                 $            0     $           0
                                         =================   ===============

 The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                           STATEMENTS OF OPERATIONS
                           ------------------------

                               For the Three Months     For the Nine Months
                                Ended September 30,     Ended September 30,
                              ----------------------  ----------------------
                                 2005        2004        2005        2004
                              ----------  ----------  ----------  ----------
Revenues:                     $       0   $       0   $       0   $       0
                              ==========  ==========  ==========  ==========
General and
 Administrative Expenses:
   Consulting                 $       0   $       0   $       0   $  36,000
   Administration             $       0   $       0   $   1,801   $   3,918
                              ----------  ----------  ----------  ----------
   Total General and
    Administrative Expenses   $       0   $       0   $   1,801   $  39,918
                              ----------  ----------  ----------  ----------
Loss From Operations          $       0           0   $  (1,801)  $ (39,918)
                              ==========  ==========  ==========  ==========
Other Income and (Expenses):
   Interest (Expense)         $  (1,200)  $  (1,200)  $  (3,600)  $  (3,600)
                              ----------  ----------  ----------  ----------
   Total Other Income
    and (Expenses)            $  (1,200)  $  (1,200)  $  (3,600)  $  (3,600)
                              ----------  ----------  ----------  ----------
Net Loss Before Provision
 For Income Taxes             $  (1,200)  $  (1,200)  $  (5,401)  $ (43,518)
                              ==========  ==========  ==========  ==========
Provision For Income Taxes    $       0   $       0   $       0   $       0
                              ----------  ----------  ----------  ----------
Net Loss                      $  (1,200)  $  (1,200)  $  (5,401)  $ (43,518)
                              ==========  ==========  ==========  ==========
Net Loss Per Share
 Basic and Fully Diluted      $  0.0008   $  0.0008   $  0.0035   $  0.0390
                              ==========  ==========  ==========  ==========
Weighted Average
 Number of Shares
 Basic and Fully Diluted      1,584,252   1,550,943   1,550,943   1,115,613
                              ==========  ==========  ==========  ==========

 The accompanying notes are an integral part of these financial statements.

                               W3 GROUP, INC.

                            CASH FLOW STATEMENTS
                            --------------------
                     FOR NINE MONTHS ENDED SEPTEMBER 30
                     ----------------------------------

                                               2005                2004
                                            (Unaudited)         (Unaudited)
                                         -----------------   ----------------
Operating Activities:

  Net loss                               $        (5,401)    $      (43,518)

  Adjustments to reconcile
   net income items not requiring
   the use of cash:

    Administration expense                             0                  0

Changes in other operating
 assets and liabilities:

  Accounts payable & accrued expenses              5,401            (43,518)
                                         -----------------     --------------
Net cash used by operations              $             0       $          0

Net increase (decrease) in cash
 during the period

Cash balance at
 beginning of the period                 $             0       $          0
                                         -----------------     --------------
Cash balance at
 end of the period                       $             0       $          0
                                         -----------------     --------------

Supplemental disclosures of
cash flow information:

  Interest paid during the period        $             0       $          0

  Income taxes paid during the period    $             0       $          0

 The accompanying notes are an integral part of these financial statements.

                                 W3 GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                  FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2005
                  ----------------------------------------------

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

2. Fair Value of Financial Instruments

The value of accounts payables and accrued expenses and shareholder loans payable are estimated to approximate fair market value at September 30, 2005 and December 31, 2004.

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

As of September 30, 2005, there are no financial instruments outstanding convertible into common stock.

7. Related Party Transactions

The Company currently utilizes office space provided by a director of the Company at no cost.

At September 30, 2005 and September 30, 2004, the Company is indebted to four shareholders, including one director of the Company for notes payable in the amount of $40,000. The loans are unsecured and due on demand and at 12% interest. Accordingly, the Company recorded $1,200 interest expense on the loans for the quarters ended September 30, 2005 and 2004.

8. Concentration of Credit Risk

The president and directors of the Company provide various administrative services on behalf of the Company in addition to providing necessary funds to pay for administrative services. A withdrawal of their financial support could have a material adverse impact on the financial condition of the Company and its ability to operate as a going concern.

9. Income taxes

There is no provision for federal or state income taxes for the three month periods ended September 30, 2005 and 2004, since the Company incurred losses from inception.

As of September 30, 2005, the Company has a net operating loss carry forward of $2,606,406 which expires in various years through 2023. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Service Code, utilization of its tax net operating loss carry forwards may be limited.

10. Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the nine months ended September 30, 2005 and during the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability. The Company incurred a net loss of $2,607,606 since its inception and has no cash balances and no business operations.

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

Results of Operations

We did not have any revenue during the three month period ended September 30, 2005, or during the comparable period for the prior year, and have not had any revenue since the first quarter of 1999.

The net loss for the three month period ended September 30, 2005 was $1,200, no change from the comparable period in the prior year. The net loss for the nine month period ended September 30, 2005 was $5,401 compared to a net loss of $43,518 for the prior year comparable period, a decreased loss of $38,117
resulting   from   decreased   consulting  fees  of  $36,000  and  decreased
administrative costs of $2,117.

We had no cash at September 30, 2005 and at December 31, 2004.

As described in our Schedule 14C Information Statement dated August 22, 2005 distributed to all shareholders, on July 19, 2005, we entered into an
Acquisition Agreement (the "Agreement") with Aftersoft Group, Inc., a Delaware corporation ("Aftersoft") and Auto Data Network, Inc., a Delaware corporation and the sole shareholder of Aftersoft. Pursuant to the Agreement we will acquire all of the outstanding shares of common stock of Aftersoft in exchange for the issuance by us of 32,500,000 newly issued shares of our common stock to the Aftersoft Shareholder. It is anticipated that following the consummation of the transaction, our current shareholders will own approximately 4.7% of the total outstanding shares. The consummation of the transaction is subject to the satisfaction of due diligence and customary conditions in similar transactions, and no assurance can be given that such conditions will be met. Refer to Form 8-K and exhibit thereto filed on July 22, 2005 for the full text of the Agreement. Aftersoft is in the automotive software business and provides a broad range of supply chain management solutions to automotive parts manufacturers, distributors and retailers.

In regard to the above proposed acquisition transaction, the Board of Directors approved an amendment to our Certificate of Incorporation to change the Company's name to Aftersoft Group, Inc., the filing of such amendment subject to the closing of the acquisition. On August 1, 2005, we received the written consent, in lieu of a meeting of sharehooders, from holders of a majority of the shares of our common stock approving the amendment. Refer to Part II of this quarterly report, Item 4. "Submission of matters to a Vote of Security Holders" and Schedule 14C Information Statement filed on August 22, 2005, which is available on the SEC's website at www.sec.gov.

Liquidity and Capital Resources

At September 30, 2005, we had no cash. We have received an audit opinion, which includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. (See Financial
Statements,  "Note  10 - Going  Concern  Considerations".)   Management   is
reevaluating business opportunities and looking for a new business direction.

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

We may not be able to operate as a going concern. The independent auditor's report accompanying our financial statements contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. We are in need to raise funds to implement our plans. As of September 30, 2005, we had no cash and a total deficit of $2,607,606. This condition raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, our ability to continue to operate as a going concern will depend upon our ability to raise additional working capital. Our failure to raise funds would materially and adversely affect our ability to continue as a going concern.

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

A total of 1,601,167 shares of common stock were issued and outstanding as of September 30, 2005, of which 1,402,050 shares thereof were "restricted securities" as that term is defined under the Securities Act of 1933, as amended. All such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years.

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

Item 2. Change in Securities.                                 Not Applicable

Item 3. Defaults Upon Senior Securities.                      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.


Amendment to the Company's Certificate of Incorporation
-------------------------------------------------------

On July 19, 2005, our Board of Directors approved an amendment to the Company's Certificate of Incorporation to change its name to Aftersoft Group, Inc. On August 1, 2005, the proposal was approved by the written consent, in lieu of a meeting of shareholders pursuant to Section 228 of Delaware General Corporation Law, from the holders of 1,280,082 shares of our common stock representing approximately 80 percent of our outstanding voting stock. The Company's name change will be effective upon the filing of a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State, which is subject to the closing of the acquisition of Aftersoft Group, Inc.

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


Date: October 21, 2005                   By: /s/ Robert Gordon
                                         -----------------------------------
                                            Robert Gordon
                                            President
                                            Principal Financial Officer