Form 10QSB
period 2005-12-31
W3 GROUP INC
filed 2006-02-21
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-27083


                              Aftersoft Group, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                              84-1108035
    ---------------------------------      ---------------------------------
      (State or other jurisdiction                  (IRS Employer
    of incorporation or organization)             Identification No.)


       Savannah House 5th Floor 11 Charles II Street; London SW1Y 4AU UK
       -----------------------------------------------------------------
                    (Address of principal executive offices)


                                +44 20 7451 2468
                                ----------------
                           (Issuer's telephone number)


                                 W3 Group, Inc.
               60 East 42nd Street, Suite 1163 New York, NY 10165
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

        Indicate by check mark whether the registrant is a shell company
                 (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

      As of February 10, 2006 the Company had 34,101,167 shares of its $0.0001 par value common stock issued and outstanding.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                              Aftersoft Group, Inc.
                           Consolidated Balance Sheet
                      (In thousands, except per share data)

                                                                   As of 12/31/2005
                                                                   ----------------
                                                                      (unaudited)
                                                                   ----------------
ASSETS

Current Assets
   Cash                                                            $            112
   Accounts receivable, net of allowance of $195                              4,125
   Inventories                                                                  448
   Other                                                                        130
                                                                   ----------------
   Total Current Assets                                                       4,815
                                                                   ----------------
Property and Equipment, Net                                                     439
                                                                   ----------------

Other Assets
   Goodwill                                                                  22,061
   Amortizable intangible assets, net                                         6,043
   Software development costs, net                                            1,076
   Other                                                                         39
                                                                   ----------------
   Total Other Assets                                                        29,217
                                                                   ----------------
Total Assets                                                       $         34,471
                                                                   ================

LIABILITIES

Current Liabilities
   Accounts payable                                                $          1,815
   Accrued expenses                                                           1,538
   Accrued legal expenses                                                     1,986
   Current portion of long-term debt                                            815
   Deferred revenue                                                           1,374
   Taxes payable                                                                404
   Other                                                                         20
                                                                   ----------------
   Total Current Liabilities                                                  7,952

Long-Term Liabilities
   Deferred revenue                                                             872
   Deferred income taxes                                                        899
   Long-term debt                                                               668
   Loan - ADN Inc.                                                              494
   Other                                                                        487
                                                                   ----------------
   Total Liabilities                                                         11,372
                                                                   ----------------

COMMITMENTS AND CONTINGENCIES
                                                                   ----------------

STOCKHOLDERS' EQUITY

   Preferred Stock
     Par value $0.0001 per share; 10,000,000 shares authorized,
     none issued and outstanding                                                 --

   Common stock
     Par value $0.0001 per share; 100,000,000 shares authorized,
     34,101,167 shares issued and outstanding                                     3

   Additional paid-in-capital                                                20,934
   Other comprehensive loss                                                    (359)
   Retained earnings                                                          2,521
                                                                   ----------------
   Total Stockholders' Equity                                                23,099
                                                                   ----------------
Total Liabilities and Stockholders' Equity                         $         34,471
                                                                   ================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              Aftersoft Group, Inc.
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                              For The Three Months Ended          For The Six Months Ended
                                                     December 31,                       December 31,
                                           --------------------------------    --------------------------------
                                                 2005              2004              2005              2004
                                             (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                           --------------    --------------    --------------    --------------
Revenues                                   $        4,845    $        6,498    $        9,624    $       11,985
Cost of revenues                                    2,290             2,533             4,729             4,742
                                           --------------    --------------    --------------    --------------
Gross Profit                                        2,555             3,965             4,895             7,243
                                           --------------    --------------    --------------    --------------

Operating Expenses
Research and development                              763               824             1,536             1,533
Sales and marketing                                   487               606               966             1,083
General and administrative                            699               663             1,559             1,513
Depreciation and amortization                         265               624               544               999
                                           --------------    --------------    --------------    --------------
Total Operating Expenses                            2,214             2,717             4,605             5,128
                                           --------------    --------------    --------------    --------------

Operating income                                      341             1,248               290             2,115
                                           --------------    --------------    --------------    --------------

Other Income (Expense)
Other, net                                             17                 3                18                 3
Interest                                              (26)              (50)              (58)              (68)
Gain on disposal of fixed assets                      304                --               304                --
                                           --------------    --------------    --------------    --------------
Total other income (expense), net                     295               (48)              264               (65)
                                           --------------    --------------    --------------    --------------

Pretax income                                         636             1,200               555             2,050
Provision for income taxes                            104                62               185               179
                                           --------------    --------------    --------------    --------------

Net income                                            532             1,138               369             1,871

Foreign currency translation loss (gain)              (44)               37               (57)               38
                                           --------------    --------------    --------------    --------------
Comprehensive income                       $          488    $        1,175    $          312    $        1,909
                                           ==============    ==============    ==============    ==============

Income per share attributed to common
stock holders - basic and diluted          $         0.01    $         0.04    $         0.01    $         0.06

Weighted average number of shares of
common stock outstanding - basic and
diluted                                        32,674,040        32,500,000        32,587,020        30,663,834

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              Aftersoft Group, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                For the Six Months
                                                                                Ended December 31,
                                                                           ----------------------------
                                                                               2005           2004
                                                                           ------------    ------------
Operating activities:
Net income                                                                 $        369    $      1,871
Adjustments to net income
   Depreciation and amortization                                                    544             999
   Gain on sale of assets                                                          (304)             --
   Changes in assets and liabilities (net of the effect of acquisition):
     Trade accounts receivable                                                     (588)            352
     Inventories                                                                    (90)            104
     Prepaid expenses and other assets                                              (16)           (394)
     Accounts payable                                                              (113)           (662)
     Taxes payable                                                                  185             179
     Deferred revenue                                                              (348)         (3,711)
     Accrued expenses and other liabilities                                         578             378
                                                                           ------------    ------------
Net cash provided by (used in) operating activities                                 217            (884)
                                                                           ------------    ------------
Investing Activities:
   Cash acquired in acquisition                                                      --             490
   Purchase of property and equipment                                               (34)            (92)
   Property and equipment sale proceeds                                             304              --
   Capitalized software development costs                                          (164)           (247)
                                                                           ------------    ------------
Net cash provided by investing activities                                           106             151
                                                                           ------------    ------------

Financing Activities:
   Proceeds from related party                                                      327           1,060
   Payment on long-term debt                                                       (467)           (142)
   Payment to related party                                                        (208)             --
                                                                           ------------    ------------
Net cash provided by (used in) financing activities                                (348)            918
                                                                           ------------    ------------

Effect of exchange rate changes                                                     (57)             38
                                                                           ------------    ------------
   Net change in cash                                                               (82)            223
   Cash, beginning of period                                                        194               7
                                                                           ------------    ------------
   Cash, end of period                                                     $        112    $        230
                                                                           ============    ============

Supplemental disclosures of cash flow information
   Cash paid during the period for:
        Interest                                                           $         58    $         68
        Income taxes                                                       $         --    $         --

   Non cash investing and financing transactions during the period for:
     Settlement of note receivable                                         $        510    $         --
     Shares issued for CarParts Technologies, Inc. acquisition:
        Cash                                                                               $        490
        Other current assets                                                                      1,132
        Property and equipment                                                                      140
        Other long-term assets                                                                       37
        Other current liabilities                                                                (3,264)
        Deferred income                                                                          (4,872)
        Long-term debt                                                                           (1,151)
        Other long-term liabilities                                                                (487)
        Goodwill                                                                                 14,549
        Amortizable Intangibles                                                                   5,300
                                                                                           ------------

                                                                                           $     11,874
                                                                                           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              AFTERSOFT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                For the Periods Ended December 31, 2005 and 2004

NOTE 1. Management's Representation

The financial statements included herein have been prepared by Aftersoft Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2005.

NOTE 2. Nature of Business

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of Auto Data Network, Inc. ("ADN, Inc."), which owns approximately 95% of the outstanding common stock.

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through subsidiaries with operations in Europe and North America. MAM Software Limited is the leading supplier of software to the automotive parts market in the U.K. MAM Software consists of MAM Autopart Ltd, MAM AutoCat Ltd. and MAM Autowork Ltd., which are all based in Sheffield, UK. Aftersoft Network North America, Inc. is comprised of AFS Warehouse Distribution Management, Inc. and AFS Tire Management Inc., which are based in San Juan Capistrano, California and AFS Autoservice, Inc., which is based in Allentown PA. Aftersoft Network North America was formerly known as CarParts Technologies Acquisition Corp. and AFS Tire Management was formerly known as CarParts Technologies, Inc. Together these subsidiaries are the second largest supplier of software to the automotive parts market in the U.S.

On December 21, 2005, W3 Group, Inc. ("W3") consummated an Acquisition Agreement ("Agreement") to acquire all of the outstanding shares of common stock of Old Aftersoft Group, Inc. ("Oldco") in exchange for the issuance of 32,500,000 newly issued shares of W3, par value $0.0001 per share (the "Common Stock"), to ADN, Inc., the sole shareholder of Oldco.

Pursuant to the Agreement and as a result of consummation of the Agreement, the existing shareholders of W3 owned 1,601,167 shares, or approximately 4.7% of the 34,101,167 total outstanding shares of the Common Stock and ADN owned 32,500,000 shares or approximately 95.3% of the total outstanding shares. Concurrent with the closing of the transaction, the Board of Directors of W3 appointed three additional directors designated by ADN to serve until the next annual election of directors. In addition, concurrent with the close of the transaction, W3: (1) changed its corporate name from W3 Group, Inc. to Aftersoft Group, Inc., (2) changed its corporate address to California, and (3) replaced the corporate officers.

The acquisition was recorded as a reverse acquisition, whereby the assets and liabilities and 32,500,000 outstanding shares of common stock of Oldco are reported at their historical cost and the 1,601,167 shares of W3 are reflected as being issued by the Company on December 21, 2005 as a corporate reorganization. In addition, the results of Oldco for all comparative periods prior to the reverse acquisition are reported as the results of the Company.

The Company operates on a June 30 fiscal year end.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Concentrations of Credit Risk

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2005, the Company did not have any balances in these accounts in excess of the FDIC insurance limits.

Customers

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. Credit risk is managed by discontinuing sales to customers who are delinquent. The Company estimates credit losses and returns based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

No customer accounted for more than 10% of the Company's revenues during the three- and six-month periods ended December 31, 2005 and 2004.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company believes it operates in only one segment and as such has not presented additional segment disclosures.

Geographic Concentrations

The Company conducts business in the United States, Canada, and the United Kingdom ("UK"). From customers headquartered in their respective countries, the Company derived 1% of its revenues from Canada, 36% of its revenues from the United States and 63% from its UK operations during the three months ended December 31, 2005 compared to 1% from Canada, 34% from the United States and 65% from the UK for the three months ended December 31, 2004. For the six months ended December 31, 2006 the Company derived 1% of its revenues from Canada, 34% of its revenues from the United States and 65% from its UK operations compared to 1% from Canada, 47% from the United States and 52% from the UK for the six months ended December 31, 2004. At December 31, 2005, the Company maintains 86% of its net property and equipment in the UK with the remaining 14% in North America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company's management include, but are not limited to, the collectibility of accounts receivable, the recoverability of long-lived assets and valuation of deferred tax assets. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company's consolidated financial instruments consist of cash, accounts receivable, related party loans, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments classified as current approximate their fair values as of December 31, 2005 due to their short-term maturities. The difference between the fair values and recorded values of the related party loans and long-debt are not significant due to and the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company's non-current instruments.

Inventories

Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the first-in, first-out method. Inventories consist primarily of hardware that will be sold to customers. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company's estimated forecast of product demand and production requirements. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of income.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development costs are recorded at estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income/loss of the Company.

Goodwill

Statement of Financial Accounting Standards No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets," addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its goodwill existed at December 31, 2005. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of goodwill in the future.

Long-Lived Assets

The Company's management assesses the recoverability of other long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2005 the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Accordingly, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectibility is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In accordance with SOP 98-9, the Company accounts for delivered elements in accordance with the residual method when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

In those instances where arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies (which represents the majority of the Company's arrangements), the Company accounts for the arrangements using contract accounting, as follows:

1) When customer acceptance can be estimated, expenditures are capitalized as work in process and deferred until completion of the contract at which time the costs and revenues are recognized.

2) When customer acceptance cannot be estimated based on historical evidence, costs are expensed as incurred and revenue is recognized at the completion of the contract when customer acceptance is obtained.

The Company records amounts billed to customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheets.

Revenues for maintenance agreements are recognized ratably over the terms of the service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. For the six months ended December 31, 2005 and 2004, advertising expense totaled $16,000 and $11,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiary are translated into U.S. dollars at the period end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders' equity, which totaled $(57,000) and $38,000 for the six months ended December 31, 2005 and 2004, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the six months ended December 31, 2005 and 2004, the components of comprehensive loss consist of foreign currency translation losses.

Income Taxes

The Company accounts for domestic and foreign income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted earnings per share is the same for the periods presented as the Company has no dilutive securities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instrument used. Statement 123 (R) covers a wide range of share based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123 and supersedes APB 25. The Company will be required to apply Statement 123(R) in fiscal 2007. The Company does not believe the adoption of Statement 123(R) will have a significant impact on the Company's overall results of operations or financial position as it has no stock based payments as of December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets
- an amendment to ABP Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carry over basis rather then a fair value basis. Instead, this statement provides that exchanges of non-monetary assets do not have a commercial substance be reported at a carryover basis rather then a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have an impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its results of operations, cash flows or financial position.

NOTE 3. Related-Party Transactions

The Company transferred its note receivable with a related party known as MAM North America, Inc. in the amount of $510,000 to ADN, Inc. ADN, Inc. has agreed to accept the assignment of all the issued shares of MAM North America, Inc. from the Company and to repay the $510,000 note receivable on October 1, 2005 by allowing the Company to reduce its balance of loans due to ADN, Inc. Furthermore MAM North America has indemnified the Company against all past or current liabilities.

From time to time, ADN, Inc. advances funds to the Company. Such advances are non interest bearing and currently have no specific due date. ADN, Inc. has indicated that it will not make any demands on this balance prior to January 1, 2007; as a result, the Company has classified this loan as a long-term liability.

NOTE 4. Commitments and Contingencies

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the financial position or results of operations of the Company.

The Company has been informed of a verdict against it in a litigation in the Court of Common Please of Allegheny County, Pennsylvania, in favor of Aidan McKenna totaling $3,555,000, which it intends to vigorously appeal. The Company filed a claim against McKenna for $1,000,000 for breach of contract alleging that McKenna continued to conduct business in the Open Webs Corporation in violation of the asset purchase agreement. The Company has recorded an accrual of $1,650,000 to cover the cost of any verdict with respect to this litigation as of December 31, 2005.

Homann Tire LTD ("Homann") filed a complaint against the Company in California District Court on August 11, 2005 regarding the Company's obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002 (the "Agreement"). Homann alleges breach of contract, breach of warranty and intentional and negligent misrepresentation. The Company maintains the complaint is without merit.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers contracts the Company indemnifies the customer that the software provided does not violate any US patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the audited historical consolidated financial statements and the notes accompanying those statements. The results described below are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on the Company's current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. The Company undertakes no obligation beyond what is required under applicable securities law to publicly update or revise any forward looking statement to reflect current or future events or circumstances, including those set forth herein.

Overview

The Company is a leading provider of business management solutions primarily to retailers, tire and service chains, independent installers and wholesale distributors in the Automotive Aftermarket. The Company's business management solutions include systems, professional services, customer support and data services that its customers use to manage their critical day-to-day business operations through automated point-of-sale, inventory management, general accounting and e-commerce connectivity. The Company's revenues are derived from the following:

Business management systems comprised of proprietary software applications, implementation and training; and

Subscription-based services, including software support and maintenance, information (content) products and online services.

The Company acquired CarParts Technologies on August 6, 2004 to increase its presence in the North American market as well as to provide an operational foundation to penetrate its parts store software from its subsidiary MAM Limited into the North American market.

At the end of the fiscal year 2004 the Company decided to temporarily discontinue the sales efforts of its software application focused on the tire distribution market. The Company decided to reengineer two of its other products with the necessary tire distributor functionality, over time, while it targeted select areas of the tire distribution market. This change in focus was expected to create a decrease in revenues during this reengineering period as well as increase the overall profitability of the Company through a reduction of cost of revenue and operational expenses. The Company did expect an initial increase in revenues associated with this product due to the large balance it maintained in deferred revenues as these revenues were recognized over the first six months of fiscal year 2005.

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, affect the Company's more significant judgments and estimates used in the preparation of the Company's financial statements:

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and the Company's best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of the Company's receivables at least quarterly. The allowance for doubtful accounts is subject to estimates based on the historical actual costs of bad debt experienced, total accounts receivable amounts, age of accounts receivable and any knowledge of the customers' ability or inability to pay outstanding balances. If the financial condition of the Company's customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income/loss of the Company.

Goodwill

SFAS 142, Goodwill and Other Intangible Assets, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually. If the actual fair value of the reporting unit is less than estimated, impairment of the related goodwill could occur, which could significantly impact the recorded net income/loss of the Company.

Long-Lived Assets

The Company's management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. If the actual fair value of the long-lived assets are less than estimated, impairment of the related asset could occur, which could significantly impact the recorded net income/loss of the Company

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Accordingly, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectibility is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In accordance with SOP 98-9, the Company accounts for delivered elements in accordance with the residual method when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

In those instances where arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies (which represents the majority of the Company's arrangements), the Company accounts for the arrangements using contract accounting, as follows:

1) When customer acceptance can be estimated, expenditures are capitalized as work in process and deferred until completion of the contract at which time the costs and revenues are recognized.

2) When customer acceptance cannot be estimated based on historical evidence, costs are expensed as incurred and revenue is recognized at the completion of the contract when customer acceptance is obtained.

The Company records amounts billed to customers in excess of recognizable revenue as customer advances and deferred revenue in the accompanying consolidated balance sheets.

Revenues for maintenance agreements are recognized ratably over the terms of the service agreement.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes.

For the three months ended December 31, 2005 and 2004

Key Components of Results of Operations

Total Revenues. Total revenues for three months ended December 31, 2005, decreased by approximately $1.653 million, or 25.4%, compared to the three months ended December 31, 2004. The decrease in revenues was due to the temporary discontinuation of the sales efforts of its software application focused on the tire distribution market. Management decided to target this market with its other software products which the tire functionality has been added.

Total Cost of Revenues. Total cost of revenues for the three months ended December 31, 2005, decreased by approximately $243,000 or 9.6%, compared to the three months ended December 31, 2004. This decrease was a result of lower revenues for the period. For the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 the Company experienced a decline in the gross margin percentage by 8%. The reason for this decline is that sales during the three months ended December 31, 2005 includes more sales which included hardware as a component of the sale (a lower margin item) than during the three months ended December 31, 2004.

For the reasons noted above, total gross profit decreased by $1.4 million, or 35.6% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Operating Expenses. The following table sets forth, for the periods indicated, the Company's operating expenses and the variance thereof.

                                                 For The Three Months Ended December 31,
                                    -----------------------------------------------------------------
                                       2005              2004           Variance $        Variance %
                                    -----------       -----------       -----------       -----------
                                           In thousands $
Research and development            $       763       $       824       $       (61)             -7.4%
Sales and marketing                         487               606              (119)            -19.8%
General and administrative                  699               663                36               5.4%
Depreciation and amortization               265               624              (359)            -57.4%
                                    -----------       -----------       -----------
Total Operating Expenses            $     2,214       $     2,717       $      (503)            -18.5%

Operating Expenses decreased by $503,000 for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. This is due to the following:

Research and Development Expenses. This decrease was a result of the temporary discontinuation of the sales efforts of its software application focused on the tire distribution market. This decision allowed for a decrease in labor costs associated with the product.

Sales and Marketing Expenses. This decrease was a result of the reduction of the sales force focused on selling into the tire segment. Additionally, the Company realigned its sales force to more efficiently target the North American market.

General and Administrative Expenses. The balance was relatively unchanged between the periods.

Depreciation and Amortization. Depreciation and amortization expenses declined due to a complete amortization of the backlog portion of Aftersoft Network North America intangible asset in fiscal year 2005.

Interest Expense. Interest expense decreased by $24,000, or 47.8%, compared to the three months ended December 31, 2004. This decrease was a result of the reduction of long-term debt between fiscal year 2005 and fiscal year 2006.

Gain on Disposal of Fixed Assets. Gain on fixed assets increased by $304,000 for the three months ended December 31, 2005, compared to the three months ended December 31, 2004. This was due to the disposal of some of its fixed assets. This disposal was related to the consolidation and closure of one of its local offices in the UK and the disposal of assets at that location.

Provision for Income Taxes. Provision for income taxes for the three months ended December 31, 2005, increased by approximately $42,000 or 68%, compared to the three months ended December 31, 2004. This increase was primarily a result of an increase in taxable net income entirely attributable to the UK operations.

Net Income. As a result of the above factors, the Company realized a net income of $532,000 for the three months ended December 31, 2005, compared to a net income of $1.14 million for the three months ended December 31, 2004, a decrease of $606,000, or 53.2%.

For the six months ended December 31, 2005 and 2004

Key Components of Results of Operations

Total Revenues. Total revenues for the six months ended December 31, 2005 decreased by approximately $2.36 million, or 19.7%, compared to the six months ended December 31, 2004. The decrease in revenues was due to the temporary discontinuation of the sales efforts of its software application focused on the tire distribution market. Management decided to target this market with its other software products to which the tire functionality has been added to.

Total Cost of Revenues. Total cost of revenues for the six months ended December 31, 2005, was relatively unchanged, compared to the six months ended December 31, 2004. For the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 the Company experienced a decline in the gross margin percentage by 9%. The reason for this decline is that sales during the six months ended December 31, 2005 included more sales which included hardware as a component of the sale (a lower margin item) than during the six months ended December 31, 2004.

For the reasons noted above, total gross profit decreased by $2.35 million, or 32.4% for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004.

Operating Expenses. The following table sets forth, for the periods indicated, the Company's operating expenses and the variance thereof.

                                                    For The Six Months Ended December 31,
                                    -----------------------------------------------------------------
                                       2005              2004           Variance $        Variance %
                                    -----------       -----------       -----------       -----------
                                           In thousands $
Research and development            $     1,536       $     1,533       $         3               0.2%
Sales and marketing                         966             1,083              (117)            (10.8%)
General and administrative                1,559             1,513                46               3.0%
Depreciation and amortization               544               999              (455)            -45.5%
                                    -----------       -----------       -----------       -----------
Total Operating Expenses            $     4,605       $     5,128       $      (523)            -10.2%

Operating income decreased by $1.83 million for the six months ended December 31, 2005 compared to the six months ended December 31, 2004. This is due to the following:

Research and Development Expenses. The balance was relatively unchanged between the periods.

Sales and Marketing Expenses. This decrease was a result of the reduction of the sales force focused on selling into the tire segment. Additionally, the Company realigned its sales force to more efficiently target the North American market.

General and Administrative Expenses. The balance was relatively unchanged between the periods.

Depreciation and Amortization. Depreciation and amortization expenses declined due to a complete amortization of the backlog portion of Aftersoft Network North America intangible asset in fiscal year 2005.

Interest Expense. Interest expense decreased by $10,000, or 15.6%, compared to the six months ended December 31, 2004. This decrease was a result of the reduction of long-term debt between fiscal year 2005 and fiscal year 2006.

Gain on Disposal of Fixed Assets. Gain on fixed assets increased by $304,000 for the six months ended December 31, 2005, compared to the six months ended December 31, 2004. This was due to the disposal of some of its fixed assets. This disposal was related to the consolidation and closure of one of its local offices in the UK and the disposal of assets at that location.

Provision for Income Taxes. Provision for income taxes for the six months ended December 31, 2005, increased by approximately $6,000 or 3%, compared to the six months ended December 31, 2004. This increase was primarily a result of an increase in taxable net income entirely attributable to the UK operations.

Net Income. As a result of the above factors, the Company realized a net income of $369,000 for the six months ended December 31, 2005, compared to a net income of $1.87 million for the six months ended December 31, 2004, a decrease of $1.5 million, or 80.3%.

Liquidity and Capital Resources

The Company does not have outside sources of finance and will need to raise funds from existing shareholders or the capital markets to maintain its development plans. If it should encounter any unforeseen problems, the Company will review its budget and adjust the scheduling and costs of the development programs accordingly to allow the Company to operate until sufficient long term funding is achieved. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop, new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.

The Company realized positive cash flows from operations of $217,000 for the six months ended December 31, 2005. The positive cash flow was generated by the Company's net income. As compared to the six months ended December 31, 2004, the cash flow from operations for the six months ended December 31, 2005 increased $1.1 million. This increase was mainly associated with the large decrease in the deferred revenue associated with its tire distributor product. The Company recognized the revenue associated with final acceptances on many of the projects associated with this product line. The Company used cash flows in activities of $106,000 for the six months ended December 31, 2005 compared to cash flows of $151,000 in 2004, a change of $45,000. This change is mainly due to the $490,000 of cash obtained in the acquisition of CarParts Technologies in 2004, offset by proceeds from sale of property and equipment of $304,000 in 2005. The Company incurred negative cash flows from financing activities of $348,000 for the six months ended December 31, 2005 compared to positive $918,000 in 2004. This decrease is mainly due to reduction of principal on both its long-term debt and its borrowings from its related party AutoData Networks.

Forward Looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Company's products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company's management disclaims any obligation to forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005, that as of such date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the three months ended December 31, 2005.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Inapplicable

Item 2. Unregistered Sales of Equity Securities

Pursuant to the terms of the Agreement completed on December 21, 2005, the Company issued 32,500,000 shares of Common Stock, par value $0.0001, to ADN in a non-public issuance exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(1), Section 4(6) and/or Regulation D. The shares so issued are "restricted shares" and may not be disposed of except in compliance with an applicable exemption from registration under U.S. securities laws or pursuant to an effective registration statement under U.S. securities laws.

Item 3. Defaults Upon Senior Securities

Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

Inapplicable.

Item 5. Other Information

Inapplicable.

Item 6. Exhibits

Exhibits

31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 Certification Pursuant to 18 U.S.C. ss.1350 of Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Aftersoft Group, Inc.


                                      By: /s/ Ian Warwick
                                          --------------------------------------
                                          Ian Warwick
                                          Chief Executive and President

Date: February 21, 2006

                                  EXHIBIT INDEX

Exhibits

31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 Certification Pursuant to 18 U.S.C. ss.1350 of Chief Executive Officer and Chief Financial Officer