Form 10QSB
period 2006-03-31
Aftersoft Group
filed 2006-05-19
CIK 832488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2006

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27083
                              Aftersoft Group, Inc.
        (Exact name of small business issuer as specified in its charter)

              Delaware                            84-1108035
      ---------------------------           ----------------------------
     (State or other jurisdiction                (IRS Employer
  of incorporation or organization)            Identification No.)

Savannah House 5th Floor 11 Charles II Street; London SW1Y 4AU UK
                    (Address of principal executive offices)
                                +44 20 7451 2468

                           (Issuer's telephone number)


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

     As of May 17, 2006 the Company had 34,101,167 shares of its $0.0001 par value common stock issued and outstanding.

                                      INDEX

                                                                                            Page

Part I - Financial Information

Item 1.  Consolidated Financial Statements for the Three months and Nine months
         ended March 31, 2006                                                                  3

         Notes to the consolidated financial statements                                        7

Item 2.  Management discussion and analysis or plan of operation                              15

Item 3.  Controls and Procedures                                                              21

Part II - Other Information

Item 1.  Legal Proceedings                                                                    22

Item 2.  Unregistered Sales of Equity Securities                                              22

Item 3.  Defaults Upon Senior Securities                                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                                  22

Item 5.  Other information                                                                    22

Item 6.  Exhibits                                                                             24

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
                              Aftersoft Group, Inc.
                           Consolidated Balance Sheet
                        (In thousands, except share data)

                                                                                   As of 03/31/2006
                                                                               -------------------------
ASSETS                                                                               (unaudited)
                                                                               -------------------------
Current Assets
   Cash                                                                        $                    580
   Accounts receivable, net of allowance of $195                                                  4,033
   Inventories                                                                                      221
   Other                                                                                            173
                                                                               -------------------------
   Total Current Assets                                                                           5,007
Property and Equipment, Net                                                                         262
Other Assets
   Goodwill                                                                                      22,061
   Amortizable intangible assets, net                                                             5,932
   Software development costs, net                                                                  996
   Other                                                                                             38
                                                                               -------------------------
   Total Other Assets                                                                            29,027
                                                                               -------------------------
Total Assets                                                                   $                 34,296
                                                                               =========================


LIABILITIES
Current Liabilities
   Accounts payable                                                            $                  1,844
   Accrued expenses                                                                               1,296
   Accrued legal expenses                                                                         1,970
   Current portion of long-term debt                                                                412
   Deferred revenue                                                                               1,363
   Taxes payable                                                                                    571
                                                                               -------------------------
   Total Current Liabilities                                                                      7,456
Long-Term Liabilities
   Deferred revenue                                                                                 862
   Deferred income taxes                                                                            899
   Long-term debt                                                                                   539
   Loan - ADN Inc.                                                                                  484
   Other                                                                                            487
                                                                               -------------------------
   Total Liabilities                                                                             10,727
                                                                               -------------------------
STOCKHOLDERS' EQUITY
   Preferred Stock
     Par value $0.0001 per share; 10,000,000 shares authorized,
     none issued and outstanding                                                                      -
   Common stock
     Par value $0.0001 per share; 100,000,000 shares authorized,
     34,101,167 shares issued and outstanding                                                         3
   Additional paid-in-capital                                                                    20,934
   Accumulated other comprehensive loss                                                            (391)
   Retained earnings                                                                              3,023
                                                                               -------------------------
   Total Stockholders' Equity                                                                    23,569
                                                                               -------------------------
Total Liabilities and Stockholders' Equity                                     $                 34,296
                                                                               =========================

The accompanying notes are an integral part of these consolidated financial statements

                              Aftersoft Group, Inc.
       Consolidated Statements of Operations and Comprehensive Operations
                        (In thousands, except share data)

                                                  For The Three Months Ended           For The Nine Months Ended
                                                          March 31,                             March 31,
                                               ---------------------------------  ---------------------------------
                                                  2006               2005              2006               2005
                                               (unaudited)        (unaudited)       (unaudited)        (unaudited)
                                              --------------    ---------------   ---------------    ---------------
Revenues                                      $       5,766     $        5,086    $       15,390     $       17,071
Cost of revenues                                      2,455              2,823             7,184              7,565
                                              --------------    ---------------   ---------------    ---------------
Gross Profit                                          3,311              2,263             8,206              9,506
                                              --------------    ---------------   ---------------    ---------------

Operating Expenses
Research and development                                792                554             2,328              2,087
Sales and marketing                                     421                650             1,387              1,733
General and administrative                              971                894             2,530              2,407
Depreciation and amortization                           436                318               980              1,317
                                              --------------    ---------------   ---------------    ---------------
Total Operating Expenses                              2,620              2,416             7,225              7,544
                                              --------------    ---------------   ---------------    ---------------

Operating income / (loss)                               691               (153)              981              1,962
                                              --------------    ---------------   ---------------    ---------------

Other Income (Expense)
Other, net                                                2                (12)               20                 (9)
Interest                                                (30)               (38)              (88)              (106)
Gain/(loss) on disposal of fixed assets                   4                 (3)              308                 (3)
                                              --------------    ---------------   ---------------    ---------------
Total other income (expense), net                       (24)               (53)              240               (118)
                                              --------------    ---------------   ---------------    ---------------

Pretax income . (loss)                                  667               (206)            1,221              1,844

Provision for income taxes                              165                  -               350                179

                                              --------------    ---------------   ---------------    ---------------
Net income / (loss)                                     502               (206)              871              1,665

Foreign currency translation loss                       (32)               (70)              (89)               (32)
                                              --------------    ---------------   ---------------    ---------------
Comprehensive income / (loss)                 $         470     $         (276)   $          782     $        1,633
                                              ==============    ===============   ===============    ===============

Income /(Loss) per share attributed to
common stockholders
 - basic and fully diluted                    $       0.015     $       (0.006)   $        0.026     $        0.053
Weighted average number of shares of
common stock outstanding
 - basic and diluted                             34,101,167         32,500,000        33,091,736         31,275,889

The accompanying notes are an integral part of these financial statements.

                              Aftersoft Group, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                       For the Nine months Ended March 31,
                                                                       -----------------------------------
                                                                             2006                 2005
Operating Activities:                                                    (Unaudited)          (Unaudited)
                                                                        ---------------   ---------------
Net income                                                              $          871    $         1,665
Adjustments to net income
   Depreciation and amortization                                                   980              1,317
   Gain on disposal of fixed assets                                               (308)                 3
   Changes in assets and liabilities (net of the effect of
acquisition):
     Trade accounts receivable                                                    (496)               269
     Inventories                                                                   137                 77
     Prepaid expenses and other assets                                             (59)              (345)
     Accounts payable                                                              (85)               130
     Taxes payable                                                                 352                179
     Deferred revenue                                                             (369)            (4,143)
     Accrued expenses and other liabilities                                        264                699
                                                                        ---------------   ---------------
Net cash provided by (used in) operating activities                              1,287               (149)
                                                                        ---------------   ---------------
Investing Activities:
   Cash acquired in acquisition                                                      -                490
   Purchase of property and equipment                                              (41)              (343)
   Property and equipment sale proceeds                                            308                  -
   Capitalized software development costs                                         (187)              (247)
                                                                        ---------------   ---------------
Net cash provided by (used in) investing activities                                 80               (100)
                                                                        ---------------   ---------------
Financing Activities:
   Proceeds from related party                                                     327              1,147
   Payment on long-term debt                                                      (999)              (698)
   Payment to related party                                                       (219)                 -
                                                                        ---------------   ---------------
Net cash provided by (used in) financing activities                               (890)               449
                                                                        ---------------   ---------------
  Effect of exchange rate changes                                                  (91)               (19)
                                                                        ---------------   ---------------
   Net change in cash                                                              386                181
   Cash, beginning of period                                                       194                  7
                                                                        ---------------   ---------------
   Cash, end of period                                                  $          580    $           188
                                                                        ===============   ===============

The accompanying notes are an integral part of these financial statements.

                         Aftersoft Group, Inc.
                 Consolidated Statements of Cash Flows
                             (In thousands)

                              (Continued)
                                                                             For the Nine months Ended March
                                                                                           31,
                                                                            --------------------------------
                                                                                 2006              2005
                                                                              (Unaudited)       (Unaudited)
                                                                            ---------------    -------------

Supplemental disclosures of cash flow information Cash paid during the period for:
        Interest                                                            $            88    $        106
        Income taxes                                                        $             0    $          0

   Non cash investing and financing transactions during the period for:
     Settlement of note receivable                                          $           510    $          -
     Shares issued for CarParts Technologies, Inc. acquisition

        Cash                                                                                   $        490

        Other current assets                                                                          1,132

        Property and equipment                                                                          140

        Other long-term assets                                                                           37
        Other current liabilities                                                                    (3,264)

        Deferred income                                                                              (4,872)

        Long-term debt                                                                               (1,151)

        Other long-term liabilities                                                                    (487)

        Goodwill                                                                                     14,549

        Amortizable Intangibles                                                                       5,300
                                                                                               -------------

                                                                                               $      11,874
                                                                                               =============

The accompanying notes are an integral part of these financial statements.

                              AFTERSOFT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  For the Periods Ended March 31, 2006 and 2005

NOTE 1. Management's Representation

The consolidated financial statements included herein have been prepared by Aftersoft Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2005.

NOTE 2. Nature of Business

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of Auto Data Network, Inc. ("ADN, Inc."), which owns approximately 95% of the outstanding common stock.

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through subsidiaries with operations in Europe and North America. MAM Software Limited is the leading supplier of software to the automotive parts market in the U.K. MAM Software consists of MAM Autopart Ltd, MAM AutoCat Ltd. ., which are all based in Sheffield, UK. Aftersoft Licencing Ltd previously Mam Autopart Ltd based at Savannah House in London and Aftersoft Network North America, Inc. AFS Warehouse Distribution Management, Inc. and AFS Tire Management Inc., which are based in San Juan Capistrano, California and AFS Autoservice, Inc., which is based in Allentown PA. Aftersoft Network North America was formerly known as CarParts Technologies Acquisition Corp. and AFS Tire Management was formerly known as CarParts Technologies, Inc. Together these subsidiaries form the second largest supplier of software to the automotive parts market in the U.S.

On December 21, 2005, W3 Group, Inc. ("W3") consummated an Acquisition Agreement ("Agreement") to acquire all of the outstanding shares of common stock of Old Aftersoft Group, Inc. ("Oldco") in exchange for the issuance of 32,500,000 newly issued shares of W3, par value $0.0001 per share (the "Common Stock"), to ADN, Inc., the sole shareholder of Oldco.

Pursuant to the Agreement and as a result of consummation of the Agreement, the existing shareholders of W3 owned 1,601,167 shares, or approximately 4.7% of the 34,101,167 total outstanding shares of the Common Stock and ADN owned 32,500,000 shares or approximately 95.3% of the total outstanding shares. Concurrent with the closing of the transaction, the Board of Directors of W3 appointed three additional directors designated by ADN to serve until the next annual election of directors. In addition, concurrent with the close of the transaction, W3 (1) changed its corporate name from W3 Group, Inc. to Aftersoft Group, Inc., (2) changed its corporate address to California, and replaced the corporate officers.

The acquisition was recorded as a reverse acquisition, whereby the assets and liabilities and 32,500,000 outstanding shares of common stock of Oldco were reported at their historical cost and the 1,601,167 shares of W3 reflected as being issued by the Company on December 21, 2005 as a corporate reorganization. In addition, the results of Oldco for all comparative periods prior to the reverse acquisition are reported as the results of the Company.

The Company operates on a June 30 fiscal year end.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Concentrations of Credit Risk

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2006, the Company did not have any balances in these accounts in excess of the FDIC insurance limits.

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

No customer accounted for more than 10% of the Company's revenues during the three- and nine-month periods ended March 31, 2006 and 2005.

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

Geographic Concentrations

The Company conducts business in the United States, Canada, and the United Kingdom ("UK"). From customers headquartered in their respective countries, the Company derived 1% of its revenues from Canada, 29% of its revenues from the United States and 70% from its UK operations during the three months ended March 31, 2006 compared to 1% from Canada, 32% from the United States and 67% from the UK for the three months ended March 31, 2005. For the nine months ended March 31,2006, the Company derived 1% of its revenues from Canada, 32% of its revenues from the United States and 67% from its UK operations compared to 1% from Canada, 43% from the United States and 56% from the UK for the nine months ended March 31, 2005. At March 31, 2006, the Company maintains 81% of its net property and equipment in the UK with the remaining 19% in North America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company's management include, but are not limited to, the collectibility of accounts receivable, realizability of inventories, the recoverability of long-lived assets and valuation of deferred tax assets. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company's consolidated financial instruments consist of cash, accounts receivable, related party loans, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments classified as current approximate their fair values as of March 31, 2006 due to their short-term maturities. The difference between the fair value and recorded values of the related party loans and long-debt are not significant due to the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company's non-current instruments.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income/loss of the Company.

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


SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its goodwill existed at March 31, 2006. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of goodwill in the future.

Long-Lived Assets

The Company's management assesses the recoverability of other long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2006 the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Accordingly, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectibility is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In accordance with SOP 98-9, the Company accounts for delivered elements in accordance with the residual method when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

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

Advertising Expense

The Company expenses advertising costs as incurred. For the nine months ended March 31, 2006 and 2005, advertising expense totaled $29,000 and $29,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiary are translated into U.S. dollars at the quarter end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders' equity, which totaled $(89,000) and $(32,000) for the nine months ended March 31, 2006 and 2005, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the nine months ended March 31, 2006 and 2005, the components of comprehensive income (loss) consist of foreign currency translation gains (losses).

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instrument used. Statement 123 (R) covers a wide range of share based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123 and supersedes APB25. The Company will be required to apply Statement 123(R) in 2006. The Company does not believe the adoption of Statement 123(R) will have a significant impact on the Company's overall results of operations or financial position as it has no stock based payments as of December 31, 2005.

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

NOTE 3. Note Receivable

The Company transferred its note receivable with a related party known as MAM North America, Inc. in the amount of $510,000, to ADN, Inc. ADN, Inc. has agreed to accept the assignment of all the issued shares of MAM North America, Inc. from the Company and to repay the $510,000 note receivable on October 1, 2005 by allowing the Company to reduce its balance of loans due to ADN, Inc. Furthermore, MAM North America has indemnified MAM UK against all past or current liabilities.

From time to time ADN, Inc. advances funds to the Company. Such advances are non interest bearing and currently have no specific due date. ADN, Inc. has indicated that it will not make any demands on this balance prior to April 1, 2007; as a result, the Company has classified this loan as a long-term liability.

NOTE 4. Commitments and Contingencies

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

The Company has been informed of a verdict against it in a litigation in the Court of Common Please of Allegheny County, Pennsylvania, in favor of Aidan McKenna totaling $3,555,000, which it intends to vigorously appeal. The Company filed a claim against McKenna for $1,000,000 for breach of contract alleging that McKenna continued to conduct business in the Open Webs Corporation in violation of the asset purchase agreement. The Company has made a provision of $1,650,000 in its legal expense accrual account to cover the cost of any verdict with respect to this litigation as of March 31, 2006.

Homann Tire LTD Vs. CarParts Technologies filed a complaint against the Company in California District Court on August 11, 2005 regarding the Company's obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002 (the "Agreement"). Homann alleges breach of contract, breach of warranty and intentional and negligent misrepresentation. The Company maintains the complaint is without merit.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers' contracts the Company indemnifies the customer that the software provided does not violate any US patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated.balance sheet.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of the Company's consolidated financial condition and results of operations should be read in conjunction with the audited historical consolidated financial statements and the notes accompanying those statements. The results described below are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on the Company's current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. The Company undertakes no obligation beyond what is required under applicable securities law to publicly update or revise any forward looking statement to reflect current or future events or circumstances, including those set forth herein.

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

The Company acquired CarParts Technologies on August 6, 2004 to increase its presence in the North American market as well as to provide an operational foundation to penetrate its parts store software, from its subsidiary MAM Limited into the North American market.

At the end of fiscal year 2004, the Company decided to discontinue the sales efforts of its software application focused on the tire distribution market temporarily. The Company decided to reengineer two of its other products with the necessary tire distributor functionality, over time, while it targeted select areas of the tire distribution market. This change in focus was expected to create a decrease in revenues during this reengineering period as well as increase the overall profitability of the Company through a reduction of cost of revenue and operational expenses. The Company did expect an initial increase in revenues associated with this product due to the large balance it maintained in deferred revenues as these revenues were recognized over the first six months of fiscal year 2005.

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

For the three months ended March 31, 2006 and 2005

Key Components of Results of Operations

Total Revenues. Total revenues for three months ended March 31, 2006, increased by approximately $680,000, or 13.4%, compared to the three months ended March 31, 2005. The increase in revenue was mostly generated in the UK subsidiaries with additional sales across the software portfolio due to increased marketing effort.

Total Cost of Revenues. Total cost of revenues for the three months ended March 31, 2006, decreased by approximately $368,000 or 13%, compared to the three months ended March 31, 2005. This decreased despite higher revenues for the period as a result of a reduction in professional services staff. Additionally, the Company consolidated the staff to enable the them to handle the deployment of multiple product lines.


For the reasons noted above, total gross profit increased by $1.048 million, or 46.3% for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005.

Operating Expenses. The following table sets forth, for the periods indicated, the Company's operating expenses and the variance thereof.


                                                     For The Three Months Ended March 31,
                                            -----------------------------------------------------
                                              2006         2005         Variance $     Variance %
                                            ---------    --------     ------------   ------------
                                            (In thousands $)
Research and development                    $     792    $    554     $       238          (43%)

Sales and marketing                               421         650            (229)         (35%)

General and administrative                        971         894              77          8.6%

Depreciation and amortization                     436         318             118          (37%)
                                            ---------    --------     ------------

Total Operating Expenses                    $   2,620    $  2,416     $       204         (8.4%)
                                            ---------    --------     ------------

Operating Expenses increased by $204,000 for the three months ended March 31, 2006 compared with the three months ended March 31, 2005. This is due to the following:

Research and Development Expenses. Increased due to the costs associated with development of the Trader System and software updates.

Sales and Marketing. Increased as a result of higher business activity in the period.

Depreciation and Amortization. Depreciation and amortization expenses increased due to the purchase of various fixed assets during the last six months of the 2005 fiscal year.

Interest Expense. Interest expense decreased by $8,000, or 21%, compared to the three months ended March 31, 2005. This decrease was a result of the reduction of long-term debt between fiscal year 2005 and fiscal year 2006.

Net Income. As a result of the above, the Company realized net income $502,000 for the three months ended March 31, 2006, compared with $(206,000) for the three months ended March 31, 2005, an increase of $708,000.

For the nine months ended March 31, 2006 and 2005

Key Components of Results of Operations

Total Revenues. Total revenues for the nine months ended March 31, 2006 decreased by approximately $1.7 million, or 9.8%, compared to the nine months ended March 31, 2005. The decrease in revenues was due to the temporary discontinuation of the sales efforts of its software application focused on the tire distribution market. Management decided to target this market with its other software products to which the tire functionality has been added.

Total Cost of Revenues. Total cost of revenues for the nine months ended March 31, 2006, decreased by approximately $381,000, or 5%, compared with the nine months ended March 31, 2005. This decrease was a result of lower revenues for the period as well as a reduction in Professional services staff. Additionally, the company consolidated the team to enable them to be able to handle the deployment of multiple product lines.

For the reasons noted above, total gross profit decreased by $1.3 million, or 13.6% for the nine months ended March 31, 2006 as compared with the nine months ended March 31, 2005.

Operating Expenses. The following table sets forth, for the periods indicated, the Company's operating expenses and the variance thereof.

                                               For The Nine months Ended March 31,
                                            ----------------------------------------------------------
                                               2006         2005          Variance $       Variance %
                                            ---------    ---------     --------------    -------------
                                            In thousands $
Research and development                    $  2,328     $   2,087     $          241          11.5%

Sales and marketing                            1,387         1,733               (346)          (20%)

General and administrative                     2,530         2,407                123           5.1%

Depreciation and amortization                    980         1,317               (337)        (25.6%)
                                            ---------    ----------    ---------------

Total Operating Expenses                    $  7,225     $   7,544     $          (319)        (4.2%)
                                            ---------    ----------    ---------------

Operating expenses decreased by $ 319,000 for the nine months ended March 31, 2006 compared with the nine months ended March 31, 2005. This is due to the following:

Research and Development Expenses. Increased in the period by $241,000 due to costs related to new product and updates.

Sales and Marketing Expenses. This decrease of $346,000 was a result of the reduction of the sales force focused on selling into the tire segment and the increase in the use of distributors to sell its products. Additionally, the Company realigned its sales force to more efficiently target the North American market.

General and Administrative Expenses. This increased 5.1% but there has been a streamlining of the administrative staff earlier in the year and a general reduction in operating expenses through business streamlining and expense analysis.

Depreciation and Amortization. Depreciation and amortization expenses declined due to a complete amortization of the backlog portion of Aftersoft Network North America intangible asset in fiscal year 2005.

Interest Expense. Interest expense decreased by $18,000, or 17%, compared to the nine months ended March 31, 2005. This decrease was a result of the reduction of long-term debt between fiscal year 2005 and fiscal year 2006.

Gain on Disposal of Fixed Assets. The Company made a $308,000 gain on sale of surplus office and computer equipment during the nine months ended March 31, 2006.

Net Income. As a result of the above factors, the Company realized a net income of $871,000 for the nine months ended March 31, 2006, compared with a net income of $1.67 million for the nine months ended March 31, 2005, a decrease of $794,000 or 47%.

Liquidity and Capital Resources

The Company does not have outside sources of finance and will need to raise funds from existing stockholders or the capital markets to maintain its development plans. If it should encounter any unforeseen problems, the Company will review its budget and adjust the scheduling and costs of the development programs accordingly to allow the Company to operate until sufficient long term funding is achieved. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop, new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.

The Company realized positive cash flows from operations of $1,287,000 for the nine months ended March 31, 2006. The positive cash flow was generated primarily by the Company's net income increased by depreciation and amortization. The Company had positive cash flows from investing activities of $80,000 for the nine months ended March 31, 2006 compared with cash flows of $(100,000) in 2005, a change of $180,000. This change is mainly due to the $308,000 of cash obtained by proceeds from sale of property and equipment of $308,000 in the 2006 fiscal year. The Company incurred negative cash flows in financing activities of $890,000 for the nine months ended March 31, 2006 compared with positive cash flows of $449,000 in 2005. This decrease is mainly due to a reduction of principal on both its long term liabilities and its borrowings from its related party, Auto Data Networks.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer carried out an evaluation of the effectiveness and operation of the Company's disclosure controls and procedures. They have concluded after evaluating the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006, that as of such date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them by others.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the three months ended March 31, 2006.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings
Inapplicable

Item 2. Unregistered Sales of Equity Securities
None

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

32.1  Certification Pursuant to 18 U.S.C. ss.1350 of Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Aftersoft Group, Inc.


                                        By /s/ Ian Warwick
                                          --------------------------------------
                                               Ian Warwick
                                               Chief Executive and President

Date:   May 17, 2006