Form 10KSB
period 2006-06-30
Aftersoft Group
filed 2006-10-13
CIK 832488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006
                        Commission file number 000-27083

                              Aftersoft Group, Inc.
                 (Name of Small Business Issuer in its charter)

            Delaware                                         84-1108035
  (State or other jurisdiction                            (I.R.S. Employer
       of incorporation)                                 Identification No.)

                    Savannah House, 11-12 Charles II Street,
                         London, UK SW1Y 4QU (Address of
                          principal executive offices)

     Registrant's telephone number, including area code: 011 44 207 451 2468

   Securities registered under Section 12(b) or 12(g) of the Exchange Act None

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes |_| No |X|

The issuer's revenues for the most recent fiscal year was $19,261,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliated based on the average bid and asked price of the issuer's common equity as of September 30, 2006 was $2,485,400.

The issuer has 63,071,167 shares of common stock outstanding as of September 30, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format:  Yes |_|  No |X|

                                Table of Contents

Part I

Item 1.           Description of Business
Item 2.           Description of Property
Item 3.           Legal Proceedings
Item 4            Submission of Matters to a Vote of Securities Holders


Part II

Item 5.           Market for Common Equity, Related Stockholder Matters and Small Business Issuer
                  Purchases of Equity Securities
Item 6.           Management Discussion and Analysis or Plan of Operation
Item 7.           Financial Statements
Item 8.           Changes In and Disagreements with Accountants on Accounting and Financial
                  Disclosure
Item 8A.          Controls and Procedures
Item 8B.          Other Information


Part III

Item 9.           Directors and Executive Officers of the Registrant
Item 10.          Executive Compensation
Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters
Item 12.          Certain Relationships and Related Transactions
Item 13.          Exhibits
Item 14.          Principal Accountant Fees and Services

                                     PART I


Item 1.           Description of Business

Unless the context indicates or requires otherwise, (i) the term "Aftersoft" refers to Aftersoft Group, Inc. and its principal operating subsidiaries; (ii) the term "MAM Software" refers to MAM Software Limited and its operating subsidiaries; (iii) the term "AFS" refers to Aftersoft Network N.A., Inc. and its operating subsidiaries;(iv) the term "EXP Dealer Software" refers to EXP Dealer Software Limited and its operating subsidiaries; and (v) the terms "we," "our," "ours," "us" and the "Company" refer collectively to Aftersoft Group.


                                   Our Company

Aftersoft Group, Inc. is a leading provider of software, information and services to the automotive aftermarket in the U.S., UK and Canada. The automotive aftermarket consists of businesses associated with the life cycle of a motor vehicle--from when the original manufacturer's warranty expires to when the vehicle is scrapped. The market includes the parts, tires and auto services required to maintain and improve the performance or appeal of a vehicle throughout its useful life.

The Company services the automotive aftermarket with business management systems, information products and online services that its customers use to manage their critical day-to-day business operations through automated point-of-sale, inventory management, purchasing, general accounting and customer relationship management.

Our customer base consists of wholesale parts and tire distributors, retailers, franchisees, cooperatives, auto service chains and single location auto service businesses with high customer service expectations and complex commercial relationships.

The Company's revenues are derived from the following:

      o Business management systems comprised of proprietary software applications, implementation and training; and

      o Subscription-based services, including software support and maintenance, information (content) products and online services.

                                   Background

Aftersoft was formed in December 2005 in a reverse acquisition by W3 Group, Inc. ("W3"). W3 was incorporated in February 1988 in Colorado and changed its state of incorporation to Delaware in May 2003. On December 21, 2005, the Company consummated an Acquisition Agreement (the "Agreement") among W3, Aftersoft and Auto Data Network, Inc. ("ADN") in which W3 acquired all of the outstanding shares of Aftersoft in exchange for issuing 32,500,000 shares of W3, par value $0.0001 per share (the "Common Stock"), to ADN, the sole shareholder of the Company. At the time of the acquisition, W3 had no business operations. Concurrent with the acquisition, W3 changed its name to Aftersoft Group, Inc. and replaced the Company's corporate officers. The Board of Directors of the Company appointed three additional directors designated by ADN to serve until the next annual election of directors. As a result of the acquisition, former W3 shareholders owned 1,601,167, or 4.7% of the 34,101,167 total outstanding shares of Common Stock and ADN owned 32,500,000 or 95.3% of the Company's Common Stock. On August 25, 2006 the Company's wholly owned subsidiary Aftersoft Dealer Software Limited ("Aftersoft Dealer Software") acquired 100% of the outstanding shares of EXP Dealer Software Limited ("EXP Dealer Software") from ADN in exchange for issuing 28,000,000 shares of Common Stock to ADN. EXP Dealer Software specializes in software systems and products designed for auto dealer management systems in the UK market.

The Company conducts its business through its wholly owned subsidiaries: MAM Software Limited ("MAM Software") in the UK and Aftersoft Network N.A., Inc. ("AFS") in the U.S.

MAM Software

MAM Software is the largest provider of software to the automotive aftermarket in the UK. MAM Software specializes in providing reliable and competitive business management solutions to the motor factoring (jobber), retailing, and wholesale distribution sectors. It also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry. All MAM Software programs are based on the Microsoft Windows family of operating systems. Each program is fully compatible with the other applications in their range, enabling them to be combined to create a fully integrated package. MAM Software is comprised of three wholly owned subsidiaries based in Sheffield, UK:
MAM Autopart Limited, MAM AutoCat Limited and MAM Autowork Limited.

AFS

AFS develops open business automation and distribution channel eCommerce systems for the automotive aftermarket supply chain. These systems are used by more than 3,000 leading aftermarket outlets, including tier one manufacturers, program groups, warehouse distributors, tire and service chains and independent installers. AFS products and services enable companies to generate new sales, operate more cost efficiently, accelerate inventory turns and maintain stronger relationships with suppliers and customers. AFS is comprised of three wholly owned subsidiaries: AFS Warehouse Distribution Management, Inc. and AFS Tire Management, Inc., which are both based in Dana Point, California, and AFS Autoservice, Inc., which is based in Allentown, Pennsylvania. Together, these three subsidiaries are the second-largest provider of software to the automotive aftermarket in the U.S. AFS Tire Management, Inc. was formerly known as CarParts Technologies, Inc.


                                Industry Overview

The Company aims to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

In the U.S., the automotive aftermarket generated $267.6 billion in sales in 2005, an annualized growth rate of 5% over 2004 and the largest increase since 2000, according to the Automotive Aftermarket Industry Association (AAIA). In the UK, it cost approximately $27 billion a year to maintain Britain's 30 million vehicles, according to a 2004 report by the UK Department of Trade and Industry. Longer warranties defer the start of aftermarket revenue, except for running spares and service parts, accident damage, and optional add-ons like security, entertainment and customization. Sales of new vehicles in Britain amount to $42 billion each year. Maintaining those 30 million vehicles, however, gives rise to the annual $27 billion aftermarket, comprised of $25 billion in spare parts and fitting charges and $2 billion in inspection revenues.

The Company believes that growth in the automotive aftermarket will continue to be driven by the following factors: o gradual growth in the aggregate number of vehicles in use;

      o     an increase in the average age of vehicles in operation;

      o     fewer new vehicles being purchased due to a slowdown in the economy;

      o     growth in the total number of miles driven per vehicle per year; and

      o     increased vehicle complexity.

                              Products and Services

Meeting the needs of the automotive aftermarket requires a combination of business management systems, information products and online services that combine to deliver benefits for all parties involved in the timely repair of a vehicle. The Company provides systems and services that meet these needs and help its customers to meet their customers' expectations. These products and services include:

      1. business management systems comprised of the Company's proprietary software applications, implementation and training and third-party hardware and peripherals;

      2. information products such as an accessible catalog database related to parts, tires, labor estimates, scheduled maintenance, repair information, technical service bulletins, pricing and product features and benefits that are used by the different participants in the automotive aftermarket;

      3. online services and products that provide online connectivity between manufacturers, warehouse distributors, retailers and automotive service providers. These products enable electronic data interchange throughout the automotive aftermarket supply chain between the different trading partners. They also enable procurement and business services to be projected over the Web to an expanded business audience; and

      4. customer support and consulting services that provide phone and online support, implementation and training.

1. Business Management Systems

AFS's business management systems meet the needs of warehouse distributors, part stores and automotive service providers as follows:

         Warehouse Distributors

o AFS Warehouse Distribution Management, Inc.: DirectStep. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system. AFS Warehouse provides distributors a complete business management system for inventory management, customer maintenance, accounting, purchasing and business analytics. The products enable online trading and services including price and product information updating integrated with AFS Autoservice, Inc.'s Autopart and VAST products, which are used by parts stores and automotive service providers.

         Parts Stores

o AFS Autoservice, Inc.: Autopart. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point-of-sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. It also allows the parts stores to connect with automotive service providers through AFS Autoservice's online services.

         Automotive Service Providers

o AFS Autoservice, Inc.: VAST. This product is designed for and targeted at large- to medium-size automotive service chains that seek to manage multiple locations and inventories for a regional area is also suited to managing single location stores that are part of a franchise or a buying group. VAST provides point-of-sale, inventory management, electronic purchasing and customer relationship management capabilities. It also allows the automotive service providers to connect with parts and tires warehouse distributors and parts stores through AFS's online services and products.

o AFS Autoservice, Inc.: Autowork. This product is designed for and targeted at small single store automotive installers. The Autowork product provides estimate, job card, parts procurement and invoice capabilities. It also allows the automotive installer to connect with parts distributors through the company's online services and products.

o AFS Autoservice, Inc.: Autopart. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point-of-sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. An Autopart PDA module is also available to allow field sales personnel to record sales activity in real time on handheld devices while on the road. The PDA module also allows the sales representative to maintain their stock and synchronize in real time while traveling or later locally with Autopart directly. It also allows parts stores to connect with automotive service providers through AFS Autoservice's online services.

In addition to the above principal products, AFS also services, maintains and provides upgrades for, but does not actively sell, three additional products for its aftermarket customers. These products--ASP, BDG and Tradera--track inventory, perform accounting functions and execute point-of-sale operations such as invoicing and billing.

2. Information Products

The Company provides product catalog and vehicle repair information required to enable point-of-sale transactions. These proprietary database products and services generate recurring revenues through monthly or annual subscription fees.

MAM Software develops and maintains proprietary information products that differentiate its products from those of the majority of its competitors in the UK. In the U.S. and Canada, AFS develops and maintains a proprietary workflow capability that integrates information products sourced from its suppliers to its automotive parts and tire customers, including warehouse distributors, parts stores and automotive service providers.

MAM AutoCat Limited: AutoCat. MAM Software's principal information service is AutoCat, which provides access to a database of over 9 million unique automobile vehicle applications for approximately 500,000 automotive parts product lines in the UK market. Business systems software used by the warehouse distributor, parts store and auto service provider enable the user to access information about parts quickly and accurately. MAM Software charges an monthly or annual subscription fee for its information products and provides customers with periodic updates via compact discs. In the UK, there are approximately 1,300 aftermarket company subscribers to our information products.

In addition, information products developed or resold by AFS include Interchange Catalog, a database that provides cross references of original equipment manufacturer part numbers to aftermarket manufacturer part numbers; Price Updating, a service that provides electronic price updates following a price change by the part manufacturer; Labor Guide, a database used by automotive service providers to estimate labor hours for purposes of providing written estimates of repair costs to customers; Scheduled Service Intervals, a database of maintenance intervals; and Tire Sizing, a database that cross-references various tire products and applications.

3. Online Services

Both AFS and MAM Software offer online e-commerce services in the form of system-to-system and web browser implementations. These online services connect the automotive aftermarket from manufacturers through warehouse distributors and parts stores to automotive service providers for the purpose of purchasing parts and tires, fleet and national account transaction processing and online product price information.

OpenWebs(TM) e-Commerce Gateway Services. In the U.S. and Canada, AFS's e-Commerce gateway services use automotive industry standard messaging specifications to deliver online services that connect the automotive aftermarket supply chain for the purpose of purchasing parts and tires, fleet and national account transaction processing, online product and price updating for parts and tires.

OpenWebs(TM) e-Commerce Browser Services. In the U.S. and Canada, AFS's e-Commerce browser services enable warehouse distributors and parts stores to provide an online service to automotive service providers for the purpose of purchasing ofparts and tires, accessing account information and other browser-based channel management services.

MAM Autowork, Limited: Autonet. In the UK, MAM Software's Autonet online services connect manufacturers, warehouse distributors, parts stores and automotive service providers for the purpose of purchasing of parts and tires, fleet and national account transaction processing and product information and price distribution.

MAM AutoCat, Limited: AutoCat+. MAM Software's UK product information database is available for access and distribution as a Web-driven service called AutoCat+ in which the database and access software have been enhanced to enable service professionals to look up automotive products for themselves, view diagrams and select the parts for their vehicle. This enhanced version of the AutoCat product is used by parts stores and the professional installer segments of the automotive parts aftermarket in the UK. AFS resells a similar online service in the U.S. and Canada called VAST.

4. Customer Support, Consulting and Training

We provide comprehensive support, consulting and training to our customers to ensure the successful use of our products and services. We believe this extra level of commitment and service builds customer relationships, enhances customer satisfaction and maximizes customer retention. These services consist of the following:

o Phone and online support. Customers can call dedicated support lines to speak with knowledgeable personnel who provide support and perform on-line problem solving as required.

o Implementation, education and training consulting. Our consulting and training teams work together to minimize the disruption to a customer's business during the implementation process of a new system and to maximize the customer's benefit from the use of the system through training.

AFS and MAM Software companies also provide a customer-only section on their intranet sites that allows customers direct access to newsgroups, on-line documentation and information related to products and services. New customers enter into support agreements, and most retain such service agreements for as long as they own the system. Monthly fees vary with the number of locations and the software modules, information products and online services subscribed to. The agreements are generally month-to-month agreements. We offer training at both AFS and MAM Software's facilities, the customer's facilities and online for product updates or to introduce specific new capabilities.

The MAM Software's UK catalog information product and other information services are delivered by its AutoCat team. The AutoCat team sources, standardizes and formats data collected in an electronic format from over 130 automotive parts manufacturers. MAM Software provides this data to its customers in a variety of formats. MAM Software previously produced catalog updates on compact discs approximately four times a year from its facilities in Wareham, England, but has recently updated the system to AutoCat+, which allows customers to subscribe to receive online updates via the Internet.

                                  Distribution

There are two primary vertical distribution channels for aftermarket parts and tire distribution: the traditional wholesale channel and the retail channel.

Automotive Aftermarket Distribution Channels

      o Traditional Wholesale Channel. The wholesale channel is the predominant distribution channel in the automotive aftermarket. It is characterized by the distribution of parts from the manufacturer to a warehouse distributor, to parts stores and then to automotive service providers. Warehouse distributors sell to automotive service providers through parts stores, which are positioned geographically near the automotive service providers they serve. This distribution method provides for the rapid distribution of parts. The Company has products and services that meet the needs of the warehouse distributors, parts stores and the automotive service providers.

      o Retail Channel. The retail channel is comprised of large specialty retailers, small independent parts stores and regional chains that sell to "do-it-yourself" customers. Larger specialty retailers, such as Advance Discount Auto Parts, AutoZone, Inc., O'Reilly Automotive, Inc. and CSK Auto Corporation carry a greater number of parts and accessories at more attractive prices than smaller retail outlets and are gaining market share. The business management systems used in this channel are custom developed by the large specialty retailers and for the small to medium businesses purchased from business systems providers. The Company has products and services that support the retail channel.

In addition to these two primary channels, some aftermarket parts and tires end up being distributed to new car dealers. The business management systems used in this channel have unique functionality specific to new car dealerships. The Company sells a small number of products into the auto service provider side of car dealerships. Aftermarket wholesalers of parts and tires provide online purchasing capabilities to some new car dealerships.

                               Product Development

Our goal is to add value to our customers' businesses through products and services designed to create optimal efficiency. To accomplish our goal, our product development strategy consists of the following three key components:

      o Integrating all of our products so that our software solutions work together seamlessly, thereby eliminating the need to switch between applications;

      o Enhancing our current products and services to support our changing customer needs; and

      o Providing a migration path to our business management systems, reducing a fear that many customers have that changing systems will disrupt businesses.

                               Sales and Marketing

The Company's sales and marketing strategy is to acquire customers and retain them, to cross sell and up-sell to its customers a range of commercially compelling business management systems, information products and online services.

Within the parts, tire and auto service provider segments, each division sells and markets through a combination of field sales, inside sales, and independent representatives. The Company seeks to partner with large customers or buying groups and leverage their relationships with their customers or members. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Outside sales representatives focus primarily on identifying and selling to new customers complemented by an inside sales focus on selling upgrades and new software applications to its installed customer base.

The Company's marketing approach aims to leverage its reputation for customer satisfaction and for delivering systems, information and services that improve a customer's commercial results. The goal of these initiatives is to maximize customer retention and recurring revenues, to enhance the productivity of the field sales team, and to create the cross-selling and up-selling opportunities for its systems, information products and online services.

AFS also has agreements with eight software distributors in North America to sell its products. We pay distributors a percentage for each software package they sell. The client pays the distributor directly for any professional services rendered to deploy the software. This is becoming a less important part of AFS's sales strategy as our in-house sales representatives generate most of our sales.

                            Research and Development

The Company spent approximately $3.09 million in fiscal 2006 on research and development, with approximately $1.96 million spent by AFS and $1.13 million by MAM Software. In fiscal 2005, the Company spent approximately $2.67 million on research and development, with $2.09 million spent by AFS and $580,000 by MAM Software.

                              Patent and Trademark

MAM Software holds a UK trademark for its Autonet product.

                                    Customers

For its fiscal year ended June 30, 2006, no single customer accounted for more than 10% of the Company's total revenues. Our top ten customers accounted for 20% of total revenues. Some of the AFS's top customers in North America include Autopart International, Monro Muffler Brake, Fountain Tire and U.S. Tire and Exhaust. In the UK market, MAM Software's top customers include Unipart Automotive, Motoserv, Sutton Autofactors, Euro Car Parts and Auto Battery Service.

                                   Competition


In the U.S. and Canada, AFS competes primarily with Activant, Inc. and several smaller software companies, including iCarz, Autologue and Wrenchead, Inc. that provide similar products and services to the U.S. automotive aftermarket.

Additionally, an ongoing competitive threat to the Company is custom developed in-house systems, information products and online services. For example, AutoZone, Inc. and Genuine Parts Company's NAPA Parts Group both developed their own business management systems and electronic automotive parts catalogs for their stores and members.

Several large enterprise resource planning and software companies, including Microsoft Corporation, Oracle Corporation and SAP AG have made public announcements regarding the attractiveness of various small and medium enterprise vertical markets and have established new accounts in non-automotive markets. The Company has not competed with any of these larger software and service companies directly to date, however there can be no assurance that those companies will not develop or acquire a competitive product or service in the future.

In the UK, MAM Software competes primarily with Activant, Inc. and several other smaller software companies including EGO and RAMDATA.

                                    Employees

Aftersoft has 171 full-time employees--54 at AFS and 117 at MAM Software--of which 16 are management employees and 155 are in sales, administrative, development or support staff positions.

Of the 54 employees based in the U.S, 16 work in our offices in Dana Point, California (formerly San Juan Capistrano, California); 33 in our offices in Allentown, Pennsylvania; and 5 in-house sales representatives work offsite in other states. MAM Software has 117 employees in the UK comprised of 7 in management and 110 in sales, administrative, development or support positions. Of these employees, 98 work in our offices in Deepcar, Sheffield, including 5 in-house sales representatives; 7 in-house sales representatives 7 in our Northampton office and 6 in our Wareham office as well as an additional 6 in-house sales representatives work offsite in designated regions.

All of our employees have executed customary confidentiality and restrictive covenant agreements.

Item 2.           Description of Property

Our corporate headquarters are Savannah House, 11 Charles II Street, London SW1Y 4QU, UK. Our phone number is 44 207 451 2468. The Company also has offices at 712 Fifth Avenue 19th Floor, New York, New York 10019. The phone number is 646 723 8968. The Company leases approximately 600 square feet at its corporate headquarters and approximately 300 square feet in the New York office.

AFS has headquarters at 34052 La Plaza Drive, Suite 201, Dana Point, California 92675. The phone number is 949 488 8860. It also has an engineering office at 7310 Tilghman Street, Allentown, Pennsylvania 18106. The phone number is 800 803 9762. AFS leases approximately 3,400 square feet at its headquarters at a monthly cost of $7,672 and leases approximately 8,735 square feet at its engineering office at a monthly cost of $9,463.

MAM Software makes use of three offices. It has headquarters at 1 Station Road, Deepcar, Sheffield, S36 2SQ, UK. The phone number is 44 114 283 7135. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, UK. The phone number is 44 160 449 4001. It has another regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, UK. The phone number is 44 192 955 0922. MAM Software leases approximately 17,970 square feet at its headquarters at a monthly cost of $13,884; approximately 1,223 square feet at its Northampton office at a monthly cost of $1,943; and approximately 2,400 square feet at its Wareham office at a monthly cost of $2,558.

Item 3.           Legal Proceedings

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

A judgment in the principal amount of $3,555,000 was entered against CarParts Technologies, Inc. ("CarParts") in the Court of Common Pleas of Allegheny County, Pennsylvania in the matter of Aidan McKenna v. CarParts Technologies, Inc. CarParts is now known as AFS Tire Management, Inc. ("AFS Tire"). AFS Tire is a wholly owned subsidiary of Aftersoft Network N.A, Inc., which, in turn, is a wholly owned subsidiary of the Company.

In September 2006, Mr. McKenna filed another action in the Court of Common Pleas of Allegheny County, Pennsylvania. This new action seeks to enforce Mr. McKenna's previously described judgment against CarParts against several new entities, including AFS Tire Management, Inc., AFS Warehouse Distribution Management, Inc., AFS Autoservice, Inc., Auto Data Network, Inc. and the Company. This new action alleges that all of these entities are liable for payment of the CarParts judgment obtained by Mr. McKenna. The Company denies any such liability and claims, and intends to vigorously defend this new action.

Homann Tire LTD filed a complaint against the Company's subsidiary AFS Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company's obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002. Homann alleges breach of contract, breach of warranty and intentional and negligent misrepresentation. The Company maintains the complaint is without merit. There are scheduled depositions and mediation talks in October and a trial date is set for April 30, 2007.

Item 4.           Submission of Matters to a Vote of Securities Holders

No matters were submitted to the Company's securities holders in the fourth quarter of fiscal 2006.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Our Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol "ASFG.OB". As of September 30, 2006, there were 412 shareholders of record and 63,071,167 shares of Common Stock outstanding, according to information provided by our transfer agent.

The following table shows the range of high and low bids per share of Aftersoft's common stock as reported by the OTCBB for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                   2006                        2005
                                                         --------------------------  --------------------------
                                                            High           Low          High           Low
                                                         ------------  ------------  ------------  ------------
               1st Quarter ended September 30            $      2.06   $       .35   $       .04   $       .03
               2nd Quarter December 31                   $      1.70   $      1.05   $       .06   $       .03
               3rd Quarter ended March 31                $      1.35   $       .65   $       .35   $       .04
               4th Quarter ended June 30                 $      1.15   $       .65   $       .75   $       .03

Prior to December 22, 2005 the Company traded as W3 Group, Inc. under the symbol "WWWT.OB". On May 9, 2005, W3 Group split its stock 1 for 15.

Dividends
The Company has not declared any cash dividends in the last two fiscal years. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company issued 470,000 shares of Common Stock to Brockington Securities in 2006 valued at $499,000 as consideration for consultation services in connection the Company's reorganization. The issuance of shares was exempt from the registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

The Company issued 500,000 shares of Common Stock to Euro Software Services Limited ("Euro Software") in 2006 valued at $530,000 in consideration for 100% of the issued and outstanding shares of Euro Software. The issuance of shares was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

Item 6.           Management Discussion and Analysis or Plan of Operation

Some of the statements contained in this Annual Report on Form 10-KSB, which are not purely historical, are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company's objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business, including those detailed in the "Risk Factors" section. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report.

Overview

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

Aftersoft develops and markets business and supply chain management software solutions to small and medium-size firms in the automotive aftermarket in the U.S and UK. The Company aims to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service. Our customers include parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors. We are currently number two in the U.S. market, which represents a $68 billion market opportunity with approximately 20,000 potential clients. We are the market leader in the UK market, which is an estimated $27 billion market opportunity with approximately 30 million vehicles in circulation.


The Company operates through its subsidiaries: MAM Software Ltd ("MAM Software") and EXP Dealer Software Limited ("EXP Dealer Software") in the UK and Aftersoft Network N.A., Inc. ("AFS") in the U.S. Our companies offer products and services to meet the needs of businesses that manage large and diverse inventories amid complex supply chains and distribution environments, all of which require specialized and sophisticated software services to operate efficiently.


MAM Software is the largest provider of software to the automotive aftermarket in the UK. MAM Software specializes in fully integrated business management solutions for the motor factoring (jobber), retailing, and wholesale distribution sectors. MAM also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry. MAM is comprised of three subsidiaries based in Sheffield, UK: MAM Autopart Limited, MAM AutoCat Limited and MAM Autowork Limited.

AFS develops open business automation and distribution channel eCommerce systems for the automotive aftermarket supply chain in the U.S. and Canada. More than 3,000 leading aftermarket outlets in the U.S. use these systems, including tier one manufacturers, program groups, warehouse distributors, tire and service chains and independent installers. AFS is comprised of three subsidiaries: AFS Warehouse Distribution Management, Inc., AFS Autoservice, Inc. and AFS Tire Management, Inc. AFS Tire Management, Inc. was formerly known as CarParts Technologies, Inc.

Results of Operations

The Company's results of operations for the year ended June 30, 2006 compared with the year ended June 30, 2005 were as follows:

This year, the Company reported revenues of $19,261,000, which is a decrease of 12.7% from $22,062,000 generated in the previous year.

Our gross profit decrease 12,837,000 to 9,515,000, the company forcast this to reverse in 2007 due to the refocusing of its sales operations.

Our research and development expenses increased to $3,089,000 from $2,665,000 in the previous year, due primarily to increased activity developing new products and supporting existing ones.

Sales and marketing expenses decreased to $1,904,000 from $1,970,000 in the previous year. These expenses decreased 3% as a result of employees who left the Company.

General and administrative expenses increased to $4,489,000 from $4,389,000 in the previous year. This year, the Company incurred $1,049,000 in expenses related to reorganization. Without that expense, the Company's general and administrative expenses decreased 32% in fiscal 2006. We expect substantially less expense related to reorganization in fiscal 2007.

Depreciation and amortization expenses decreased to $1,275,000 from $1,421,000 in the previous year as a result of surplus fixed assets that we disposed of this year.

The Company had a loss of $972,000 this year compared with a profit of $1,938,000 in the previous year, mainly because of a drop in revenue at our AFS subsidiary. We attribute this decrease in revenue in large part to a lack of focus by senior members of the management team, who no longer work for the Company. After taking into account the costs associated with reorganization incurred during the year, the Company's net income for the year would be $77,000.

Our stockholders' equity has decreased slightyly $22,758,000 in fiscal 2006 from $22,787,000 in the previous year.


Current Products and Services


Meeting the needs of the automotive aftermarket requires a combination of business management systems, information products and online services that combine to deliver benefits for all parties involved in the timely repair of a vehicle. Our products and services include:

      o Business management systems comprised of our proprietary software applications, implementation and training and third-party hardware and peripherals;

      o Information products such as an accessible catalog database related to parts, tires, labor estimates, scheduled maintenance, repair information, technical service bulletins, pricing and product features and benefits, which are used by the different participants in the automotive aftermarket;

      o Online services and products that connect manufacturers, warehouse distributors, retailers and automotive service providers via the internet. These products enable electronic data interchange throughout the automotive aftermarket supply chain among the different trading partners. They also enable procurement and business services to be projected over the internet to an expanded business audience. Some UK clients use our information products on their own websites and intranets; some clients in North America and the UK use our systems and branded software to obtain relevant and up-to-date information via the internet; and

      o Customer support and consulting services that provide phone and online support, implementation and training.

Need for Technology Solutions

A variety of factors drive the automotive market's need for sophisticated technology solutions, including the following:

Inventory Management. Industry sources suggest that approximately 35% of parts produced are never sold and 30% of parts stocked are never sold. Approximately 25% of parts sold are eventually returned due to insufficient knowledge or capability by either the parts supplier counterman or the auto service provider installer. Clearly, there is substantial inefficiency in the automotive aftermarket supply chain. This inefficiency results in excess inventory carrying costs, logistical costs and the over-production of parts and tires at the manufacturer level. Overcoming these challenges requires the combination of business systems software, information products, and connectivity services we offer.

Competition. In the U.S., the need for technology solutions has been accelerated by the expansion of large specialty parts retailers such as Advance Auto Parts Inc. and large auto service chains like Monro Muffler and Brake Inc. This expansion has driven smaller competitors to computerize or upgrade their existing systems with more modern business management solutions enabled for information products and online services. Many of the systems used by smaller competitors today are older, character-based or systems developed in-house that have a limited ability to integrate current information products and online services.

Volume and Complexity of Information. Businesses in the automotive aftermarket manage large volumes of information from numerous sources with complex inter-relationships. There are over 4.5 million different stock-keeping units
(SKUs) available to parts sellers in the product catalogs used by the U.S. automotive aftermarket. The numbers of SKUs increase in the order of some 5% each year. Moreover, manufacturers update product information and product prices with increasing frequency as they improve their internal processing and try to keep pace with consumer trends. As a result, most automotive aftermarket businesses require sophisticated inventory management systems, accurate and timely information on parts, tires, and repair delivered through online services to communicate, manage and present this volume of data effectively.

Customer Service Requirements. Consumer demand for same-day repair service and the need to optimize thru-put of repair bays forces automotive service providers to demand prompt and accurate delivery of specific parts and tires from their suppliers. Getting the required product promptly depends on all the parties having access to timely information about product price and availability. To meet these demanding customer service requirements successfully, automotive aftermarket participants need business management systems, product information and online services that enable workers to reliably and accurately transact their business between warehouse distributors, parts stores and automotive service providers.

Regional Efficiencies. The use and availability of a combination of business management systems, information products and online services has resulted in the development of regional trading networks among auto service provider chains, stores and warehouse distributors of parts and tires. This enables participants to achieve the efficiencies and customer service levels that are critical to being competitive and successful against the larger retail and service chains in the automotive aftermarket.

Areas of Growth

We believe that there is a clear need for our services and products in the aftermarket segment, which in 2005 grew at an annualized rate of 5% over 2004. We believe that similar levels of demand may be expected in the coming year.

We expect growth in the automotive aftermarket will continue to be driven by:

      o     gradual growth in the aggregate number of vehicles in use;

      o     an increase in the average age of vehicles in operation;

      o fewer new vehicles being purchased due to a slow down in the economy;

      o     growth in the total number of miles driven per vehicle per year; and

      o     increased vehicle complexity.

      Plans for Growth

We see opportunities to expand the breadth of our client base within the automotive industry and diversify into new industries with similarly complex needs. We plan to offer tailored business management and distribution software to the wholesale distributor market and the auto dealer management sector of the automotive industry. We also plan to expand and diversify our client and product mix in the UK to serve the lumber and hardware industries, which we believe have an unmet need for the efficiency offered by our suite of business software solutions and services. Our growth plans include adapting and updating our software products to serve other vertical markets as well as through potential acquisitions.

      Acquisitions: Automotive Dealer Management Services ("DMS")

Management software and services tailored to automotive dealers represents a potential market of $15 billion worldwide with the top 5 suppliers representing less than 15% of this total. As part of the strategy to serve that market, the Company acquired ADN's dealer management business, EXP Dealer Software, as previously announced. On August 25, 2006, the Company's wholly owned subsidiary, Aftersoft Dealer Software acquired 100% of the outstanding shares of EXP Dealer Software from ADN in exchange for the Company issuing 28 million shares of Common Stock to ADN.

EXP Dealer Software is a group of UK-based businesses working within the dealership sector of the automotive market. EXP Dealer Software is based in London and is comprised of three subsidiaries: MMI Automotive, Anka Design and Distal Enterprises. MMI Automotive, which is based in Swindon, provides proprietary software and professional services to dealerships to help increase business efficiency and profitability within these low margin businesses. It presently serves clients such as Ford UK, Honda, Mitsubishi UK and Vauxhall (General Motors). Chester-based Anka Design is a `below the line' advertising and design business serving the automotive and technology sectors. Distal Enterprises is the holding company for MMI Automotive, which contributes the bulk of revenue and profit at this stage. We believe the acquisition of EXP Dealer Software will benefit the Company as it immediately opens up opportunities to cross sell products between MMI Automotive and our existing client base. It also gives us direct access to a dedicated team of advertising and design professionals to support our UK and European marketing efforts.

The Company is considering making additional acquisitions to develop its customer base in other areas, particularly the wholesale distributor marketplace.

      New Market Opportunities: the Lumber and Hardware Market and Additional Territories

We have identified the lumber and hardware as industries that could benefit from the business management and distribution systems developed by MAM Software for its customers in the automotive aftermarket. The market consists of independent lumber and building materials yards, independent hardware retailers, home improvement centers, retail nurseries and garden centers. In the U.S., there are approximately 31,500 small and medium-size businesses that generated $105 billion in revenue in 2005, according to the 2005 annual report by the North American Retail Hardware Association ("NRHA"). The NRHA forecasts compounded annualized growth rate of about 5.75% for the period 2004 through 2009.

We believe that there are many opportunities in other parts of the world where we could sell our technologies and services. We are considering expanding into markets such as South Africa, Australia and India, and may wish to establish operations in partnership with regional businesses to assist us in both the sales and administrative aspects of building a global business.

      Product Development: Wholesale Distributor Markets

MAM Software has recently modified its Autopart product to enable it to serve wholesale distributors of products, including electrical supplies, medical supplies, plumbing, heating and air conditioning, brick, stone and related materials, and industrial supplies, services, machinery and equipment. We aim to tap into a market opportunity in the U.S. created by 31,000 small and medium sized businesses that generate approximately $263 billion in sales annually. In the UK, a similar number of businesses generated revenue of $35.8 billion in 2005.

Strategic Goals

We hope to increase our share of the North American market by (i) expanding our OpenWebs(TM) sales team (ii) increasing the sales and marketing presence of our Autopart product and (iii) focusing on the service station element of the market. In the UK and Europe we expect to continue to grow our market share through (i) an increased marketing presence, (ii) alliances with major manufacturers and national retail chains within the automotive aftermarket while moving our supply chain management software into additional vertical markets. We believe that our successful experience within the automotive market will translate well into other vertical markets that have similarly complex supply chains. By developing specific sales teams with relevant market experience and supporting with them suitable marketing collateral, we believe that within two years these teams will generate significant revenue and earnings.

Development Costs

Our plan of operation in the next twelve months includes a strategy for growth within our existing subsidiaries, integrating the DMS business acquired from ADN in August, expanding into the lumber and hardware industries and potential new territories and adapting existing products to serve the wholesale distributor marketplace in other industries. We estimate that the operational and strategic development plans we've identified will require approximately $10,000,000, which is an increase of approximately 5% over the 2006 fiscal year, excluding depreciation and amortization. We expect to spend approximately $3,000,000 on research and development, $4,600,000 in general and administrative expenses and $2,400,000 on sales and marketing in our growth plan.

Liquidity and Capital Resources

To date, all of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2007. If internal revenues prove not to be sufficient to support our growth plans, we may consider raising additional funds through debt or equity financing. There can be no assurance that such funding will be available on acceptable terms, in timely fashion or even available at all. Should new funds be delayed, we plan to reduce the burden on our current funding to a sustainable level and to tailor our development programs accordingly.

Employees

We anticipate recruiting additional sales teams and professional services personnel at AFS gradually over the next fiscal year as needed. Our projection is based on the availability of revenues to support new hires.

Summary

We have identified a number of opportunities to widen our client base within the automotive industry and beyond to other vertical markets that struggle to manage similarly complex businesses. We are integrating our newly acquired auto dealership management unit, EXP Dealer Software. We plan to expand into the UK's lumber and hardware market, which have an unmet need for solutions to manage their relationships and inventory with greater efficiency. We have entered the wholesale distributor marketplace, which we believe will be well served by our inventory and tracking products and services. We plan to explore potential acquisitions to increase our customer base in that area.

In the next 12 months, we believe we can maximize customer retention by continuing to develop products that streamline and simplify their operations, thereby increasing their profit margin. By supporting our customer's recurring revenues, we expect to continue to build our own revenue stream. While we believe our revenue will support the current business going forward, our plans for growth in the next 12 months will require additional capital to hire sales staff to target new markets effectively and to support expanding operations overall as well as make acquisitions possible.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new markets and introducing new products. Taken together, we anticipate these plans will return value to our shareholders.

RISK FACTORS

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this document and elsewhere, and may adversely affect our business, financial condition or operating results. If any of those risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating the Company's prospects. The material below summarizes certain risks and is not intended to be exhaustive.

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND TO PREDICT OUR FUTURE OPERATING RESULTS.

We were organized in a reverse acquisition of W3 Group, Inc. in December 2005, and therefore have limited historical operations. Our two main subsidiaries, MAM UK Limited and Aftersoft Network N.A., Inc. ("AFS" f/k/a CarParts Technologies, Inc.) have operated since 1984 and 1997, respectively as independent companies under different management until our parent, ADN, acquired MAM Software in April 2003 and AFS in August 2004. We are now integrating a third subsidiary as a result of the recent acquisition of EXP Dealer Software in August 2006. Since our inception, we have been primarily engaged in organizational activities, including developing a strategic operating plan, entering into various collaborative agreements for the development of products and technologies and developing and testing our products.

WE MAY FAIL TO ADDRESS RISKS WE FACE AS A DEVELOPING BUSINESS WHICH COULD ADVERSELY AFFECT THE IMPLEMENTATION OF OUR BUSINESS PLAN.

We are prone to all of the risks inherent in the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by entities at our current stage of development.

To address these risks, we must, among other things,

      o implement and successfully execute our business and marketing strategy;

      o     continue to develop new products and upgrade our existing products;

      o     respond to industry and competitive developments; and

      o     attract, retain, and motivate qualified personnel.

WE MAY NOT BE SUCCESSFUL IN ADDRESSING THESE RISKS. IF WE ARE UNABLE TO DO SO, OUR BUSINESS PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD BE MATERIALLY ADVERSELY AFFECTED.

To achieve profitable operations, we, along with our subsidiaries, must successfully develop, market and sell our products. Our product development efforts may not be successful. The development of new software products is highly uncertain and subject to a number of significant risks. The development cycle--from inception to installing the software for customers--can be lengthy and uncertain. The ability to market the product is unpredictable and may cause delays. Potential products may appear promising at early stages of development, and yet may not reach the market for a number of reasons.

To date, our resources have been substantially dedicated to sales and marketing in addition to ongoing research and development of new and existing products.

An increase in competition from other software manufacturers could have a material adverse effect on our ability to generate revenue and cash flow or continue our market-leading position.

Competition in our industry is intense. Potential competitors in the U.S. and Europe are numerous. Most have substantially greater capital resources, marketing experience, research and development staffs and facilities than us. Our competitors may be able to develop products before us or develop more effective products or market them more effectively which would limit our ability to generate revenue and cash flow. Although currently we have the largest share of the UK market and have the second largest share within the U.S. and North American market, we can make no assurances that we will maintain our position in these markets.

IF WE FAIL TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, OUR TECHNOLOGIES AND PRODUCTS COULD BECOME LESS COMPETITIVE OR OBSOLETE.

The software industry is characterized by rapid and significant technological change. We expect that automotive technology will continue to develop rapidly, and our future success will depend on our ability to develop and maintain a competitive position through technological development

WE DEPEND ON PATENT AND PROPRIETARY RIGHTS TO DEVELOP AND PROTECT OUR TECHNOLOGIES AND PRODUCTS, WHICH RIGHTS MAY NOT OFFER US SUFFICIENT PROTECTION.

The software industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend on our ability to obtain and enforce protection for products that we develop under U.S. and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties.

We also rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques or gain access to our trade secrets or disclose our technology. We may not be able to meaningfully protect our trade secrets which could limit our ability to exclusively produce products.

We require our employees, consultants, and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or collaboration with us. These agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information.

IF WE BECOME SUBJECT TO ADVERSE CLAIMS ALLEGING INFRINGEMENT OF THIRD-PARTY PROPRIETARY RIGHTS, WE MAY INCUR UNANTICIPATED COSTS AND OUR COMPETITIVE POSITION MAY SUFFER.

We are subject to the risk that we are infringing on the proprietary rights of third parties. Although we are not aware of any infringement by our technology on the proprietary rights of others and are not currently subject to any legal proceedings involving claimed infringements, we cannot assure you that we will not be subject to such third-party claims, litigation or indemnity demands and that these claims will not be successful. If a claim or indemnity demand were to be brought against us, it could result in costly litigation or product shipment delays or force us to stop selling such product or providing such services or to enter into royalty or license agreements.

OUR SOFTWARE AND INFORMATION SERVICES COULD CONTAIN DESIGN DEFECTS OR ERRORS WHICH COULD AFFECT OUR REPUTATION, RESULT IN SIGNIFICANT COSTS TO US AND IMPAIR OUR ABILITY TO SELL OUR PRODUCTS

Our software and information services are highly complex and sophisticated and could, from time to time, contain design defects or errors. We cannot assure you that these defects or errors will not delay the release or shipment of our products or, if the defect or error is discovered only after customers have received the products, that these defects or errors will not result in increased costs, litigation, customer attrition, reduced market acceptance of our systems and services or damage to our reputation.

IN THE EVENT OF A FAILURE IN A CUSTOMER'S COMPUTER SYSTEM INSTALLED BY US, A CLAIM FOR DAMAGES MAY BE MADE AGAINST US REGARDLESS OF OUR RESPONSIBILITY FOR THE FAILURE, WHICH COULD EXPOSE US TO LIABILITY.

We provide business management solutions that we believe are critical to the operations of our customers' businesses and provide benefits that may be difficult to quantify. Any failure of a customer's system installed by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect us from liability for damages. Furthermore, there can be no assurance that our insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

THE COMPANY IS A DEFENDANT IN A SUIT IN WHICH THE PLAINTIFF IS SEEKING APPROXIMATELY $3.5 MILLION PLUS INTEREST.

The Company is a defendant in a lawsuit by Mr. Aidan McKenna in which he is seeking to enforce a claim for approximately $3.5 million plus interest. Mr. McKenna has also named a number of the Company's subsidiaries as defendants. The Company is contesting the lawsuit. A judgment adverse to the Company or its subsidiaries could have a material adverse effect on the Company.

IF WE LOSE KEY MANAGEMENT OR OTHER PERSONNEL OUR BUSINESS WILL SUFFER.

We are highly dependent on the principal members of our management staff. We also rely on consultants and advisors to assist us in formulating our development strategy. Our success also depends upon retaining key management and technical personnel, as well as our ability to continue to attract and retain additional highly-qualified personnel. We may not be successful in retaining our current personnel or hiring and retaining qualified personnel in the future. If we lose the services of any of our management staff or key technical personnel, or if we fail to continue to attract qualified personnel, our ability to acquire, develop or sell products would be adversely affected.

OUR MANAGEMENT AND INTERNAL SYSTEMS MIGHT BE INADEQUATE TO HANDLE OUR POTENTIAL GROWTH.

Our success will depend in significant part on the expansion of our operations and the effective management of growth. This growth will place a significant strain on our management and information systems and resources and operational and financial systems and resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively. If our systems, procedures, controls, and resources are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively may harm our ability to institute our business plan.

BECAUSE WE HAVE INTERNATIONAL OPERATIONS, WE WILL BE SUBJECT TO RISKS OF CONDUCTING BUSINESS IN FOREIGN COUNTRIES.

International operations constitute a significant part of our business, and we are subject to the risks of conducting business in foreign countries, including:

      o     difficulty in establishing or managing distribution relationships;

      o different standards for the development, use, packaging and marketing of our products and technologies;

      o our inability to locate qualified local employees, partners, distributors and suppliers;

      o the potential burden of complying with a variety of foreign laws and trade standards; and

      o general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations, and foreign currency risks and fluctuations.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING, WHICH COULD AFFECT OUR ABILITY TO OPERATE AS A GOING CONCERN.

If adequate financing is not available, we may be required to delay, scale back or eliminate some of our research and development programs. Any inability to obtain additional financing, if required, would have a material adverse effect on our ability to continue our operations and implement our plan to expand our business.

WE MAY ENGAGE IN CAPITAL-RAISING ACTIVITIES AND ACQUISITIONS, WHICH WOULD DILUTE YOUR STOCK OWNERSHIP AND COULD AFFECT OUR STOCK PRICE.

Aftersoft may seek to raise capital through a private placement for acquisitions. If such a sale took place, it would have a dilutive effect on current ownership of Aftersoft stock. The market price of our Common Stock could fall in response to the sale of a large number of shares, or the perception that sales of a large number of shares could occur. We may pursue acquisitions that could include issuing equity, which would also have a dilutive effect. No definitive understandings have been reached for capital raising or acquisitions, however, and the Company is not able to determine when or whether such agreements will be reached.

Our Certificate of Incorporation authorizes the issuance of an aggregate of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, on such terms and at such prices as the Board of Directors of the Company may determine. As of September 30, 2006, the Company had 63,071,167 shares of Common Stock issued and outstanding and no Preferred Shares issued. The Company has 36,928,833 shares of Common Stock and 10 million shares of Preferred Stock available to be issued to raise capital or for acquisitions.

THE MARKET FOR OUR COMMON STOCK IS LIMITED AND YOU MAY NOT BE ABLE TO SELL YOUR COMMON STOCK.

Our Common Stock is currently traded on the Over-The-Counter Bulletin Board, not on a national securities exchange. The market for purchases and sales of the Company's Common Stock is limited and therefore the sale of a relatively small number of shares could cause the price to fall sharply. Accordingly, it may be difficult to sell shares quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

THE PRICES WE CHARGE FOR OUR PRODUCTS MAY DECREASE AS A RESULT OF COMPETITION AND OUR REVENUES COULD DECREASE AS A RESULT.

While we hold market-leading positions in the U.S. and the UK among small and medium sized businesses, we face potential competition from very large software companies, including Oracle, Microsoft and SAP if they decide to move into our target market with Enterprise Resource Planning (ERP) and Supply Chain Management (SCM) products. Our business would be dramatically affected by price pressure if these larger software companies attempted to gain market share through the use of highly discounted sales and extensive marketing campaigns.

WE MAY ENCOUNTER SIGNIFICANT FINANCIAL AND OPERATING RISKS IF WE GROW OUR BUSINESS THROUGH ACQUISITIONS.

As part of our growth strategy, we may seek to acquire or invest in complementary or competitive businesses, products or technologies. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We may allocate a significant portion of our available working capital to finance all or a portion of the purchase price relating to possible acquisitions although we have no immediate plans to do so. Any future acquisition or investment opportunity may require us to obtain additional financing to complete the transaction. The anticipated benefits of any acquisitions may not be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering markets in which we have no or limited prior experience.

THE PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

The market price of the securities of software companies has been especially volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. If the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

Item 7.           Financial Statements

The following financial statements, notes to the financial statements and report of the Company's independent registered accountant required to be filed in response to this Item 7 begin on page F-1.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Board of Directors approved the appointment of Corbin & Company LLP ("Corbin") as its independent registered public accounting firm upon the resignation on February 14, 2006 of its previous independent accountants, Donahue Associates, LLC ("Donahue"). Donahue prepared a report dated March 25, 2005 on the Company's financial statements for the fiscal year ended December 31, 2004 and 2003. The report did not contain an adverse opinion or disclaimer of opinion and was not modified as to audit scope or accounting principles. The report did contain an uncertainty about the Company's ability to continue as a going concern without obtaining additional funding. There were no disagreements with Donahue on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Donahue's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Through the two most recent fiscal years and through December 20, 2005, the Company had not consulted with Corbin regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Corbin concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

   (a) Evaluation of disclosure controls and procedures.

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to our costs.

      Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

   (b) Changes in internal control over financial reporting.

      There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

   (c) Management's report on internal control over financial reporting.

Item 8B. Other Information

None

                                    Part III

Item 9.           Directors and Executive Officers of the Registrant

 The following table sets forth information regarding our directors and executive officers:

                 Name                      Age                                     Position
---------------------------------------------------------------------------------------------------------------------------
Ian Warwick                                  46     Chief Executive Officer and Chairman of Aftersoft Group
Michael O'Driscoll                           54     Chief Financial Officer and Director of Aftersoft Group
Michael Jamieson                             39     Chief Operating Officer and Director of Aftersoft Group; Chief
                                                    Executive Officer of MAM Software
Simon Chadwick                               38     Vice President of Strategy and Technology, Aftersoft Group

Ian Warwick has served as Chief Executive Officer and Chairman of the Board since December 2005. Since 1994, Mr. Warwick has built early-stage technology companies, some of which have culminated in stock market listings. Mr. Warwick has extensive experience of corporate finance, particularly linked to fundraising and private equity placements. Mr. Warwick is also Chief Executive Office, President and Chairman of Auto Data Network, Inc. ADNW.PK, which is the largest shareholder of the Company.

Michael O'Driscoll has served as Chief Financial Officer and been a director of Aftersoft Group since December 2005. From 1995 to December 2005, Mr. O'Driscoll served as a Non-Executive Chairman of QV Foods Limited, a large produce supplier to Marks & Spencer, Sainsbury, Tesco and the UK wholesale market. QV Foods is a private company with annual revenue of (pound)45 million. Previously Mr. O'Driscoll served as Financial Director and Secretary of Merrydown plc where he oversaw the float on the Unlisted Securities Market of London Stock Exchange as Chief Financial Officer, ultimately taking it to full listing at (pound)60 million market capitalization. He is also a non-executive director of its holding company A.H.Worth Limited.

Michael Jamieson has served as Chief Operating Officer and a director of Aftersoft since December 2005. Mr. Jamieson has served as Chief Executive Officer of Aftersoft's subsidiary MAM Software Limited since 2004. Mr. Jamieson joined MAM in 1991 in its installation and configuration department and has held a number of positions within MAM's implementation and support departments until his appointment as Department Manager for Workshop and Bodyshop Systems in 1995. Mr. Jamieson was promoted to the position of Associate Director of Workshop and Bodyshop Systems in 2002 before taking his current role as CEO in 2004.

Simon Chadwick has served as Vice President of Strategy and Technology since December 2005. Mr. Chadwick has spent the last nine years managing and directing early-stage technology companies, a number of which have culminated in stock market listings. Mr. Chadwick also has extensive experience of strategic planning and technology solutions, having served as Chief Technology Officer in a number of businesses. Mr. Chadwick has previously served as a consultant to the advertising industry whilst spending several years as operations director at an advertising agency.

Our Board of Directors

Our directors receive no cash compensation for serving on the board except for reimbursement of reasonable expenses incurred to attend meeting.

The Company does not have a separate audit committee currently, but intends to form one at the next board meeting. The board of directors has determined that Michael O'Driscoll is a financial expert as defined in Regulation S-B promulgated under the Securities Act. Mr. O'Driscoll is not independent as that term is used in Schedule 14A of the Exchange Act. The Company also intends to establish a compensation committee and corporate governance and nominating committees.

We have not yet adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and all financial managers and executives.

Item 10.          Executive Compensation

The following table sets forth information relating to the compensation awarded to, earned by or paid to our Chief Executive Officer and each of the four other most highly compensated executive officers whose individual compensation exceeded $100,000 during fiscal 2006, 2005 and 2004 for services rendered to us.

                                                                    Annual Compensation
                                                  --------------------------------------------------------
                                                                                          Other Annual
                                                  Fiscal                                  Compensation        All Other
       Name and Principal Position                 Year       Salary($)    Bonus($)          ($) (1)         Compensation
       ------------------------------------       --------   ------------  ----------   ------------------  ---------------
       Dc Current
            Ian Warwick                             2006             --            --                --                 --
            Chief Executive Officer,                2005             --            --                --                 --
            President and Director                  2004             --            --                --                 --

            Michael O'Driscoll                      2006             --            --                --                 --
            Chief Financial Officer                 2005             --            --                --                 --
            and Director                            2004             --            --                --                 --

            Michael Jamieson                        2006             --            --                --                 --
            Chief Operating Officer                 2005             --            --                --                 --
            and Director                            2004             --            --                --                 --

            Michael Jamieson                        2006        148,965   (1)                        --                 --
            Chief  Executive Officer of             2005        105,000         8,750                --                 --
            MAM Software Ltd                        2004         77,974                              --                 --

       A Simon Chadwick                             2006             --            --                --                 --
       Vice President of Strategy and               2005             --            --                --                 --
            Technology                              2004             --            --                --                 --

       Fo Former
            Paul Van Den Berg                       2005        153,040            --                --                 --
            Former President of AFS                 2005                           --                --                 --
            Tire Management, Inc.                   2004             --            --                --                 --
            (fka CarParts Technologies,
            Inc.)

(1) Calculated salary of (pound)79,618 based on the October 6 currency conversion rate of (pound)1 = $1.87.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage of the outstanding shares of common stock of the Company beneficially owned by (1) each executive officer named in the Executive Compensation table above (the "named executive officers") and each director of the Company individually, (2) all executive officers and directors as a group and (3) the stockholders of the Company known to us to be the beneficial owner of more than 5% of Aftersoft Common Stock as of September 30, 2006. Except as noted below, the address of each principal stockholder of Aftersoft Group is c/o Aftersoft Group, Inc., Savannah House, 11-12 Charles II Street, London UK SW1Y 4QU.

The Company had 63,071,167 shares of Common Stock issued and outstanding as of September 30, 2006. In accordance with SEC rules, each person's percentage interest is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on September 30, 2006 plus (b) the number of shares such person has the right to acquire within 60 days of September 30, 2006. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares owned (subject to community property laws, where applicable), and is beneficial owner of them.

                                                               Amount  and Nature       Percent of class of
            Name and address of beneficial owner             of Beneficial Ownership       Common Stock
--------------------------------------------------------------                      ------------------------
Auto Data Network, Inc.                                           60,500,000                 95.9%
712 Fifth Avenue 19th Floor
New York, NY  10019
Ian Warwick (1)                                                       --                        --
Michael O'Driscoll                                                    --                        --
Michael Jamieson                                                      --                        --
Simon Chadwick                                                        --                        --
Executive Officers and Directors as a group (4 persons)               --                        --

      (1) Mr. Warwick, as the Chairman of the Board of ADN, has power to vote and dispose of Common Stock owned by ADN. Mr. Warwick disclaims beneficial ownership of the 60,500,000 shares of Common Stock held by ADN.

The Company does not have an equity compensation plan and no securities have been issued for such a purpose

Item 12.                   Certain Relationships and Related Transactions

Mr. Warwick is also Chief Executive Officer and Chairman of ADN, which is the largest shareholder of the Company.

During the year the Company had the following transactions with Aftersoft's parent company, ADN:

From time to time ADN advances funds to the Company. Such advances, totaling $14,000 at June 30, 2006, are non-interest bearing and currently have no specific due date. During the year payments totaling $617,000 were advanced to the Aftersoft Group with repayments of $219,000, giving a net effect of $398,000. The Company transferred its note receivable with a related party known as MAM North America, Inc. ("MAM North America") in the amount of $510,000, to ADN. ADN agreed to accept the assignment for all the issued shares of MAM North America, Inc. from the Company and repaid the $510,000 note receivable on October 1, 2005 by allowing the Company to reduce its balance of loans due to ADN. Furthermore MAM North America has indemnified MAM UK against all past or current liabilities. In fiscal 2006, the Company sold property and equipment to ADN for a $308,000 reduction in advances due to the parent company, resulting in a gain on sale of $308,000. On June 10, 2006, the Company sold 100% of the outstanding common stock of Euro Soft (which by then had its own operations) to a third party for $450,000. The proceeds from the sale of Euro Soft were offset against amounts due to the parent company.

Item 13.                   Exhibits

                                INDEX TO EXHIBITS

    Exhibit
    Number                                                        Description
----------------     ------------------------------------------------------------------------------------------------------
3(i)                 Amended Certificate of Incorporation of Aftersoft Group, Inc. Exhibit 3.1 to Aftersoft Group, Inc.'s
                     Form TK)

3 (ii)               By-Laws of Aftersoft Group, Inc.

10.1 *               Acquisition Agreement dated July 19, 2005 by and between W3 Group, Inc., Aftersoft Group, Inc. and
                     Auto Data Network, Inc. (incorporated by reference to Exhibit 10.1 to Aftersoft Group, Inc.'s
                     Current Report on Form 8-K filed on July 22, 2005).

10.2 *               Share Sale Agreement relating to EXP Dealer Software Limited dated August 4, 2006 among Auto Data
                     Network, Inc., Aftersoft Group, Inc. and Aftersoft Dealer Software Limited (incorporated by reference to Exhibit 10.1 to Aftersoft Group, Inc.'s Current Report on Form 8-K filed on August 31,
                     2006).

21                   List of Subsidiaries

31.1                 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                     2002.

31.2                 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                     2002.

32.1                 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                     to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                     to Section 906 of the Sarbanes-Oxley Act of 2002.




* Previously provided or incorporated by reference.

Item 14.                   Principal Accountant Fees and Services


The following table presents aggregate fees for professional services rendered by our principal accounting firm, Corbin & Co., for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2005 and 2006.

                                                For the Year Ended June 30
                                            -------------------------------
                                                 2005               2006
                                            --------------   --------------
                                                      (In thousands)
Audit fees (1)                              $           --   $       90,000
Audit-related fees (2)                             170,000               --
Tax fees (3)                                            --               --
All other fees                                          --               --
                                            --------------   --------------

Total fees                                  $      170,000   $       90,000
                                            ==============   ==============



(1) Audit fees are comprised of annual audit fees, quarterly review fees, comfort letter fees, consent fees and consultation fees on accounting issues.

(2) Audit-related fees for fiscal year 2005 relate to the issuance of a separate audit report on the consolidated financial statements of Aftersoft Group, Inc. for the years ended June 30, 2005 and 2004 in connection with the reverse acquisition.

(3)   Tax fees are comprised of tax compliance and consultation fees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Aftersoft Group, Inc.

Date: October 13, 2006                  By: /s/ Ian Warwick
                                            ------------------------------------
                                            Ian Warwick
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        By: /s/ Michael O'Driscoll
                                            ------------------------------------
                                            Michael O'Driscoll
                                            Chief Financial Officer
                                            (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2006                  By: /s/ Ian Warwick
                                            ------------------------------------
                                            Ian Warwick
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)


                                        By: /s/ Michael O'Driscoll
                                            ------------------------------------
                                            Michael O'Driscoll
                                            Chief Financial Officer and Director
                                            (Principal Financial Officer)

Date: October 13, 2006                  By: /s/ Michael Jamieson
                                            ------------------------------------
                                            Michael Jamieson
                                            Chief Operating Officer and Director

                               AFTERSOFT GROUP INC
                        CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                   Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                                         F-2

Consolidated Balance Sheet as of June 30, 2006                                                  F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended       F-4
     June 30, 2006 and 2005

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2006 and 2005      F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2006 and 2005                F-6

Notes to Consolidated Financial
Statements                                                                                      F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and
Members Aftersoft Group, Inc.

We have audited the accompanying consolidated balance sheet of Aftersoft Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aftersoft Group, Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

CORBIN & COMPANY, LLP

Irvine, California

October 13, 2006

                              Aftersoft Group, Inc.
                           Consolidated Balance Sheet
                        (In thousands, except share data)

                                                                        As of
                                                                    June 30, 2006
                                                                   ---------------
ASSETS
Current Assets
   Cash                                                            $           423
   Accounts receivable, net of allowance of $332                             3,409
   Note receivable                                                             950
   Inventories                                                                 246
   Other                                                                       231
                                                                   ---------------
   Total Current Assets                                                      5,259
                                                                   ---------------
Property and Equipment, Net                                                    155
                                                                   ---------------
Other Assets
   Goodwill                                                                 22,061
   Amortizable intangible assets, net                                        5,644
   Software development costs, net                                           1,256
   Other long-term assets                                                       46
                                                                   ---------------
   Total Other Assets                                                       29,007
                                                                   ---------------
Total Assets                                                       $        34,421
                                                                   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                $         1,707
   Accrued expenses                                                          1,396
   Accrued consulting fees                                                     550
   Accrued legal expenses                                                    1,970
   Payroll and other taxes                                                     655
   Amounts due to parent company                                                14
   Current portion of long-term debt                                           898
   Deferred revenue                                                          1,216
   Taxes payable                                                               807
                                                                   ---------------
   Total Current Liabilities                                                 9,213
Long-Term Liabilities
   Deferred revenue                                                          1,073
   Deferred income taxes                                                       880
   Long-term debt                                                               10
   Other                                                                       487
                                                                   ---------------
   Total Liabilities                                                        11,663
                                                                   ---------------
Commitments and contingencies
STOCKHOLDERS' EQUITY
   Preferred stock
     Par value $0.0001 per share; 10,000,000 shares authorized,
     none issued and outstanding                                                --
   Common stock
     Par value $0.0001 per share; 100,000,000 shares authorized,
     35,071,167 shares issued and outstanding                                    4
   Additional paid-in capital                                               21,962
   Accumulated other comprehensive loss                                       (388)
   Retained earnings                                                         1,180
                                                                   ---------------
   Total Stockholders' Equity                                               22,758
                                                                   ---------------
Total Liabilities and Stockholders' Equity                         $        34,421
                                                                   ===============

The accompanying notes are an integral part of these consolidated financial statements.

                              Aftersoft Group, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                        (In thousands, except share data)

                                                                            For the year    For the year
                                                                                ended          ended
                                                                              June 30,        June 30,
                                                                                2006            2005
                                                                            ------------    ------------
Revenues                                                                    $     19,261    $     22,062
Cost of revenues                                                                   9,746           9,225
                                                                            ------------    ------------
Gross Profit                                                                       9,515          12,837
                                                                            ------------    ------------

Operating Expenses
Research and development                                                           3,089           2,665
Sales and marketing                                                                1,904           1,970
General and administrative                                                         4,489           4,389
Depreciation and amortization                                                      1,275           1,421
                                                                            ------------    ------------
Total Operating Expenses                                                          10,757          10,445
                                                                            ------------    ------------

Operating Income (Loss)                                                           (1,242)          2,392
                                                                            ------------    ------------

Other Income (Expense)
Interest expense                                                                    (130)           (105)
Gain on sale of property and equipment                                               224              --
Other, net                                                                            20             (12)
                                                                            ------------    ------------
Total other income (expense), net                                                    114            (117)
                                                                            ------------    ------------

Pre-tax income (loss) from continuing operations                                  (1,128)          2,275

Provision for income taxes                                                           714             337

                                                                            ------------    ------------
Income (loss) from continuing operations                                          (1,842)          1,938
Income from discontinued operations, net of tax                                      448              --
Gain on sale of discontinued operations                                              422              --
                                                                            ------------    ------------
Net Income (Loss)                                                                   (972)          1,938
Foreign currency translation gain                                                    (86)             32
                                                                            ------------    ------------
Total Comprehensive Income (Loss)                                           $     (1,058)   $      1,970
                                                                            ============    ============

Earnings (loss) per share attributed to common stockholders -
basic and diluted
    Net income (loss) from continuing operations                            $      (0.05)   $       0.06
    Discontinued operations                                                         0.02              --
                                                                            ------------    ------------
    Net income (loss)                                                       $      (0.03)   $       0.06
                                                                            ============    ============
Weighted average number of shares of common stock outstanding - basic and
diluted                                                                       33,651,233      30,701,671
                                                                            ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                              Aftersoft Group, Inc.
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)

                                             Common Stock
                                                                                      Other
                                                                 Additional       Comprehensive      Retained
                                          Shares    Amount      Paid-in-Capital    Income (Loss)      Earnings         Total
Balance as of July 1, 2004               14,321,667     $  1 $         9,062    $        (334)     $         214   $       8,943
Acquisition of Car Parts Technologies    18,178,333        2          11,872                -                  -          11,874
Foreign currency translation                      -        -               -               32                  -              32
adjustments
Net income                                        -        -               -                -              1,938           1,938
                                        --------------------    ---------------  -----------------  --------------   ------------
Balance as of June 30, 2005              32,500,000        3          20,934             (302)             2,152          22,787
Shares issued in connection with          1,601,167        1              (1)               -                  -               -
merger with W3 Group, Inc.
Common stock issued to a consultant         470,000        -             499                -                  -             499
for services performed
Common stock issued for the                 500,000        -             530                -                  -             530
acquisition of software licenses
Foreign currency translation                      -        -               -              (86)                 -             (86)
adjustments
Net loss                                          -        -               -                -               (972)           (972)
                                        --------------------    ---------------  -----------------  --------------   ------------
Balance as of June 30, 2006              35,071,167     $  4 $        21,962    $        (388)     $       1,180   $      22,758
                                        ====================    ===============  =================  ==============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                              Aftersoft Group, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                              For the year  For the year
                                                                                 ended          ended
                                                                                June 30,      June 30,
                                                                                 2006          2005
                                                                              -----------    -----------
Cash Flows from operating activities :
Net income (loss)                                                             $      (972)   $     1,938
Adjustments to reconcile net income (loss) to cash provided by (used in)
operating activities :
    Depreciation and amortization                                                   1,275          1,421
    Deferred income taxes                                                              --            118
    Gain on sale of property and equipment                                           (224)            --
    Gain on sale of discontinued operations                                          (422)            --
    Common stock issued for consulting services                                       499             --

    Changes in assets and liabilities (net of the effect of acquisition and divestiture) :
         Trade accounts receivable                                                   (752)           194
         Inventories                                                                  112            107
         Prepaid expenses and other assets                                           (126)           155
         Accounts payable                                                              18            542
         Taxes payable                                                                780            219
         Deferred revenue                                                            (305)        (4,497)
         Accrued expenses and other liabilities                                     1,587            386
                                                                              -----------    -----------
Net cash provided by (used in) operating activities                                 1,470           (189)
                                                                              -----------    -----------

Cash Flows from investing activities :
    Cash acquired in acquisition                                                       --            490
    Purchase of property and equipment                                                (62)          (311)
    Proceeds from the sale of property and equipment                                  103             --
    Capitalized software development costs                                           (551)          (285)
                                                                              -----------    -----------
Net cash used in investing activities                                                (510)          (106)
                                                                              -----------    -----------

Cash Flows from financing activities :
    Proceeds from related party advances                                              617            349
    Proceeds from long-term debt                                                       --            256
    Payment on long-term debt                                                      (1,043)          (155)
    Payments on related party advances                                               (219)            --
                                                                              -----------    -----------
Net cash (used in) provided by financing activities                                  (645)           450
                                                                              -----------    -----------

Effect of exchange rate changes                                                       (86)            32
                                                                              -----------    -----------
Net increase in cash                                                                  229            187
Cash at beginning of year                                                             194              7
                                                                              -----------    -----------
Cash at end of year                                                           $       423    $       194
                                                                              ===========    ===========

Continued

                              Aftersoft Group, Inc.
                Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)

                                                                          For the year    For the year
                                                                             ended            ended
                                                                            June 30,        June 30,
                                                                              2006             2005
                                                                           ------------    ------------
Supplemental disclosures of cash flow information
    Cash paid during the year for :
         Interest                                                          $        130    $        105
         Income taxes                                                      $        182    $         15

    Non-cash investing and financing transactions during the year for :
         Settlement of note receivable by offsetting against amounts due
         to parent company                                                 $        510
         Shares issued for acquisition of software licenses                $        530
         Proceeds from sale of office equipment offset against
             amounts due to parent company                                 $        308
         Proceeds from sale of Euro Soft offset against amounts due to
             parent company                                                $        450

         Euro Software Services Limited divestiture :
             Accounts receivable                                           $        880
             Software licenses                                                      530
             Accounts payable                                                      (240)
             Income taxes payable                                                  (192)
             Gain on sale                                                           422
                                                                           ------------
                                                                            $     1,400
                                                                           ============

         Shares issued for Car Parts Technologies, Inc. acquisition :
             Cash                                                                          $        490
             Other current assets                                                                 1,132
             Property and equipment                                                                 140
             Other long-term assets                                                                  37
             Other current liabilities                                                           (3,264)
             Deferred income                                                                     (4,872)
             Long-term debt                                                                      (1,151)
             Other long-term liabilities                                                           (487)
             Goodwill                                                                            14,549
             Amortizable intangibles                                                              5,300
                                                                                           ------------
                                                                                           $     11,874
                                                                                           ============

The accompanying notes are an integral part of these consolidated financial statements.

                              AFTERSOFT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2006 AND 2005

NOTE 1.       Summary of Significant Accounting Policies

Basis of Presentation

Aftersoft Group, Inc. (the "Company") is a subsidiary of Auto Data Network, Inc. ("ADN, Inc."), which owns approximately 93% of the outstanding common stock. Subsequent to year end, ADN, Inc. is in the process of distributing to its stockholders the shares it holds in the Company.

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited ("MAM UK") is based in Sheffield, UK. Aftersoft Network N.A., Inc. is comprised of AFS Warehouse Distribution Management, Inc. and AFS Tire Management Inc., which are based in San Juan Capistrano, California and AFS Autoservice, Inc., which is based in Allentown, Pennsylvania.

On December 21, 2005, W3 Group, Inc. ("W3") consummated an Acquisition Agreement ("Agreement") to acquire all 1,500 of the outstanding shares of common stock of Old Aftersoft Group, Inc. ("Oldco") owned by ADN, Inc. in exchange for the issuance of 32,500,000 newly issued shares of W3, par value $0.0001 per share (the "Common Stock").

Pursuant to the Agreement and as a result of consummation of the Agreement, the existing shareholders of W3 owned 1,601,167 shares, or approximately 4.7% of the 34,101,167 total outstanding shares of the Common Stock and ADN, Inc. owned 32,500,000 shares or approximately 95.3% of the total outstanding shares. Concurrent with the closing of the transaction, the Board of Directors of W3 appointed three additional directors designated by ADN to serve until the next annual election of directors. In addition, concurrent with the close of the transaction, W3 (1) changed its corporate name from W3 Group, Inc. to Aftersoft Group, Inc., (2) changed its corporate address to California, and replaced the corporate officers. The acquisition was recorded as a reverse acquisition, whereby the assets and liabilities and 32,500,000 outstanding shares of common stock of Oldco (reported as a 21,667:1 stock split and reflected retroactively for all periods presented) were reported at their historical cost and the 1,601,167 shares of W3 reflected as being issued by the Company on December 21, 2005 as a corporate reorganization. In addition, the results of Oldco for all periods presented prior to the reverse acquisition are reported as the results of the Company.

The Company operates on a June 30 fiscal year end.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2006, the Company had $15,000 of balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at credit worthy financial institutions.

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

No customer accounted for more than 10% of the Company's revenues during the years ended June 30, 2006 and 2005.

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

Geographic Concentrations

The Company conducts business in the United States, Canada and the United Kingdom ("UK"). From customers' headquartered in their respective countries, the Company derives 1% of its revenues from Canada, 31% of its revenues from the United States, and 68% from its UK operations during the year ended June 30, 2006 compared to 1% from Canada, 42% from the United States and 57% from the UK for the year ended June 30, 2005. At June 30, 2006, the Company maintains 98% of its net property and equipment in the UK with the remaining 2% in North America.

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

Fair Value of Financial Instruments

The Company's consolidated financial instruments consist of cash, accounts receivable, related party loans, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments classified as current, approximate their fair values as of June 30, 2006 due to their short-term maturities. The difference between the fair value and recorded values of the related party loans and long-term debt are not significant due to the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company's non-current instruments.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventories

Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the first-in, first-out method. Inventories consist primarily of hardware that will be sold to customers. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company's estimated forecast of product demand and production requirements. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

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

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income (loss) of the Company.

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

SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its goodwill existed at June 30, 2006. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of goodwill in the future.

Long-Lived Assets

The Company's management assesses the recoverability of other long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2006, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

In those instances where arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies (which represents the majority of the Company's arrangements), the Company accounts for the arrangements using contract accounting, as follows :

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

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2006 and 2005, advertising expense totaled $48,000 and $40,000, respectively.

Reorganization Expenses

During fiscal 2006, the Company incurred $999,000 of expenses related to the reverse merger and other related costs. These one-time expenses have been included within general and administration expenses in the consolidated statement of operations.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiary are translated into U.S. dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders' equity, which totaled ($86,000) and $32,000 for the years ended June 30, 2006 and 2005, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2006 and 2005, the components of comprehensive income (loss) consist of foreign currency translation gains (losses).

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the year. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted earnings (loss) per share are the same for the periods presented, as the Company has no dilutive securities.

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings (loss) per share computation for the years ending June 30 :

                                                                2006            2005
                                                            ------------    ------------
Numerator for basic and diluted income (loss) per share :
Net income (loss) available to common stockholders          $   (972,000)   $  1,938,000

Denominator for basic and diluted
income (loss) per common share :
Weighted average number of shares of
common stock outstanding                                      33,651,233      30,701,671

Net income (loss) per common share
available to common stockholders                            $      (0.03)   $       0.06
                                                            ============    ============

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

The cost will be measured based on the fair value of the equity or liability instrument used. Statement 123 (R) covers a wide range of share based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123 and supersedes APB25. The Company will be required to apply Statement 123(R) beginning July 1, 2006. The Company does not believe the adoption of Statement 123(R) will have a significant impact on its overall results of operations or financial position as it has no stock-based compensation arrangements as of June 30, 2006.


NOTE 2.       Acquisitions and Divestitures

Aftersoft Network N.A. Inc (Formerly CarParts Technologies Inc)

The accompanying consolidated statements of operations include the results of operations of the acquired entity from the date of acquisition.

On August 6, 2004, 100% of the stock of CarParts Technologies was acquired for stock of the Company valued at $11,874,262.

The purchase price was allocated to the fair value of the assets acquired, as follows :

Cash                                                       $    490,000
Current assets                                                1,132,000
Property and equipment                                          140,000
Other long-term assets                                           37,000
Other current liabilities                                    (3,264,000)
Deferred income                                              (4,872,000)
Long-term debt                                               (1,151,000)
Other long-term liabilities                                    (487,000)
                                                           ------------
Estimated fair value of tangible net liabilities assumed     (7,975,000)
Goodwill                                                     14,549,000
Amortizable intangibles                                       5,300,000
                                                           ------------
                                                           $ 11,874,000
                                                           ============

Euro Software Services Limited

On January 17, 2006, the Company acquired 100% of the outstanding common stock of Euro Software Services Limited ("Euro Soft") from a third party for 500,000 shares of its unregistered common stock valued at $1.06 per share (based on the closing price at the date of the transaction). As Euro Soft had no operations, customers, accounts receivable or accounts payable at that date, the Company considered the transaction an acquisition of software licenses.

On June 10, 2006, the Company sold 100% of the outstanding common stock of Euro Soft (which by then had its own operations) to a third party for $450,000 in cash and $950,000 and a non-interest bearing note due in installments of cash or publicly traded buyer stock of $450,000 in December 2006 and $500,000 in June 2007. The initial $450,000 cash payment was paid by the third party directly to ADN, Inc. in satisfaction of advances to the Company from ADN, Inc.

The operations of Euro Soft and its subsequent sale are considered discontinued operations.

The sale of Euro Soft resulted in a gain on the sale of discontinued operations as follows :

Accounts receivable sold                  $   880,000
Software licenses sold                        530,000
Accounts payable assumed                     (240,000)
Income taxes payable assumed                 (192,000)
                                          -----------
Net assets sold                               979,000
Consideration received                      1,400,000
                                          -----------
Gain on sale of discontinued operations   $   422,000
                                          ===========

     Included in discontinued operations of the Company are the following results of Euro Soft between January 17, 2006 and June 10, 2006 :

Revenues                                          $   880,000
Cost of sales                                         240,000
                                                  -----------
Income from operations                                640,000
Income taxes                                          192,000
                                                  -----------
Income from discontinued operations, net of tax   $   448,000
                                                  ===========

NOTE 3.       Transactions with Parent Company

The Company transferred its note receivable with a related party known as MAM North America, Inc. ("MAM North America") in the amount of $510,000, to ADN, Inc. ADN, Inc. agreed to accept the assignment for all the issued shares of MAM North America, Inc. from the Company and repaid the $510,000 note receivable on October 1, 2005 by allowing the Company to reduce its balance of loans due to ADN, Inc. Furthermore MAM North America has indemnified MAM UK against all past or current liabilities.

In fiscal 2006, the Company sold property and equipment to ADN, Inc. for a $308,000 reduction in advances due to the parent company, resulting in a gain on sale of $308,000.

From time to time ADN, Inc. advances funds to the Company. Such advances, totaling $14,000 at June 30, 2006, are non-interest bearing and currently have no specific due date.


NOTE 4.       Property and Equipment

Property and equipment consist of the following as of June 30, 2006 :

Leasehold improvements             $   120,000
Computer and office equipment           23,000
Equipment under capital leases         128,000
Furniture and equipment                269,000
                                   -----------
                                       540,000
Less :  Accumulated depreciation      (385,000)
                                   -----------
                                   $   155,000
                                   ===========

Depreciation expense on fixed assets for the years ended June 30, 2006 and 2005 was $241,000 and $254,000, respectively.

NOTE 5.       Intangible Assets

Intangible assets consist of the following as of June 30, 2006 :

Assets not subject to amortization :
Goodwill                                                                      $ 22,061,000
                                                                              ------------

Assets subject to amortization :
Completed software technology (9-10 years useful life) $ 3,213,000 Customer contracts / relationships (10 years useful life) 3,750,000 Automotive data services (20 years useful life) 346,000
                                                                              ------------
                                                                                 7,309,000
Less :  Accumulated amortization                                                (1,665,000)
                                                                              ------------
Amortizable intangible assets, net                                            $  5,644,000
                                                                              ============

Software development costs                                                    $  1,664,000
Less :  Accumulated amortization                                                  (408,000)
                                                                              ------------
Software development costs, net                                               $  1,256,000
                                                                              ============

For the years ended June 30, 2006 and 2005, the Company recognized amortization expense on its software development and goodwill costs of $1,034,000 and $1,167,000, respectively.

Estimated future amortization of intangibles is as follows :

                                                   Years Ending June 30,
                                                    -------------------

2007                                                       $  1,308,000
2008                                                          1,308,000
2009                                                            899,000
2010                                                            753,000
2011                                                            753,000
Thereafter                                                    1,879,000
                                                           ------------
Total                                                      $  6,900,000
                                                           ============

NOTE 6.       Long-Term Debt

Long-term debt consists of the following as of June 30, 2006 :

Notes payable to former owners of acquired businesses, bearing interest at 8%
per annum; payable in monthly installments of interest of $11,098 and increasing periodically to $20,905 through May 2007, at which time the remaining balance
is due, secured by certain assets of the Company                                   $    687,000

Note payable to former owners of acquired businesses, bearing interest at 9% per annum; payable in monthly installments of principal and interest of $13,177
through May 2007, secured by certain assets of the Company                              186,000

Capital lease obligations, with various interest rates ranging from 12% to 18%,
secured by related equipment, payable in installments through December 2009              31,000

Other                                                                                     4,000

                                                                                    ------------
                                                                                         908,000
Less : Current maturities                                                               (898,000)
                                                                                    ------------
                                                                                    $     10,000
                                                                                    ============

Future maturities of long-term obligations at June 30, 2006 are as follows :

                                                      Years Ending June 30,
                                                         --------------

2007                                                      $     898,000
2008                                                              8,000
2009                                                              1,000
2010                                                              1,000
                                                         --------------
Total                                                     $     908,000
                                                         ==============

NOTE 7.       Income Taxes

The Company has United States federal and state tax net operating loss carryforwards available for future periods of approximately $50 million at June 30, 2006, expiring through 2025. As a result of the changes in the ownership of the Company, as defined in Section 382 of the Internal Revenue Code, there may be limitations on the amount of net operating loss carry-forwards that may be utilized in the future, estimated at $11 million.

The provision for income taxes consists of the following for the years ended June 30, 2006 and 2005 :

                                      2006
           =============================================================
            USA Federal      USA State     UK Corporate        Total
           -------------   -------------   -------------   -------------
Current    $          --   $          --   $     714,000   $     714,000
Deferred              --              --              --              --
           -------------   -------------   -------------   -------------
Total      $          --   $          --   $     714,000   $     714,000
           =============   =============   =============   =============

                                      2005
           =============================================================
            USA Federal      USA State     UK Corporate        Total
           -------------   -------------   -------------   -------------
Current    $          --   $       2,000   $     217,000   $     219,000
Deferred              --              --         118,000         118,000
           -------------   -------------   -------------   -------------
Total      $          --   $       2,000   $     335,000   $     337,000
           =============   =============   =============   =============

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets consist of the following at June 30, 2006 :

Deferred tax assets :
     Net operating loss carryforwards         $ 6,416,000
     Deferred revenue                             604,000
     Long-term liabilities                        209,000
     Reserves and accruals                        150,000
                                              -----------
Total deferred tax assets                       7,379,000
                                              -----------
Deferred tax liabilities :
     Other acquired amortizable intangibles    (2,190,000)
     Software development costs                  (394,000)
     Depreciation and amortization               (319,000)
     State taxes                                 (351,000)
                                              -----------
Total deferred tax liabilities                 (3,256,000)
                                              -----------
     Valuation allowance                       (5,003,000)
                                              -----------
Net deferred tax liabilities                  $  (880,000)
                                              ===========

The Company believes that uncertainty exists with respect to future realization of the U.S. deferred tax assets and has established a valuation allowance for the full amount as of June 30, 2006. The Company established an allowance of approximately $4.5 million when it purchased CarParts Technologies.

The provision (benefit) for income taxes for the years ended June 30, 2006 and 2005 differs from the amount computed by applying the U.S. Federal income tax rates to net income (loss) from continuing operations before taxes as a result of the following :

                                                           June 30,       June 30,
                                                            2006           2005
                                                         -----------    -----------
Taxes at statutory rates applied to income (loss) from
  continuing operations before taxes                     $  (384,000)   $   773,000
                                                         -----------    -----------
State taxes, net of federal effect                           (68,000)        71,000
Non-deductible expenses                                       30,000         37,000
Research and development relief (UK)                              --        (51,000)
Differential in UK corporate tax rate                        113,000         (5,000)
Change in valuation allowance                              1,023,000       (488,000)
                                                         -----------    -----------
Total adjustments                                          1,098,000       (436,000)
                                                         -----------    -----------
Provision for income taxes                               $   714,000    $   337,000
                                                         ===========    ===========

NOTE 8.       Commitments and Contingencies

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the financial position or results of operations of the Company.

The Company has been informed of a verdict against it in a litigation in the Court of Common Please of Allegheny County, Pennsylvania, in favor of Aidan McKenna totaling $3,555,000, which it intends to vigorously appeal. The Company filed a claim against McKenna for $1,000,000 for breach of contract alleging that McKenna continued to conduct business in the Open Webs Corporation in violation of the asset purchase agreement. The Company has made a provision of $1,650,000 in its legal expense accrual account to cover the cost of any final settlement with respect to this litigation as of June 30, 2006.

Homann Tire Ltd. filed a complaint against CarParts Technologies, Inc in California District Court on August 11, 2005. The complaint seeks $271,048 in damages and alleges breach of contract, breach of warranty and intentional and negligent misrepresentative. The Company maintains the complaint is without merit.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers' contracts, the Company indemnifies its customers in case the software sold violates any US patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through August 2011. Terms of the leases provide for monthly payments ranging from $500 to $13,500. For the years ended June 30, 2006 and 2005, the Company incurred rent expense totaling approximately $600,000 and $643,000, respectively. Future annual minimum payments under non-cancelable operating leases are as follows :

                                                    Years Ending June 30,
                                                    -------------------

2007                                                      $     363,000
2008                                                            236,000
2009                                                             94,000
2010                                                             98,000
2011                                                            100,000
Thereafter                                                       17,000
                                                        ---------------
                                                          $     908,000
                                                        ===============

NOTE 9.       Stockholders' Equity

During the year ended June 30, 2006, the Company issued 1,601,167 shares in the W3 reorganization (see Note 1).

In 2006, 470,000 shares of common stock were issued to a consultant valued at $1.06 per share, for services relating to the W3 Group reverse merger and reported in general and administrative expenses.

The Company acquired software licenses in its transaction with Euro Soft during the year. The consideration was satisfied by the issuance of 500,000 common stock of the Company, valued at $1.06 per share (see Note 2).

NOTE 10.      Subsequent Events (unaudited)

On August 25, 2006, the Company, through a wholly owned subsidiary, Aftersoft Dealer Software Limited ("Aftersoft Dealer Software"), completed the acquisition (the "Acquisition") of EXP Dealer Software Limited ("EXP Dealer Software") from ADN, Inc. EXP Dealer Software owns and operates ADN, Inc's dealer management ("DMS") business. Pursuant to the terms of a Share Sale Agreement (the "Agreement") dated August 4, 2006 among the Company, Aftersoft Dealer Software and ADN, Inc., Aftersoft Dealer Software acquired 100% of the outstanding shares of EXP Dealer Software from ADN, Inc. in exchange for 28,000,000 shares of the Company's common stock. As the transaction is with the Company's majority shareholder, the net assets acquired will be recorded in the Company's books at their historical net book value, totaling a net deficit of approximately $500,000.