Form 10QSB
period 2006-09-30
Aftersoft Group
filed 2006-11-17
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_________

Commission file number 000-27083

Aftersoft Group, Inc.
(Name of Small Business Issuer in its charter)

Delaware	84-1108035
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

Savannah House, 11-12 Charles II Street, London, UK, SW1Y 4QU
(Address of principal executive offices)

Registrant's telephone number, including area code : +44 207 451 2468

Securities registered under Section 12(b) or 12(g) of the Exchange Act None

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The issuer has 63,071,167 shares of common stock outstanding as of November 15, 2006.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Table of Contents

Part I—Financial Information

PART I—Financial Information

Unless the context indicates or requires otherwise, (i) the term “Aftersoft” refers to Aftersoft Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Software” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “AFS” refers to Aftersoft Network N.A, Inc. and its subsidiaries; (iv) the term “EXP Dealer Software” refers to EXP Dealer Software Limited and its subsidiaries; and (v) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to Aftersoft Group.

Item 1.  Financial Statements
AFTERSOFT GROUP, INC
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)
September 30, 2006
ASSETS
CURRENT ASSETS
Cash	$427
Accounts receivable, net of allowance of $286	4,682
Note receivable	950
Inventories	337
Amount due from parent company	260
Other	579
Total Current Assets	7,235

Property and equipment, net	316
OTHER ASSETS
Goodwill	25,946
Amortizable intangible assets, net	5,455
Software development costs, net	1,279
Other long-term assets	34
Total Other Assets	32,714
TOTAL ASSETS	$40,265

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,182
Accrued expenses	1,318
Accrued consulting fees	550
Accrued legal expenses	1,931
Payroll and other taxes	986
Current portion of long-term debt	897
Deferred revenue	2,234
Taxes payable`	1,078
Total Current Liabilities	11,176

LONG-TERM LIABILITIES
Deferred revenue	1,030
Deferred income taxes	880
Long-term debt	6
Total Liabilities	13,092

Commitments and contingencies	-
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 63,071,167 shares issued and outstanding	6
Additional paid-in capital	25,364
Accumulated other comprehensive loss	(316)
Retained earnings	2,119
Total Stockholders’ Equity	27,173
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,265

The accompanying notes are an integral part of these consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands, except share and per share data)

			PRO FORMA (See Note 6)
	For the Three Months Ended		For the Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues	$5,851	$4,779	$6,414	$5,705
Cost of revenues	2,641	2,439	2,722	2,587
	3,210	2,340	3,692	3,118

Operating expenses
Research and development	775	774	854	885
Sales and marketing	520	479	563	550
General and administrative	820	860	1,121	2,203
Depreciation and amortization	383	278	399	298
Total operating expenses	2,498	2,391	2,937	3,936

Operating income (loss)	712	(51)	755	(818)

Other income (expense)
Interest expense	(23)	(31)	(26)	(37)
Interest income	2	-	2	-
Loss on sale of property and equipment	(4)	-	(4)	-
Other, net	496	-	501	(1)
Total other income (expense), net	471	(31)	473	(38)

Income (loss) from operations	1,183	(82)	1,228	(856)

Provision for income taxes	244	81	258	125

Net income (loss)	939	(163)	970	(981)

Foreign currency translation gain (loss)	72	(13)	51	5

Total comprehensive income (loss)	$1,011	$(176)	$1,021	$(976)

Earnings (loss) per share attributed to common stockholders - basic and diluted	$0.02	$(0.01)	$0.02	$(0.02)

Weighted average number of shares of common stock outstanding - basic and diluted	46,147,967	32,500,000	63,071,167	60,500,000

The accompanying notes are an integral part of these consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Thousands)

			PRO FORMA (See Note 6)
	For the Three Months ended		For the Three Months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Cash flows from operating activities :

Net income (loss)	$939	$(163)	$970	$(981)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :
Depreciation and amortization	383	278	399	298
Release of provisions relating to discontinued operations	(487)	-	(487)	-
Loss on sale of property and equipment	4	-	4	-
Changes in assets and liabilities (net of the effect of acquisition) :
Trade accounts receivable	(781)	(145)	(214)	(210)
Inventories	(84)	(57)	(74)	(93)
Prepaid expenses and other assets	246	3	(78)	16
Accounts payable	276	(228)	344	(225)
Taxes payable	101	81	204	125
Deferred revenue	(317)	(107)	(442)	156
Accrued expenses and other liabilities	(146)	516	(294)	478
Net cash provided by (used in) operating activities	134	178	332	(436)

Cash flows from investing activities :
Cash acquired	105	-	-	-
Purchase of property and equipment	(38)	-	(52)	(22)
Capitalized software development costs	(188)	(111)	(188)	(111)
Net cash used in investing activities	(121)	(111)	(240)	(133)

Cash flows from financing activities :
Proceeds from long-term debt	-	6	-	6
Proceeds from related party advances	-	-	-	560
Payments on long-term debt	(5)	(95)	(5)	(95)
Payments on related party advances	(76)	-	(168)	-
Net cash provided by (used in) financing activities	(81)	(89)	(173)	471

Effect of exchange rate changes	72	(13)	51	5
Net increase in cash	4	(35)	(30)	(93)
Cash, beginning of period	423	194	457	257
Cash, end of period	$427	$159	$427	$164

The accompanying notes are an integral part of these consolidated financial statements.

Aftersoft Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	For the Three months ended September 30, 2006	For the Three months ended September 30, 2005

Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$23	$31
Income taxes	$164	$0

Non-cash investing and financing transactions during the quarter for:

Shares issued to ADN, Inc. for EXP Dealer Software Limited :
Cash	$105
Other current assets	1,279
Property and equipment	153
Other current liabilities	(725)
Deferred revenue	(1,293)
Goodwill	3,885
Book value of EXP Dealer Software Limited	$3,404

The accompanying notes are an integral part of these consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2006 and 2005

NOTE 1. MANAGEMENT'S REPRESENTATION

The consolidated financial statements included herein have been prepared by Aftersoft Group, Inc. (“Aftersoft Group” or the "Company"), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

NOTE 2. NATURE OF BUSINESS

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of Auto Data Network, Inc. ("ADN, Inc."), which owns approximately 95% of the Company’s outstanding common stock.

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited is based in Sheffield., U.K. EXP Dealer Software Services Limited is comprised of MMI Automotive Limited and Anka Design Limited, which are based in Wiltshire, U.K. Aftersoft Network N.A., Inc. is comprised of AFS Warehouse Distribution Management, Inc. and AFS Tire Management Inc., which are based in San Juan Capistrano, California and AFS Autoservice, Inc., which is based in Allentown, Pennsylvania.

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

On August 25, 2006, the Company, through a wholly owned subsidiary, Aftersoft Dealer Software Limited ("Aftersoft Dealer Software"), completed the acquisition (the "Acquisition") of EXP Dealer Software Limited ("EXP Dealer Software") from ADN, Inc. EXP Dealer Software owns and operates ADN, Inc.’s dealer management ("DMS") business. Pursuant to the terms of a Share Sale Agreement (the "Agreement") dated August 4, 2006 among the Company, Aftersoft Dealer Software and ADN, Inc., Aftersoft Dealer Software acquired 100% of the outstanding shares of EXP Dealer Software from ADN, Inc. in exchange for 28,000,000 shares of the Company's common stock. As the transaction is with the Company’s majority shareholder, the net assets acquired are recorded in the Company’s books at their historical net book value. As the acquired entity was under the common control of ADN, Inc. during all periods presented herein, all historical information of EXP Dealer Software relating to all previous periods presented prior to August, 25, 2006 have been added to the Company’s accounts and presented in the “pro forma” columns (see Note 6).

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

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2006, the Company did not have any balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at credit worthy financial institutions.
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

No customer accounted for more than 10% of the Company's revenues during the three month periods ended September 30, 2006 and 2005.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company believes it operates in only one segment and as such has not presented additional segment disclosures.

Geographic Concentrations
The Company conducts business in the United States, Canada, United Kingdom (“UK”) and the rest of Europe. From customers headquartered in their respective countries, the Company derived 1% of its revenues from Canada, 26% of its revenues from the United States, 63% from its UK operations and 10% of its revenues from the rest of Europe, excluding the UK, during the quarter ended September 30, 2006 compared to 1% from Canada, 32% from the United States and 67% from the UK for the quarter ended September 30, 2005. As of September 30, 2006, the Company maintains 91% of its net property and equipment in the UK with the remaining 9% in North America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company's management include, but are not limited to, the collectibility of receivables, realizability of inventories, the recoverability of long-lived assets and valuation of deferred tax assets. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company's consolidated financial instruments consist of cash, accounts receivable, related party loans, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments classified as current approximate their fair values as of September 30, 2006 due to their short-term maturities. The difference between the fair value and recorded values of the related party loans and long-debt are not significant due to the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company's non-current instruments.

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

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income (loss) of the Company. Amortization expenses were $165,000 and $138,000 for the three months ended September 30, 2006 and September 30, 2005 respectively.

Goodwill

Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its goodwill existed at September 30, 2006. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of goodwill in the future.

Long-Lived Assets

The Company's management assesses the recoverability of other long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2006 the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2006 and 2005, advertising expense totaled $60,000 and $48,000, respectively.

Other Income

The Company realized $487,000 of miscellaneous income in the quarter ended September 30, 2006 due to the release of a long-term liability relating to discontinued operations which is no longer required.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiary are translated into U.S. dollars at the quarter end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders' equity, which totaled $72,000 and ($13,000) for the three months ended September 30, 2006 and 2005, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no material foreign currency gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended September 30, 2006 and 2005, the components of comprehensive income (loss) consist of foreign currency translation gains (losses).

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted earnings (loss) per share are the same for the periods presented, as the Company has no dilutive securities.

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings (loss) per share computation for the quarter ended September 30 :

	2006	2005

Numerator for basic and diluted income (loss) per share:
Net income (loss) available to common stockholders	$939,000	$(163,000)

Denominator for basic and diluted income (loss) per common share:
Weighted average number of shares of common stock outstanding	46,147,967	32,500,000

Net income (loss) per common share available to common stockholders	$0.02	$(0.01)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instrument used. Statement 123 (R) covers a wide range of share based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123 and supersedes APB25. The Company applied Statement 123(R) beginning July 1, 2006. The adoption of Statement 123(R) did not have a significant impact on the Company's overall results of operations or financial position as it has no stock based payments as of September 30, 2006 or for any of the periods then ended.

In July 2006, the FASB finalized and issued Interpretation No. 48 (“FIN 48”), entitled “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company’s fiscal year ending December 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”) entitled “Fair Value Measurements”, to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

NOTE 3. NOTE RECEIVABLE

On June 10, 2006, the Company sold 100% of the outstanding common stock of Euro Software Limited to a third party for $450,000 in cash and $950,000 in a non-interest bearing note due in installments of cash or publicly traded buyer stock of $450,000 in December 2006 and $500,000 in June 2007. As of September 30, 2006, $950,000 was outstanding.

NOTE 4. TRANSACTIONS WITH PARENT COMPANY

From time to time payments are made between ADN, Inc. and its subsidiaries. As of September 30, 2006, the balance due from ADN, Inc. was $260,000.

NOTE 5. ACQUISITION

As discussed in Note 2, on August 25, 2006, 100% of the stock of EXP Dealer Software was acquired for 28,500,000 shares of common stock of the Company. The acquisition was treated as a common control merger and recorded at the net book value of EXP Dealer Software in the books of ADN, Inc., as 100% of EXP Dealer Software’s shares were previously owned by ADN, Inc.

The accompanying consolidated statement of income for the three months ended September 30, 2006 include the results of operations of EXP Dealer Software from the date of acquisition.

The net book value of EXP Dealer Software is as follows :

Cash	$105,000
Other current assets	1,279,000
Property and equipment	153,000
Goodwill	3,885,000
Other current liabilities	(725,000)
Deferred income	(1,293,000)
$3,404,000

NOTE 6. PRO FORMA PRESENTATION

As discussed in Notes 2 and 5, the Company acquired EXP Dealer Software on August 25, 2006. As EXP Dealer Software was previously wholly owned by ADN, Inc., the transaction is considered a combination of entities under common control. As such, applying the guidance in Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, the Company has recognized the assets and liabilities transferred at their carrying amounts in ADN, Inc.’s accounts as of the date of transfer. In addition, as required in SFAS 141, the Company has presented pro forma financial statements for the previously separate companies for all periods presented as if EXP Dealer Software had been combined with the Company throughout these periods.

The following tables summarize the balances of EXP Dealer Software that have been combined with the results of the Company for the periods presented herein:

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Operations and Comprehensive Income
(In Thousands)
Except share and per share data
			PRO FORMA
	Aftersoft Group, Inc. For the Three Months Ended September 30, 2006	EXP Dealer Software Ltd. for the Period from July 1, 2006 through August 24, 2006	Aftersoft Group, Inc. For the Three Months Ended September 30, 2006

Revenues	$5,851	$563	$6,414
Cost of revenues	2,641	81	2,722
	3,210	482	3,692

Operating expenses
Research and development	775	79	854
Sales and marketing	520	43	563
General and administrative	820	301	1,121
Depreciation and amortization	383	16	399
Total operating expenses	2,498	439	2,937

Operating income	712	43	755

Other income (expense)
Interest expense	(23)	(3)	(26)
Interest income	2	-	2
Gain (loss) on sale of property and equipment	(4)	-	(4)
Other, net	496	5	501
Total other income, net	471	2	473

Income from operations	1,183	45	1,228

Provision for income taxes	244	14	258

Net income	939	31	970

Foreign currency translation gain (loss)	72	(21)	51

Total comprehensive income	$1,011	$10	$1,021

Weighted average number of shares of common stock outstanding - basic and diluted	46,147,967	16,923,200	63,071,167

Earnings per share attributed to common stockholders - basic and diluted	$0.02	$-	$0.02

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Cash Flows
(In Thousands)

				PRO FORMA
	Aftersoft Group, Inc. For the Three Months Ended September 30, 2006	EXP Dealer Software Ltd. for the Period from July 1, 2006 through August 24, 2006	Adjustments	Aftersoft Group, Inc. For the Three Months Ended September 30, 2006

Cash flows from operating activities :

Net income	$939	$31	$-	$970
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	383	16	-	399
Release of provisions relating to discontinued operations	(487)	-	-	(487)
Loss on sale of property and equipment	4	-	-	4
Changes in assets and liabilities (net of the effect of acquisition) :
Trade accounts receivable	(781)	567	-	(214)
Inventories	(84)	10	-	(74)
Prepaid expenses and other assets	246	(324)	-	(78)
Accounts payable	276	68	-	344
Taxes payable	101	103	-	204
Deferred revenue	(317)	(125)	-	(442)
Accrued expenses and other liabilities	(146)	(148)	-	(294)
Net cash provided by operating activities	134	198	-	332

Cash flows from investing activities :
Cash acquired	105	-	(105)	-
Purchase of property and equipment	(38)	(14)	-	(52)
Capitalized software development costs	(188)	-	-	(188)
Net cash used in investing activities	(121)	(14)	(105)	(240)

Cash flows from financing activities :
Payment on long-term debt	(5)	-	-	(5)
Payments on related party advances	(76)	(92)	-	(168)
Net cash provided by (used in) financing activities	(81)	(92)	-	(173)

Effect of exchange rate changes	72	(21)	-	51
Net increase in cash and cash equivalents	4	71	(105)	(30)
Cash, beginning of period	423	34	-	457
Cash, end of period	$427	$105	$(105)	$427

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands)
Except share and per share data
			PRO FORMA
	Aftersoft Group, Inc. For the Three Months Ended September 30, 2005	EXP Dealer Software Ltd.For the Three Months Ended September 30, 2005	Aftersoft Group, Inc. For the Three Months Ended September 30, 2005

Revenues	$4,779	$926	$5,705
Cost of revenues	2,439	148	2,587
	2,340	778	3,118

Operating expenses
Research and development	774	111	885
Sales and marketing	479	71	550
General and administrative	860	1,343	2,203
Depreciation and amortization	278	20	298
Total operating expenses	2,391	1,545	3,936

Operating loss	(51)	(767)	(818)

Other income (expense)
Interest expense	(31)	(6)	(37)
Other, net	-	(1)	(1)
Total other expense	(31)	(7)	(38)

Loss from operations	(82)	(774)	(856)

Provision for income taxes	81	44	125

Net loss	(163)	(818)	(981)

Foreign currency translation gain (loss)	(13)	18	5

Total comprehensive loss	$(176)	$(800)	$(976)

Weighted average number of shares of common stock outstanding - basic and diluted	32,500,000	28,000,000	60,500,000

Loss per share attributed to common stockholders - basic and diluted	(0.01)	(0.03)	(0.02)

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Cash Flows
(In Thousands)

			PRO FORMA
	Aftersoft Group, Inc. For the Three Months Ended September 30, 2005	EXP Dealer Software Ltd. For the Three Months Ended September 30, 2005	Aftersoft Group, Inc. For the Three Months Ended September 30, 2005

Cash flows from operating activities :

Net loss	$(163)	$(818)	$(981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities :
Depreciation and amortization	278	20	298
Changes in assets and liabilities (net of the effect of acquisition) :
Trade accounts receivable	(145)	(65)	(210)
Inventories	(57)	(36)	(93)
Prepaid expenses and other assets	3	13	16
Accounts payable	(228)	3	(225)
Taxes payable	81	44	125
Deferred revenue	(107)	263	156
Accrued expenses and other liabilities	516	(38)	478
Net cash provided by (used in) operating activities	178	(614)	(436)

Cash flows from investing activities :
Purchase of property and equipment	-	(22)	(22)
Capitalized software development costs	(111)	-	(111)
Net cash used in investing activities	(111)	(22)	(133)

Cash flows from financing activities :
Proceeds from long-term debt	6	-	6
Proceeds from related party advances	-	560	560
Payment on long-term debt	(95)	-	(95)
Net cash provided by (used in) financing activities	(89)	560	471

Effect of exchange rate changes	(13)	18	5
Net increase in cash and cash equivalents	(35)	(58)	(93)
Cash, beginning of period	194	63	257
Cash, end of period	$159	$5	$164

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

The Company has been informed of a verdict against CarParts Technologies, Inc. (“CarParts”). In the litigation in the Court of Common Pleas of Allegheny County, Pennsylvania, in favor of Aidan McKenna, judgment in favor of Mr. McKenna in the principal amount of $3,555,000, which the Company is vigorously appealing. The Company filed a claim against McKenna for $1,000,000 for breach of contract alleging that McKenna continued to conduct business in the Open Webs Corporation in violation of the asset purchase agreement. The Company has made a provision of $1,650,000 in its legal expense accrual account to cover the cost of any verdict with respect to this litigation as of September 30, 2006. CarParts is now known as AFS Tire Management, Inc. (“AFS Tire”). AFS Tire is a wholly owned subsidiary of Aftersoft Network N.A, Inc., which, in turn, is a wholly owned subsidiary of the Company

In September 2006, Mr. McKenna filed another action in the Court of Common Pleas of Allegheny County, Pennsylvania. This new action seeks to enforce Mr. McKenna’s previously described judgment against CarParts against several new entities, including AFS Tire Management, Inc., AFS Warehouse Distribution Management, Inc., AFS Autoservice, Inc., Auto Data Network, Inc. and the Company. This new action alleges that all of these entities are liable for payment of the CarParts judgment obtained by Mr. McKenna. The Company denies any such liability and claims, and intends to vigorously defend this new action.

Homann Tire LTD filed a complaint against the Company’s subsidiary AFS Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company's obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002. Homann alleges breach of contract, breach of warranty and intentional and negligent misrepresentation. The Company maintains the complaint is without merit. There are scheduled depositions and mediation talks in October and a trial date is set for April 30, 2007.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements contained in this Quarterly Report on Form 10-QSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company's objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis or Plan of Operation in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2006 and our other filings with the SEC.

Overview

Aftersoft Group, Inc. develops and markets business and supply chain management software solutions to small and medium-size firms in the automotive aftermarket in the U.S and UK. The Company aims to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service. Our customers include parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors. We are a large supplier to the U.S. market, which represents a $68 billion market opportunity with approximately 20,000 potential clients. We are the market leader in the UK market, which is an estimated $27 billion market opportunity with approximately 30 million vehicles in circulation.

The Company operates through its subsidiaries: MAM Software Ltd (“MAM Software”) and EXP Dealer Software Limited (“EXP Dealer Software”) in the UK and Aftersoft Network N.A., Inc. (“AFS”) in the U.S. Our companies offer products and services to meet the needs of businesses that manage large and diverse inventories amid complex supply chains and distribution environments, all of which require specialized and sophisticated software services to operate efficiently.

MAM Software is the largest provider of software to the automotive aftermarket in the UK. MAM Software specializes in fully integrated business management solutions for the motor factoring (jobber), retailing, and wholesale distribution sectors. MAM also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry. MAM is comprised of three subsidiaries based in Sheffield, UK : MAM Autopart Limited, MAM AutoCat Limited and MAM Autowork Limited.

AFS develops open business automation and distribution channel eCommerce systems for the automotive aftermarket supply chain in the U.S. and Canada. More than 3,000 leading aftermarket outlets in the U.S. use these systems, including tier one manufacturers, program groups, warehouse distributors, tire and service chains and independent installers. AFS is comprised of three subsidiaries : AFS Warehouse Distribution Management, Inc., AFS Autoservice, Inc. and AFS Tire Management, Inc. AFS Tire Management, Inc. was formerly known as CarParts Technologies, Inc.

EXP Dealer Software sells proprietary software and professional services to the dealership sector of the automotive market in the UK. EXP Dealer Software is compromised of two subsidiaries : MMI Automotive Limited, (”MMI Automotive”), which is based in Swindon, UK, provides software products and services to dealerships to help increase business efficiency and profitability within these low margin businesses. It presently serves clients such as Ford UK, Honda, Mitsubishi UK and Vauxhall (General Motors). Chester, UK-based Anka Design Limited (“Anka Design”) is a ‘below the line’ advertising and design business serving the automotive and technology sectors.

Critical Accounting Policies

There were no changes since those policies disclosed in our June 30, 2006 10-KSB Filing.

Results of Operations

This quarter’s revenue of $5,851,000 compared with $4,779,000 for the quarter ended September 30, 2005, was in line with the Company expectations, with strong sales and revenues from the UK-based businesses and the U.S. businesses showing flat sales, but with revenue from maintenance and support services remaining steady. We expect that sales and revenue will continue to increase in both UK operations (MAM Software and EXP Dealer Software) over the coming quarter. The increase may be limited, however, due to budget constraints common for customers at the end of the year. We expect sales and revenues from the U.S. businesses to increase during the coming period as we continue to roll out our AutoPart product to existing and new clients and increased marketing presence raises awareness of AFS and its associated products and services. Our present funding from ongoing sales and revenue will continue to sustain the Company through the coming year in line with projections while allowing us to expand into the U.S. marketplace.

Total Cost of Revenues. Total cost of revenues for the three months ended September 30, 2006, increased to $2,641,000 from $2,439,000 for the three months ended September 30, 2005. This was consistent with the increase in revenues during the period.

For the reasons noted above, total gross profit increased by $870,000, or 37% for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005.

Operating Expenses. The following table sets forth, for the periods indicated, the Company's operating expenses and the variance thereof.

	For the Three Months Ended September 30,
			Variance	Variance
	2006	2005	$	%
Research and development	$775,000	$774,000	$(1,000)	(0.1%)
Sales and marketing	520,000	479,000	41,000	8.6%
General and administrative	820,000	860,000	(40,000)	(4.7%)
Depreciation and amortization	383,000	278,000	105,000	37.8%

Total Operating Expenses	$2,498,000	$2,391,000	$(107,000)	(4.5%)

Operating Expenses decreased by $107,000 for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. This is due to the following:

Research and Development Expenses. Decreased slightly during the period due to economies on payroll expenses.

Sales and Marketing. Was significantly higher due to the increased activities in the USA.

General and Administration. Decreased by $40,000 primarily due to reductions in payroll related expenses.

Depreciation and Amortization. Depreciation and amortization expenses increased due to amortization of additional capitalized software development costs incurred.

Interest Expense. Interest expense decreased by $8,000, or 25.8%, compared to the three months ended September 30, 2005. This decrease was a result of the reduction of long-term debt between fiscal year 2005 and fiscal year 2006.

The Company realized $487,000 of miscellaneous income in the quarter ended September 30, 2006 due to the release of a long-term liability relating to discontinued operations which are no longer required.

Net Income. As a result of the above, the Company realized net income amounting to $939,000 for the three months ended September 30, 2006, compared with a net loss of ($163,000) for the three months ended September 30, 2005.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2007, which has already occurred in the quarter ended September 30, 2006. If internal revenues prove not to be sufficient to support our growth plans, we may consider raising additional funds through debt or equity financing. There can be no assurance that such funding will be available on acceptable terms, in timely fashion or even available at all. Should new funds be delayed, we plan to reduce the burden on our current funding to a sustainable level and to tailor our development programs accordingly.

Summary

We have identified a number of opportunities to widen our client base within the automotive industry and beyond to other vertical markets that struggle to manage similarly complex businesses. We are integrating our newly acquired auto dealership management unit, EXP Dealer Software. We plan to expand into the UK’s lumber and hardware market, which have an unmet need for solutions to manage their relationships and inventory with greater efficiency. We have entered the wholesale distributor marketplace, which we believe will be well served by our inventory and tracking products and services. We plan to explore potential acquisitions to increase our customer base in that area.

We believe we can maximize customer retention by continuing to develop products that streamline and simplify their operations, thereby increasing their profit margin. By supporting our customer’s recurring revenues, we expect to continue to build our own revenue stream. While we believe our revenue will support the current business going forward, our plans for growth in the next 12 months will require additional capital to hire sales staff to target new markets effectively and to support expanding operations overall as well as make acquisitions possible.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new markets and introducing new products. Taken together, we anticipate these plans will return value to our shareholders.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

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

(b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

The Company has been informed of a verdict against CarParts Technologies, Inc. (“CarParts”). In the litigation in the Court of Common Please of Allegheny County, Pennsylvania, in favor of Aidan McKenna, judgment in favor of Mr McKenna in the principal amount of $3,555,000, which the company is vigorously appealing. The Company filed a claim against McKenna for $1,000,000 for breach of contract alleging that McKenna continued to conduct business in the Open Webs Corporation in violation of the asset purchase agreement. The Company has made a provision of $1,650,000 in its legal expense accrual account to cover the cost of any verdict with respect to this litigation as of September 30, 2006. CarParts is now known as AFS Tire Management, Inc. (“AFS Tire”). AFS Tire is a wholly owned subsidiary of Aftersoft Network N.A, Inc., which, in turn, is a wholly owned subsidiary of the Company

In September 2006, Mr. McKenna filed another action in the Court of Common Pleas of Allegheny County, Pennsylvania. This new action seeks to enforce Mr. McKenna’s previously described judgment against CarParts against several new entities, including AFS Tire Management, Inc., AFS Warehouse Distribution Management, Inc., AFS Autoservice, Inc., Auto Data Network, Inc. and the Company. This new action alleges that all of these entities are liable for payment of the CarParts judgment obtained by Mr. McKenna. The Company denies any such liability and claims, and intends to vigorously defend this new action.

Homann Tire LTD filed a complaint against the Company’s subsidiary AFS Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company's obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002. Homann alleges breach of contract, breach of warranty and intentional and negligent misrepresentation. The Company maintains the complaint is without merit. There are scheduled depositions and mediation talks in October and a trial date is set for April 30, 2007.

ITEM 2. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the first quarter.

ITEM 4. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 5. EXHIBITS

Exhibit
Number	Description

10.1
Share Sale Agreement relating to EXP Dealer Software Limited dated August 4, 2006 among Auto Data Network, Inc., Aftersoft Group, Inc. and Aftersoft Dealer Software Limited (incorporated by reference to Exhibit 10.1 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed on August 31, 2006).

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aftersoft Group, Inc.

Date : November 16, 2006	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer
(Principal Executive Officer)

Date : November 16, 2006	By:	/s/ Michael O’Driscoll
Michael O’Driscoll
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1 *
Share Sale Agreement relating to EXP Dealer Software Limited dated August 4, 2006 among Auto Data Network, Inc., Aftersoft Group, Inc. and Aftersoft Dealer Software Limited (incorporated by reference to Exhibit 10.1 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed on August 31, 2006).

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