Form 10QSB
period 2006-12-31
Aftersoft Group
filed 2007-02-14
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The issuer has 79,821,167 shares of common stock outstanding as of February 14, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Table of Contents

Part I—Financial Information

PART I—Financial Information

Unless the context indicates or requires otherwise, (i) the term “Aftersoft” refers to Aftersoft Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Software” refers to MAM Software Limited; (iii) the term “AFS” refers to Aftersoft Network N.A, Inc. and its subsidiaries; (iv) the term “EXP Dealer Software” refers to EXP Dealer Software Limited and its subsidiaries; and (v) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to Aftersoft Group.

ITEM 1.	FINANCIAL STATEMENTS

AFTERSOFT GROUP, INC
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$767
Accounts receivable, net of allowance of $286	5,580
Note receivable	950
Inventories	561
Amount due from parent company	304
Other	776
Total Current Assets	8,938

Property and equipment, net	327
OTHER ASSETS
Goodwill	22,966
Amortizable intangible assets, net	7,502
Software development costs, net	1,292
Other long-term assets	34
Total Other Assets	31,794
TOTAL ASSETS	$41,059

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,697
Accrued expenses	2,045
Accrued legal expenses	1,895
Payroll and other taxes	988
Current portion of long-term debt	892
Deferred revenue	2,521
Taxes payable	1,030
Total Current Liabilities	12,068

LONG-TERM LIABILITIES
Deferred revenue	772
Deferred income taxes	880
Long-term debt	6
Total Liabilities	13,726

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 63,071,167 shares issued and outstanding	6
Additional paid-in capital	24,528
Accumulated other comprehensive loss	(258)
Retained earnings	3,057
Total Stockholders’ Equity	27,333
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except share and per share data)
	For the Three Months Ended		For the Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Revenues	$6,788	$4,845	$12,639	$9,624
Cost of revenues	2,676	2,290	5,317	4,729
Gross profit	4,112	2,555	7,322	4,895

Operating expenses
Research and development	853	763	1,628	1,536
Sales and marketing	591	487	1,111	966
General and administrative	1,033	699	1,853	1,559
Depreciation and amortization	532	265	915	544
Total operating expenses	3,009	2,214	5,507	4,605

Operating income	1,103	341	1,815	290

Other income (expense)
Interest expense	(36)	(26)	(59)	(58)
Interest income	1	-	3	-
Gain (loss) on sale of property and equipment	-	304	(4)	304
Other, net	4	17	500	18
Total other income (expense)	(31)	295	440	264

Income from operations	1,072	636	2,255	554

Provision for income taxes	134	104	378	185
Net income	938	532	1,877	369

Foreign currency translation gain (loss)	58	(44)	130	(57)
Total comprehensive income	$996	$488	$2,007	$312

Earnings per share attributed to common stockholders - basic and diluted	$0.01	$0.02	$0.03	$0.01

Weighted average number of shares of common stock outstanding - basic and diluted	63,071,167	34,101,167	54,657,167	34,101,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Thousands)

	For the Six Months Ended
	December 31, 2006	December 31, 2005

Cash flows from operating activities:

Net income	$1,877	$369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	915	544
Release of provisions relating to discontinued operations	(487)	-
Loss (gain) on sale of property and equipment	4	(304)
Changes in operating assets and liabilities (net of the effect of acquisition):
Accounts receivable	(1,680)	(588)
Inventories	(308)	(90)
Prepaid expenses and other assets	50	(16)
Accounts payable	791	(113)
Accrued expenses and other liabilities	(218)	578
Deferred revenue	(289)	(348)
Taxes payable	53	185
Net cash provided by operating activities	708	217

Cash flows from investing activities:
Cash acquired in acquisition	105	-
Purchase of property and equipment	(99)	(34)
Proceeds from the sale of property and equipment	-	304
Capitalized software development costs	(370)	(164)
Net cash provided by (used in) investing activities	(364)	106

Cash flows from financing activities:
Proceeds from related party advances	-	327
Payments on long-term debt	(10)	(467)
Payments on related party advances	(120)	(208)
Net cash used in financing activities	(130)	(348)

Effect of exchange rate changes	130	(57)
Net increase (decrease) in cash and cash equivalents	344	(82)
Cash, beginning of period	423	194
Cash, end of period	$767	$112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

	For the Six Months Ended December 31, 2006	For the Six Months Ended December 31, 2005

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$59	$58
Income taxes	$164	$0

Non-cash investing and financing transactions during the period for:

Shares issued to ADN, Inc. for EXP Dealer Software Limited:
Cash	$105
Accounts receivable	491
Other current assets	788
Property and equipment	153
Accounts payable and accrued expenses	(945)
Deferred revenue	(1,292)
Amortizable intangible assets	2,363
Goodwill	905
Book value of EXP Dealer Software Limited	$2,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended	For the Six Months Ended
	December 31, 2005	December 31, 2006	December 31, 2005

Revenues	$6,112	$13,202	$11,817
Cost of revenues	2,753	5,398	5,340
Gross profit	3,359	7,804	6,477

Operating expenses
Research and development	951	1,707	1,836
Sales and marketing	584	1,154	1,134
General and administrative	997	2,154	3,200
Depreciation and amortization	378	988	767
Total operating expenses	2,910	6,003	6,937

Operating income (loss)	449	1,801	(460)

Other income (expense)
Interest expense	(32)	(62)	(70)
Interest income	-	3	-
Gain (loss) on sale of property and equipment	304	(4)	304
Other, net	14	505	14
Total other income (expense)	286	442	248

Income (loss) from operations	735	2,243	(212)

Provision for income taxes	154	392	279
Net income (loss)	581	1,851	(491)

Foreign currency translation gain (loss)	(59)	109	(54)

Total comprehensive income (loss)	$522	$1,960	$(545)

Earnings (loss) per share attributed to common stockholders - basic and diluted	$(0.01)	$0.03	$(0.01)

Weighted average number of shares of common stock outstanding - basic and diluted	62,101,167	63,071,167	62,101,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Thousands)

	For the Six Months Ended
	December 31, 2006	December 31, 2005

Cash flows from operating activities:

Net income (loss)	$1,851	$(491)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	988	767
Release of provisions relating to discontinued operations	(487)	-
Loss (gain) on sale of property and equipment	4	(304)
Changes in operating assets and liabilities (net of the effect of acquisition):
Accounts receivable	(1,113)	(1,028)
Inventories	(298)	(160)
Prepaid expenses and other assets	(274)	(60)
Accounts payable	859	(42)
Accrued expenses and other liabilities	(366)	873
Deferred revenue	(414)	(93)
Taxes payable	156	267
Net cash provided by (used in) operating activities	906	(271)

Cash flows from investing activities:
Purchase of property and equipment	(113)	(58)
Proceeds from the sale of property and equipment	-	304
Capitalized software development costs	(370)	(164)
Net cash provided by (used in) investing activities	(483)	82

Cash flows from financing activities:
Proceeds from related party advances	-	887
Payments on long-term debt	(10)	(467)
Payments on related party advances	(212)	(208)
Net cash provided by (used in) financing activities	(222)	212

Effect of exchange rate changes	109	(54)
Net increase (decrease) in cash and cash equivalents	310	(31)
Cash, beginning of period	457	257
Cash, end of period	$767	$226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC.
PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

	For the Six Months Ended December 31, 2006	For the Six Months Ended December 31, 2005

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$62	$70
Income taxes	$164	$0

Non-cash investing and financing transactions during the period for:

Shares issued to ADN, Inc. for EXP Dealer Software Limited:
Cash	$105
Accounts receivable	491
Other current assets	788
Property and equipment	153
Accounts payable and accrued expenses	(945)
Deferred revenue	(1,292)
Amortizable intangible assets	2,363
Goodwill	905
Book value of EXP Dealer Software Limited	$2,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended December 31, 2006 and 2005

NOTE 1.	MANAGEMENT'S REPRESENTATION

The consolidated financial statements included herein have been prepared by Aftersoft Group, Inc. (“Aftersoft Group” or the "Company"), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

NOTE 2.	NATURE OF BUSINESS

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of Auto Data Network, Inc. ("ADN, Inc."), which owns approximately 96% of the Company’s outstanding common stock.

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited is based in Sheffield., U.K. EXP Dealer Software Services Limited is comprised of MMI Automotive Limited, based in Wiltshire and Anka Design Limited, based in Warrington, U.K. Aftersoft Network N.A., Inc. is comprised of AFS Warehouse Distribution Management, Inc. and AFS Tire Management Inc., which are based in Dana Point, California and AFS Autoservice, Inc., which is based in Allentown, Pennsylvania.

On December 21, 2005, W3 Group, Inc. ("W3") consummated an Acquisition Agreement ("Agreement") to acquire all of the outstanding shares of common stock of Old Aftersoft Group, Inc. ("Oldco") owned by ADN, Inc. in exchange for the issuance of 32,500,000 newly issued shares of W3, par value $0.0001 per share (the "Common Stock").

Pursuant to the Agreement and as a result of consummation of the Agreement, the existing shareholders of W3 owned 1,601,167 shares, or approximately 4.7% of the 34,101,167 total outstanding shares of the Common Stock and ADN owned 32,500,000 shares or approximately 95.3% of the total outstanding shares. Concurrent with the closing of the transaction, the Board of Directors of W3 appointed three additional directors designated by ADN to serve until the next annual election of directors. In addition, concurrent with the close of the transaction, W3 (1) changed its corporate name from W3 Group, Inc. to Aftersoft Group, Inc., (2) changed its corporate address to California, and (3) replaced the corporate officers. The acquisition was recorded as a reverse acquisition, whereby the assets, liabilities and 32,500,000 outstanding shares of common stock of Oldco (reported as a 21,667:1 stock split and reflected retroactively for all periods presented) were reported at their historical cost and the 1,601,167 shares of W3 reflected as being issued by the Company on December 21, 2005 as a corporate reorganization. In addition, the results of Oldco for all periods presented prior to the reverse acquisition are reported as the results of the Company.

On August 25, 2006, the Company, through a wholly owned subsidiary, Aftersoft Dealer Software Limited ("Aftersoft Dealer Software"), completed the acquisition (the "Acquisition") of EXP Dealer Software Limited ("EXP Dealer Software") from ADN, Inc. EXP Dealer Software owns and operates ADN, Inc.’s dealer management ("DMS") business. Pursuant to the terms of a Share Sale Agreement (the "Share Sale Agreement") dated August 4, 2006 among the Company, Aftersoft Dealer Software and ADN, Inc., Aftersoft Dealer Software acquired 100% of the outstanding shares of EXP Dealer Software from ADN, Inc. in exchange for 28,000,000 shares of the Company's common stock. As the transaction is with the Company’s majority shareholder, the net assets acquired are recorded in the Company’s books at their historical net book value. As the acquired entity was under the common control of ADN, Inc. during all periods presented herein, all historical information of EXP Dealer Software relating to all previous periods presented prior to August, 25, 2006 have been added to the Company’s accounts and presented in the “pro forma” statements (see pp 5-7 and Note 6).

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

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2006, the Company did not have any balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at credit worthy financial institutions.

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

No customer accounted for more than 10% of the Company's revenues during the three and six month periods ended December 31, 2006 and 2005.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires public companies to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company believes it operates in only one segment and as such has not presented additional segment disclosures.

Geographic Concentrations

The Company conducts business in the United States, Canada, United Kingdom (“UK”) and the rest of Europe. From customers headquartered in their respective countries, the Company derived 20% of its revenues from the United States, 71% from its UK operations and 9% of its revenues from the rest of Europe, excluding the UK, during the quarter ended December 31, 2006 compared to 1% from Canada, 36% from the United States and 63% from the UK for the quarter ended December 31, 2005. For the six months ended December 31, 2006, the Company derived 1% of its revenues from Canada, 23% of its revenues from the United States, 73% from its UK operations and 3% of its revenues from the rest of Europe, compared to 1% from Canada, 34% from the United States and 65% from the UK for the six months ended December 31, 2005. As of December 31, 2006, the Company maintains 90% of its net property and equipment in the UK with the remaining 10% in North America.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, related party loans, long-term debt, accounts payable, note receivable and accrued expenses. The carrying values of such instruments classified as current approximate their fair values as of December 31, 2006 due to their short-term maturities. The difference between the fair value and recorded values of the related party loans and long-term debt are not significant due to the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company's non-current instruments.

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

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income (loss) of the Company. Amortization expense was $170,000 and $130,000 for the three months ended December 31, 2006 and 2005, respectively, and $335,000 and $268,000 for the six months ended December 31, 2006 and 2005, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense on amortizable intangible assets was $315,000 and $504,000 for the three and six months ended December 31, 2006, respectively, and $188,000 and $376,000 for the three and six months ended December 31, 2005, respectively.

Goodwill

SFAS No. 142, "Goodwill and Other Intangible Assets," addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its goodwill existed at December 31, 2006. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of goodwill in the future.

Factoring Agreement

A subsidiary of the Company has a factoring agreement under which it can borrow up to 75 percent of its outstanding accounts receivable balance, excluding invoices for maintenance and support, under a line of credit as per the open ended contract. The line bears interest at 2.25% above the UK base rate. Funds collected in excess of borrowings are included in other current assets and amounts borrowed in excess of funds collected by the factoring company are included in other current liabilities in the accompanying consolidated balance sheet. As of December 31, 2006, $247,000 was collected in excess of borrowings and is included in other current assets in the accompanying consolidated balance sheet.

Long-Lived Assets

The Company's management assesses the recoverability of other long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2006, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Accordingly, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectibility is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In accordance with SOP No. 98-9, the Company accounts for delivered elements in accordance with the residual method when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

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

The Company records amounts billed to customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheet.

Revenues for maintenance agreements are recognized ratably over the terms of the service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense was $32,000 and $8,000 for the three months ended December 31, 2006 and 2005, respectively, and $92,000 and $19,000 for the six months ended December 31, 2006 and 2005, respectively.

Other Income

Of the $500,000 reported, the Company realized $487,000 of miscellaneous income in the six months ended December 31, 2006 due to the release of a long-term liability relating to discontinued operations which is no longer required.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiary are translated into U.S. dollars at the quarter end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders' equity (deficit), which totaled approximately $58,000 and ($44,000) for the three months ended December 31, 2006 and 2005, respectively, and $130,000 and ($57,000) for the six months ended December, 2006 and 2005, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no material foreign currency gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during the period from non-owner sources. For the three and six months ended December 31, 2006 and 2005, the components of comprehensive income (loss) consist of foreign currency translation gains (losses).

Income Taxes

The Company accounts for domestic and foreign income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) finalized and issued Interpretation No. 48 (“FIN 48”), entitled “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company’s fiscal year endingJune 30, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157 entitled “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

NOTE 3.	NOTE RECEIVABLE

On June 10, 2006, the Company sold 100% of the outstanding common stock of Euro Software Limited to a third party for $450,000 in cash and $950,000 in a non-interest bearing note due in installments of cash or publicly traded buyer stock of $450,000 in December 2006 and $500,000 in June 2007. As of December 31, 2006, $950,000 was outstanding. Payment of $450,000 has been received subsequent to December 31, 2006.

NOTE 4.	TRANSACTIONS WITH PARENT COMPANY

From time to time payments are made between ADN, Inc. and its subsidiaries. As of December 31, 2006, the balance due from ADN, Inc. was $304,000, which is non-interest bearing and due on demand.

NOTE 5.	ACQUISITION

As discussed in Note 2, on August 25, 2006, 100% of the stock of EXP Dealer Software was acquired for 28,000,000 shares of Common Stock of the Company. The acquisition was treated as a common control merger and recorded at the net book value of EXP Dealer Software in the books of ADN, Inc., as 100% of EXP Dealer Software’s shares were previously owned by ADN, Inc.

The accompanying consolidated statement of income for the three and six months ended December 31, 2006 includes the results of operations of EXP Dealer Software from the date of acquisition.

The net book value of EXP Dealer Software at August 25, 2006 was as follows:

Cash	$105
Accounts receivable	491
Other current assets	788
Property and equipment	153
Accounts payable and accrued expenses	(945)
Deferred revenue	(1,292)
Amortizable intangible assets	2,363
Goodwill	905
$2,568

The table above reflects adjustments recorded in the Company's second quarter based on management's analysis and determination of the appropriate net book value of EXP Dealer Software as of the date of acquisition.

NOTE 6.	PRO FORMA PRESENTATION

As discussed in Notes 2 and 5, the Company acquired EXP Dealer Software on August 25, 2006. As EXP Dealer Software was previously wholly owned by ADN, Inc., the transaction is considered a combination of entities under common control. As such, applying the guidance in SFAS No. 141, “Business Combinations”, the Company has recognized the assets and liabilities transferred at their carrying amounts in ADN, Inc.’s accounts as of the date of transfer. In addition, as required in SFAS No. 141, the Company has presented pro forma financial statements for the previously separate companies for all periods presented as if EXP Dealer Software had been combined with the Company throughout these periods.
The following tables summarize the balances of EXP Dealer Software that have been combined with the results of the Company for the periods presented herein:

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Six Months Ended December 31, 2006
	Aftersoft Group Consolidation	EXP Dealer Software Ltd. Prior to Date of Acquisition	PRO FORMA Aftersoft Group Consolidation

Revenues	$12,639	$563	$13,202
Cost of revenues	5,317	81	5,398
Gross profit	7,322	482	7,804

Operating expenses
Research and development	1,628	79	1,707
Sales and marketing	1,111	43	1,154
General and administrative	1,853	301	2,154
Depreciation and amortization	915	73	988
Total operating expenses	5,507	496	6,003

Operating income (loss)	1,815	(14)	1,801

Other income (expense)
Interest expense	(59)	(3)	(62)
Interest income	3	-	3
Gain (loss) on sale of property and equipment	(4)	-	(4)
Other, net	500	5	505
Total other income (expense)	440	2	442

Income (loss\0 from operations	2,255	(12)	2,243

Provision for income taxes	378	14	392
Net income (loss)	1,877	(26)	1,851

Foreign currency translation gain (loss)	130	(21)	109
Total comprehensive income (loss)	$2,007	$(47)	$1,960

Earnings per share attributed to common stockholders - basic and diluted	$0.03	$(0.00)	$0.03

Weighted average number of shares of common stock outstanding - basic and diluted	54,657,167	8,414,000	63,071,167

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended December 31, 2006
	Aftersoft Group Consolidation	EXP Dealer Software Ltd. Prior to date of Acquisition	Adjustments	PRO FORMA Aftersoft Group Consolidation

Cash flows from operating activities:

Net income (loss)	$1,877	$(26)	$-	$1,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	915	73	-	988
Release of provisions relating to discontinued operations	(487)	-	-	(487)
Loss on sale of property and equipment	4	-	-	4
Changes in operating assets and liabilities (net of the effect of acquisition):
Accounts receivable	(1,680)	567	-	(1,113)
Inventories	(308)	10	-	(298)
Prepaid expenses and other assets	50	(324)	-	(274)
Accounts payable	791	68	-	859
Accrued expenses and other liabilities	(218)	(148)	-	(366)
Deferred revenue	(289)	(125)	-	(414)
Taxes payable	53	103	-	156
Net cash provided by operating activities	708	198	-	906

Cash flows from investing activities:
Cash acquired in acquisition	105	-	(105)	-
Purchase of property and equipment	(99)	(14)	-	(113)
Capitalized software development costs	(370)	-	-	(370)
Net cash used in investing activities	(364)	(14)	(105)	(483)

Cash flows from financing activities:
Payments on long-term debt	(10)	-	-	(10)
Payments on related party advances	(120)	(92)	-	(212)
Net cash used in financing activities	(130)	(92)	-	(222)

Effect of exchange rate changes	130	(21)	-	109
Net increase (decrease) in cash and cash equivalents	344	71	(105)	310
Cash, beginning of period	423	34	-	457
Cash, end of period	$767	$105	$(105)	$767

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Three Months Ended December 31, 2005			Six Months Ended December 31, 2005
	Aftersoft Group Consolidation	EXP Dealer Software Ltd.	PRO FORMA Aftersoft Group Consolidation	Aftersoft Group Consolidation	EXP Dealer Software Ltd.	PRO FORMA Aftersoft Group Consolidation

Revenues	$4,845	$1,267	$6,112	$9,624	$2,193	$11,817
Cost of revenues	2,290	463	2,753	4,729	611	5,340
Gross profit	2,555	804	3,359	4,895	1,582	6,477

Operating expenses
Research and development	763	189	951	1,536	300	1,836
Sales and marketing	487	97	584	966	168	1,134
General and administrative	699	298	997	1,559	1,641	3,200
Depreciation and amortization	265	112	378	544	223	767
Total operating expenses	2,214	696	2,910	4,605	2,332	6,937

Operating income (loss)	341	108	449	290	(750)	(460)

Other income (expense)
Interest expense	(26)	(6)	(32)	(58)	(12)	(70)
Gain on sale of property and equipment	304	-	304	304	-	304
Other, net	17	(3)	14	18	(4)	14
Total other income (expense)	295	(9)	286	264	(16)	248

Income (loss) from operations	636	99	735	554	(766)	(212)

Provision for income taxes	104	50	154	185	94	279
Net income (loss)	532	49	581	369	(860)	(491)

Foreign currency translation gain (loss)	(44)	(15)	(59)	(57)	3	(54)
Total comprehensive income (loss)	$488	$34	$522	$312	$(857)	$(545)

Earnings (loss) per share attributed to common stockholders - basic and diluted	$0.02	$0.00	$0.01	$0.01	$(0.03)	$(0.01)

Weighted average number of shares of common stock outstanding - basic and diluted	34,101,167	28,000,000	62,101,167	34,101,167	28,000,000	62,101,167

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended December 31, 2005
	Aftersoft Group, Inc.	EXP Dealer Software Ltd.	Pro Forma December 31, 2005

Cash flows from operating activities:

Net income (loss)	$369	$(860)	$(491)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	544	223	767
Gain on sale of property and equipment	(304)	-	(304)
Changes in operating assets and liabilities (net of the effect of acquisition):
Accounts receivable	(588)	(440)	(1,028)
Inventories	(90)	(70)	(160)
Prepaid expenses and other assets	(16)	(44)	(60)
Accounts payable	(113)	71	(42)
Accrued expenses and other liabilities	578	295	873
Deferred revenue	(348)	255	(93)
Taxes payable	185	82	267
Net cash provided by (used in) operating activities	217	(488)	(271)

Cash flows from investing activities:
Purchase of property and equipment	(34)	(24)	(58)
Proceeds from the sale of property and equipment	304	-	304
Capitalized software development costs	(164)	-	(164)
Net cash provided by (used in) investing activities	106	(24)	82

Cash flows from financing activities:
Proceeds from related party advances	327	560	887
Payments on long-term debt	(467)	-	(467)
Payments on related party advances	(208)	-	(208)
Net cash provided by (used in) financing activities	(348)	560	212

Effect of exchange rate changes	(57)	3	(54)
Net increase (decrease) in cash and cash equivalents	(82)	51	(31)
Cash, beginning of period	194	63	257
Cash, end of period	$112	$114	$226

NOTE 7.	COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

The Company has been informed of a verdict against CarParts Technologies, Inc. (“CarParts”). In the litigation in the Court of Common Pleas of Allegheny County, Pennsylvania, in favor of Aidan McKenna, judgment in favor of Mr. McKenna has been awarded in the principal amount of $3,555,000, which the Company is vigorously appealing. The Company filed a claim against McKenna for $1,000,000 for breach of contract alleging that McKenna continued to conduct business in the Open Webs Corporation in violation of the asset purchase agreement. The Company has made a provision of $1,650,000 in its legal expense accrual account to cover the cost of any verdict with respect to this litigation as of December 31, 2006. CarParts is now known as AFS Tire Management, Inc.

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

Homann Tire LTD filed a complaint against the Company’s subsidiary AFS Tire Management, Inc. in California District Court on August 11, 2005 regarding the Company's obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002. The Company continues to negotiate with Homann and anticipates completing an agreement by the end of February 2007.

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

NOTE 8.	SUBSEQUENT EVENTS

Dealer Software and Services Limited ("DSS")

As an ongoing part of the Company’s strategy to serve the Dealer Management Software (“DMS”) market, on February 1, 2007, the Company issued 16,750,000 shares of common stock to Auto Data Network, Inc., the owners of Dealer Software and Services Limited (“DSS”) which owns a minority stake in DCS Automotive Ltd. DSS is based in London, UK and provides its own proprietary software and professional services to dealerships to help increase business efficiency, customer retention and profitability within this market. As this transaction occurred with the Company’s majority Shareholder, the net assets acquired will be recorded in the Company’s books at their historical book value as a common control merger.  (see Notes 2, 5 and 6)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company operates through its subsidiaries: MAM Software Limited and EXP Dealer Software Limited in the UK and AFS in the U.S. Our companies offer products and services to meet the needs of businesses that manage large and diverse inventories amid complex supply chains and distribution environments, all of which require specialized and sophisticated software services to operate efficiently.

MAM Software is a leading provider of software to the automotive aftermarket in the UK. MAM Software specializes in fully integrated business management solutions for the motor factoring (jobber), retailing, and wholesale distribution sectors. MAM also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry. MAM is based in Sheffield, England.

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

EXP Dealer Software sells proprietary software and professional services to the dealership sector of the automotive market in the UK. EXP Dealer Software is compromised of two subsidiaries: MMI Automotive Limited, (”MMI Automotive”), which is based in Swindon, UK, provides software products and services to dealerships to help increase business efficiency and profitability within these low margin businesses. It presently serves clients such as Ford UK, Honda, Mitsubishi UK and Vauxhall (General Motors). Chester, UK-based Anka Design Limited (“Anka Design”) is a “below the line” advertising and design business serving the automotive and technology sectors.

Critical Accounting Policies

There were no changes in those policies disclosed in our June 30, 2006 10-KSB Filing.

Results of Operations

Revenues of $6,788,000 and $12,639,000 for the three and six months ended to December 31, 2006 compared with $4,845,000 and $9,624,000 for the three and six months ended December 31, 2005, was in line with the Company expectations, with strong sales and revenues from the UK-based businesses and the U.S. businesses showing flat sales, but with revenue from maintenance and support services remaining steady. We expect that sales and revenue will continue to increase in both UK operations (MAM Software and EXP Dealer Software) over the coming quarter. We expect sales and revenues from the U.S. businesses to increase during the coming period as we continue to roll out our AutoPart product to existing and new clients and increased marketing presence raises awareness of AFS and its associated products and services. Our present funding from ongoing sales and revenue will continue to sustain the Company through the coming year in line with projections while allowing us to expand into the U.S. marketplace.

Cost of Revenues. Total cost of revenues for the three and six months ended December 31, 2006, was $2,676,000 and $5,317,000 compared with $2,290,000 and $4,729,000 for the same periods of December 31, 2005. This was consistent with the increase in revenues during the period. Margins have improved due to a change in the product mix, which includes less hardware costs, thereby generating better margins.

The total gross profit was $4,112,000 for the three months and $7,322,000 for the six months to December 31 2006, as compared with $2,555,000 and $4,895,000 for the same period in 2005.

Operating Expenses. The following tables set forth, for the periods indicated, the Company's operating expenses and the variance thereof.

	For the Three Months Ended December 31,
	2006	2005	Variance $	Variance %

Research and development	$853,000	$763,000	$90,000	11.8%
Sales and marketing	591,000	487,000	104,000	21.4%
General and administrative	1,033,000	699,000	334,000	47.8%
Depreciation and amortization	532,000	265,000	267,000	100.8%
Total Operating Expenses	$3,009,000	$2,214,000	$795,000	35.9%

	For the Six Months Ended December 31,
	2006	2005	Variance $	Variance %

Research and development	$1,628,000	$1,536,000	$92,000	6.0%
Sales and marketing	1,111,000	966,000	145,000	15.0%
General and administrative	1,853,000	1,559,000	294,000	18.9%
Depreciation and amortization	915,000	544,000	371,000	68.2%
Total Operating Expenses	$5,507,000	$4,605,000	$902,000	19.6%

Operating expenses increased by $795,000 for the three months to December 31, 2006 compared with the three months ended December 31, 2005, and increased by $902,000 for the six months ended December 31, 2006 compared with the six months ended December 31, 2005. This is due to the following:

Research and Development Expenses. Increased slightly during the period due to a first full quarter’s expenses from EXP Software.

Sales and Marketing. Higher expenditure due to increased activities in the USA.

General and Administrative. Increased by $334,000 and $294,000 for the three months and six months to December 31, 2006 and 2005, respectively. This was primarily due to an increase in payroll related expenses and first full quarter’s expenses from EXP Software.
Depreciation and Amortization. Depreciation and amortization expenses increased due mainly to amortization of additional intangibles which were acquired in connection with the acquisition of EXP Dealer Software Limited in the first quarter of 2006.

Interest Expense. Interest expense increased by $1,000 and $10,000 for the three months and six months to December 31, 2006 and 2005, respectively. This increase was a result of the increase in interest rates in 2006 over 2005.

Other Income. Of the $500,000 reported for the six months ended December 31, 2006, the Company realized $487,000 of miscellaneous income due to the release of a long-term liability relating to discontinued operations which is no longer required. For the six months ended December 31, 2005, the Company realized $18,000 of net income. Other income for the three months ended December 31, 2006 and 2005 was $4,000 and $17,000, respectively.

Income Taxes. Increased by $244,000 and $81,000 for the three months and six months to December 31, 2006 and 2005, respectively.

Net Income. As a result of the above, the Company realized net income amounting to $938,000 and $1,877,000 for the three and six months ended December 31, 2006, respectively, compared with net income of $532,000 and $369,000 for the three and six months ended December 31, 2005, respectively.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2007, which have already occurred in the quarter ended December 31, 2006. If internal revenues prove not to be sufficient to support our growth plans, we may consider raising additional funds through debt or equity financing. There can be no assurance that such funding will be available on acceptable terms, in timely fashion or even available at all. Should new funds be delayed, we plan to reduce the burden on our current funding to a sustainable level and to tailor our development programs accordingly.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None that were not previously disclosed in Form 8-K Filings.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the second quarter.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

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

Aftersoft Group, Inc.

Date : February 14, 2007	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Date : February 14, 2007	By:	/s/ Michael O’Driscoll
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