Form 10QSB
period 2007-03-31
Aftersoft Group
filed 2007-05-15
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _________

Commission file number 000-27083

Aftersoft Group, Inc.
(Name of Small Business Issuer in its charter)

Delaware	84-1108035
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

Savannah House, 11-12 Charles II Street, London, UK, SW1Y 4QU
(Address of principal executive offices)

Registrant’s telephone number, including area code : 011 44 207 451 2468

Securities registered under Section 12(b) or 12(g) of the Exchange Act: None

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

The issuer has 79,821,167 shares of common stock outstanding as of May 15, 2007.

Table of Contents

Part I—Financial Information

PART I—Financial Information

Unless the context indicates or requires otherwise, (i) the term “Aftersoft” refers to Aftersoft Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Software” refers to MAM Software Limited; (iii) the term “AFS” refers to Aftersoft Network N.A, Inc. and its subsidiaries; (iv) the term “EXP Dealer Software” refers to EXP Dealer Software Limited and its subsidiaries; (v) the term “DSS” refers to Dealer Software and Services Limited; and (vi) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to Aftersoft Group.

Item 1.  Financial Statements

AFTERSOFT GROUP, INC
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$780
Accounts receivable, net of allowance of $213	5,396
Note receivable	500
Inventories	545
Amount due from parent company	100
Other	670
Total Current Assets	7,991

Property and equipment, net	341

Investment in non-marketable securities	688

OTHER ASSETS
Goodwill	24,266
Amortizable intangible assets, net	7,225
Software development costs, net	1,265
Other long-term assets	28
Total Other Assets	32,784
TOTAL ASSETS	$41,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,756
Accrued expenses	1,857
Accrued legal expenses	1,728
Payroll and other taxes	900
Current portion of long-term debt	913
Current portion of deferred revenue	2,371
Taxes payable	786
Total Current Liabilities	11,311

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	681
Deferred income taxes	880
Long-term debt, net of current portion	130
Total Liabilities	13,002

Commitments and contingencies	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.0001 per share, 150,000,000 shares authorized, 79,821,167 shares issued and outstanding	8
Additional paid-in capital	25,215
Accumulated other comprehensive loss	(233)
Retained earnings	3,812
Total Stockholders’ Equity	28,802
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,804

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Revenues	$7,343	$5,766	$19,982	$15,390
Cost of revenues	2,878	2,455	8,195	7,184
Gross profit	4,465	3,311	11,787	8,206

Operating expenses
Research and development	827	792	2,455	2,328
Sales and marketing	585	421	1,696	1,387
General and administrative	1,409	971	3,262	2,530
Depreciation and amortization	465	436	1,380	980
Total operating expenses	3,286	2,620	8,793	7,225

Operating income	1,179	691	2,994	981

Other income (expense)
Gain on extinguishment of liability	-	-	487	-
Interest expense	(26)	(30)	(85)	(88)
Interest income	1	-	3	-
Gain (loss) on sale of property and equipment	-	4	(4)	308
Other, net	(3)	2	11	20
Total other income (expense)	(28)	(24)	412	240

Income before provision for income taxes	1,151	667	3,406	1,221

Provision for income taxes	396	165	774	350
Net income	755	502	2,632	871

Foreign currency translation gain (loss)	25	(32)	155	(89)

Total comprehensive income	$780	$470	$2,787	$782

Earnings per share - basic and diluted	$0.01	$0.01	$0.04	$0.03
Weighted average number of shares of common stock outstanding - basic and diluted	73,233,392	34,101,167	60,742,317	33,091,736

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Thousands)

	For the Nine Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:

Net income	$2,632	$871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,380	980
Gain on extinguishment of liability	(487)	-
Loss (gain) on sale of property and equipment	4	(308)
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(1,496)	(496)
Inventories	(292)	137
Prepaid expenses and other assets	612	(59)
Accounts payable	850	(85)
Accrued expenses and other liabilities	(509)	264
Deferred revenue	(530)	(369)
Taxes payable	(191)	352
Net cash provided by operating activities	1,973	1,287

Cash flows from investing activities:
Cash acquired in acquisition	105	-
Purchase of property and equipment	(145)	(41)
Proceeds from the sale of property and equipment	-	308
Capitalized software development costs	(1800)	(187)
Net cash provided by (used in) investing activities	(1,840)	80

Cash flows from financing activities:
Payments on long-term debt	(15)	(999)
Proceeds from related party advances	204	327
Payments on related party advances	(120)	(218)
Net cash provided by (used in) financing activities	69	(890)

Effect of exchange rate changes	155	(91)
Net increase in cash and cash equivalents	357	386
Cash and cash equivalents, beginning of period	423	194
Cash and cash equivalents, end of period	$780	$580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

	For the Nine Months Ended March 31, 2007	For the Nine Months Ended March 31, 2006
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$85	$88
Income taxes	$646	$-

Non-cash investing and financing transactions during the period for:
Settlement of note payable	$-	$510
Shares issued to Auto Data Network, Inc for the acquisition of investment in non-marketable securities	$688
Shares issued to Auto Data Network, Inc. for the acquisition of EXP Dealer Software Limited:
Cash	$105
Accounts receivable	491
Other current assets	788
Property and equipment	153
Accounts payable and accrued expenses	(945)
Deferred revenue	(1,292)
Amortizable intangible assets	2,363
Goodwill	905
Net book value of EXP Dealer Software Limited	$2,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended	For the Nine Months Ended
	March 31, 2006	March 31, 2007	March 31, 2006
Revenues	$6,878	$20,545	$18,695
Cost of revenues	2,733	8,276	8,073
Gross profit	4,145	12,269	10,622

Operating expenses
Research and development	959	2,534	2,795
Sales and marketing	514	1,739	1,648
General and administrative	1,367	3,563	4,567
Depreciation and amortization	549	1,453	1,316
Total operating expenses	3,389	9,289	10,326

Operating income	756	2,980	296

Other income (expense)
Gain on extinguishment of liability	-	487	-
Interest expense	(36)	(88)	(106)
Interest income	-	3	-
Gain (loss) on sale of property and equipment	4	(4)	308
Other, net	(1)	16	13
Total other income (expense)	(33)	414	215

Income before provision for income taxes	723	3,394	511

Provision for income taxes	213	788	492
Net income	510	2,606	19

Foreign currency translation gain (loss)	(29)	134	(85)

Total comprehensive income (loss)	$481	$2,740	$(66)

(Loss) earnings per share - basic and diluted	$(0.01)	$0.04	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	62,101,167	66,384,317	61,091,736

The accompanying notes are an integral part of these unaudited Pro Forma consolidated financial statements.

AFTERSOFT GROUP, INC
PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Thousands)

	For the Nine Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:

Net income	$2,606	$19
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,453	1,316
Gain on extinguishment of liability	(487)	-
Loss (gain) on sale of property and equipment	4	(308)
Changes in operating assets and liabilities:
Accounts receivable	(929)	(626)
Inventories	(282)	135
Prepaid expenses and other assets	288	(474)
Accounts payable	918	(46)
Accrued expenses and other liabilities	(657)	315
Deferred revenue	(655)	(42)
Taxes payable	(88)	434
Net cash provided by operating activities	2,171	723

Cash flows from investing activities:
Purchase of property and equipment	(159)	(81)
Proceeds from the sale of property and equipment	-	308
Capitalized software development costs	(1800)	(187)
Net cash provided by (used in) investing activities	(1,959)	40

Cash flows from financing activities:
Payments on long-term debt	(15)	(999)
Proceeds from related party advances	204	887
Payments on related party advances	(212)	(238)
Net cash provided by (used in) financing activities	(23)	(350)

Effect of exchange rate changes	134	(85)
Net increase in cash and cash equivalents	323	328
Cash and cash equivalents, beginning of period	457	257
Cash and cash equivalents, end of period	$780	$585

The accompanying notes are an integral part of these unaudited Pro Forma consolidated financial statements.

AFTERSOFT GROUP, INC.
PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

	For the Nine Months Ended March 31, 2007	For the Nine Months Ended March 31, 2006
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$85	$88
Income taxes	$646	$-

Non-cash investing and financing transactions during the period for:
Settlement of note payable		$510

Shares issued to Auto Data Network, Inc. for the acquisition of investment in non-marketable securities	$688

The accompanying notes are an integral part of these unaudited Pro Forma consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended March 31, 2007 and 2006

NOTE 1. MANAGEMENT’S REPRESENTATION

The consolidated financial statements included herein have been prepared by Aftersoft Group, Inc. (“Aftersoft Group” or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

NOTE 2. NATURE OF BUSINESS

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of Auto Data Network, Inc. (“ADN”), which owns approximately 89.25% of the Company’s outstanding common stock.

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited is based in Sheffield, U.K. EXP Dealer Software Services Limited is comprised of MMI Automotive Limited, based in Wiltshire and Anka Design Limited, based in Warrington, U.K. Aftersoft Network N.A., Inc. is comprised of AFS Warehouse Distribution Management, Inc. and AFS Tire Management Inc., which are based in Dana Point, California and AFS Autoservice, Inc., which is based in Allentown, Pennsylvania.

On December 21, 2005, W3 Group, Inc. (“W3”) consummated an Acquisition Agreement (“Agreement”) to acquire all of the outstanding shares of common stock of Old Aftersoft Group, Inc. (“Oldco”) owned by ADN, Inc. in exchange for the issuance of 32,500,000 newly issued shares of W3, par value $0.0001 per share (the “Common Stock”). Pursuant to the Agreement and as a result of consummation of the Agreement, the existing shareholders of W3 owned 1,601,167 shares, or approximately 4.7% of the 34,101,167 total outstanding shares of the Common Stock and ADN owned 32,500,000 shares or approximately 95.3% of the total outstanding shares. Concurrent with the closing of the transaction, the Board of Directors of W3 appointed three additional directors designated by ADN to serve until the next annual election of directors. In addition, concurrent with the close of the transaction, W3 (1) changed its corporate name from W3 Group, Inc. to Aftersoft Group, Inc., (2) changed its corporate address to California, and (3) replaced the corporate officers. The acquisition was recorded as a reverse acquisition, whereby the assets, liabilities and 32,500,000 outstanding shares of common stock of Oldco (reported as a 21,667:1 stock split and reflected retroactively for all periods presented) were reported at their historical cost and the 1,601,167 shares of W3 reflected as being issued by the Company on December 21, 2005 as a corporate reorganization. In addition, the results of Oldco for all periods presented prior to the reverse acquisition are reported as the results of the Company.

On August 25, 2006 the Company’s wholly owned subsidiary, Aftersoft Dealer Software Limited (“Aftersoft Dealer Software”), acquired 100% of the issued and outstanding shares of EXP Dealer Software Limited (“EXP Dealer Software”) from ADN in exchange for issuing 28,000,000 shares of Common Stock to ADN. As the transaction is with the Company’s majority stockholder, the net assets acquired are recorded in the Company’s books at their historical net book value. As the acquired entity was under the common control of ADN, during all periods presented herein, all historical information of EXP Dealer Software relating to all previous periods presented prior to August, 25, 2006 have been added to the Company’s accounts and presented in the “Pro Forma” statements (see pp 5-7 and Note 6).

On February 1, 2007, the Company consummated an agreement to acquire Dealer Software and Services, Limited (“DSS”), a subsidiary of ADN, in exchange for the issuance of 16,750,000 shares of Common Stock to ADN. As the only asset of DSS is its 18.18% ownership in DCS Automotive Holdings Limited (“DCS”), which DSS acquired on January 1, 2006, a non-public company in the UK, the Company recorded the acquisition at the net book value of the investment on the books of DSS.

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

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2007, the Company did not have any balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at credit worthy financial institutions. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Customers

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. Credit risk is managed by discontinuing sales to customers who are delinquent. The Company estimates credit losses and returns based on management’s evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

No customer accounted for more than 10% of the Company’s revenues during the three and nine month periods ended March 31, 2007 and 2006.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 requires public companies to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company believes it operates in only one segment and as such has not presented additional segment disclosures.

Geographic Concentrations

The Company conducts business in the United States, Canada, United Kingdom (“UK”) and the rest of Europe. From customers headquartered in their respective countries, the Company derived 16% of its revenues from the United States, 82% from its UK operations, 1% from Canada and 0% of its revenues from the rest of Europe, excluding the UK, during the quarter ended March 31, 2007 compared to 1% from Canada, 29% from the United States and 70% from the UK for the quarter ended March 31, 2006. For the nine months ended March 31, 2007, the Company derived 1% of its revenues from Canada, 20% of its revenues from the United States, 77% from its UK operations and 2% of its revenues from the rest of Europe, compared to 1% from Canada, 32% from the United States and 67% from the UK for the nine months ended March 31, 2006. As of March 31, 2007, the Company maintains 91% of its net property and equipment in the UK with the remaining 9% in North America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectibility of receivables, liquidation of inventories, the recoverability of long-lived assets and valuation of deferred tax assets. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, note receivable, related party loans, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments classified as current approximate their fair values as of March 31, 2007 due to their short-term maturities. The difference between the fair value and recorded values of the related party loans and long-term debt are not significant due to the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company’s non-current instruments.

Inventories

Inventories are stated at the lower of standard cost or current estimated market value. Cost is determined using the first-in, first-out method. Inventories consist primarily of hardware that will be sold to customers. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

Investment in Non-marketable Securities

Non-marketable securities consist of equity securities for which there are no quoted market prices. Such investments are initially recorded at their cost, subject to an impairment analysis. In the case of non-marketable securities acquired from the Company’s majority stockholder, the Company values the securities at the net book value as recorded on the majority stockholder’s books. Such investments will be reduced if the Company receives indications that a permanent decline in value has occurred. Any decline in value of non-marketable securities below cost that is considered to be “other than temporary” will be recorded as a reduction of the cost basis of the security and will be included in the consolidated statement of operations as an impairment loss.

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

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income (loss) of the Company. Amortization expense was $155,000 and $75,000 for the three months ended March 31, 2007 and 2006, respectively, and $490,000 and $224,000 for the nine months ended March 31, 2007 and 2006, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense on amortizable intangible assets was $278,000 and $782,000 for the three and nine months ended March 31, 2007, respectively, and $188,000 and $564,000 for the three and nine months ended March 31, 2006, respectively.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company’s management believes that no impairment of the carrying value of its goodwill existed at March 31, 2007. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in impairment of goodwill in the future.

For the nine months ended March 31, 2007, goodwill activity was as follows:

Balance June 30, 2006	$22,061,000
Acquisition of EXP Dealer Software	905,000
Balance March 31, 2007	$24,966,000

Factoring Agreement

Total Factored accounts receivable as of March 31, 2007 was $152,000 which amounts to less than 3% of the total accounts receivable balances for the Group. A subsidiary of the Company has a factoring agreement under which it can borrow up to 75 percent of its outstanding accounts receivable balance, excluding invoices for maintenance and support, under a line of credit as per the open ended contract. The line bears interest at 2.25% above the UK base rate. Funds collected in excess of borrowings are included in cash equivalents and amounts borrowed in excess of funds collected by the factoring company are included in other current liabilities in the accompanying consolidated balance sheet. As of March 31, 2007, $342,000 was collected in excess of borrowings and is included in cash and cash equivalents in the accompanying consolidated balance sheet.

Long-Lived Assets

The Company’s management assesses the recoverability of other long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2007, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Accordingly, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectibility is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In accordance with SOP No. 98-9, the Company accounts for delivered elements in accordance with the residual method when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

In those instances where arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies (which represents the majority of the Company’s arrangements), the Company accounts for the arrangements using contract accounting, as follows :

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense was $38,000 and $10,000 for the three months ended March 31, 2007 and 2006, respectively, and $131,000 and $29,000 for the nine months ended March 31, 2007 and 2006, respectively.

Gain on Extinguishment of Liability

The Company realized $487,000 of income from the extinguishment of a liability during the nine months ended March 31, 2007, due to the expiration of the statute of limitations related to such liability.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into U.S. dollars at the quarter end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity (deficit), which totaled approximately $25,000 and ($32,000) for the three months ended March 31, 2007 and 2006, respectively, and $155,000 and ($89,000) for the nine months ended March, 2007 and 2006, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no material foreign currency gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during the period from non-owner sources. For the three and nine months ended March 31, 2007 and 2006, the components of comprehensive income (loss) consist of foreign currency translation gains (losses).

Income Taxes

The Company accounts for domestic and foreign income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes.

Basic and Diluted Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average shares outstanding assuming all potential dilutive common shares were issued. Basic and diluted earnings per share are the same for the periods presented, as the Company has no dilutive securities.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) finalized and issued Interpretation No. 48 (“FIN 48”), entitled “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company’s fiscal year ending June 30, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS No. 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial position, results of operations and cash flows.

NOTE 3. NOTE RECEIVABLE

On June 10, 2006, the Company sold 100% of the outstanding common stock of Euro Software Limited to a third party for $450,000 in cash and $950,000 in a non-interest bearing note due in installments of cash or publicly traded buyer stock of $450,000 in December 2006 and $500,000 in June 2007. As of March 31, 2007, $500,000 was outstanding.

NOTE 4. TRANSACTIONS WITH PARENT COMPANY

From time to time payments are made between ADN and the Company. As of March 31, 2007, the balance due from ADN was $100,000, which is non-interest bearing and due on demand.

NOTE 5. ACQUISITION

As discussed in Note 2, on August 25, 2006, 100% of the stock of EXP Dealer Software was acquired for 28,000,000 shares of Common Stock of the Company. The acquisition was treated as a common control merger and recorded at the net book value of EXP Dealer Software in the books of ADN, as 100% of EXP Dealer Software’s shares were previously owned by ADN.

The accompanying consolidated statement of income for the three and nine months ended March 31, 2007 includes the results of operations of EXP Dealer Software from the date of acquisition.

The net book value of EXP Dealer Software at August 25, 2006 was as follows (in thousands) :

Cash	$105
Accounts receivable	491
Other current assets	788
Property and equipment	153
Accounts payable and accrued expenses	(945)
Deferred revenue	(1,292)
Amortizable intangible assets	2,363
Goodwill	905
$2,568

The table above reflects adjustments recorded in the Company’s second quarter based on management’s analysis and determination of the appropriate net book value of EXP Dealer Software as of the date of acquisition.

NOTE 6. PRO FORMA PRESENTATION

As discussed in Notes 2 and 5, the Company acquired EXP Dealer Software on August 25, 2006. As EXP Dealer Software was previously wholly owned by ADN, the transaction is considered a combination of entities under common control. As such, applying the guidance in SFAS No. 141, “Business Combinations”, the Company has recognized the assets and liabilities transferred at their carrying amounts in ADN’s accounts as of the date of transfer. In addition, as required in SFAS No. 141, the Company has presented pro forma financial statements for the previously separate companies for all periods presented as if EXP Dealer Software had been combined with the Company throughout these periods.

The following tables summarize the balances of EXP Dealer Software that have been combined with the results of the Company for the periods presented herein:

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Nine Months Ended March 31, 2007
	Aftersoft Group Consolidation	EXP Dealer Software Ltd. Prior to Date of Acquisition	PRO FORMA Aftersoft Group Consolidation

Revenues	$19,982	$563	$20,545
Cost of revenues	8,195	81	8,276
Gross profit	11,787	482	12,269

Operating expenses
Research and development	2,455	79	2,534
Sales and marketing	1,696	43	1,739
General and administrative	3,262	301	3,563
Depreciation and amortization	1,380	73	1,453
Total operating expenses	8,793	496	9,289

Operating income (loss)	2,994	(14)	2,980

Other income (expense)
Gain on extinguishment of liability	487	-	487
Interest expense	(85)	(3)	(88)
Interest income	3	-	3
Gain (loss) on sale of property and equipment	(4)	-	(4)
Other, net	11	5	16
Total other income (expense)	412	2	414

Income before provision for income taxes	3,406	(12)	3,394

Provision for income taxes	774	14	788
Net income (loss)	2,632	(26)	2,606

Foreign currency translation gain (loss)	155	(21)	134
Total comprehensive income (loss)	$2,787	$(47)	$2,740

Earnings (loss) per share - basic and diluted	$0.04	$(0.00)	$0.04

Weighted average number of shares of common stock outstanding - basic and diluted	60,742,317	5,642,000	66,384,317

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended March 31, 2007
	Aftersoft Group Consolidation	EXP Dealer Software Ltd. Prior to date of Acquisition	Adjustments	PRO FORMA Aftersoft Group Consolidation

Cash flows from operating activities:

Net income (loss)	$2,632	$(26)	$-	$2,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,380	73	-	1,453
Gain on extinguishment of liability	(487)		-	(487)
Loss on sale of property and equipment	4	-	-	4
Changes in operating assets and liabilities:
Accounts receivable	(1,496)	567	-	(929)
Inventories	(292)	10	-	(282)
Prepaid expenses and other assets	612	(324)	-	288
Accounts payable	850	68	-	918
Accrued expenses and other liabilities	(509)	(148)	-	(657)
Deferred revenue	(530)	(125)	-	(655)
Taxes payable	(191)	103	-	(88)
Net cash provided by operating activities	1,973	198	-	2,171

Cash flows from investing activities:
Cash acquired in acquisition	105	-	(105)	-
Purchase of property and equipment	(145)	(14)	-	(159)
Capitalized software development costs	(1800)	-	-	(1800)

Net cash used in investing activities	(1,840)	(14)	(105)	(1,959)

Cash flows from financing activities:
Payments on long-term debt	(15)	-	-	(15)
Proceeds from related party advances	204	-	-	204
Payments on related party advances	(120)	(92)	-	(212)
Net cash used in financing activities	69	(92)	-	(23)

Effect of exchange rate changes	155	(21)	-	134
Net increase (decrease) in cash and cash equivalents	357	71	(105)	323
Cash and cash equivalents, beginning of period	423	34	-	457
Cash and cash equivalents, end of period	$780	$105	$(105)	$780

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Three Months Ended March 31, 2006			Nine Months Ended March 31, 2006
	Aftersoft Group Consolidation	EXP Dealer Software Ltd.	PRO FORMA Aftersoft Group Consolidation	Aftersoft Group Consolidation	EXP Dealer Software Ltd.	PRO FORMA Aftersoft Group Consolidation

Revenues	$5,766	$1,112	$6,878	$15,390	$3,305	$18,695
Cost of revenues	2,455	278	2,733	7,184	889	8,073
Gross profit	3,311	834	4,145	8,206	2,416	10,622

Operating expenses
Research and development	792	167	959	2,328	467	2,795
Sales and marketing	421	93	514	1,387	261	1,648
General and administrative	971	396	1,367	2,530	2,037	4,567
Depreciation and amortization	436	113	549	980	336	1,316
Total operating expenses	2,620	769	3,389	7,225	3,101	10,326

Operating income (loss)	691	65	756	981	(685)	296

Other income (expense)
Interest expense	(30)	(6)	(36)	(88)	(18)	(106)
Gain on sale of property and equipment	4	-	4	308	-	308
Other, net	2	(3)	(1)	20	(7)	13
Total other income (expense)	(24)	(9)	(33)	240	(25)	215

Income (loss) before provision for income taxes	667	56	723	1,221	(710)	511

Provision for income taxes	165	48	213	350	142	492
Net income (loss)	502	8	510	871	(852)	19

Foreign currency translation gain (loss)	(31)	2	(29)	(90)	5	(85)
Total comprehensive income (loss)	$471	$10	$481	$781	$(847)	$(66)

Earnings (loss) per share - basic and diluted	$0.01	$0.00	$0.01	$0.03	$(0.03)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	34,101,167	28,000,000	62,101,167	33,091,736	28,000,000	61,091,736

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended March 31, 2006
	Aftersoft Group Consolidation	EXP Dealer Software Ltd.	PRO FORMA Aftersoft Group Consolidation
Cash flows from operating activities:

Net income (loss)	$871	$(852)	$19
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	980	336	1,316
Gain on sale of property and equipment	(308)	-	(308)
Changes in operating assets and liabilities:
Accounts receivable	(496)	(130)	(626)
Inventories	137	(2)	135
Prepaid expenses and other assets	(59)	(415)	(474)
Accounts payable	(85)	39	(46)
Accrued expenses and other liabilities	264	51	315
Deferred revenue	(369)	327	(42)
Taxes payable	352	82	434
Net cash provided by (used in) operating activities	1,287	(564)	723

Cash flows from investing activities:
Purchase of property and equipment	(41)	(40)	(81)
Proceeds from the sale of property and equipment	308	-	308
Capitalized software development costs	(187)	-	(187)
Net cash provided by (used in) investing activities	80	(40)	40

Cash flows from financing activities:
Proceeds from related party advances	327	560	887
Payments on long-term debt	(999)	-	(999)
Payments on related party advances	(219)	(19)	(238)
Net cash provided by (used in) financing activities	(891)	541	(350)

Effect of exchange rate changes	(90)	5	(85)
Net increase (decrease) in cash and cash equivalents	386	(58)	328
Cash and cash equivalents, beginning of period	194	63	257
Cash and cash equivalents, end of period	$580	$5	$585

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

As previously reported in the Company’s Form 10-QSB filed on November 17, 2006, the Company was informed of a judgement against CarParts Technologies, Inc. (“CarParts”) in favor of Aidan McKenna in litigation in the Court of Common Pleas of Allegheny County, Pennsylvania. The judgment was for the principal amount of $3,555,000 and stems from a complaint filed by Mr. McKenna on November 13, 2002 regarding an asset purchase transaction. CarParts is now known as AFS Tire Management, Inc. (“AFS Tire”). AFS Tire is a wholly owned subsidiary of Aftersoft Network N.A, Inc., which, in turn, is a wholly owned subsidiary of the Company.

In a companion case to the aforementioned action, Mr. McKenna filed a Request for Entry of Sister State Judgment in the Superior Court of California for Orange County seeking the enforcement of his Pennsylvania judgment against CarParts in Orange County, California. In response, CarParts filed a Motion to Vacate Entry of Judgment on Sister State Judgment or to Stay Enforcement of Judgment. The hearing on that motion was set for and heard on September 7, 2006. At the hearing, CarParts’ motion was denied.

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

The Company is actively engaged in negotiations to resolve the outstanding claims brought by Mr. McKenna Any such settlement could involve the issuance by the Company of securities. Any such issuance of securities would dilute the interests of existing stockholders. Definitive settlement agreements might require that some or all of the securities issued in any settlement would be preferred stock or other senior securities with rights superior and prior to those of holders of Common Stock with respect to dividends, liquidation, voting or otherwise, including affirmative or negative covenants restricting the Company. Any settlement might also require the payment of substantial sums of cash. Any of the foregoing might adversely affect the holders of the Common Stock or restrict the ability of the Company to implement its business plan absent additional financing. Failure to achieve settlements might result in litigation expense and distraction of management attention from business operations, and might otherwise have a materially adverse effect on the Company if Mr. McKenna were to enforce claims against the Company or any of its assets. The Company presently anticipates that on-going negotiations with Mr. McKenna will result in definitive agreements. In connection with the acquisition by the Company from ADN of corporate assets including the business which is subject to the litigation by Mr. McKenna, ADN gave the Company the benefit of certain representations made to ADN when the business was acquired by ADN, and management of the Company would seek to rely upon those representations if matters are not resolved to the satisfaction of the Company.

Homann Tire LTD (“Homann”) filed a complaint against the Company’s subsidiary AFS Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company’s obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002. The Company successfully negotiated an agreement with Homann on March 29, 2007. The terms of the agreement call for a settlement payment to Homann in the amount of $150,000 as evidenced by a note payable The note payable bears interest at 8% per annum. Payment of $25,000 was made in April 2007. The remaining balance of $125,000 is payable in April 2009. Interest on the note payable is payable in monthly installments of $833. The Company reclassified the settlement liability from accrued legal expenses to $25,000 of current portion of notes payable and $125,000 of notes payable, net of current portion.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers’ contracts the Company indemnifies the customer that the software provided does not violate any US patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements contained in this Quarterly Report on Form 10-QSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis or Plan of Operation in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2006 and our other filings with the SEC.

Overview

Aftersoft Group, Inc. develops and markets business and supply chain management software solutions to small and medium-size firms in the automotive aftermarket in the U.S and UK. The Company aims to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service. Our customers include parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors. We are a large supplier of these solutions to the U.S. market, which needs to manage $68 billion of parts and services annually with approximately 140,000 potential sites requiring our solutions according to the Automotive Aftermarket Industry Association (AAIA) handbook for 2006. We are the market leader in the UK market, which needs to manage an estimated $27 billion of parts and services annually with approximately 30 million vehicles in circulation according to a 2004 report by the UK Department of Trade and Industry.

The Company operates through its subsidiaries: MAM Software Limited and EXP Dealer Software Limited in the UK and Aftersoft Network NA, Inc in the U.S. Our companies offer products and services to meet the needs of businesses that manage large and diverse inventories amid complex supply chains and distribution environments, all of which require specialized and sophisticated software services to operate efficiently.

MAM Software is a leading provider of software to the automotive aftermarket in the UK. MAM specializes in fully integrated business management solutions for the motor factoring (jobber), retailing, and wholesale distribution sectors. MAM also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry. MAM is based in Sheffield, England.

Aftersoft Network NA develops open business automation and distribution channel eCommerce systems for the automotive aftermarket supply chain in the U.S. and Canada. More than 3,000 leading aftermarket outlets in the U.S. use these systems, including tier one manufacturers, program groups, warehouse distributors, tire and service chains and independent installers. The company is comprised of three subsidiaries: AFS Warehouse Distribution Management, Inc., AFS Autoservice, Inc. and AFS Tire Management, Inc.

EXP Dealer Software sells proprietary software and professional services to the dealership sector of the automotive market in the UK. EXP Dealer Software is comprised of two subsidiaries: MMI Automotive Limited, (“MMI Automotive”), which is based in Swindon, UK, provides software products and services to dealerships to help increase business efficiency and profitability within these low margin businesses. It presently serves clients such as Ford UK, Honda, Mitsubishi UK and Vauxhall (General Motors). Chester, UK-based Anka Design Limited (“Anka Design”) is a “below the line” advertising and design business serving the automotive and technology sectors.

Critical Accounting Policies

Other than as noted below, there were no changes to those policies disclosed in our June 30, 2006 10-KSB Filing.

Investment in Non-Marketable Securities

Non-marketable securities consist of equity securities for which there are no quoted market prices. Such investments are initially recorded at their cost, subject to an impairment analysis. In the case of non-marketable securities acquired from the Company’s majority stockholder, the Company values the securities at the net book value as recorded on the majority stockholder’s books. Such investments will be reduced if the Company receives indications that a permanent decline in value has occurred. Any decline in value of non-marketable securities below cost that is considered to be “other than temporary” will be recorded as a reduction on the cost basis of the security and will be included in the statement of operations as an impairment loss.

Results of Operations

Revenues of $7,343,000 and $19,982,000 for the three and nine months ended to March 31, 2007 compared with $5,766,000 and $15,390,000 for the three and nine months ended March 31, 2006, were in line with the Company’s expectations. We expect that revenues will continue to increase in both UK operations (MAM Software and EXP Dealer Software) over the coming quarter and that revenues from the U.S. businesses will benefit from the continued roll out our AutoPart product to existing and new clients and increased marketing presence raises awareness of Aftersoft Network NA and its associated products and services. Our present funding from ongoing sales and revenue will continue to sustain the Company through the coming year in line with projections while allowing us to expand into the U.S. marketplace.

Cost of Revenues. Total cost of revenues for the three and nine months ended March 31, 2007, was $2,878,000 and $8,195,000 compared with $2,455,000 and $7,184,000 for the same periods of March 31, 2006. This was consistent with the increase in revenues during the period. Margins have improved due to a change in the product mix, which includes less hardware costs, thereby generating better margins.

The total gross profit was $4,465,000 for the three months and $11,787,000 for the nine months to March 31, 2007, as compared with $3,311,000 and $8,206,000 for the same period in 2006.

Operating Expenses. The following tables set forth, for the periods indicated, the Company’s operating expenses and the variance thereof.

	For the Three Months Ended March 31,
	2007	2006	Variance $	Variance %

Research and development	$827,000	$792,000	$35,000	4.4%
Sales and marketing	585,000	421,000	164,000	39.0%
General and administrative	1,409,000	971,000	438,000	45.1%
Depreciation and amortization	465,000	436,000	29,000	6.7%
Total Operating Expenses	$3,286,000	$2,620,000	$666,000	25.4%

	For the Nine Months Ended December 31,
	2007	2006	Variance $	Variance %

Research and development	$2,455,000	$2,328,000	$127,000	5.5%
Sales and marketing	1,696,000	1,387,000	309,000	22.3%
General and administrative	3,262,000	2,530,000	732,000	28.9%
Depreciation and amortization	1,380,000	980,000	400,000	40.8%
Total Operating Expenses	$8,793,000	$7,225,000	$1,568,000	21.7%

Operating expenses increased by $666,000 for the three months to March 31, 2007 compared with the three months ended March 31, 2006, and increased by $1,568,000 for the nine months ended March 31, 2007 compared with the nine months ended March 31, 2006. This is due to the following:

Research and Development Expenses. Increased slightly during the period due to the acquisition of EXP Dealer Software Limited in the first quarter of the current financial year.

Sales and Marketing. Higher expenditure was due to increased activities in the USA and the addition of EXP Dealer Software Limited in the first quarter of the current financial year.

General and Administrative. Increased by $438,000 and $732,000 for the three months and nine months to March 31, 2007 and 2006, respectively. This was primarily due to an increase in payroll related expenses and the acquisition of EXP Dealer Software Limited in the first quarter of the current financial year.

Depreciation and Amortization. Depreciation and amortization expenses increased due mainly to amortization of additional intangible assets which were acquired in connection with the acquisition of EXP Dealer Software Limited in the first quarter of the fiscal year ending June 30, 2007.

Gain on Extinguishment of Liability. The Company realized $487,000 of income from the extinguishment of a liability due to the expiration of the statute of limitations.

Interest Expense. Interest expense decreased by $4,000 and $3,000 for the three months and nine months to March 31, 2007 and 2006, respectively. This increase was a result of the increase in interest rates in 2007 over 2006.

Other Income. Other income for the nine months ended March 31, 2007 amounted to $11,000 compared with $20,000 for the nine months ended March 31, 2006. Other income for the three months ended March 31, 2007 and 2006 was ($2,000) and $2,000, respectively.

Income Taxes. Increased by $131,000 for the three months and by $424,000 for the nine months to March 31, 2007 and 2006, respectively, due to higher pre-tax income in 2007.

Net Income. As a result of the above, the Company realized net income amounting to $1,090,000 and $2,965,000 for the three and nine months ended March 31, 2007, respectively, compared with net income of $502,000 and $871,000 for the three and nine months ended March 31, 2006, respectively.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2007, which have already occurred in the three and nine months ended March 31, 2007. If internal revenues prove not to be sufficient to support our growth plans, we may consider raising additional funds through debt or equity financing. There can be no assurance that such funding will be available on acceptable terms, in timely fashion or even available at all. Should new funds be delayed, we plan to reduce the burden on our current funding to a sustainable level and to tailor our development programs accordingly.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Homann Tire LTD (“Homann”) filed a complaint against the Company’s subsidiary AFS Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company’s obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002. The Company successfully negotiated an agreement with Homann on March 29, 2007. The terms of the agreement call for a settlement payment to Homann in the amount of $150,000 as evidenced by a note payable. The note payable bears interest at 8% per annum. Payment of $25,000 was made in April 2007. The remaining balance of $125,000 is payable in April 2009. Interest on the note payable is payable in monthly installments of $833.

Additionally, from time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None that were not previously disclosed in Form 8-K Filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the third quarter.

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

Aftersoft Group, Inc.

Date : May 15, 2007	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Date : May 15, 2007	By:	/s/ Michael O’Driscoll
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