Form 10QSB/A
period 2006-09-30
Aftersoft Group
filed 2007-05-25
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

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

EXP Dealer Software sells proprietary software and professional services to the dealership sector of the automotive market in the UK. EXP Dealer Software is comprised of two subsidiaries : MMI Automotive Limited, (”MMI Automotive”), which is based in Swindon, UK, provides software products and services to dealerships to help increase business efficiency and profitability within these low margin businesses. It presently serves clients such as Ford UK, Honda, Mitsubishi UK and Vauxhall (General Motors). Chester, UK-based Anka Design Limited (“Anka Design”) is a ‘below the line’ advertising and design business serving the automotive and technology sectors.

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