Form 10QSB/A
period 2006-12-31
Aftersoft Group
filed 2007-05-25
CIK 832488

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

The Company operates through its subsidiaries: MAM Software Limited and EXP Dealer Software Limited in the UK and Aftersoft Network N.A., Inc., (AFS) in the U.S. Our companies offer products and services to meet the needs of businesses that manage large and diverse inventories amid complex supply chains and distribution environments, all of which require specialized and sophisticated software services to operate efficiently.

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