Form 10QSB/A
period 2007-03-31
Aftersoft Group
filed 2007-05-25
CIK 832488

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
LIABILITIES AND STOCKHOLDERS' EQUITY
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

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Thousands)

	For the Nine Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:

Net income	$2,632	$871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,380	980
Gain on extinguishment of liability	(487)	-
Loss (gain) on sale of property and equipment	4	(308)
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(1,496)	(496)
Inventories	(292)	137
Prepaid expenses and other assets	612	(59)
Accounts payable	850	(85)
Accrued expenses and other liabilities	(509)	264
Deferred revenue	(530)	(369)
Taxes payable	(191)	352
Net cash provided by operating activities	1,973	1,287

Cash flows from investing activities:
Cash acquired in acquisition	105	-
Purchase of property and equipment	(145)	(41)
Proceeds from the sale of property and equipment	-	308
Capitalized software development costs	(500)	(187)
Cash earn-out payment relating to acquisition of EXP	(1,300)	-
Net cash provided by (used in) investing activities	(1,840)	80

Cash flows from financing activities:
Payments on long-term debt	(15)	(999)
Proceeds from related party advances	204	327
Payments on related party advances	(120)	(218)
Net cash provided by (used in) financing activities	69	(890)

Effect of exchange rate changes	155	(91)
Net increase in cash and cash equivalents	357	386
Cash and cash equivalents, beginning of period	423	194
Cash and cash equivalents, end of period	$780	$580

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

AFTERSOFT GROUP, INC
PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Thousands)
	For the Nine Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:

Net income	$2,606	$19
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,453	1,316
Gain on extinguishment of liability	(487)	-
Loss (gain) on sale of property and equipment	4	(308)
Changes in operating assets and liabilities:
Accounts receivable	(929)	(626)
Inventories	(282)	135
Prepaid expenses and other assets	288	(474)
Accounts payable	918	(46)
Accrued expenses and other liabilities	(657)	315
Deferred revenue	(655)	(42)
Taxes payable	(88)	434
Net cash provided by operating activities	2,171	723

Cash flows from investing activities:
Purchase of property and equipment	(159)	(81)
Proceeds from the sale of property and equipment	-	308
Capitalized software development costs	(500)	(187)
Cash earn-out payment relating to acquisition of EXP	(1,300)	-
Net cash provided by (used in) investing activities	(1,959)	40

Cash flows from financing activities:
Payments on long-term debt	(15)	(999)
Proceeds from related party advances	204	887
Payments on related party advances	(212)	(238)
Net cash used in financing activities	(23)	(350)

Effect of exchange rate changes	134	(85)
Net increase in cash and cash equivalents	323	328
Cash and cash equivalents, beginning of period	457	257
Cash and cash equivalents, end of period	$780	$585

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

NOTE 2. NATURE OF BUSINESS

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of Auto Data Network, Inc. ("ADN"), which owns approximately 89.25% of the Company’s outstanding common stock.

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

On August 25, 2006 the Company's wholly owned subsidiary, Aftersoft Dealer Software Limited ("Aftersoft Dealer Software"), acquired 100% of the issued and outstanding shares of EXP Dealer Software Limited ("EXP Dealer Software") from ADN in exchange for issuing 28,000,000 shares of Common Stock to ADN. As the transaction is with the Company’s majority stockholder, the net assets acquired are recorded in the Company’s books at their historical net book value. As the acquired entity was under the common control of ADN during all periods presented herein, all historical information of EXP Dealer Software relating to all previous periods presented prior to August, 25, 2006 have been added to the Company’s accounts and presented in the “Pro Forma” statements (see pp 5-7 and Note 6).

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

No customer accounted for more than 10% of the Company's revenues during the three and nine month periods ended March 31, 2007 and 2006.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company's management include, but are not limited to, the collectibility of receivables, liquidation of inventories, the recoverability of long-lived assets and valuation of deferred tax assets. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, note receivable, related party loans, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments classified as current approximate their fair values as of March 31, 2007 due to their short-term maturities. The difference between the fair value and recorded values of the related party loans and long-term debt are not significant due to the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company's non-current instruments.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations.

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

For the nine months ended March 31, 2007, goodwill activity was as follows:
Balance June 30, 2006	$22,061,000
Acquisition of EXP Dealer Software	905,000
Earn-out payment related to acquisition of EXP Dealer Software subsidiary	1,300,000
Balance March 31, 2007	$24,266,000

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

Long-Lived Assets

The Company's management assesses the recoverability of other long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2007, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into U.S. dollars at the quarter end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders' equity, which totaled approximately $25,000 and ($32,000) for the three months ended March 31, 2007 and 2006, respectively, and $155,000 and ($89,000) for the nine months ended March, 2007 and 2006, respectively.

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

During the quarter ended March 31, 2007, the Company made a one-time earn-out payment to the vendors of $1,300,000 related to the EXP Dealer Software acquisition. Such payment was recorded as an increase to the goodwill originally recorded in the transaction.

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

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended March 31, 2007
	Aftersoft Group Consolidation	EXP Dealer Software Ltd. Prior to date of Acquisition	Adjustments	PRO FORMA Aftersoft Group Consolidation

Cash flows from operating activities:

Net income (loss)	$2,632	$(26)	$-	$2,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,380	73	-	1,453
Gain on extinguishment of liability	(487)		-	(487)
Loss on sale of property and equipment	4	-	-	4
Changes in operating assets and liabilities:
Accounts receivable	(1,496)	567	-	(929)
Inventories	(292)	10	-	(282)
Prepaid expenses and other assets	612	(324)	-	288
Accounts payable	850	68	-	918
Accrued expenses and other liabilities	(509)	(148)	-	(657)
Deferred revenue	(530)	(125)	-	(655)
Taxes payable	(191)	103	-	(88)
Net cash provided by operating activities	1,973	198	-	2,171

Cash flows from investing activities:
Cash acquired in acquisition	105	-	(105)	-
Purchase of property and equipment	(145)	(14)	-	(159)
Capitalized software development costs	(500)	-	-	(500)
Cash earn out payment relating to acquisition of EXP	(1,300)	-	-	(1,300)
Net cash used in investing activities	(1,840)	(14)	(105)	(1,959)

Cash flows from financing activities:
Payments on long-term debt	(15)	-	-	(15)
Proceeds from related party advances	204	-	-	204
Payments on related party advances	(120)	(92)	-	(212)
Net cash used in financing activities	69	(92)	-	(23)

Effect of exchange rate changes	155	(21)	-	134
Net increase (decrease) in cash and cash equivalents	357	71	(105)	323
Cash and cash equivalents, beginning of period	423	34	-	457
Cash and cash equivalents, end of period	$780	$105	$(105)	$780

Aftersoft Group, Inc.
Pro Forma Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Three Months Ended March 31, 2006			Nine Months Ended March 31, 2006
	Aftersoft Group Consolidation	EXP Dealer Software Ltd.	PRO FORMA Aftersoft Group Consolidation	Aftersoft Group Consolidation	EXP Dealer Software Ltd.	PRO FORMA Aftersoft Group Consolidation

Revenues	$5,766	$1,112	$6,878	$15,390	$3,305	$18,695
Cost of revenues	2,455	278	2,733	7,184	889	8,073
Gross profit	3,311	834	4,145	8,206	2,416	10,622

Operating expenses
Research and development	792	167	959	2,328	467	2,795
Sales and marketing	421	93	514	1,387	261	1,648
General and administrative	971	396	1,367	2,530	2,037	4,567
Depreciation and amortization	436	113	549	980	336	1,316
Total operating expenses	2,620	769	3,389	7,225	3,101	10,326

Operating income (loss)	691	65	756	981	(685)	296

Other income (expense)
Interest expense	(30)	(6)	(36)	(88)	(18)	(106)
Gain on sale of property and equipment	4	-	4	308	-	308
Other, net	2	(3)	(1)	20	(7)	13
Total other income (expense)	(24)	(9)	(33)	240	(25)	215

Income (loss) before provision for income taxes	667	56	723	1,221	(710)	511

Provision for income taxes	165	48	213	350	142	492
Net income (loss)	502	8	510	871	(852)	19

Foreign currency translation gain (loss)	(31)	2	(29)	(90)	5	(85)
Total comprehensive income (loss)	$471	$10	$481	$781	$(847)	$(66)

Earnings (loss) per share - basic and diluted	$0.01	$0.00	$0.01	$0.03	$(0.03)	$(0.00)

Weighted average number of shares of common stock outstanding - basic and diluted	34,101,167	28,000,000	62,101,167	33,091,736	28,000,000	61,091,736

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

The Company is actively engaged in negotiations to resolve both the outstanding claims brought by Mr. McKenna. Any such settlement could involve the issuance of securities by the Company. Any such issuance of securities would dilute the interests of existing stockholders. Definitive settlement agreements might require that some or all of the securities issued in any settlement would be preferred stock or other senior securities with rights superior and prior to those of holders of Common Stock with respect to dividends, liquidation, voting or otherwise, including affirmative or negative covenants restricting the Company. Any settlement might also require the payment of substantial sums of cash. Any of the foregoing might adversely affect the holders of the Common Stock or restrict the ability of the Company to implement its business plan absent additional financing. Failure to achieve settlements might result in litigation expense and distraction of management attention from business operations, and might otherwise have a materially adverse effect on the Company if Mr. McKenna were to enforce claims against the Company or any of its assets. The Company presently anticipates that on-going negotiations with Mr. McKenna will result in definitive agreements satisfactory to the Company. In connection with the acquisition by the Company from ADN of corporate assets including the business which is subject to the litigation by Mr. McKenna, ADN gave the Company the benefit of certain representations made to ADN when the business was acquired by ADN, and management of the Company would seek to rely upon those representations if matters are not resolved to the satisfaction of the Company.

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

The Company operates through its subsidiaries: MAM Software Limited and EXP Dealer Software Limited in the UK and Aftersoft Network NA, Inc (“AFS”) in the U.S. Our companies offer products and services to meet the needs of businesses that manage large and diverse inventories amid complex supply chains and distribution environments, all of which require specialized and sophisticated software services to operate efficiently.

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

EXP Dealer Software sells proprietary software and professional services to the dealership sector of the automotive market in the UK. EXP Dealer Software is comprised of three subsidiaries: MMI Automotive Limited, (”MMI Automotive”), which is based in Swindon, UK, provides software products and services to dealerships to help increase business efficiency and profitability within these low margin businesses. It presently serves clients such as Ford UK, Honda, Mitsubishi UK and Vauxhall (General Motors). Chester, UK-based Anka Design Limited (“Anka Design”) is a “below the line” advertising and design business serving the automotive and technology sectors and Dealer Software Services Limited which owns the Group’s holding in DCS Automotive Holdings Limited.

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

Interest Expense. Interest expense decreased by $4,000 and $3,000 for the three months and nine months to March 31, 2007 and 2006, respectively. This decrease was a result of lower interest payments on outstanding loans.

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