Form 10KSB
period 2007-06-30
Aftersoft Group
filed 2007-10-12
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

Commission file number 000-27083

Aftersoft Group, Inc.
(Name of Small Business Issuer in its charter)

Delaware	84-1108035
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

Regus House, Herons Way Chester Business Park
Chester CH4 9QR
(Address of principal executive offices, including zip code)

Issuer 's telephone number, including area code 011 44 124 489 3138

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer’s revenues for the most recent fiscal year were $26,778,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of the issuer's common equity as of August 31, 2007 was $4,899,386.

The issuer has 87,054,471 shares of Common Stock outstanding as of September 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Exhibits filed

Code of Ethics (filed herewith)
List of Subsidiaries (incorporated by reference to Exhibit 21 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007)
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

PART I

Item 1.Description of Business

Unless the context indicates or requires otherwise, (i) the term "Aftersoft" refers to Aftersoft Group, Inc. and its principal operating subsidiaries; (ii) the term "MAM Software" refers to MAM Software Limited and its operating subsidiaries; (iii) the term "ASNA" refers to Aftersoft Network N.A., Inc. and its operating subsidiaries;(iv) the term "EXP Dealer Software" refers to EXP Dealer Software Limited and its operating subsidiaries; and (v) the terms "we," "our," "ours," "us" and the "Company" refer collectively to Aftersoft Group, Inc.

Our Company

Aftersoft Group, Inc. provides software, information and services to the automotive aftermarket in the U.S., UK and Canada and to the automotive dealership market in the UK.

The automotive aftermarket consists of businesses associated with the life cycle of a motor vehicle--from when the original manufacturer's warranty expires to when the vehicle is scrapped. The market includes the parts, tires and auto services required to maintain and improve the performance or appeal of a vehicle throughout its useful life We provide business management systems, information products and online services that businesses engaged in the automotive aftermarket use to manage their critical day-to-day business operations through automated point-of-sale, inventory management, purchasing, general accounting and customer relationship management. Our customer base consists of wholesale parts and tire distributors, retailers, franchisees, cooperatives, auto service chains and single location auto service businesses with high customer service expectations and complex commercial relationships. The automotive dealership market consists of businesses that sell automobiles from single site, independent dealerships to franchised, multi-site dealerships. We service these businesses with business management systems that enable them to service customers more fully, keep accurate records of automobiles in stock and service department work and costs, thus helping dealerships manage the entire client relationship more efficiently and profitably.

The Company's revenues are derived from :

•	Business management systems comprised of proprietary software applications, implementation and training; and

•	Subscription-based services, including software support and maintenance, information (content) products and online services

Background

Aftersoft Group, Inc. is a subsidiary of Auto Data Network, Inc. (“ADNW”), which owns approximately eighty two percent (82%) of the Company’s outstanding Common Stock.

Our principal executive office is located at Regus House, Herons Way, Chester Business Park, Chester, CH4 9QR and our phone number is 44 124 489 3138.

In December 2005,W3 Group, Inc. (“W3”) consummated a reverse acquisition and changed its corporate name to Aftersoft Group, Inc. W3 was initially incorporated in February 1988 in Colorado and changed its state of incorporation to Delaware in May 2003. On December 21, 2005, an Acquisition Agreement (the "Agreement") was consummated among W3, a separate Delaware corporation named Aftersoft Group, Inc. (“Oldco”) and Auto Data Network, Inc. ("ADNW") in which W3 acquired all of the issued and outstanding shares of Oldco in exchange for issuing 32,500,000 shares of Common Stock of W3, par value $0.0001 per share (the "Common Stock"), to ADNW, which was then the sole shareholder of the Company. At the time of the acquisition, W3 had no business operations. Concurrent with the acquisition, W3 changed its name to Aftersoft Group, Inc. and its corporate officers were replaced. The Board of Directors of the Company appointed three additional directors designated by ADNW to serve until the next annual election of directors. As a result of the acquisition, former W3 shareholders owned 1,601,167, or 4.7% of the 34,101,167 total issued and outstanding shares of Common Stock and ADNW owned 32,500,000 or 95.3% of the Company's Common Stock. On December 22, 2005, Oldco changed its name to Aftersoft Software, Inc. and is currently inactive.

On August 25, 2006 the Company acquired 100% of the issued and outstanding shares of EXP Dealer Software Limited ("EXP Dealer Software") from ADNW in exchange for issuing 28,000,000 shares of Common Stock to ADNW. On February 1, 2007, the Company consummated an agreement to acquire Dealer Software and Services Limited (“DSS”), a subsidiary of ADNW, in exchange for issuing 16,750,000 shares of Common Stock to ADNW. As a result, ADNW owns 71,250,000 shares or approximately 81.85% of our outstanding shares of Common Stock outstanding. ADNW is sometimes referred to in this report as the “Majority Stockholder”.

The purchase consideration for DSS was 16,750,000 shares of Common Stock in a share exchange agreement consummated on February 1 2007. DSS owned 18.81% of the issued share capital of DCS Automotive Limited (“DCS”), which is a supplier of dealer management systems and specializes in flexible, connective technologies and services designed exclusively for the automotive industry. DCS has been a supplier to the automotive industry for over 25 years. The remaining issued share capital of DCS comprising 15,000 shares is owned by Reynolds & Reynolds Automotive Holdings Limited. Subsequent to the year-end, the Company’s investment in DCS was sold to Reynolds & Reynolds Automotive Holdings Limited.

The Company has the following wholly owned direct subsidiaries: MAM Software., EXP Dealer Software, Dealer Software and Services and Aftersoft Group (UK) in the UK and Aftersoft Network N.A. in the U.S.

Aftersoft Group, Inc. Organization Chart

MAM Software

MAM Software provides business management software to businesses engaged in the automotive aftermarket in the UK. MAM Software specializes in providing reliable and competitive software solutions to the motor factoring (jobber), retailing, and wholesale distribution sectors. It also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry. All MAM Software programs are based on the Microsoft Windows family of operating systems. Each program is fully compatible with the other applications in their range, enabling them to be combined to create a fully integrated package. MAM Software is based in Sheffield, UK.

Aftersoft Network N.A., Inc. (ASNA)

ASNA develops open business automation and distribution channel eCommerce systems for the automotive aftermarket supply chain. These systems are used by leading aftermarket outlets, including tier one manufacturers, program groups, warehouse distributors, tire and service chains and independent installers. ASNA products and services enable companies to generate new sales, operate more cost efficiently, accelerate inventory turns and maintain stronger relationships with suppliers and customers. ASNA has offices in Dana Point, California and Allentown , Pennsylvania and is a provider of software to businesses engaged in the automotive aftermarket in the U.S.

EXP Dealer Software

EXP Dealer Software sells proprietary software and professional services to the automotive dealership sector of the automotive market in the UK. EXP Dealer Software has two wholly owned subsidiaries: (1) MMI Automotive Limited, (“MMI Automotive”) is based in Swindon, UK, which provides software products and services to automotive dealerships to help increase business efficiency and profitability within these low-margin businesses. Its clients include Ford UK, Honda, Mitsubishi UK, Vauxhall (General Motors), Audi, and Volkswagen; and (2) Chester, UK-based Anka Design Limited is a “below the line” advertising and design business serving the automotive and technology sectors. “Below the line” advertising consists of less conventional uses and methods for advertising. Traditional methods consist of usual channels of advertising products and services, such as television, billboards and newspapers. “Below the line” includes activities such as direct mail, public relations and sales promotions for which a fee is agreed upon and charged up front by a promoter.

Dealer Software and Services

The Company held its investment in DCS Automotive Limited through its wholly owned subsidiary, Dealer Software and Services Limited. Subsequent to the year-end, the Company sold this investment.

Aftersoft Group (UK)Ltd

Aftersoft Group (UK) Ltd manages the administration of the whole group and is based in Chester.

Industry Overview

The Company aims to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

In the U.S., the automotive aftermarket generated $160 billion in sales in 2005, an annualized growth rate of 5% over 2004 and the largest increase since 2000, according to the Automotive Aftermarket Industry Association (“AAIA”). In the UK, it cost approximately $27 billion a year to maintain the UK’s 30 million vehicles, according to a 2004 report by the UK Department of Trade and Industry. Longer warranties defer the start of aftermarket revenue, except for running spares and service parts, accident damage, and optional add-ons like security, entertainment and customization. Sales of new vehicles in Britain amount to $42 billion each year. Maintaining those 30 million vehicles, however, creates the annual $27 billion aftermarket, comprised of $25 billion in spare parts and fitting charges and $2 billion in inspection revenues.

The Company believes that growth in the automotive aftermarket will continue to be driven by the following factors:

•	gradual growth in the aggregate number of vehicles in use;

•	an increase in the average age of vehicles in operation;

•	fewer new vehicles being purchased due to uncertainty in the economy, especially available credit;

•	growth in the total number of miles driven per vehicle per year; and

•	increased vehicle complexity.

Products and Services

Meeting the needs of the automotive aftermarket and automotive dealerships requires a combination of business management systems, information products and online services that combine to deliver benefits for all parties involved in the timely repair of a vehicle and the efficient management of inventory. The Company provides systems and services that meet these needs and help its customers to meet their customers' expectations. These products and services include:

1.	business management systems comprised of the Company's proprietary software applications, implementation and training and third-party hardware and peripherals;

2.
information products such as an accessible catalogue database related to parts, tires, labor estimates, scheduled maintenance, repair information, technical service bulletins, pricing and product features and benefits that are used by the different participants in the automotive aftermarket;

3.
online services and products that provide online connectivity between manufacturers, warehouse distributors, retailers and automotive service providers. These products enable electronic data interchange throughout the automotive aftermarket supply chain between the different trading partners. They also enable procurement and business services to be projected over the Web to an expanded business audience, and

4.	customer support and consulting services that provides phone and online support, implementation and training.

1. Business Management Systems

ASNA's business management systems meet the needs of warehouse distributors, part stores and automotive service providers as follows:

Warehouse Distributors

•
DirectStep. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system. ASNA provides distributors a complete business management system for inventory management, customer maintenance, accounting, purchasing and business analytics. The products enable online trading and services including price and product information updating integrated with Autopart and VAST products, which are used by parts stores and automotive service providers.

Parts Stores

•
Autopart. This is a UK-developed product that is sold and promoted in the US by ASNA. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. It also allows the parts stores to connect with automotive service providers through ASNA online services.

Automotive Service Providers

•
VAST. This product is designed for and targeted at large to medium size automotive service chains that seek to manage multiple locations and inventories for a regional area is also suited to managing single location stores that are part of a franchise or a buying group. VAST provides point-of-sale, inventory management, electronic purchasing and customer relationship management capabilities. It also allows the automotive service providers to connect with parts and tires warehouse distributors and parts stores through ASNA’s online services and products.

•
Autowork. This is a UK-developed product that is sold and promoted in the US by ASNA. This product is designed for and targeted at small single store automotive installers. The Autowork product provides estimate, job card, parts procurement and invoice capabilities. It also allows the automotive installer to connect with parts distributors through the Company's online services and products.

•
Autopart. This is a UK-developed product that is sold and promoted in the US by ASNA. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. An Autopart PDA module is also available to allow field sales personnel to record sales activity in real time on handheld devices while on the road. The PDA module also allows the sales representative to maintain their stock and synchronize in real time while traveling or later locally with Autopart directly. It also allows parts stores to connect with automotive service providers through the ASNA online services.

In addition to the above principal products, ASNA also services, maintains and provides upgrades for, but does not actively sell, three additional products for its aftermarket customers. These products--ASP, BDG and Tradera-track inventory, perform accounting functions and execute point-of-sale operations such as invoicing and billing.

Automotive Dealerships

•
MMI Automotive Limited.: Automate. This product is designed for and targeted at large- to medium-sized automotive dealerships, companies and dealer groups that need instant access to real-time management reports giving actual data on screen or in Windows spreadsheet formats. Automate offers marketing (“CRM”), accounts, vehicle and parts sales, stock management, service and workshop diary and service management in a module format. All of the modules work together to provide a real-time, on-line Management Information Systems (“MIS”) with integrated modules providing seamless data transfer and control. Automate integrates fully with our Target CRM/CCRM products and together they provide an information and marketing framework designed to maximize profitability, efficiencies and customer loyalty.

•
MMI Automotive Limited.: Target CRM/CCRM. These products are designed for and targeted at automotive dealerships, companies and dealer groups. The Target CRM version of the product is specifically focused on medium to small size businesses, and the Target CCRM is targeted at large- to medium size group-based businesses that require centralized control. Target CRM/CCRM is fully integrated within Automate Dealer Management Systems (DMS) and can be integrated with any other DMS software.

2. Information Products

The Company provides product catalog and vehicle repair information required to enable point-of-sale transactions. These proprietary database products and services generate recurring revenues through monthly or annual subscription fees.

MAM Software develops and maintains proprietary information products that differentiate its products from those of the majority of its competitors in the UK. In the U.S. and Canada, ASNA develops and maintains a proprietary workflow capability that integrates information products sourced from its suppliers to its automotive parts and tire customers, including warehouse distributors, parts stores and automotive service providers.

MAM AutoCat: AutoCat. MAM Software’s principal information service is AutoCat, which provides access to a database of over 9 million unique automobile vehicle applications for approximately 500,000 automotive parts product lines in the UK market. Business systems software used by the warehouse distributor, parts store and auto service provider enable the user to access information about parts quickly and accurately. MAM Software charges a monthly or annual subscription fee for its information products and provides customers with periodic updates via Compact Discs. In the UK, there are approximately 1,300 aftermarket company subscribers to our information products.

In addition, information products developed or resold by ASNA include Interchange Catalog, a database that provides cross references of original equipment manufacturer part numbers to aftermarket manufacturer part numbers; Price Updating, a service that provides electronic price updates following a price change by the part manufacturer; Labor Guide, a database used by automotive service providers to estimate labor hours for purposes of providing written estimates of repair costs to customers; Scheduled Service Intervals, a database of maintenance intervals; and Tire Sizing, a database that cross-references various tire products and applications.

3. Online Services

Both ASNA and MAM Software offer online e-commerce services in the form of system-to-system and web browser implementations. These online services connect the automotive aftermarket from manufacturers through warehouse distributors and parts stores to automotive service providers for the purpose of purchasing parts and tires, fleet and national account transaction processing and online product price information.

•
Open Webs (TM) e-Commerce Gateway Services. In the U.S. and Canada, ASNA’s e-Commerce services use automotive industry standard messaging specifications to deliver online services that connect the automotive aftermarket supply chain for the purpose of purchasing parts and tires, fleet and national account transaction processing, online product and price updating for parts and tires.

•
Open Webs (TM) e-Commerce Browser Services. In the U.S. and Canada ASNA’s e-Commerce browser services enable warehouse distributors and parts stores to provide an online service to automotive service providers for the purpose of purchasing of parts and tires, accessing account information and other browser-based channel management services.

•
Autonet. In the UK, MAM Software’s Autonet online services connect manufacturers, warehouse distributors, parts stores and automotive service providers for the purpose of purchasing of parts and tires, fleet and national account transaction processing and product information and price distribution.

•
AutoCat+. MAM Software’s UK product information database is available for access and distribution as a Web-driven service called AutoCat+, in which the database and access software have been enhanced to enable service professionals to look up automotive products for themselves, view diagrams and select the parts for their vehicle. This enhanced version of the AutoCat product is used by parts stores and professional installer segments of the automotive parts aftermarket in the UK. ASNA resells a similar online service in the U.S. and Canada called VAST.

4. Customer Support and Consulting and Training

We provide support, consulting and training to our customers to ensure the successful use of our products and services. We believe this extra level of commitment and service builds customer relationships, enhances customer satisfaction and maximizes customer retention. These services consist of the following:

•	Phone and online support. Customers can call dedicated support lines to speak with knowledgeable personnel who provide support and perform on-line problem solving as required.

•
Implementation, education and training consulting. Our consulting and training teams work together to minimize the disruption to a customer's business during the implementation process of a new system and to maximize the customer’s benefit from the use of the system through training.

ASNA and MAM Software also provide a customer-only section on their intranet sites that allows customers direct access to newsgroups, on-line documentation and information related to products and services. New customers enter into support agreements, and most retain such service agreements for as long as they own the system. Monthly fees vary with the number of locations and the software modules, information products and online services subscribed to. The agreements are generally month-to-month agreements. We offer training at both ASNA and MAM Software’s facilities, the customer's facilities and online for product updates or introduce specific new capabilities.

MAM Software’s UK catalog information product and other information services are delivered by its AutoCat team. The AutoCat product team sources, standardizes and formats data collected in an electronic format from over 130 automotive parts manufacturers. MAM Software provides this data to its customers in a variety of formats. MAM Software previously produced catalog updates on compact discs approximately four times a year from its facilities in Wareham, England, but has recently updated the system to AutoCat+, which allows customers to subscribe to receive online updates via the Internet.

Distribution

There are two primary vertical distribution channels for aftermarket parts and tire distribution: the traditional wholesale channel and the retail channel.

Automotive Aftermarket Distribution Channels

•
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

•
Retail Channel. The retail channel is comprised of large specialty retailers, small independent parts stores and regional chains that sell to "do-it-yourself" customers. Larger specialty retailers, such as Advance Discount Auto Parts, AutoZone, Inc., O'Reilly Automotive, Inc. and CSK Auto Corporation carry a greater number of parts and accessories at more attractive prices than smaller retail outlets and are gaining market share. The business management systems used in this channel are either custom developed by the large specialty retailers or purchased from business systems providers by small to medium-sized businesses. The Company has products and services that support the retail channel.

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

The Company to date has sold its products to these channels through direct sales and distribution partners. In the UK we have internal and external sales staff. Our internal sales teams act as a point of reference to existing customers who require additional products and services or for new customers that need their requirements qualified. Depending on what products and services the customer requires a sale will take place at that point or it is passed on to our external sales team who then arrange to visit the customer. In the US we have a telephone sales unit, who call potential customers to qualify leads and enquires, and these qualified leads are then passed on to sales staff who contact the customer directly. In the US we also work with distribution partners as second sales channel for our VAST product range. They also receive qualified leads from the telephone sales unit in addition to those leads they have generated themselves.

Product Development

The Company’s goal is to add value to its customer’s businesses through products and services designed to create optimal efficiency. To accomplish this goal, the Company’s product development strategy consists of the following three key components:

•	Integrating all of the Company’s products so that its software solutions work together seamlessly, thereby eliminating the need to switch between applications;

•	Enhancing the Company’s current products and services to support its changing customers needs; and

•	Providing a migration path to the Company’s business management systems, reducing a fear that many customers have that changing systems will disrupt business.

Sales and Marketing

The Company's sales and marketing strategy is to acquire customers and retain them, to cross sell and up-sell to its customers a range of commercially compelling business management systems, information products and online services.

Within the two markets, we sell to the Aftermarket (parts, tire and auto service provider segments) and Dealerships (new and pre-used automobiles). Each division sells and markets through a combination of field sales, inside sales, and independent representatives. The Company seeks to partner with large customers or buying groups and leverage their relationships with their customers or members. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Outside sales representatives focus primarily on identifying and selling to new customers complemented by an inside sales focus on selling upgrades and new software applications to its installed customer base.

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

In the UK we have 17 members of staff who are responsible for sales and marketing, whilst in the US we have 4 members of staff responsible for sales and marketing. ASNA also has agreement with eight software distributors in North America to sell its products. We pay distributors a percentage for each software package they sell. The client pays the distributor directly for any professional services rendered to deploy the software. This is becoming a less important part of ASNA’s sales strategy as our in-house sales representatives generate most of our sales.

Research and Development

The Company spent approximately $3.7 million in fiscal 2007 on research and development, with approximately $1.72 million spent by ASNA, $1.16 million by MAM Software and $819,000 by EXP Dealer Software. In fiscal 2006, the Company spent approximately $3.6 million on research and development, with $1.96 million by ASNA, $1.13 million by MAM Software and $478,000 by EXP Dealer Software.

Patent and Trademark

MAM Software holds a UK trademark for its Autonet product. The trademark is a graphical device that is made up of text saying “Autonet Tailored Internet Solutions for the Automotive Industry”. It was filed for registration December 8, 2001 and registration was granted August 9, 2002 under ADP number 0812875001 and is due for renewal December 8, 2011.

Customers

For its fiscal year ended June 30, 2007, no single customer accounted for more than 10% of the Company's total revenues. Our top ten customers accounted for 20% of total revenues. Some of the ASNA’s top customers in North America include Autopart International, AutoZone, Monro Muffler Brake, Fountain Tire and U.S. Tire and Exhaust. In the UK market, MAM Software’s top customers include Unipart Automotive, Motoserv, Sutton Autofactors, Euro Car Parts and Auto Battery Service.

Competition

In the U.S. and Canada, ASNA competes primarily with Activant, Inc. and several smaller software companies, including Autologue, Maddenco, Janco and Wrenchead, Inc. that provide similar products and services to the U.S. automotive aftermarket. Additionally, an ongoing competitive threat to the Company is custom developed in-house systems, information products and online services. For example, AutoZone, Inc. and Genuine Parts Company's NAPA Parts Group both developed their own business management systems and electronic automotive parts catalogs for their stores and members.

In the US and Canada the Company expects to compete successfully against these businesses using two separate and complimentary strategies. First, we will continue to focus on selling and promoting our complete supply chain solutions that provide businesses with easy integration of our business management information systems into their existing supply chain structures. Second, we will continue to work with those businesses that already manage their own supply chains, such as buying groups like NAPA helping to improve and compliment their systems with our products.

ASNA in the US and Canada competes with multiple products across different market segments so its competitors vary by segment.

Within the warehouse distribution segment, we will continue to support our legacy system in the same that our competitors our doing. However, existing and prospective customers are starting towards modern solutions. We believe that our AutoPart product provides that solution, which we have been selling successfully in the UK for the past five years. We feel that the success of this product in the UK and the successful installation of this product within the US will enable us to promote and benefit quickly from this product.

Within the auto service retail and tire segments of the market, the tire segment may be broken down into retail, wholesale and commercial segments. We believe that by focusing on providing the “best in breed” solution for customers of all sizes, integrating and extending the functionality of our solution for the entire supply chain, we will be able to offer clients more than our competitors. Giving customers the opportunity to move away from existing legacy systems that restrict market opportunities, tie-ins and require costly maintenance of old legacy systems.

The auto parts segment within the auto service space has many competitors who have developed applications for single location auto service shops. Many of these have been developed by parts distributors like NAPA and AutoZone. While these applications do well in a small single location store, they are not widely distributed in the multi-store location segment of the auto parts business. Our goal is not to pursue single store locations. Rather, we will focus on the multi-store which our product VAST is highly suited. We believe that this multi-store ability offers us strong opportunities to beat the competition in this area and quickly increase our customer base.

We also plan to compete in is the eCommerce space, providing new tools and solutions for this expanding Internet marketplace. The goal of our OpenWebs product is to connect both parts and tire partners together in a real-time environment so they can perform electronic ordering as well as disseminate information. Within the Tire segment, we feel that we have a competitive advantage. Our observations have led us to believe that most tire distributors either do not have a business-to-business solution or have developed solutions from independent sources. While the parts segment of this market is largely tied to Activant, Inc at this time, we believe that customers are looking for solutions that simply integrate there supply chain, completely and without further restrictions. Our OpenWebs solution will allow them to achieve these goals.

In the UK, MAM Software competes primarily with Activant, Inc. and several other smaller software companies including EGO and RAMDATA. The Company supplies a range of solutions that combine proven concepts with cutting-edge technology that is functional, effective and reliable. We continue to focus solutions that enable business to find new efficiencies and increase existing efficiencies, as we develop our own products, will provide us advantage over the competition. These efforts, together with strong post sales support and on-going in depth product and market support, will assist us in generating and maintaining our position within the market.

Also in the UK, MMI Automotive competes at two levels. First, with larger established competitors such as ADP that are seeking sales within the large-to-medium sized businesses ($10 million to $25 million in annual revenues) and secondly with several other smaller software companies ($1 million to $4 million in annual revenues) that are working to establish themselves within this market. The Company believes that its ‘Software as a Service’ model for marketing our services and solutions in the automotive dealer market will enable us to develop a competitive advantage.

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

Employees

The Company has 203 full-time employees: 54 at ASNA, 119 at MAM Software, 27 at EXP Dealer Software and 3 at Aftersoft Group (UK) Ltd. The three in Aftersoft Group (UK) Ltd are all in management. ASNA has 54 employees in the U.S. comprised of 9 in management, 4 in sales and marketing, 11 in research and development, 25 in professional services and support and 5 in general and administration. MAM Software has 119 employees in the UK comprised of 6 in management, 14 in sales and marketing, 18 in research and development, 72 in professional services and support and 9 in general and administration EXP Dealer Software has 27 employees in the UK comprised of 3 in management, 3 in sales and marketing, 6 in research and development, 13 in professional services and support and 2 in general and administration.

All of our employees have executed customary confidentiality and restrictive covenant agreements.

At this time we are unaware of any plans of our key management or other personnel to retire or leave the employment of the Company. In addition, the Company’s Board of Directors has recently adopted a long-term stock-based incentive plan, which will shortly be presented to our shareholders for their approval to promote the retention of key management and other personnel.

Item 2.Description of Property

Our corporate offices are Regus House, Herons Way, Chester Business Park, Chester, CH4 9QR UK. The main telephone number is 0 11 44 1244 893138. The Company also has offices at 151 First Avenue, Suite 65, New York, New York 10003. The phone number is 646 723 8968. The Company leases approximately 600 square feet at its corporate offices and pays rent of $5,000 per month and approximately 300 square feet in the New York office. Aftersoft Group (UK) Ltd has offices at Regus House, Herons Way, Chester Business Park, Chester, CH4 9QR UK. The main telephone number is 44 1244 893138. Aftersoft Group (UK) Ltd leases approximately 500 square feet at its Chester office at a monthly cost of $3,582.

ASNA has offices at 34052 La Plaza Drive, Suite 201, Dana Point, California 92675. The main telephone number is 949 488 8860. ASNA has an office at 3435 Winchester Rd, Ste 100, Allentown PA 18104 and an office at 125 Fernwood Rd, Ste 202, Wintersville OH 43953. The phone number is 800 803 9762. The California offices total approximately 3,400 square feet and are leased at an aggregate monthly cost of $7,672. The Allentown, Pennsylvania office is approximately 7,105 square feet in size and is leased for a monthly cost of $12,034, and the Wintersville, Ohio office is approximately 617 square feet in size and is leased monthly for a cost of $436.

MAM Software makes use of three offices. It has headquarters at 1 Station Road, Deepcar, Sheffield, S36 2SQ, UK. The phone number is +44 0114 283 7135. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, UK. The phone number is +44 1604 494001. It has another regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, UK. The phone number is +44 1929 550922. MAM Software leases approximately 17,970 square feet at its company headquarters at a monthly cost of $15,010. It leases approximately 1,223 square feet at its Northampton office at a monthly cost of $2,100 and approximately 717 square feet at its Wareham office at a monthly cost of $1,142.

EXP Dealer Software has its headquarters at Norfolk House, LG Floor, 31 St. James Square, London, UK SW1Y 4JR, UK. Dealer Software and Services Limited is also based at Norfolk House and makes use of EXP Dealer Software’s office space. MMI Automotive Ltd makes use of two offices: its company headquarters at Block A, Delta 500, Delta Business Park, Swindon, SN5 7XE UK. The phone number is 44 179 364 5300. It also has a regional office at Vicarage Farm Road, Peterborough, PE1 5TP UK. The phone number is 44 173 334 0621. MMI Automotive leases approximately 3960 square feet at its Swindon office at a monthly cost of $9,400; and approximately 2,500 square feet at its Peterborough office at a monthly cost of $2,375. Anka Design makes use of offices at Herons Way, Chester Business Park, Chester, CH4 9QR UK. The phone number is 44 124 489 3251. Anka Design leases approximately 500 square feet at its Chester office at a monthly cost of $3,582.

Item 3.Legal Proceedings

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

(1)
As previously reported in Note 7 to the financial statements included in the Company’s Form 10-QSB filed on February 14, 2007, the Company was informed of a verdict against CarParts Technologies, Inc. (“CarParts”) in favor of Aidan McKenna in litigation in the Court of Common Pleas of Allegheny County, Pennsylvania. The judgment was for the principal amount of $3,555,000 and stems from a complaint filed by Mr. McKenna on November 13, 2002 regarding an asset purchase transaction. That judgment also terminated the Company’s counter-claim against Mr. McKenna alleging breach of contract. CarParts is now known as ASNA Tire Management, Inc. (“ASNA Tire”). ASNA Tire is a wholly owned subsidiary of Aftersoft Network N.A, Inc., which, in turn, is a wholly owned subsidiary of the Company.

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

In September 2006, Mr. McKenna filed another action in the Court of Common Pleas of Allegheny County, Pennsylvania. This new action seeks to enforce Mr. McKenna’s previously described judgment against CarParts against several new entities, including ASNA Tire Management, Inc., ASNA Warehouse Distribution Management, Inc., ASNA Autoservice, Inc., Auto Data Network, Inc. and the Company. This new action alleges that all of these entities are liable for payment of Mr. McKenna’s judgment against CarParts.

On August 1, 2007 the Company and Mr. McKenna entered into an agreement that settled this outstanding case. The agreement provided that the Company would pay Mr. McKenna $2,000,000 in cash, $825,000 on a promissory note with an interest rate of 8% amortized in equal payments over a 24-month period, and in addition would issue Mr. McKenna 1,718,750 shares of Common Stock of the Company, which represented an aggregate number of shares of Common Stock of the Company that the parties determined fairly represented $825,000 (assuming a price of $0.48 per share of Common Stock, the closing price of the Company’s Common Stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of Common Stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company finalized its agreement with McKenna on September 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The shares were issued in fiscal 2008 (see Notes 8 and 12 to the Company’s audited financial statements included elsewhere in this report).

Additionally, the Company entered into a settlement agreement with Mr. Arthur Blumenthal, a former shareholder of Anderson BDG, Inc. Mr. Blumenthal’s lawsuit against the Company emanated from an agreement Mr. Blumenthal had with a subsidiary of the company, ASNA Tire Management, Inc. which was previously called CarParts Technologies, for the purchase of Anderson BDG, that not been settled although it was past due. The Company renegotiated the agreement with Mr. Blumenthal, the terms of which required the Company to make a payment of $50,000 cash and the issuance to Mr. Blumenthal and registration of 300,000 shares of the Company’s Common Stock, which were issued in fiscal 2007 and valued at $0.48 per share, (the closing price of the Company’s Common Stock on the date of settlement) or $144,000. The Company subsequently completely settled the lawsuit with Mr. Blumenthal and repaid his notes in fiscal 2008.

The Company funded these settlements from part of the proceeds raised during a private placement of units of Common Stock and warrants, which was completed on July 7, 2007, and the sale of its holding in DCS Automotive Holdings Limited.

(2)
Homann Tire LTD (“Homann”) filed a complaint against the Company's subsidiary ASNA Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company's obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002.

The Company started to implement the system but full installation was never completed and Homann moved to another system 6 months later. During depositions pursuant to this case, the Company successfully negotiated an agreement with Homann on March 29, 2007. The terms of the agreement provide for a settlement payment to Homann of $150,000 bearing interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 is payable in April 2009, and the Company expects to be able to pay for this from free cash flow at that time. Interest on the note payable is payable in equal monthly installments of $833.

Item 4.Submission of Matters to a Vote of Securities Holders

No matters were submitted to the Company’s securities holders in the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol “ASFG.OB” As of September 28, 2007, there were 467 shareholders of record and 87,054,471 shares of Common Stock outstanding, according to information provided by our transfer agent.

The following table shows the range of high and low bids per share of Aftersoft’s Common Stock as reported by the OTCBB for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2007		2006
	High	Low	High	Low
1st Quarter ended September 30	$1.20	$1.10	$2.06	$.35
2nd Quarter December 31	$1.40	$0.51	$1.70	$1.05
3rd Quarter ended March 31	$0.90	$0.48	$1.35	$.65
4th Quarter ended June 30	$0.55	$0.41	$1.15	$.65

Prior to December 22, 2005 the Company traded as W3 Group, Inc. under the symbol “WWWT.OB”. On May 9, 2005, W3 Group effected a 1 for 15 reverse stock split.

Dividends

The Company has not declared any cash dividends in the last two fiscal years. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On June 22, 2007, the Company issued 300,000 shares of Common Stock to a note holder as partial payment against the 8% note payable balance (see Notes 6 and 8). These shares were valued at the closing price of the Common Stock on the date of the transaction of $0.48 per share which reduced the note payable balance by a total of $144,000. In addition, on April 24, 2007, the Company issued 6,217 shares to consultants for services provided. These shares were issued at the market price of $0.50 per share. These transactions were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance on an exemption from registration under Section 4(2) of the Act based on the limited number of purchasers, their representation of sophistication in financial matters, and their access to information concerning the company.

Item 6.Management Discussion and Analysis or Plan of Operation

Some of the statements contained in this Annual Report on Form 10-KSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including, but not limited to, statements regarding the Company's objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business, including those detailed in “Risk Factors” below. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates upon historical experience and upon various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, affect the Company’s more significant judgments and estimates used in the preparation of the Company’s financial statements:

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance for doubtful accounts is based upon specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of the Company’s receivables at least quarterly. The allowance for doubtful accounts is subject to estimates based upon the historical actual costs of bad debt experienced, total accounts receivable amounts, age of accounts receivable and any knowledge of the customers’ ability or inability to pay outstanding balances. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

Investment in Non-Marketable Securities

Non-marketable securities consist of equity securities for which there are no quoted market prices. Such investments are initially recorded at their cost, subject to an impairment analysis. In the case of non-marketable securities acquired from the Company's majority stockholder, the Company values the securities at the net book value as recorded on the majority stockholder's books. Such investments will be reduced if the Company receives indications that a permanent decline in value has occurred. Any decline in value of non-marketable securities below cost that is considered to be "other than temporary" will be recorded as a reduction on the cost basis of the security and will be included in the statement of operations as an impairment loss.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expenses until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs are reported at the lower of amortized cost or estimated realizable value. Purchased software development is recorded at its estimated fair market value. When the product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the net recorded net income/loss of the Company.

Goodwill

SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives.

In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segment reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually. If the actual fair value of the reporting unit is less than estimated, impairment of the related goodwill could occur, which could significantly impact the net income/loss of the Company.

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based upon fair value and is charged to the period in which long-lived asset impairment is assessed by management. If the actual fair value of the long-lived assets are less than estimated, impairment of the related asset could occur, which could significantly impact the recorded net income (loss) of the Company.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Accordingly, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectibility is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In accordance with SOP 98-9, the Company accounts for delivered elements in accordance with the residual method when arrangements include multiple product components or other elements and vendor-specific objective evidence for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

In those instances where arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies (which represents the majority of the Company’s arrangements), the Company accounts for the arrangement using contract accounting, as follows :

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

The Company records amounts collected from customers in excess of recognizable revenue as customer advances and deferred revenue in the accompanying consolidated balance sheets.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the terms of the service agreement.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax asset and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Overview

We develop and market business and supply chain management software solutions to small and medium-sized firms in the automotive aftermarket in the U.S and UK, as well as automotive dealer management systems in the UK. The Company has three wholly owned subsidiaries, which operate separately: MAM Software and EXP Dealer Software in the UK and Aftersoft Network N.A., Inc (ASNA) in the U.S. Two of our subsidiaries, MAM Software and Aftersoft Network N.A., offer products and services to meet the needs of businesses that manage large and diverse inventories amid complex supply chains and distribution environments, all of which require specialized and sophisticated software services to operate efficiently. The other, EXP Dealer Software, offers business management systems that enable car dealerships to manage communicate and promote their business more productively.

The automotive aftermarket in the U.S. as a whole (servicing, parts, oil, tires, add-ons, etc), according to the Automotive Aftermarket Industry Association (“AAIA”) Aftermarket fact book 2006/2007, had the potential to be $160 billion market opportunity. According to a UK government Department of Trade and Industry, report in 2004, the equivalent UK market was estimated to be $27 billion.

The Company has recently raised capital through equity financing and the sale of its DCS investment, which it has used in part to settle an outstanding legal judgment and repay outstanding notes. Management believes that the raising of this additional capital will allow the Company to benefit from an investment in people and product. Nevertheless, if the Company is not able to pay down its remaining notes and accounts payable it will suffer and may not have sufficient capital to continue with its present operations.

For the twelve months ended June 30, 2007, the Company increased its revenues from continuing operations by 14% to $26,778,000 compared with revenues of $23,479,000 in the twelve months ended June 30, 2006. This increase in revenue lead to an increase in Gross Profit for the twelve months ended June 30, 2007, to $15,717,000, a 24% increase, compared to the twelve month period June 30, 2006. We also experienced a decrease in operating expenses within this twelve month period as compared to the same period in the last fiscal year. Management feels that the increase in liquidity as compared with the previous year will continue and should steadily increase, as its plans for the US operations are established.

The automotive aftermarket operations of the Company, MAM Software Ltd, in the UK and Aftersoft Network N.A. Inc, in the U.S. have market leading business management solutions for tier one manufacturers, program groups, warehouse distributors, tire and service chains, jobbers, retailers and independent installers.

In the UK, MAM Software Ltd, continues to grow its revenue and market share in addition to increasing its margins, this however is becoming increasingly difficult as market share increases while competition remains high. The UK market unlike the US market has fewer companies supplying business management systems to the automotive aftermarket due to it size yet we are still adding new clients on a regular basis. Opportunities exist within our client base to increase revenues within the coming year by upgrading clients from version 17 of our Autopart product to version 20, which offers high levels of interactivity, information and control while maintaining simplicity of use. This, combined with the additional modules and data services and support we sell, has led to an increase in revenues this year and management believes that this will continue over the next few years. We are additionally looking to release a web-based solution in fiscal year 2008 that management feels will add significant revenue over the coming years. As we have increased our market share, management has recognized the need to expand into additional verticals using a version of our Autopart product called Trader. We already have a number of clients using this software and believe that we can move successfully move into a number of additional vertical markets, however these verticals are already serviced by long established businesses so careful planning will be required.

We have over the last 18 months taken our most successful UK product, Autopart, and brought it to the US market through Aftersoft Network N.A. Those US businesses that have implemented this product have seen and experienced the benefits this management system offers them on a daily basis. However, the US subsidiary although increasing revenues and margins requires investment from the Company. Management believes that the product base we offer is one of the best in the US and we are one of the few businesses to offer a complete supply chain solution for the Tire sector. Management feels that we are understaffed, within sales and marketing and it is management’s intent to enlarge the sales force of the US operation rapidly within the first half of 2008 fiscal year. This in conjunction with additional PR and marketing coordinated around trade shows and events will increase the width and depth of knowledge of our US offering. The US business has also suffered in the last two years due to the legal proceeding that resulted in a judgment against the Company by Mr. McKenna (see “Legal Proceedings” above). This has caused uncertainty within a highly communicative market as whether our US operation would survive. It has also created uncertainty for new clients as they were unsure whether the business would still be in existence over the coming years. However, senior management has been able to negotiate a settlement agreement with Mr. McKenna that satisfied his judgment in full and brought an end to all legal action. We believe that the resolution of these legal proceedings has removed the uncertainty that potential new clients previously had and will simplify the sales process for us.

It must be noted that as part of the Company’s settlement with Mr. McKenna, the Company is still required to pay interest on a promissory note payable to Mr. McKenna for the next two years and capital at the end of that period. While management believes that this may be done from cash flow, any reduction in revenues or general down turn in the market may not make this possible, which may cause the Company to default on this obligation. Within fiscal 2007, we also settled an action filed by Homann Tire, Ltd (“Homann”). We entered into a settlement agreement with Homann that requires us to make monthly interest payments on a promissory note with a capital payment in April 2009. Once again, management fully believes that it will be able to service these payments from cash flow, however any reduction in capital raised, reduction in revenues or general down turn in the market may not make this possible which may cause the Company to default on this obligation as well.

The Dealer Management operation of the Company, MMI Automotive Ltd, which operates solely in the UK, is experiencing two specific challenges at this time. The first and single largest issue is that profit margins for dealerships in the UK are small, typically in the range of 1-3%. Although they acknowledge their need for innovative and sophisticated management systems, these businesses rarely have capital available to re-invest into their business. This makes the sale of our systems difficult. Many dealerships continue to operate older, feature poor systems, as they are unable to purchase modern systems. It is management’s opinion that an opportunity exists within this market to sell innovative, feature-rich systems with sustainable margins that dealerships will be able to purchase within the confines of the present market. Management believes that it can offer a ‘SalesForce.com’ approach to supplying management systems that will not affect its existing client base and open up opportunities with dealerships that may be presently struggling to afford such systems. The second challenge we face within the dealer management space is that of supplier squeeze. The UK market is dominated by Reynolds and Reynolds, Inc which has been acquiring medium sized dealer management software businesses over the past two years. In turn, this has caused the market to contract and forced pricing down. In addition to pricing pressures from larger organizations such as Reynolds and ADP, Inc, we are also experiencing highly competitive pricing from peer companies. This is having a similar affect on our pricing models. Management believes that by focusing on Software as a Service model, we will be able to break away and through these pricing issues. We will continue to aggressively market our software and professional services for automotive dealerships as management feels we will continue to win business within this market.

Management believes that revenues for the Company will increase over the next two fiscal years, especially within the United States. There appears to be a trend that automobile owners are keeping their automobiles longer than they did previously. As a result, this requires increased maintenance on an increasing number of parts. This has become of greater relevance as loans and mortgages become harder to obtain, while macroeconomics requires governments to tighten fiscal policies. It is for these reasons that management believes the aftermarket will continue to grow, especially with those tier one manufacturers who have an increased need to distribute their catalogues to the widest possible audience. We intend to continue to partner with these businesses to help establish them as leaders in their field using our solutions.

Results of Operations

The Company’s results of continuing operations for the fiscal year ended June 30, 2007 compared with the year ended June 30, 2006 were as follows:

	Year Ended	Restated (see Notes 1 and 10) Year Ended
	June 30,	June 30,
(In Thousands)	2007	2006
Revenue
Automotive Parts Aftermarket Sales and Service	$20,217	$19,261
Automotive Dealer Management Software	3,721	4,218
On-Line Service Business	2,840	-
Consolidated	$26,778	$23,479

Revenues of $26,778,000 for the twelve months ended to June 30, 2007 compared with $23,479,000 for the twelve months ended June 30, 2006, were in line with the Company's expectations. $20,217,000 came from the Automotive Parts Aftermarket sales which represents 75.5% of our total revenues, which was $956,000 more than for the same period in 2006. Stronger UK revenues combined with favorable exchange movement was off-set by a reduction in sales revenue from our US operation caused by the outstanding McKenna case, which brought uncertainty to the stability of the US operation and made sales of our products and services more difficult. Our dealer management software supplier in the UK contributed $3,721,000 or 13.9%, which was a decrease of $497,000 from the previous year. This was due to the dealer management sector becoming very competitive over the last twelve months. Revenues this fiscal year from On-Line Services contributed the remaining $2,840,000 or 10.6% of our revenues for this fiscal year 2007. We expect that revenues will increase in both automotive parts and automotive dealer sectors, and we believe that this increase in revenue will continue over the next year, in part due to clients taking advantage of our vehicle information lookup technology, which integrates directly into our AutoPart product.

This module is helping to increase new sales of the Autopart product in the UK while enabling us to derive increased revenues from its per look-up charging model; it is also encouraging existing clients with aged systems to upgrade. We are also offering the Autocat+ product as a stand alone solution to non-Autopart customers; we would expect both of these trends to increase over the next 12-month period. We also expect that revenues from the U.S. businesses will benefit from the continued roll out of our AutoPart product to existing and new clients and that an increased marketing and trade show presence will continue to raise awareness of Aftersoft Network NA and its associated products and services. Our present funding from ongoing sales and revenue will continue to sustain the Company through the coming year in line with projections while allowing us to expand into the U.S. marketplace.

	Year Ended	Restated (see Notes 1 and 10) Year Ended
	June 30,	June 30,
(In Thousands)	2007	2006
Cost of Revenues
Automotive Parts Aftermarket Sales and Service	$9,357	$9,746
Automotive Dealer Management Software	595	1,010
On-Line Service Business	1,109	-
Consolidated	$11,061	$10,756

Cost of Revenues. Total cost of revenues for the twelve months ended to June 30, 2007, was $11,061,000 compared with $10,756,000 for the twelve months to June 30, 2006. Overall this was an increase in the Cost of Revenues of 2.8% from the same fiscal period of 2006. This increase in the costs of revenues brought a 14% increase in revenues compared with the same period in 2006. We experienced inflation increases in the Cost of Revenues within the US and UK market, but feel that these economic factors will remain reasonably constant for the next 12 months and do not expect to see inflation as a major factor within these expenses. We also saved $389,000, or a 4% reduction in costs, within the automotive parts aftermarket during this fiscal period 2007. This was due to changing the product mix, which includes less hardware costs and applying tighter controls to costs throughout the Company, thereby increasing margins from 49% to 54% when compared with the previous 2006 fiscal year. The automotive dealer management software sector achieved a decrease in the cost of sales in line with the 12% decrease in revenues.

The total gross profit was $15,717,000 for the twelve months to June 30, 2007, as compared with $12,723,000 for the same period in 2006. Overall this was an increase of 24% from the previous fiscal period 2006 and due to those factors discussed above, that of increased revenues while keeping the cost of revenues comparable to previous fiscal year.

Operating Expenses. The following tables set forth, for the periods indicated, the Company's operating expenses and the variance thereof.

(In Thousands)	Year Ended June 30, 2007	Restated (see Notes 1 and 10) Year Ended June 30, 2006	Variance $	Variance %

Research and development	$3,693	$3,567	$126	3.5%
Sales and marketing	2,488	2,353	135	5.7%
General and administrative	5,112	6,439	(1,327)	(20.6)%
Depreciation and amortization	1,947	1,721	226	13.1%
Impairment of Goodwill	3,100	-	3,100
Total Operating Expenses	$16,340	$14,080	$2,260	16.0%

Operating expenses before impairment of goodwill decreased by $840,000 for the twelve months to June 30, 2007 compared with the twelve months ended June 30, 2006. Overall, this decrease is attributable to a reduction in General and Administrative costs throughout the whole Company but specifically reductions in expenses related to MMI Automotive. Reviewing the expenses, we see that :

Research and Development Expenses. Research and Development Expenses increased during the twelve month period, of which $205,000 of this increase was directly related to the ongoing research and development program associated with the EXP Dealer Software. In addition we had an increase in customer development work carried out by MAM which accounted for a $66,000 increase from the previous year. The US operation reduced research and development expenses during the twelve month period by $246,000.

Sales and Marketing. The increase of this expenditure within this period was mainly due to EXP Dealer Software, which accounted for $343,000 of this increase. We have also seen an increase in sales and marketing expenses of $168,000 at MAM Software. This increase was due to the recruitment of a sales manager to address the non-automotive market, plus additional personnel within marketing. We saw a decrease in the sales and marketing expense of $376,000 in the US operation due to a reduction in the sales by distributors.

General and Administrative Expenses. These decreased by $1,327,000 for the twelve months to June 30, 2007. This was primarily due to a decrease in payroll related expenses. This decrease in payroll occurred for a number of reasons, but the primary reason is related to the Automotive Dealer Management division of the Company which had a higher head count and associated costs at the end of fiscal year 2006, the subsequent reduction in personnel accounts for almost 90% of the reduction in general and administrative expenses. An additional reason for the decrease was that MAM Software still had associated costs in the fiscal year 2006 due to the closure of its US-based MAM Inc. operation. We also saw a decrease in general and administrative expenses related to ASNA, as it reclassified some of its General and Administrative costs into Research and Development and Sales and Marketing expenses inline with its different product lines compared with the previous fiscal year 2006.

Depreciation and Amortization. Depreciation and amortization expenses increased due mainly to an increase in amortization of UK intangibles due to the movement of exchange rates during the year.

Goodwill Impairment. Following operating losses at ASNA during this fiscal period 2007 and after an independent valuation of goodwill at ASNA, the management have recognized an impairment of $3,100,000 in 2007 that is not expected to recur as the Company executes on its growth plans and invests capital raised within the US operation.

Gain on Extinguishment of Liability. The Company realized $487,000 of income from the extinguishment of sales tax liabilities that the management had provided for until the expiration of the statue of limitations. During June 2001, CarParts adopted a formal plan to abandon its internet retailing business and a provision was set up to cover any potential sales tax liabilities. This balance represents the portion of the potential sales tax liability that was never paid.

Interest Expense. Interest expense decreased by $5,000 to $149,000 for the twelve months to June 30, 2007. This decrease was a result of reducing outstanding loans.

Litigation Costs. As a result of the final settlement of the McKenna and Homann litigations, the Company has recorded an additional $2,350,000 of litigation costs in 2007 that are not expected to recur.

Income Taxes. These increased by $282,000 to $1,040,000 for the twelve months to June 30, 2007 due to higher pre-tax income in the U.K. in 2007. The increase in tax is entirely due to the profitability of the UK businesses, as revenues continue to increase consistently in the UK a corresponding increase in tax has risen.

	Year Ended	Restated (see Notes 1 and 10) Year Ended
	June 30,	June 30,
(In Thousands)	2007	2006
Operating Loss :
Automotive Parts Aftermarket Sales and Service	$(1,415)	$573
Automotive Dealer Management Software	(608)	(115)
On-Line Service Business	1,222	-
Unallocated and Other	178	(1,815)
Consolidated	$(623)	$(1,357)

Operating Loss. A loss of $623,000 for the twelve months ended to June 30, 2007 was recorded compared with a loss of $1,357,000 for the twelve months to June 30, 2006. This overall loss was due to losses within both the Automotive Parts Aftermarket and Automotive Dealer Management Software. The Company recorded a loss of $1,415,000 in the Automotive Parts Aftermarket due entirely to an operating loss recorded by the US operation ASNA. This comprised a loss from operations of $859,000 and a one-off impairment charge against goodwill. The UK operation however, made an operating profit of $2,544,000. The Automotive Dealer Management Software operations generated a loss of $608,000, an increase of $493,000 from the previous year. The increased loss is a direct result of the fall in revenues of $497,000. The favorable variance of $1,993,000 in unallocated and other operating loss has occurred due primarily to the professional fees incurred relating to the Company’s initial SEC filings in fiscal 2006 vs. a reversal of over-accrued professional fees during 2007.

Net Loss. As a result of the above, the Company realized loss from continuing operations amounting to $3,653,000 for the twelve months ended June 30, 2007, compared with a loss from continuing operations of $2,023,000 for the twelve months ended June 30, 2006. This is primarily due to litigation settlement costs of $2,350,000 which were associated with legal cases brought by McKenna and Homann as well as a goodwill impairment charge of $3,100,000. However, if these one time charges are excluded, we see an increase in operating income within this fiscal period compared to fiscal year 2006. This is due to two primary factors. First, strong sales and revenues from MAM Software and EXP Dealer software account for the largest element of the net income to date. Second, there has been a reduction in the losses from US operations due to a decrease in costs. To date, MAM Software has had strong sales, gaining additional clients, upgrading clients into new versions of its solutions which in turn increase recurring revenue through our support and maintenance contracts. The US operation has seen a reduction in revenues specifically related to a decrease in sales this has been due to market uncertainty regarding ASNA’s ability to settle the previously outstanding legal case brought by Mr. McKenna. We expect now that this judgment has been successfully settled that our revenues from the US operation will quickly increase.

Income from Discontinued Operations

The Company disposed of Dealer Software and Services Limited which generated net income, net of tax, of $543,000 during the year.

During 2006, the Company disposed of Euro Software Services Limited which generated net income, net of tax, of $448,000.

Profit (Loss) on disposal of Discontinued Operations

DSS, which was sold in 2007, had net assets, which included goodwill, of $1,243,000 and was sold for $865,000 generating a net loss of $378,000.

Euro Software Services Limited, which was sold in 2006, had net assets of $979,000 and was sold for $1,400,000, generating a gain on disposal, net of tax, of $295,000.

Current Products and Services

Meeting the needs of the automotive aftermarket requires a combination of business management systems, information products and online services that combine to deliver benefits for all parties involved in the timely repair of a vehicle. Our products and services include:

•	Business management systems comprised of our proprietary software applications, implementation and training and third-party hardware and peripherals;

•
Information products such as an accessible catalogue database related to parts, tires, labor estimates, scheduled maintenance, repair information, technical service bulletins, pricing and product features and benefits, which are used by the different participants in the automotive aftermarket;

•
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

•	customer support and consulting services that provide phone and online support, implementation and training.

Need for Technology Solutions

A variety of factors drive the automotive aftermarket’s and the automotive dealerships need for sophisticated technology solutions, including the following:

Inventory Management. Industry sources suggest that approximately 35% of parts produced are never sold and 30% of parts stocked are never sold. Approximately 25% of parts sold are eventually returned due to insufficient knowledge or capability by either the parts supplier counterman or the auto service provider installer. Clearly, there is substantial inefficiency in the automotive aftermarket supply chain. This inefficiency results in excess inventory carrying costs, logistical costs and the over-production of parts and tires at the manufacturer level. Overcoming these challenges requires the combination of the business systems software, information products, and connectivity services we offer. The dealership market also has a strong need to manage inventory, the ability to locate the correct vehicle to fit a customers need, to ensure that stock isn’t held longer than necessary, be priced uncompetitive or remain on the forecourt when new models come to the market.

Competition. The main drivers for using our technologies solutions are improved efficiency and a highly competitive market. In the U.S., the need for technology solutions has been accelerated by the expansion of large specialty parts retailers such as Advance Auto Parts Inc. and large auto service chains such as AutoZone, Monro Muffler and Brake Inc. This expansion has driven smaller competitors to computerize or upgrade their existing systems with more modern business management solutions enabled for information products and online services. There are still many systems in use by smaller companies which are older, character-based or systems developed in-house that have limited ability to integrate current information products and online services. We anticipate providing upgrades or new systems to these types of business. The dealership market is also highly competitive within the UK, with constant sales and promotions being undertaken by large, multi-site dealerships backed by manufacturers. This requires dealerships to constantly monitor competitors regionally to ensure competitive pricing and high levels of customer service generating demand for our products.

Volume and Complexity of Information. Businesses in the automotive aftermarket manage large volumes of information from numerous sources with complex inter-relationships. There are over 4.5 million different stock-keeping units (SKUs) available to parts sellers in the product catalogues used by the U.S. automotive aftermarket. The numbers of SKUs increase in the order of some 5% each year. Moreover, manufacturers update product information and product prices with increasing frequency as they improve their internal processing and try to keep pace with consumer trends. As a result, most automotive aftermarket businesses require sophisticated inventory management systems, accurate and timely information on parts, tires, and repair delivered through online services to communicate, manage and present this volume of data effectively.

Customer Service Requirements. Consumer demand for same-day repair service and the need to optimize thru-put of repair bays forces automotive service providers to demand prompt and accurate delivery of specific parts and tires from their suppliers. Obtaining the required product promptly depends on all the parties having access to timely information about product price and availability. To meet these demanding customer service requirements successfully, automotive aftermarket participants need business management systems, product information and online services that enable staff to reliably and accurately transact their business between warehouse distributors, parts stores and automotive service providers.

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

Areas of Growth

We believe that there is a clear need for our services and products in the aftermarket segment, which in 2007 continued to grow at 2.8% over 2006, but is expected to grow at 4.1% in the coming fiscal year, according to the AAIA 2007/2008 fact book, We believe that similar levels of demand may be expected in the coming year.

We expect growth in the automotive aftermarket will continue to be driven by:

•	gradual growth in the aggregate number of vehicles in use;

•	an increase in the average age of vehicles in operation;

•	fewer new vehicles being purchased due to economic uncertainty and rising gasoline prices;

•	growth in the total number of miles driven per vehicle per year, expected to hit 3 trillion this year (according to the AAIA 2007/2008 fact book); and

•	increased vehicle complexity.

We expect growth in certain sectors of the automotive dealership from:

•	a need by dealerships to inform manufacturers on a daily basis of vehicles sold;

•	increased availability of credit facilities to purchase cars, and the systems required to handle these credit agreements; and

•	the introduction of European law that prohibits manufactures tying dealerships to exclusive deals;

Plans for Growth

We see opportunities to expand the breadth of our client base by selling to other players in the automotive market as well as diversifying into new industries with similarly complex needs. We plan to offer tailored business management and distribution software to the wholesale distributor market and the auto dealer management sector of the automotive industry. We also plan to expand and diversify our client and product mix in the UK to serve the lumber and hardware industries, which we believe has an unmet need for the efficiency offered by our suite of business solutions and services. Our growth plans include adapting and updating our software products to serve other vertical markets as well as through potential acquisitions.

Additional Vertical Markets: the Lumber, Hardware and Wholesale Distributor Markets and Additional Territories

We have identified that the lumber, hardware and wholesale distribution industries would benefit from the business management and distribution systems developed by MAM Software for its customers in the automotive aftermarket. We already have 30 UK clients operating in the hard lines and lumber market and electrical wholesale distribution market who are using a derivative of MAM Software’s Autopart product, known as “Trader”. We originally moved the Autopart product into these additional vertical markets a couple of years ago after being approached by companies operating within these vertical markets who could not find a management solution that satisfied there requirements. To date, these additional vertical markets have made only a limited contribution to the revenues of MAM Software.

In brief, these markets are made up of the following: The lumber and hardware market consists of independent lumber and building materials yards, independent hardware retailers, home improvement centers, retail nurseries and garden centers. While wholesale distributors of products, include electrical suppliers, medical suppliers, plumbing, heating and air conditioning, brick, stone and related materials, and industrial suppliers, services, machinery and equipment.

We now intend to focus on the promotion of the “Trader” product to these markets and will specifically target medium sized businesses with revenues of between $2 million and $10 million. We intend to do this through a number of channels, including internet, direct marketing, advertorials and trade shows. The internet channel will initially focus on raising awareness of the website and the Trader product which will be done through a new website specifically for the Trader product. This in turn will be tied to advertising via the internet, which will consist of us taking banner ads on industry websites such as Building.co.uk, a UK website aimed at the building trade and EDA.com, which is the UK Electrical Distributors Association website. These banner ads will direct customers straight through to the Trader website where the benefits of this system will be explained. We will also look to raise awareness of the Trader product by placing advertisements in trade journals and will look to have articles and editorial reviews written about the product and its advantages for those operating within these markets.

We will also target medium sized businesses within these vertical markets with direct mail pieces such as product fliers, product demo CDs and case studies from the small client base we have in this market. These will then be followed by MAM’s existing internal sales team can follow up and generate qualified leads for the external sales representatives. We recognize that we will need industry experience to sell effectively within these markets and intend to recruit a suitably experienced and qualified sales manager to lead this development. In addition to direct marketing we will attend trade shows and exhibitions that will give us the opportunity to invite businesses that we have targeted previously while giving us exposure to those businesses that as yet we haven’t connected with.

We still consider that there are many opportunities in other parts of the world where we could sell our technologies and services. To that end we are in active discussions to bring our products to South Africa and Australia, with a view to partner with established regional businesses that would assist us in both the sales and administrative aspects of building a global business.

Strategic Goals

We hope to increase our share of the North American market by (i) the ongoing expansion of our OpenWebs (TM) product, sales team plus the continued integration of this product with major franchise operations (ii) increasing the sales and marketing presence of our Autopart product and (iii) continuing to focus on the service station element of the market. In the UK and Europe we expect to continue to grow our market share through (i) an increased marketing presence, especially in new vertical markets (ii) alliances with major manufacturers and national retail chains within the automotive aftermarket while moving our supply chain management software. We believe that our successful experience within the automotive market will translate well into other vertical markets that have similarly complex supply chains. By developing specific sales teams with relevant market experience and supporting them with suitable marketing collateral, we believe that within two years these teams will generate significant revenue and earnings.

Development Cost

Our plan of operation in the next twelve months includes a strategy for growth through increased sales and marketing, focused specifically on the US market within our existing subsidiaries, continued expansion into the lumber and hardware industries and potential new territories, and adapting existing products to serve the wholesale distributor marketplace in other industries.

Liquidity and Capital Resources

To date, all of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2008. If internal revenues prove not to be sufficient to support our growth plans, we may consider raising additional funds through debt or equity financing. There can be no assurance that such funding will be available on acceptable terms, in timely fashion or even available at all. Should new funds be delayed, we plan to reduce the burden on our current funding to a sustainable level and to tailor our development programs accordingly.

Commencing during fiscal year 2007, we undertook a private placement to raise additional capital necessary to fund certain liabilities associated with then-outstanding matters and for additional working capital purposes. Subsequent to year end, we closed on approximately $2.5 million in direct equity financing through the sale of units of Common Stock and warrants. These amounts do not include costs associated with the financing of approximately $250,000. We are currently negotiating the final terms of a debt facility with a third party for approximately $6 million in gross funds.

If we are successfully in completing the debt element of our refinancing we would have sufficient funds available for us to discharge most of our existing debts, execute on a major percentage of our business but would be unable to make any acquisitions. We have also sold our holding in DCS Automotive Ltd to Reynolds and Reynolds, Inc’s, UK operation Reynolds Kalamazoo for $2,000,000.

We have already used funds raised from the equity financing and sale of the DCS Automotive Ltd. investment as follows: (a) to pay $2,000,000 as the cash portion of the settlement of the judgement that Mr. McKenna had against one of our subsidiaries, (b) to pay Mr. Blumenthal $997,000 to settle an outstanding loan note; and (c) to reduce ASNA’s current accounts payable by approximately $1,000,000 to an acceptable industry norm.

We expect to use the remaining funds to expand sales and marketing in the US operation, and for investment into capital items, specifically computer hardware.

If we are unable to raise any additional capital beyond the $2,500,000 already raised, then our plans for the future would suffer significantly. The UK-based businesses would continue to remain profitable and grow, albeit slowly, while the US operations would also continue to grow but take longer to become profitable. We may also need to negotiate and possibly renegotiate with creditors to find acceptable terms upon which to pay them. If this were to happen, management would have to consider amongst other options whether to keep operating as usual through the situation as the product base is strong or whether to look for a buyer for the US business and just focus solely on the UK business.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Employees

We are actively recruiting additional sales and professional services personnel at ASNA and expect these teams to grow significantly over the next fiscal year. This has been made possible by the completion of the recent equity fund raise and our projection of increased revenues from the efforts of these new hires.

Summary

We expect to see continued growth from both the US and UK operations over the next 12 months, with strong growth in revenues and operating income from the US operation. We have identified a number of opportunities to widen our client base within the automotive industry, mainly through working with parts groups and beyond this to other vertical markets, such as lumber and hardware that struggle to manage similarly complex businesses. We have successfully integrated our newly acquired auto dealership management unit, EXP Dealer Software into the group structure and that unit has started to contribute to revenues.

Over the last fiscal year, we have worked to maximize customer retention by continuing to supply and develop products that streamline and simplify customer operations, thereby increasing their profit margin. By supporting our customers’ recurring revenues, we expect to continue to build our own revenue stream. We believe that we can continue to grow our customer base and retain existing clients over the coming fiscal year.

While we believe our present revenues will support the current business going forward, it will not prove sufficient to support our growth plans and settle outstanding liabilities. Although we have been able to raise capital through a round of equity funding, the money received from this round has enabled us to pay down some of our outstanding liabilities but it has not been sufficient for us completely settle our outstanding liabilities and will not be sufficient for us to complete our growth plans. These plans for growth over the coming fiscal year will still require additional capital to hire a suitable number of sales staff, to expand within the US market, to target new vertical markets effectively and to support expanded operations overall.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new vertical markets with our Trader product in addition to introducing new products. Taken together, we anticipate these plans will return value to our shareholders.

RISK FACTORS

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this document and elsewhere, and may adversely affect our business, financial condition or operating results. If any of those risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating the Company’s prospects.

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND TO PREDICT OUR FUTURE OPERATING RESULTS.
We were known as W3 Group, Inc. and had no operations in December 2005, at which time we engaged in a reverse acquisition; therefore, we have limited historical operations. Two of our subsidiaries, MAM UK Limited and ASNA Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) have operated since 1984 and 1997, respectively, as independent companies under different management until our parent, ADNW, acquired MAM Software in April 2003 and CarParts Technologies, Inc. in August 2004. We have now integrated a third subsidiary as a result of the acquisition of EXP Dealer Software from ADNW in August 2006. Its MMI Automotive subsidiary has been in operation since March 1981 and was acquired by ADNW in March 2004. In February 2007 we acquired Dealer Software and Services (“DSS”) from ADNW, which acquired it in October 2004. DSS owns a minority interest of DCS Automotive Limited, which was established in 1976. DCS Automotive is a leading provider of dealer management systems (DMS) to the automotive retailer sector in Europe and is a division of DCS Group, PLC. Since the reverse merger in December 2005, we have been primarily engaged in organizational activities, including developing a strategic operating plan and developing, marketing and selling our products.

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

To address these risks, we must, among other things,

•	implement and successfully execute our business and marketing strategy;

•	continue to develop new products and upgrade our existing products;

•	respond to industry and competitive developments;

•	attract, retain, and motivate qualified personnel; and

•	obtain equity and debt financing on satisfactory terms and in timely fashion in amounts adequate to implement our business plan and meet our obligations.

We may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected.

WE MAY FAIL TO SUCCESSFULLY DEVELOP, MARKET AND SELL OUR PRODUCTS.

To achieve profitable operations, we, along with our subsidiaries, must continue to successfully improve, market and sell existing products and develop, market and sell new products. Our product development efforts may not be successful. The development of new software products is highly uncertain and subject to a number of significant risks. The development cycle—from inception to installing the software for customers—can be lengthy and uncertain. The ability to market the product is unpredictable and may cause delays. Potential products may appear promising at early stages of development, and yet may not reach the market for a number of reasons.

ADDITIONAL ISSUANCES OF SECURITIES WILL DILUTE YOUR STOCK OWNERSHIP AND COULD AFFECT OUR STOCK PRICE.

Our Articles of Incorporation was recently amended to increase the number of shares of Common Stock authorized for issuance to an aggregate of 150,000,000 shares of Common Stock on such terms and at such prices as the Board of Directors of the Company may determine. Our Articles of Incorporation also authorize the issuance of 10,000,000 shares of Preferred Stock on such terms and at such prices as the Board may determine. As of September 30, 2007, the Company had 87,054,471 shares of Common Stock issued and outstanding and no Preferred Stock issued. The additional shares we authorized provided us with the necessary flexibility to undertake and complete a private placement of units of Common Stock and warrants in July 2007. In addition, we may pursue acquisitions that could include provide for additional issuances of equity, but we have no current arrangements to do so.

These issuances and any other additional issuances of securities would have a dilutive effect on current ownership of Aftersoft stock. The market price of our Common Stock could fall in response to the sale of a large number of shares, or the perception that sales of a large number of shares could occur.

WE AND OUR SUBSIDIARIES WERE ENGAGED IN LITIGATION WHICH POTENTIALLY COULD HAVE MATERIALLY ADVERSELY AFFECTED US IF NOT RESOLVED OR SETTLED ON FAVORABLE TERMS.

In the course of operating our business, we or our subsidiaries are subject to litigation from time to time and are currently engaged in some litigation which could materially adversely affect us or the price of our securities if not resolved or settled on favorable terms.

We have recently settled a judgment that Mr. McKenna had won against one of our US subsidiaries, ASNA Tire Management for $3,650,000. On August 1, 2007 the Company and Mr. McKenna entered into an agreement that settled this outstanding case. The agreement provided that the Company would pay Mr. McKenna $2,000,000 in cash, $825,000 on a promissory note with an interest rate of 8% amortized in equal payments over a 24 month period and in addition, would issue Mr. McKenna 1,718,750 shares of Common Stock of the Company, which represented an aggregate number of shares of Common Stock of the Company that the parties determined fairly represented $825,000 assuming a price of $0.48 per share of Common Stock. Mr. McKenna is also entitled to purchase an equivalent number of warrants to purchase Common Stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and counter-claims. The Company believes that it will have sufficient working capital and sufficient cash flow to service Mr. McKenna’s promissory note, however if the business is unable to service this note, Mr. McKenna may pursue the Company for damages. If this is the case then it is possible that portions of the Company’s Intellectual Property portfolio maybe at risk in addition to the ongoing viability of the US operations.

Homann Tire LTD (“Homann”) filed a complaint against the Company's subsidiary ASNA Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company's obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002. The Company started to implement the system but full installation was never completed and Homann moved to another system 6 months later. During depositions pursuant to this case, the Company successfully negotiated an agreement with Homann on March 29, 2007. The terms of the agreement call for a settlement payment to Homann for $150,000 as evidenced by a note payable, at an interest rate of 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 is payable in April 2009. We expect to be able to pay for this from free cash flow at that time. If the business is unable to service this note, Homann may pursue the Company for damages.. Interest on the note payable is payable in equal monthly installments of $833.

See “Legal Proceedings” on page 10.

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

AN INCREASE IN COMPETITION FROM OTHER SOFTWARE MANUFACTURERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO GENERATE REVENUE AND CASH FLOW.

Competition in our industry is intense. Potential competitors in the U.S. and Europe are numerous. Most have substantially greater capital resources, marketing experience, research and development staff and facilities than us. Our competitors may be able to develop products before us or develop more effective products or market them more effectively which would limit our ability to generate revenue and cash flow.

THE PRICES WE CHARGE FOR OUR PRODUCTS MAY DECREASE AS A RESULT OF COMPETITION AND OUR REVENUES COULD DECREASE AS A RESULT.

We face potential competition from very large software companies, including Oracle, Microsoft and SAP that could offer Enterprise Resource Planning (“ERP”) and Supply Chain Management (“SCM”) products to our target market of small- to medium-sized businesses servicing the automotive aftermarket. The Company has not competed with any of these larger software and service companies directly to date, however, there can be no assurance that those companies will not develop or acquire a competitive product or service in the future. Our business would be dramatically affected by price pressure if these larger software companies attempted to gain market share through the use of highly discounted sales and extensive marketing campaigns.

IF WE FAIL TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, OUR TECHNOLOGIES AND PRODUCTS COULD BECOME LESS COMPETITIVE OR OBSOLETE.

The software industry is characterized by rapid and significant technological change. We expect that automotive technology will continue to develop rapidly, and our future success will depend on our ability to develop and maintain a competitive position through technological development.

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

OUR SOFTWARE AND INFORMATION SERVICES COULD CONTAIN DESIGN DEFECTS OR ERRORS WHICH COULD AFFECT OUR REPUTATION, RESULT IN SIGNIFICANT COSTS TO US AND IMPAIR OUR ABILITY TO SELL OUR PRODUCTS.

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

IN THE EVENT OF A FAILURE IN A CUSTOMER’S COMPUTER SYSTEM INSTALLED BY US, A CLAIM FOR DAMAGES MAY BE MADE AGAINST US REGARDLESS OF OUR RESPONSIBILITY FOR THE FAILURE, WHICH COULD EXPOSE US TO LIABILITY.

We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect us from liability for damages. In the event that the terms and conditions of our contracts which limit our liability are not sufficient, we have insurance coverage. This coverage of up to $1,000,000 insures the business for negligent acts, error or omission, failure of the technology services to perform as intended, and breach of warranties or representations.

It also insures services that we supply including, web services, consulting, analysis, design, installation, training, support, system integration, the manufacture, sale, licensing, distribution or marketing of software, the design and development of code, software and programming and the provision of software applications as a service, rental or lease. However, there can be no assurance that our insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

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

BECAUSE CERTAIN OF OUR DIRECTORS AND OFFICERS RESIDE OUTSIDE OF THE UNITED STATES, IT MAY BE DIFFICULT FOR YOU TO ENFORCE YOUR RIGHTS AGAINST THEM OR ENFORCE U.S. COURT JUDGMENTS AGAINST THEM.

Some of our Directors and our corporate officers are residents of the United Kingdom. Were one or more shareholders to bring an action against management in the United States and succeed, either through default or on the merits, and obtain a financial award against an officer or director of the Company, that shareholder would be required to enforce and collect on his or her judgment in the United Kingdom, unless the officer or director owned assets which were located in the United States. Further, shareholder efforts to bring an action in the United Kingdom against its citizens for any alleged breach of a duty on foreign soil would be extremely difficult. Suffice it to say that prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, is fraught with difficulty and may be effectively, if not financially, unfeasible. For example, in addition to the costs and fees associated with litigation in the United States, a successful litigant would have to engage legal counsel in the United Kingdom and then follow applicable procedures. Regardless of success abroad, the costs of such efforts could easily outweigh the benefits. In addition, efforts to initiate an action in the United Kingdom based upon causes of action which arise out of the statutes or the laws of the United States of America or one of its fifty states, could be equally as expensive to pursue, and may not even be permitted in the United Kingdom.

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

BECAUSE WE HAVE INTERNATIONAL OPERATIONS, WE ARE SUBJECT TO RISKS OF CONDUCTING BUSINESS IN FOREIGN COUNTRIES.

International operations constitute a significant part of our business, and we are subject to the risks of conducting business in foreign countries, including:

•	difficulty in establishing or managing distribution relationships;

•	different standards for the development, use, packaging and marketing of our products and technologies;

•	our ability to locate qualified local employees, partners, distributors and suppliers;

•	the potential burden of complying with a variety of foreign laws and trade standards; and

•	general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations, and foreign currency risks and fluctuations.

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

OUR SHARES OF COMMON STOCK ARE SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAY MAKE TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted regulations which define a "Penny Stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transactions involving a penny stock , unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. To the extent these requirements may be applicable to our Common Stock, they will reduce the level of trading activity in the secondary market for our Common Stock and may severely and adversely affect the ability of broker/dealers to sell the shares.

IF SECURITIES OR INDUSTRY ANALYSTS DO NOT PUBLISH RESEARCH REPORTS ABOUT OUR BUSINESS, OF IF THEY MAKE ADVERSE RECOMMENDATIONS REGARDING AN INVESTMENT IN OUR STOCK, OUR STOCK PRICE AND TRADING VOLUME MAY DECLINE.

The trading market for our Common Stock may be influenced by the research and reports that industry or securities analysts publish about our business. We do not currently have and may never obtain research coverage by industry or securities analysts. If no industry or securities analysts commence coverage of our Company, the trading price of our stock could be negatively impacted. In the event we obtain industry or security analyst coverage, if one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price would likely decline. If one of more of these analysts cease to cover us or our industry or fails to publish reports about our Company regularly, our Common Stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline.

WE HAVE INSURANCE COVERAGE FOR THE SERVICES WE OFFER. HOWEVER, A CLAIM FOR DAMAGES MAY BE MADE AGAINST US REGARDLESS OF OUR RESPONSIBILITY FOR THE FAILURE, WHICH COULD EXPOSE US TO LIABILITY.

We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed or of the services offered by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect us from liability for damages. In the event that the terms and conditions of our contracts which limit our liability are not sufficient, we have insurance coverage.

This coverage of up to $1,000,000 insures the business for negligent acts, error or omission, failure of the technology services to perform as intended, and breach of warranties or representations. It also insures the services that we supply including, web services, consulting, analysis, design, installation, training, support, system integration, the manufacture, sale, licensing, distribution or marketing of software, the design and development of code, software and programming and the provision of software applications as a service, rental or lease. However, there can be no assurance that our insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

WE HAVE NOT DECLARED, AND DO NOT INTEND TO DECLARE DIVIDENDS ON OUR COMMON STOCK.

We have never declared dividends on our Common Stock. We do not intend to distribute dividends to our stockholders in the future until and unless we can develop sufficient funds from operations to meet our ongoing needs and implement our business plan. The time frame for that is inherently unpredictable, and you should not plan on it occurring in the near future, if at all.

Item 7. Financial Statements

The financial statements, notes to the financial statements and report of the Company’s independent registered accountant required to be filed in response to this Item 7 begin on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Board of Directors approved the appointment of KMJ Corbin & Company LLP (“KMJ”, formerly known as Corbin & Company LLP) as its independent registered public accounting firm upon the resignation on February 14, 2006 of its previous independent accountants, Donahue Associates, LLC (“Donahue”). Donahue prepared a report dated March 25, 2005 on the Company’s financial statements for the fiscal year ended December 31, 2004 and 2003. The report did not contain an adverse opinion or disclaimer of opinion and was not modified as to audit scope or accounting principles. The report did contain an uncertainly about the Company’s ability to continue as a going concern without obtaining additional funding. There were no disagreements with Donahue on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Donahue’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Through the two most recent fiscal years and through December 20, 2005, the Company had not consulted with KMJ regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that KMJ concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

Item 8A. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Financial Officer concluded that:

1.
The Company failed to provide retroactively restated historical financial statements in the Form 10-QSB quarterly reports, filed during fiscal 2007, for acquisitions made August 26, 2006 and February 1, 2007 from Auto Data Network, Inc., a company under common control;

2.
For the first three quarters of fiscal 2007, the Company improperly recorded the translation of non-current assets of its foreign subsidiaries at a historical exchange rate. For the year ended June 30, 2007 all non-current assets of its foreign subsidiaries were properly translated using the exchange rate at the Balance Sheet Date; and

3.
The Company failed to properly record and disclose several consolidation-level transactions at June 30, 2007, including the discontinued operations of a subsidiary, the disposition of an investment, and the earn-out payment related to an acquisition, among others, based on the independent registered public accounting firm’s adjustments noted during its financial statement audit.

As a result of the first two findings, the Company is in the process of preparing and filing amended quarterly reports on Form 10-QSB for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007. The Company further determined that these matters did not require any restatement in its fiscal 2006 annual or quarterly filings made with the SEC. The third matter relates to the quarter ended June 30, 2007 only and did not relate to any prior filed quarterly statements.

In connection with the required restatements and the consolidation-level errors, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatements and consolidation-level errors described above, the following material weaknesses were identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of June 30, 2007:

1.
The Company did not maintain effective controls over the identification of accounting and disclosure issues surrounding its acquisitions and divestitures, including identifying the proper accounting related to its relationship with the seller, determining and disclosing earn-out provisions, and accounting for discontinued operations; and

2.	The Company did not maintain effective controls over the foreign currency translation process for its foreign subsidiaries where the local currency is the functional currency.

As a result of this, management has taken steps, including the search for a U.S. based, qualified candidate with previous U.S. public company experience to become the new Chief Financial Officer of the Company, and continues to monitor the controls and procedures, to ensure that the errors will not recur and to ensure that the Company’s disclosure controls and procedures are operating at the reasonable assurance level.

Notwithstanding the material weaknesses discussed above, the Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB for the year ended June 30, 2007, fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting in the Company’s fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or are reasonably likely materially affect, our internal control over financial reporting.

(c)           Management’s report on internal control over financial reporting.

Not applicable.

Item 8B. Other Information

(1) As previously reported in Note 7 to the financial statements included in the Company’s Form 10-QSB filed on February 14, 2007, the Company was informed of a verdict against CarParts Technologies, Inc. (“CarParts”) in favor of Aidan McKenna in litigation in the Court of Common Pleas of Allegheny County, Pennsylvania. The judgment was for the principal amount of $3,555,000 and stems from a complaint filed by Mr. McKenna on November 13, 2002 regarding an asset purchase transaction. That judgment also terminated the Company’s counter-claim against Mr. McKenna alleging breach of contract. CarParts is now known as ASNA Tire Management, Inc. (“ASNA Tire”). ASNA Tire is a wholly owned subsidiary of Aftersoft Network N.A, Inc., which, in turn, is a wholly owned subsidiary of the Company.

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

In September 2006, Mr. McKenna filed another action in the Court of Common Pleas of Allegheny County, Pennsylvania. This new action seeks to enforce Mr. McKenna’s previously described judgment against CarParts against several new entities, including ASNA Tire Management, Inc., ASNA Warehouse Distribution Management, Inc., ASNA Autoservice, Inc., Auto Data Network, Inc. and the Company. This new action alleges that all of these entities are liable for payment of Mr. McKenna’s judgment against CarParts.

On August 1, 2007 the Company and Mr. McKenna entered into an agreement that settled this outstanding case. The agreement provided that the Company would pay Mr. McKenna $2,000,000 in cash, $825,000 on a promissory note with an interest rate of 8% amortized in equal payments over a 24 month period and in addition would issue Mr. McKenna 1,718,750 shares of Common Stock of the Company, which represented an aggregate number of shares of Common Stock of the Company that the parties determined fairly represented $825,000 (assuming a price of $0.48 per share of Common Stock, the closing price of the Company’s Common Stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of Common Stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and counter-claims. The Company finalized its agreement with McKenna on September 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The shares were issued in fiscal 2008 (see Notes 8 and 12 to the Company’s audited financial statements included elsewhere in this report).

Additionally, the Company entered into a settlement agreement with Mr. Arthur Blumenthal, a former shareholder of Anderson BDG, Inc. Mr. Blumenthal’s lawsuit against the Company emanated from Mr. McKenna’s lawsuit. The terms of the settlement with Mr. Blumenthal include the issuance to Mr. Blumenthal and registration of 300,000 shares of the Company’s Common Stock, which were issued in fiscal 2007 and valued at $0.48 per share (the closing price of the Company’s Common Stock on the date of settlement) or $144,000.

The Company funded this settlement from part of the proceeds raised during a private placement of units of Common Stock and warrants, which was completed on July 7, 2007, and the sale of its holding in DCS Automotive Holdings Limited.

(2) Homann Tire LTD (“Homann”) filed a complaint against the Company's subsidiary ASNA Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company's obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002.

The Company started to implement the system but full installation was never completed and Homann moved to another system 6 months later. During depositions pursuant to this case, the Company successfully negotiated an agreement with Homann on March 29, 2007. The terms of the agreement provide for a settlement payment to Homann for $150,000 as evidenced by a note payable, at an interest rate of at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 is payable in April 2009, and the Company expects to be able to pay for this from free cash flow at that time. Interest on the note payable is payable in equal monthly installments of $833.

PART III

Item 9.  Directors, Executive Officers , Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position
Ian Warwick	47	Chief Executive Officer,Chairman of the Company and Director
Michael O’Driscoll	54	Chief Financial Officer of the Company
Simon Chadwick	38	Chief Operating Officer and Director
Dwight B Mamanteo	37	Director *
Marcus Wohlrab	44	Director *
Frederick Wasserman	53	Director

*
In conjunction with the resignations of Mr. O’Driscoll and Mr. Jamieson as directors of the Company on March 1, 2007, the Company’s Board of Directors elected Mr. Mamanteo and Mr. Marcus Wohlrab to the Board of Directors, as independent Directors. Simultaneously, the Board formed a Compensation Committee, an Audit Committee and the Governance and Nomination Committee.

None of the members of our management held positions with the Company prior to its merger with W3 Group, Inc., in December, 2005.

Ian Warwick has served as Chief Executive Officer, a Director and Chairman of the Board since December 2005. He has served as CEO, President and Chairman of Auto Data Network, Inc, Aftersoft Group’s parent and largest shareholder since October 2005 to present. From September 2004 until December 2005 he served as CEO of Broaden Software, Inc., a software company aggregator. From January 2004 to July 2004 he served as CEO of Bioaccelerate Holdings, Inc where he established the structure of the business to enable it to raise capital and acquire pharmaceutical products and licenses. From March 2001 to September 2003, he established and listed on the OTCBB, Corspan, Inc. a supply chain and enterprise resource planning company for the design and print industry.

Michael O'Driscoll has served as Chief Financial Officer of the Company since July 2005 and continues to serve as the Company’s CFO. He became a director of Aftersoft Group in July, 2005 and remained a Director until March 1, 2007, when he resigned his position as a Director. From April 1994 to date, Mr. O'Driscoll has served as a Non-Executive Chairman of QV Foods Limited, a large produce supplier to Marks & Spencer, Sainsbury, Tesco and the UK wholesale market. QV Foods is a private company with annual revenue of 45 million GBP. He is also a non-executive director of its holding company, A.H.Worth Limited. From June 2003 to December 2005, Mr. O'Driscoll served as an independent director of Auto Data Network (UK) Ltd, a subsidiary of Auto Data Network, Inc, Aftersoft Group’s parent.

Simon Chadwick has served as Chief Operating Officer of the Company since May 2007, and a director since July 17 2007. Mr. Chadwick has served as the Company’s vice-president of Corporate Development since January 2006. From September 2004 to March 2006, Mr. Chadwick served as the Chief Technical Officer of Broaden Software, Inc., a software company aggregator, for which he structured several acquisitions and provided business and technology appraisals and negotiations in the United Kingdom, New Zealand and South Africa. From November 2003 to September 2004, he served as the Chief Executive Officer of BrainBox Consulting Ltd., a technology consulting company. From July 2000 to November 2003, he served as the Chief Technology Officer of Corspan Inc., a private equity funded company focused on e-business initiatives, including the acquisition of leading-edge knowledge, content, and management systems. Mr. Chadwick received his Bachelor of Science degree in chemistry and computer science from the University of Hull (Hull, England).

Dwight B. Mamanteo became a Director of the Company on March 1, 2007. Mr. Mamanteo serves as the Chairman of the Company’s Compensation Committee, as a member of the Company’s Audit Committee and as a member of the Company’s Governance Nomination Committee. From November 2004 to the present, he has served as an Investment Analyst and Portfolio Manager at Wynnefield Capital Inc., a private investment firm headquartered in New York City. From September 1999 to June 2004, he served as manager of Global Alliances Technical Services for BEA Systems in the US and France. He has also provided technical consulting services to Delta Technologies, VISA International, Liberty Mutual, Ameritec Communications and Ericcson Communications. Mr. Mamanteo received his MBA from the Columbia University Graduate School of Business and his Bachelor of Electrical Engineering from Concordia University (Montreal). Since November, 2005, Mr. Mamanteo has served on the Board of Directors of Sevis Sherpa Corporation, where he chairs the Compensation Committee.

Marcus Wohlrab became a Director of the Company on March 1, 2007. Mr. Wohlrab is the Chairman of the Governance and Nomination Committee and is a member of the Audit Committee and the Compensation Committee. In April, 2001, Mr. Wohlrab founded Easting Capital Limited, a company that serves as a placing agent for credit and interest rate securities as well as negotiating public finance deals for large infrastructure projects. He has been the Chief Executive Officer of Easting Capital Limited since its inception in April, 2001. Mr. Wohlrab currently sits on the Board of Albaedo AG, a Switzerland-based technology company specializing in latency critical and large data transfer issues for Internet based communications. From October 2000 to April 2001, Mr. Wohlrab was Executive Vice President Market Development for Easdaq, the pan-European Stock Market for growth companies (later acquired by Nasdaq). From January 1998 to September 2000, he served as Europe and Middle East Director for Nasdaq International. He also founded, built and helped finance WinWatch/WinVista, a software programming entity focused on Internet and Windows security products. He was also Director of Corporate Finance for Modatech Systems, Assistant Director for the Union Bank of Switzerland, Vice President of Sales and Marketing for Paine Webber International, and Vice President for Wood Gundy/CIBC/Oppenheimer. Mr. Wohlrab received a Bachelor of Science degree in Mathematics and Geology from Devon University.

Frederick Wasserman became a Director of the Company on July 17, 2007. Mr. Wasserman is the Chairman of the Audit Committee and is a member of the Governance and Nomination Committee and Compensation Committee. Mr. Wasserman currently serves as a financial and management consultant. From August 2005 to December 2006, he served as Chief Operating and Chief Financial Officer of Mitchell & Ness Nostalgia Company, a manufacturer of licensed sportswear. From January 2001 to February 2005, he served as President and Chief Financial Officer of Goebel of North America, a subsidiary of the manufacturer of M.I. Hummel products, W. Goebel Porzellanfabrik Company. From December 1995 to January 2001 he served as Vice-President of Finance and Chief Financial Officer of Papel Giftware, serving as the company’s interim president from May 2000 to January 2001. He also brings 13 years of public accounting experience, most notably work with each of Coopers & Lybrand and Eisner & Company. He received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School, and has been a Certified Public Accountant. Mr. Wasserman also serves as a Director for the following companies: Acme Communications, Inc.  (chairman- Nominating Committee, member- Audit Committee), Breeze-Eastern Corporation (Chairman- Audit Committee), Allied Defense Group (Member-Audit Committee, Ethics and Governance Committee), TeamStaff, Inc.(Chairman- Audit Committee), Crown Crafts, Inc. and Gilman + Ciocia, Inc. (Chairman- Compensation Committee, Member- Audit Committee).

Board Committees

The Company’s Board of Directors has three standing committees of the Board: a Compensation Committee, an Audit Committee and Governance and Nomination Committee. The directors named above serve on the following Board committees:

Compensation Committee:	Audit Committee	Governance and Nomination Committee
Dwight B. Mamanteo - Chair	Dwight B. Mamanteo	Dwight B. Mamanteo
Marcus Wohlrab	Marcus Wohlrab	Marcus Wohlrab — Chair
Frederick Wasserman	Frederick Wasserman** - Chair	Frederick Wasserman

**The Board of Directors has determined that Frederick Wasserman is a financial expert as defined in Regulation S-B promulgated under the Securities Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended June 30, 2007, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis.

Code of Ethics

The Company has adopted a code of ethics that applies to our CEO and CFO, principal accounting officer, controller, and persons performing similar functions, a copy of which is filed as exhibit 14 to this annual report on form 10-KSB.

Item 10. Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Overview

The Compensation Committee (the “Compensation Committee” or the “Committee”) of the Board administers our executive compensation program. Each member of the Committee is a non-employee and an independent director. The Compensation Committee is responsible for establishing salaries, administering our incentive programs, and determining the total compensation for our Chief Executive Officer and other executive officers. The Compensation Committee seeks to achieve the following goals with our executive compensation programs : to attract, motivate, and retain key executives and to reward executives for value creation. The Compensation Committee seeks to foster a performance-oriented environment by tying a significant portion of each executive’s cash and equity compensation to the achievement of performance targets that are important to the Company and its stockholders. Our executive compensation program has three principal elements : base salary, cash bonuses, and equity incentives under a recently established Long-Term Incentive Plan (the “LTIP”).

Compensation Principles

We believe the top growing companies design their compensation program to attract, motivate, and retain highly talented individuals to drive business success. We further believe that the ideal programs tend to be principle-based rather than rules-based with such best practices compensation programs providing for the opportunity for executives and other key employees to achieve significant compensation upon the realization of objectives that clearly benefit a company and its shareholders. The Committee believes that best-practices plan will reflect the following principles;

Compensation should be related to performance

A proper compensation program should reinforce our Company’s business and financial objectives. Employee compensation will vary based on Company versus individual performance. When the Company performs well against the objectives that the Compensation Committee and Board will set, employees will receive greater incentive compensation. To the extent the business does not achieve or meet these objectives, then incentive awards will be reduced or eliminated. An employee’s individual compensation will also vary based on his or her performance, contribution, and overall value to the business. Employees with sustained high performance should be rewarded more than those in similar positions with lesser performance.

Our employees should think like stockholders

The second critical principle of our compensation programs should be to foster an environment where our employees should act in the interests of the Company’s stockholders. We believe that the best way to encourage them to do that is through an equity interest in their company. Equity interest in a company can be achieved in several respects : the establishment of equity incentive plans that provide for the granting of equity-based awards, such as stock options and/or restricted stock or performance share units to employees. This requires the establishment of an omnibus long-term stock-based incentive plan (“LTIP”), which our Board has recently approved and which will shortly be presented to our shareholders for their approval. While these plans also provide for traditional stock options, we believe that options should not form the dominant focus of a proper incentive plan and that performance share units or performance vesting restricted stock grants represent a preferred form of equity incentive. The philosophy behind such a structure is that as employees earn more stock (as opposed to options) they will think more like stockholders. Put another way, when all employees become owners, they think and behave like owners.

Incentive compensation should be a greater part of total compensation for more senior positions

The proportion of an individual’s total compensation that varies with individual and Company performance objectives should increase as the individual’s business responsibilities increase. Thus, cash bonuses and LTIP-based compensation should form the overwhelmingly dominant portion of overall compensation for the Company’s senior employees and the milestones for payouts on those plans for our senior employees are based entirely on corporate results.

Compensation Targets

Historically, we have not set targets for our offices and employees. Presently the Compensation Committee with the help of the officers of the Company is setting competitive targets that properly reflect the challenges of the business and create an equity focused culture throughout the entire Company.

In allocating compensation among these elements, the compensation of a company’s senior-most levels of management - those persons having the greatest ability to influence a company’s performance - should be predominantly performance-based, while more junior employees should receive a greater portion of their compensation based on their base salary.

Base Salary and Cash Incentive

We will divide total cash compensation into a base salary portion and a cash incentive bonus portion. The Compensation Committee establishes the Chief Executive Officer’s targeted cash compensation first and then sets the cash compensation for other officers accordingly, based on the function served by that officer, that officer’s experience, and expected individual performance. Generally, we believe that the higher the level of responsibility of the executive within our Company, the greater the portion of that executive’s target total cash compensation that consists of the cash incentive component. The higher the executive’s level of responsibility within the Company, the greater the percentage of the executive’s compensation that should be tied to the Company’s performance.

Equity Incentive

Long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. The Committee believes that the use of stock and stock-based awards offers the best approach to properly achieving our goals. We believe that stock-based compensation provide the principal method for executive officers to acquire equity or equity-linked interests in the Company. Our Board has authorized a long-term equity incentive plan that we will utilize for such a purpose, subject to shareholder approval at our upcoming annual meeting.

To date, officers and senior management within the Company have not been granted stock; as we were in the process of restructuring our business, we felt that grants at such time would be inappropriate. However, now that a successful turnaround has taken place and once the Company becomes profitable, the Committee may deem it appropriate to distribute a one-time three-year vesting stock grant to each senior officer.

Rationale for Paying each Element

Base compensation and participation in benefit plans are established to provide employees with appropriate industry competitive terms. Director retainers are paid partially to compensate Directors for their considerable time investment and to assist Directors in covering their indirect operating expenses as independent contractors. Annual incentive cash bonuses are paid to reward employees for performance and stockholder value enhancement in the current year, based upon targets set by the Board for the CEO and his direct reports, with the CEO establishing the individual targets for all other employees.

LTIP awards will be designed to reward the building of long-term stockholder value, while providing modest, interim rewards in the pursuit of such longer-term objectives.

Determination of Amounts to Pay

Base salaries, benefits and potential cash bonuses are established based upon current market conditions. Where needed, outside consultants may be retained to assist in this process. Benefit plan structures may be evaluated periodically to determine market competitiveness with similar companies.

Stock-based awards to be granted will be evaluated based upon projected total compensation levels for participants assuming certain objectives are achieved. Since the majority of the total potential compensation is based upon performance, our expectation is that the total projected compensation level be well above average, because the “at risk” compensation levels generally exceed 2/3 of anticipated compensation under the assumption that bonus targets are met. The Committee, taking into consideration management’s recommendations and with sign-off from all independent Directors, will set each year’s goals and milestones, their weightings, and the formulas for award calculation. For accounting purposes, cash elements are expensed as earned. LTIP awards are expensed as provided for under FAS 123R, and are further described in the footnotes to the Audited Financial Statements included in this report.

How the Elements Interact

While each element is set with certain needs in mind, the Committee also looks at the total compensation package for each individual, assuming that bonus and LTIP targets are met at the Base or 100% milestone, to determine that the total payout is appropriate to the level of responsibility attributable to each participant.

Chief Executive Officer Compensation

The Compensation Committee uses the same factors in determining the compensation of our Chief Executive Officer as it does for other senior officers. Our Chief Executive Officer’s base salary for the fiscal year ended June 30, 2007. Our Chief Executive’s salary is evaluated based on a comparison with a peer group as determined by our independent directors.

Employment Agreements

We expect to enter into employment agreements with our Executive Officers, but as of the date of this report, have yet to do so.

Severance Benefits

We anticipate that each Executive Officer’s contract will contain a severance benefit for that officer if he or she is terminated other than for cause or the officer leaves the Company after a change in control, provided they leave for “good reason.” The severance benefit will range from six (6) months’ benefit to two (2) years’ benefit in the case of our Chief Executive Officer. We plan to provide this benefit because we want executives to focus on the Company’s business and enhancing stockholder value without undue concern about any possible loss of their job.

Retirement Plans

We do not offer retirement plans for our officers.

Change in Control

We anticipate that each officer’s contract will contain standard provisions that protect that officer in the event there is a change in control that has not been approved by our Board of Directors. In addition, our long-term incentive plan that has been approved by our directors, but has not yet been approved by our shareholders, will provide for acceleration of vesting in the event of a change in control.

The precise terms and conditions of each executive contract and of each plan will be contained in each such contract or plan, and will be filed with the Securities and Exchange Commission.

Perquisites

We offer limited perquisites for our executives. We may offer life insurance policies for our Named Executive Officers but, as of the date of this report, have yet to establish those policies.

Board Process

The Compensation Committee of the Board of Directors approves all compensation and awards to executive officers, which include the Chief Executive, the Chief Financial Officer, and Chief Operating Officer, and any other Named Executive Officers. Generally, on its own initiative the Compensation Committee reviews the performance and compensation of the Chief Executive, Chief Financial Officer, and Chief Operating Officer and, following discussions with those individuals, establishes their compensation levels where it deems appropriate. For the remaining officers, the Chief Executive Officer makes recommendations to the Compensation Committee that generally, with such adjustments and modifications that are deemed necessary or appropriate by the Committee, are approved. With respect to equity-based compensation awarded to others, the Compensation Committee grants restricted stock, generally based upon the recommendation of the Chief Executive Officer.

The Compensation Committee believes that objectives cannot be established in a vacuum and thus invites management’s input into the establishment of milestones. Although Committee meetings are held in executive session, without management’s presence, the Committee (and from time to time individual members of the Committee) routinely meets with senior officers of the Company to discuss objectives, to explain the rationale for certain objectives or milestones, and to assure that it has management’s input in assessing the consequences of decisions made in Committee, for instance, the impact that its decisions may have on our financial statements. The Committee’s interactions with management seek to achieve a balance between receiving management’s buy-in for objectives and assuring that management is not actually or effectively establishing the terms and parameters for its own compensation.

Forward-Looking Statements

Disclosures in this Compensation Discussion & Analysis may contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “approximate,” “expect,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.

Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed regarding the expectation of compensation plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries. A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to those set forth in the Company’s Form 10−KSB for the year ended June 30, 2007.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following table sets forth information for the fiscal year ended June 30, 2007 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer, Ian Warwick, (b) the Company’s and subsidiaries two most highly compensated Executive Officers (other than our Chief Executive Officer) at the end of our fiscal year ended June 30, 2007 whose total compensation exceeded $100,000 for these periods, Simon Chadwick and Michael Jamieson, and (c) up to two additional individuals, if any, for whom disclosure would have been provided pursuant to (b) except that the individual(s) were not serving as Executive Officers at the end of our fiscal year ended June 30, 2007. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Summary Compensation Table For Fiscal Year 2007

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation (10) ($)	Total ($)
Current Officers:					$	$	$	$
Ian Warwick(1) Chief Executive Officer, President and Director	2007	350,682 (1)	~~—~~	~~—~~	~~—~~	~~—~~	~~—~~	~~—~~	$350,682
Simon Chadwick(2) Chief Operating Officer and Director	2007	260,507(2)	~~—~~	~~—~~	~~—~~	~~—~~	~~—~~	~~—~~	$260,507
Michael Jamieson(3) Chief Executive Officer of MAM Software Ltd.	2007	196,384(3)	~~—~~	~~—~~	~~—~~	~~—~~	~~—~~	~~—~~	$196,384

(1)
Reflects salary paid to Mr. Warwick for services rendered to the Company and its subsidiaries during fiscal 2007 as Aftersoft’s Chief Executive Officer and President. Salary was paid in British pounds at an annual salary of 175,000 GBP. The amount shown was translated to U.S. dollars based on June 30, 2007 currency conversion rate of 1 GBP = $2.0039. Mr. Warwick did not receive any additional compensation for his services as a director on the Company’s Board of Directors.

(2)
Reflects annual salary paid to Mr. Chadwick for services rendered to the Company and its subsidiaries during fiscal 2007 as Aftersoft’s Chief Operating Officer. Salary was paid in British pounds at an annual salary of 130,000 GBP. The amount shown was translated to U.S. dollars based on June 30, 2007 currency conversion rate of 1 GBP = $2.0039. Mr. Chadwick did not receive any additional compensation for his services as a director on the Company’s Board of Directors.

(3)
Mr. Jamieson previously served as the Company’s Chief Operating Officer and a Director on the Company’s Board of Directors, but resigned these positions on March, 6 2007. Mr. Jamieson currently serves as Chief Executive Officer of the Company’s subsidiary, MAM Software Ltd., and the amount shown in the table above reflects compensation paid to him for fiscal 2007 in this capacity. The amount shown reflects annual salary paid to Mr. Jamieson in British pounds at an annual salary of 98,000 GBP, and was translated to U.S. dollars based on June 30, 2007 currency conversion rate of 1 GBP = $2.0039.

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended June 30, 2007. The Company has no retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards at 2007 Fiscal Year End

There were no option awards or stock awards outstanding for our Named Executive Officers as of June 30, 2007.

Director Compensation for Fiscal 2007

During fiscal 2007, directors who were not officers of the Company received $2,500 for each Board meeting attended in person and $750 for each Board Committee meeting attended in person, or 75% of the applicable rate if attended such Board or Committee meeting by teleconference. Directors who are also executive officers of the Company do not receive any additional compensation for their service on the Board.

The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended June 30, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Ian Warwick	—	—	—	—	—	—	—
Simon Chadwick	—	—	—	—	—	—	—
Dwight B. Mamanteo	$9,312	—	—	—	—	—	$9,312
Marcus Wohlrab	$9,312	—	—	—	—	—	$9,312
Frederick Wasserman	—	—	—	—	—	—	—

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of the Common Stock as of September 30, 2007 by (a) each stockholder who is known by the Company to own beneficially 5% or more of the outstanding Common Stock; (b) all directors; (c) the Company’s Named Executive Officers; and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock. The percentage of beneficial ownership is based upon 87,054,471 shares of Common Stock outstanding as of September 30, 2007. Unless otherwise identified, the address of the directors and officers of the Company listed above is Regus House, Herons Way, Chester Business Park, Chester, CH4 9QR, UK.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percent of class of Common Stock (1)
Auto Data Network, Inc.(2) 151 First Avenue 65 New York, NY 10003	71,250,000	81.85%

Ian Warwick (2)	0	0%

Simon Chadwick	0	0%

Michael O’Driscoll	0	0%

Frederick Wasserman

Dwight Mamanteo	0	0%

Marcus Wohlrab	0	0%

Executive Officers and Directors as a group (6 persons)	0	0%

(1)
Based on a total of 87,054,471 shares of Common Stock outstanding. In accordance with Securities and Exchange Commission Rules, each person's percentage interest is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on September 30, 2007 plus (b) the number of shares such person has the right to acquire within sixty (60) days of September 30, 2007.

(2)
Mr. Warwick, as the Chief Executive Officer of ADNW, has power to vote and dispose of Common Stock owned by ADNW. Mr. Warwick disclaims beneficial ownership of the 71,250,000 shares of Common Stock held by ADNW.

Equity Compensation Plan Information

As of June 30, 2007, we had no equity compensation plans in place under which our Common Stock is authorized for issuance.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

Mr. Warwick is also Chief Executive Officer and Chairman of ADNW, which is the Majority Shareholder of the Company.

During the 2006 fiscal year the Company had the following transactions with Aftersoft's parent company, ADNW: From time to time ADNW advances funds to the Company. Such advances, totaling $14,000 at June 30, 2006, are non-interest bearing and currently have no specific due date. During the year payments totaling $617,000 were advanced to the Aftersoft Group with repayments of $219,000, giving a net effect of $398,000. The Company transferred its note receivable with a related party known as MAM North America, Inc. ("MAM North America") in the amount of $510,000 to ADNW. ADNW agreed to accept the assignment for all the issued shares of MAM North America from the Company and repaid the $510,000 note receivable on October 1, 2005 by allowing the Company to reduce its balance of loans due to ADNW. The Company sold its 43% shareholder interests in MAM Software North America, Inc. in October, 2005. As a consequence of the sale ADNW agreed that MAM Software could offset the $510,000 Note Receivable from MAM Software North America, Inc. against the outstanding debt due ADNW. The net book value of the Company’s investment in MAM Software North America, Inc. prior to the Transfer to ADNW was nil. The transactions allowed the Company to improve its balance sheet by reducing loans due to the parent company. Furthermore, MAM North America has indemnified MAM UK against all past or current liabilities. In fiscal 2006, the Company sold property and equipment to a third party for $308,000, who paid directly to ADNW. This reduced the advances due to the parent company. On June 10, 2006, the Company sold 100% of the outstanding Common Stock of Euro Soft (which by then had its own operations) to a third party for $1,400,000. The proceeds from the sale of Euro Soft were offset against amounts due to the parent company.

As of March 31, 2007 the Company issued the following Common Stock to ADNW as full consideration of three acquisitions :

On December 21, 2005, the Company issued 32,500,000 shares of its Common Stock to ADNW for the acquisition of MAM Software and CarParts Technologies, Inc.

On August 25, 2006 the Company issued 28,000,000 shares of its Common Stock to ADNW for the acquisition of EXP Dealer Software.

On February 1, 2007 the Company issued 16,750,000 shares of its Common Stock to ADNW for the acquisition of Dealer Software and Services.

From time to time various payments were made by ADNW and Aftersoft group companies on behalf of other companies within the ADNW Group of companies. The advances do not attract interest and there is no set dates for repayment.

EURO Software Services Limited develops bespoke software and sells software licenses in Europe. EURO Software was sold in June 2006 for $1,400,000 to an unrelated third party, namely Capital Computers Limited. The Company had taken the opportunity to dispose of EURO Software Services Limited. This disposal contributed $1,400,000 in cash to the Company within twelve months of the sale. The sales proceeds will be used to reduce outstanding loans leaving other cash generated by the Company to fund further software development. Payment was due in three tranches; (i) $450,000 by June 2006; (ii) $450,000 by December 2006; and, (iii) $500,000 by June 2007. As of June 30, 2006 the note receivable relating to this sale was $950,000. EURO Software Services Limited was acquired from a third party on January 17, 2006 for 500,000 shares of Common Stock of the Company.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Nasdaq Marketplace Rules, even though such definitions do not currently apply to us because we are not listed on Nasdaq. We have determined that Dwight B. Mamanteo, Marcus Wohlrab and Frederick Wasserman are “independent” within the meaning of such rules. Ian Warwick and Simon Chadwick are not “independent” under these rules, due to their positions as Chief Executive Officer and Chief Operating Officer, respectively, with the Company.

Item 13. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3 (i) 1
Articles of Incorporation of Aftersoft Group, Inc. (then named W3 Group, Inc.) filed with the Delaware Secretary of State on March 17, 2003 (incorporated by reference to Exhibit 3(i).1 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007).

3 (i).2
State of Delaware Agreement of Merger Between W3 Group, Inc., a Delaware Domestic Corporation (now known as Aftersoft Group, Inc.) and W3 Group, Inc., a Colorado corporation regarding the merger of the two corporations with the survivor corporation being the Delaware corporation, which was filed with the Delaware Secretary of State on May 7, 2003 (incorporated by reference to Exhibit 3(i).2 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007).

3 (i).3
Certificate of Amendment to Aftersoft Group, Inc.'s (then known as W3 Group, Inc.) Certificate of Incorporation increasing the authorized stock of the corporation to 110,000,000 shares, 100,000,000 in common stock, par value $0.0001 per share and 10,000,000 of preferred stock, pare value $0.0001 per share, while simultaneously effecting a fifteen (15) for one (1) reverse stock split, which was filed with the Delaware Secretary of State on April 20, 2005 (incorporated by reference to Exhibit 3(i).3 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007).

3 (i).4
Certificate of Amendment to Certificate of Incorporation changing the name of the company to Aftersoft Group, Inc. from W3 Group, Inc., filed with the Delaware Secretary of State on December 22, 2005 (incorporated by reference to Exhibit 3(i).4 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007).

3 (ii)	By-Laws of Aftersoft Group, Inc. (incorporated by reference to Exhibit 3(ii) to the Company's Form 10-KSB filed on November 17, 2006).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007).

10.1
Share Sale Agreement relating to EXP Dealer Software Limited dated August 4, 2006 among Auto Data Network, Inc., Aftersoft Group,, Inc. and Aftersoft Dealer Software Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2006).

10.2
Share Sale Agreement relating to Dealer Software and Services Limited dated February 1, 2007 between Aftersoft Group, Inc. and Auto Data Network, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2007).

14	Code of Ethics (filed herewith).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Item 14. Principal Accountant Fees and Services

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, KMJ Corbin & Company LLP, for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2007 and 2006.

	For the Year Ended
	June 30, 2007	June 30, 2006

Audit fees (1)	$129,000	$90,000
Audit- related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
Total fees	$129,000	$90,000

(1)	Audit fees are comprised of annual audit fees, quarterly review fees, consent fees and consultation fees on accounting issues.

(2)	There are no audit-related fees for fiscal years 2007 and 2006.

(3)	There are no tax fees which usually comprise of tax compliance and consultation fees.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aftersoft Group, Inc.

Date : October 12, 2007	By :	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Aftersoft Group, Inc.

Date : October 12, 2007	By :	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer, Chairman and Director (Principal Executive Officer)

	By :	/s/ Michael O’Driscoll
Michael O’Driscoll
Chief Financial Officer (Principal Financial Officer)

Date : October 12 2007	By :	/s/ Simon Chadwick
Simon Chadwick
Chief Operating Officer and Director

Date : October 12 2007	By :	/s/ Frederick Wasserman
Frederick Wasserman
Audit Committee Chair and Director

Date : October 12 2007	By :	/s/ Dwight Mamanteo
Dwight Mamanteo
Compensation Committee Chair and Director

Date : October 12 2007	By :	/s/ Marcus Wohlrab
Marcus Wohlrab
Goverance Committee Chair and Director

AFTERSOFT GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Members
of Aftersoft Group, Inc.

We have audited the accompanying consolidated balance sheet of Aftersoft Group, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aftersoft Group, Inc. and subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 10, the accompanying consolidated financial statements for the year ended June 30, 2006 have been restated to retroactively reflect combinations of entities under common control that occurred during fiscal 2007.

KMJ CORBIN & COMPANY LLP

Irvine, California

October 12, 2007

Aftersoft Group, Inc.
Consolidated Balance Sheet
(In thousands, except share data)

As of
June 30, 2007
ASSETS
Current Assets
Cash	$665
Accounts receivable, net of allowance of $227
Note receivable	865
Amount due from parent company	264
Investment in non-marketable securities	688
Investments in available-for-sale securities	360
Inventories	339
Other	624
Total Current Assets	7,570

Property and Equipment, Net	359
Other Assets
Goodwill	22,393
Amortizable intangible assets, net	7,494
Software development costs, net	1,301
Other long-term assets	29

Total Assets	$39,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,688
Accrued expenses	2,050
Current portion of accrued litigation costs	2,275
Payroll and other taxes	1,045
Current portion of long-term debt and accrued interest	745
Current portion of deferred revenue	1,397
Taxes payable	764
Other current liabilities	7
Total Current Liabilities	10,971

Long-Term Liabilities
Deferred revenue, net of current portion	753
Deferred income taxes	880
Accrued litigation costs, net of current portion	1,500
Long-term debt, net of current portion	4
Total Liabilities	14,108

Commitments and contingencies	-

STOCKHOLDERS' EQUITY
Preferred stock
Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-
Common stock
Par value $0.0001 per share; 150,000,000 shares authorized, 80,127,384 shares issued and outstanding	8
Additional paid-in capital	26,123
Accumulated other comprehensive income	1,523
Accumulated deficit	(2,616)
Total Stockholders' Equity	25,038

Total Liabilities and Stockholders' Equity	$39,146

The accompanying notes are an integral part of these consolidated financial statements.

Aftersoft Group, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share data)

		Restated (see Notes 1 and 10)
	For the year ended June 30, 2007	For the year ended June 30, 2006

Revenues	$26,778	$23,479
Cost of revenues	11,061	10,756
Gross Profit	15,717	12,723

Operating Expenses
Research and development	3,693	3,567
Sales and marketing	2,488	2,353
General and administrative	5,112	6,439
Depreciation and amortization	1,947	1,721
Impairment of goodwill	3,100	-
Total Operating Expenses	16,340	14,080

Operating Loss	(623)	(1,357)

Other Income (Expense)
Gain on extinguishment of liability	487	-
Interest expense	(149)	(154)
(Loss) gain on sale of property and equipment	(4)	224
Litigation costs	(2,350)	-
Other, net	26	22
Total other income (expense), net	(1,990)	92

Pre-tax loss from continuing operations	(2,613)	(1,265)

Provision for income taxes	1,040	758

Loss from continuing operations	(3,653)	(2,023)

Income from discontinued operations, net of tax	543	448
Gain (loss) on sale of discontinued operations, net of tax	(378)	295

Net Loss	(3,488)	(1,280)

Foreign currency translation gain (loss)	1,899	(74)
Total Comprehensive Loss	$(1,589)	$(1,354)

Loss per share attributed to common stockholders – basic and diluted
Net loss from continuing operations	$(0.04)	$(0.03)
Discontinued operations	-	0.01
Net Loss	$(0.04)	$(0.02)
Weighted average number of shares of common stock outstanding – basic and diluted	79,828,912	78,401,233

The accompanying notes are an integral part of these consolidated financial statements.

Aftersoft Group, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance as of June 30, 2005	32,500,000	$3	$20,934	$(302)	$2,152	$22,787
Restatement relating to combinations of entities under common control (see Notes 1 and 10) :
Common stock issued for acquisition of EXP Dealer Software Limited	28,000,000	2	2,916	-	-	2,918
Common stock issued for acquisition of Dealer Software and Services Limited	16,750,000	2	686	-	-	688
Restated balance as of June 30, 2005	77,250,000	7	24,536	(302)	2,152	26,393
Shares issued in connection with merger with W3 Group, Inc.	1,601,167	1	(1)	-	-	-
Common stock issued to a consultant for services performed	470,000	-	499	-	-	499
Common stock issued for the acquisition of software licenses	500,000	-	530	-	-	530
Foreign currency translation adjustments	-	-	-	(74)	-	(74)
Net loss	-	-	-	-	(1,280)	(1,280)
Balance as of June 30, 2006 (restated)	79,821,167	8	25,564	(376)	872	26,068
Common stock issued to consultants for services performed	6,217	-	3	-	-	3
Common stock issued to convert long-term debt	300,000	-	144	-	-	144
Fair value of warrants issued for litigation costs	-	-	412	-	-	412
Foreign currency translation adjustments	-	-	-	1,899	-	1,899
Net loss	-	-	-	-	(3,488)	(3,488)
Balance as of June 30, 2007	80,127,384	$8	$26,123	$1,523	$(2,616)	$25,038

The accompanying notes are an integral part of these consolidated financial statements.

Aftersoft Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

		Restated (see Notes 1 and 10)
	For the year ended June 30, 2007	For the year ended June 30, 2006

Cash Flows from operating activities :
Net loss	$(3,488)	$(1,280)
Adjustments to reconcile net loss to cash provided by operating activities :
Non-cash revenues	(360)	-
Depreciation and amortization	1,947	1,721
Gain on extinguishment of liability	(487)	-
Loss (gain) on sale of property and equipment	4	(224)
Fair value of warrants issued for litigation costs	412	-
Pre-tax loss (gain) on sale of discontinued operations	378	(422)
Common stock issued for consulting services	3	499
Impairment of goodwill	3,100	-

Changes in assets and liabilities (net of the effect of acquisitions and divestitures) :
Accounts receivable	(233)	(1,406)
Inventories	(75)	109
Prepaid expenses and other assets	(59)	(87)
Net advances from (repayments to) parent company relating to operating activities	(278)	(870)
Accounts payable	884	(52)
Taxes payable	(224)	904
Deferred revenue	(1,235)	306
Accrued expenses and other liabilities	300	1,441
Accrued litigation costs	1,805	-
Net cash provided by operating activities	2,394	639

Cash Flows from investing activities :
Purchase of property and equipment	(228)	(130)
Proceeds from the sale of property and equipment	-	103
Net advances from (repayments to) parent company relating to investing activities	(1,250)	1,268
Capitalized software development costs	(585)	(551)
Net cash (used in) provided by investing activities	(2,063)	(690)

Cash Flows from financing activities :
Payments on long-term debt	(84)	(1,043)
Net cash used in financing activities	(84)	(1,043)

Effect of exchange rate changes	40	(86)
Net increase in cash	207	200

Cash at beginning of year	458	258
Cash at end of year	$665	$458

Continued /……………..

Aftersoft Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

		Restated (see Notes 1 and 10)
	For the year ended June 30, 2007	For the year ended June 30, 2006

Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$149	$130
Income taxes	$1,300	$182

Non-cash investing and financing transactions during the year for :
Settlement of note receivable by offsetting against amounts due to Parent	$950	510
Shares issued for acquisition of software licenses	$-	530
Proceeds from sale of office equipment offset against amounts due to Parent	$-	308
Proceeds from sale of Euro Soft offset against amounts due to parent company	$-	450
Earn-out payments to third parties related to EXP paid by Parent	$2,200	-
Shares issued for conversion of long-term debt	$144,000	-

Euro Software Services Limited divestiture :
Accounts receivable	$-	880
Software licenses	-	530
Accounts payable	-	(240)
Income taxes payable	-	(192)
Pre-tax gain on sale	-	422
Note receivable	$-	$1,400

Divestiture of Dealer Software and Services Limited :
Accounts receivable	$933	$-
Goodwill	700	-
Accounts payable	(68)	-
Deferred revenue	(322)	-
Loss on sale	(378)
Note receivable	$865	$-

The accompanying notes are an integral part of these consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation

Aftersoft Group, Inc. (together with its subsidiaries, the “Company”) is a subsidiary of Auto Data Network, Inc. (“ADNW” or the “Parent”), which owns approximately 82% of the outstanding Common Stock. Subsequent to year end, ADNW is in the process of distributing to its stockholders the shares it holds in the Company.

The Company is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe (primarily in the United Kingdom - “UK”) and North America. MAM Software Limited (“MAM”) is based in Sheffield, UK. Aftersoft Network N.A., Inc. (“ASNA”) is comprised of ASNA Warehouse Distribution Management, Inc. and ASNA Tire Management Inc., which are based in San Juan Capistrano, California and ASNA Autoservice, Inc., which is based in Allentown, Pennsylvania. EXP Dealer Software Limited (“EXP”) has two wholly owned subsidiaries. MMI Automotive Limited (“MMI Automotive”) is based in Swindon, UK. Chester, UK-based Anka Design Limited (“Anka”) is an advertising and design business serving the automotive and technology sectors. Dealer Software and Services Limited (“DSS”) is based in Chester and had a subsidiary that was divested in fiscal 2007 (see Note 2). DSS held an 18.18% ownership interest in DCS Automotive Limited (“DCS”), which it divested in fiscal 2008 (see Note 12).

On December 21, 2005, W3 Group, Inc. (“W3”) consummated an Acquisition Agreement (“Agreement”) to acquire all 1,500 of the outstanding shares of Common Stock of Old Aftersoft Group, Inc. (“Oldco”) owned by ADNW in exchange for the issuance of 32,500,000 newly issued shares of W3, par value $0.0001 per share (the “Common Stock”).

Pursuant to the Agreement and as a result of consummation of the Agreement, the existing shareholders of W3 owned 8,877,384 shares, or approximately 11.08% of the 80,127,384 total outstanding shares of the Common Stock and ADNW owned 71,250,000 shares or approximately 88.92% of the total outstanding shares. Concurrent with the closing of the transaction, the Board of Directors of W3 appointed three additional directors designated by ADNW to serve until the next annual election of directors. In addition, concurrent with the close of the transaction, W3 (1) changed its corporate name from W3 Group, Inc. to Aftersoft Group, Inc., (2) changed its corporate address to California, and replaced the corporate officers. The acquisition was recorded as a reverse acquisition, whereby the assets and liabilities and 32,500,000 outstanding shares of Common Stock of Oldco (reported as a 21,667:1 stock split and reflected retroactively for all periods presented) were reported at their historical cost and the 1,601,167 shares of W3 reflected as being issued by the Company on December 21, 2005 as a corporate reorganization. In addition, the results of Oldco for all periods presented prior to the reverse acquisition are reported as the results of the Company.

The Company operates on a June 30 fiscal year end.

Combination of Entities under Common Control

On August 26, 2006, the Company acquired 100% of the issued and outstanding shares of EXP from ADNW in exchange for issuing 28,000,000 shares of Common Stock to ADNW. In addition, on February 1, 2007, the Company acquired 100% of the issued and outstanding shares of DSS from ADNW in exchange for issuing 16,750,000 shares of Common Stock to ADNW. Since these acquisitions are with the Company’s majority shareholder, the net assets acquired are recorded at the amounts reflected in ADNW’s consolidated financial statements as of July 1, 2005, and all historical financial statements for the years ended 2006 and 2007 have been retroactively restated as though the transactions had occurred on July 1, 2005 (see Note 10).

The net assets of EXP at July 1, 2005 consisted of the following:

Cash	$64,000
Other current assets	773,000
Property and equipment	177,000
Goodwill	635,000
Amortizable intangibles	2,784,000
Current liabilities	(708,000)
Other long-term liabilities	(807,000)
Net assets recorded to stockholders’ equity	$2,918,000

The net assets of DSS at July 1, 2005 consisted of the following:

Investment in non-marketable securities	$688,000
Net assets recorded to stockholders’ equity	$688,000

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

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2007, the Company had $88,000 of balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

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

No customer accounted for more than 10% of the Company's revenues during the years ended June 30, 2007 and 2006.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires public companies to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company believes it operates in three segments and as such has presented additional segment disclosures (see Note 11).

Geographic Concentrations

The Company conducts business in the United States, Canada and the UK. From customers’ headquartered in their respective countries, the Company derived 20% of its revenues from the United States, and 80% from its UK operations during the year ended June 30, 2007 compared to 1% from Canada, 26% from the United States and 73% from the UK for the year ended June 30, 2006 (as restated). At June 30, 2007, the Company maintained 89% of its net property and equipment in the UK with the remaining 11% in North America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company's management include, but are not limited to, the collectibility of accounts and notes receivable, the recoverability of long-lived assets and valuation of deferred tax assets. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company's consolidated financial instruments consist of cash, accounts receivable, notes receivable, related party loans, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments classified as current, approximate their fair values as of June 30, 2007 due to their short-term maturities. The difference between the fair value and recorded values of the related party loans and long-term debt are not significant due to the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company’s non-current instruments.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Available-for-Sale Investments

The Company accounts for its investments in debt and equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”(“SFAS 115”). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company classifies its marketable securities as available-for-sale under SFAS 115. Marketable securities consist of equity securities. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income, net of tax. At June 30, 2007, investments consist of corporate stock with no unrealized gain or loss.

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

Investment in Non-Marketable Securities

DSS owns an 18.18% ownership interest in DCS, a non-public company in the UK, which it acquired for $688,000. Non-marketable securities consist of equity securities for which there are no quoted market prices. Such investments are initially recorded at their cost, subject to an impairment analysis. Such investments will be reduced if the Company receives indications that a permanent decline in value has occurred. Any decline in value of non-marketable securities below cost that is considered to be "other than temporary" will be recorded as a reduction on the cost basis of the security and will be included in the statement of operations as an impairment loss.

Subsequent to June 30, 2007, DSS sold its interest in DCS for $2,000,000 (see Note 12). As a result, this asset has been reflected as a current asset in the accompanying consolidated balance sheet.

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

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years.

Goodwill

Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements.

SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually at June 30. Based on its analysis, the Company’s management believes that its goodwill is impaired by $3,100,000 at June 30, 2007. The impairment loss relates to ASNA, which is part of the Automotive Parts Aftermarket Sales and Service segment (see Note 11), as a result of recent operating losses. The fair value of ASNA was determined using present value techniques. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the years ended June 30, 2006 and 2007, goodwill activity was as follows :

Balance, July 1, 2005	$22,061,000
Restatement for combination of entity under common control - EXP	635,000
Balance, July 1, 2005 and June 30, 2006 (as restated)	22,696,000
Earn-out payments to third parties related to EXP (see Note 2)	2,200,000
Effect of exchange rate changes	1,297,000
Impairment charge	(3,100,000)
Elimination of goodwill related to divesting of CSC (see Note 2)	(700,000)
Balance, June 30, 2007	$22,393,000

Long-Lived Assets

The Company's management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2007, the Company's management believes there is no impairment of its long-lived assets (other than goodwill discussed above). There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

Issuance of Non-Employee Stock for Non-Cash Consideration

All issuances of the Company's stock to non-employees for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Accordingly, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectibility is probable.

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

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheet.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the term of the service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2007 and 2006, advertising expense totaled $199,000 and $211,000 (restated), respectively.

Gain on Extinguishment of Liability

The Company realized $487,000 of income from the extinguishment of sales tax liabilities for the year ended June 30, 2007, due to the expiration of the statute of limitations related to such liabilities. During June 2001, CarParts adopted a formal plan to abandon its internet retailing business and a provision was set up to cover any potential sales tax liabilities. This balance represents the portion of the potential liabilities that were never paid.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into U.S. dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders' equity, which totaled $1,899,000 and ($74,000) (restated) for the years ended June 30, 2007 and 2006, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2007 and 2006, the components of comprehensive income (loss) consist of foreign currency translation gains (losses).

Income Taxes

The Company accounts for domestic and foreign income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), “Accounting for Income Taxes.”

Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the year. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. During periods in which the Company incurs losses, Common Stock equivalents, if any, are not considered, as their effect would be anti-dilutive. The Company has no dilutive securities for the years ended June 30, 2007 and 2006.

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings (loss) per share computation for the years ended June 30 :

		(As Restated)
	2007	2006
Numerator for basic and diluted loss per share :
Net loss available to common stockholders	$(3,488,000)	$(1,280,000)

Denominator for basic and diluted loss per common share :
Weighted average number of shares of common stock outstanding	79,828,912	78,401,233
Net loss per common share available to common stockholders – basic and diluted	$(0.04)	$(0.02)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company’s fiscal year ending June 30, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

NOTE 2. Acquisitions and Divestitures

Euro Software Services Limited

On January 17, 2006, the Company acquired 100% of the outstanding Common Stock of Euro Software Services Limited ("Euro Soft") from a third party for 500,000 shares of its unregistered Common Stock valued at $1.06 per share (based on the closing price at the date of the transaction). As Euro Soft had no operations, customers, accounts receivable or accounts payable at that date, the Company considered the transaction an acquisition of software licenses totaling $530,000.

On June 10, 2006, the Company sold 100% of the outstanding Common Stock of Euro Soft (which by then had its own operations) to a third party for $450,000 in cash and $950,000 in a non-interest bearing note due in installments of cash or publicly traded buyer stock of $450,000 in December 2006 and $500,000 in June 2007. The initial cash payment of $450,000 and the fiscal 2007 installments of $950,000 were paid by the third party directly to ADNW in satisfaction of advances to the Company from ADNW.

The operations of Euro Soft and its subsequent sale are considered discontinued operations.

The sale of Euro Soft resulted in a gain on the sale of discontinued operations as follows :

Accounts receivable sold	$880,000
Software licenses sold	530,000
Accounts payable assumed	(240,000)
Income taxes payable assumed	(192,000)
Net assets sold	978,000
Consideration received	1,400,000
Pre-tax gain on sale of discontinued operations	$422,000
Income taxes	(127,000)
Gain on sale of discontinued operations, net of tax	$295,000

Included in discontinued operations of the Company are the following results of Euro Soft between January 17, 2006 and June 10, 2006 :

Revenues	$880,000
Cost of sales	240,000
Income from operations	640,000
Income taxes	192,000
Income from discontinued operations, net of tax	$448,000

EXP Dealer Software Limited

The acquisition was recorded as a combination of an entity under common control (see Note 1).

During the year ended June 30, 2007, ADNW made earn-out payments on behalf of the Company to the previous owners of Anka totaling $1,500,000 pursuant to the original acquisition agreement between ADNW and the previous owners. Such payments were recorded as goodwill. There are no additional potential earn-out payments under the acquisition agreement.

Dealer Software and Services Limited

This acquisition was recorded as a combination of an entity under common control (see Note 1). DSS had a wholly owned subsidiary, Consolidated Software Capital Limited (“CSC”).

During the year ended June 30, 2007, ADNW made earn-out payments on behalf of the Company to the previous owners of CSC totaling $700,000 related to the original CSC acquisition by ADNW under the acquisition agreement. Such payments were recorded as goodwill. There are no additional potential earn-out payments under the acquisition agreement.

On June 17, 2007, DSS sold all of its CSC shares for a note receivable of $865,000. This note has the following terms : $432,750 is due 180 days from the date of disposal with the final payment becoming due 360 days from disposal. The $865,000 is reported as a note receivable in the accompanying consolidated balance sheet.

The operations of CSC are considered discontinued operations.

The sale of CSC resulted in a loss on the sale of discontinued operations as follows :

Accounts receivable sold	$933,000
Goodwill written off	700,000
Accounts payable assumed	(68,000)
Deferred revenue assumed	(322,000)
Net assets sold	1,243,000
Consideration received	865,000
Loss on sale of discontinued operations	$378,000

Included in discontinued operations of the Company are the following results of CSC between July 1, 2006 and June 17, 2007 (there was no operating activity in this entity prior to July 1, 2006) :

Revenues	$611,000
Cost of sales	68,000
Income from operations	543,000
Income taxes	-
Income from discontinued operations, net of tax	$543,000

NOTE 3. Transactions with Parent Company

The Company transferred its note receivable with a related party known as MAM North America, Inc. (“MAM North America”) in the amount of $510,000 to ADNW. ADNW agreed to accept the assignment for all the issued shares of MAM North America from the Company and repaid the $510,000 note receivable on October 1, 2005 by allowing the Company to reduce its balance of loans due to ADNW.

From time to time ADNW makes advances to or borrows funds from the Company. The net balance of such advances / (loans), totaling $264,000 at June 30, 2007 and ($14,000) at June 30, 2006, are non-interest bearing and currently have no specified due date.

NOTE 4. Property and Equipment

Property and equipment consist of the following as of June 30, 2007 :

Leasehold improvements	$172,000
Computer and office equipment	314,000
Equipment under capital leases	54,000
Furniture and equipment	469,000
1,009,000
Less : Accumulated depreciation	(650,000)
$359,000

Depreciation expense on fixed assets for the years ended June 30, 2007 and 2006 was $162,000 and $329,000 (restated), respectively.

NOTE 5. Intangible Assets

Intangible assets consist of the following as of June 30, 2007 :

Assets not subject to amortization :
Goodwill	$22,393,000
Assets subject to amortization :
Completed software technology (9-10 years useful life)	$4,886,000
Customer contracts / relationships (10 years useful life)	5,837,000
Automotive data services (20 years useful life)	391,000
11,114,000
Less : Accumulated amortization	(3,620,000)
Amortizable intangible assets, net	$7,494,000

Software development costs	$2,458,000
Less : Accumulated amortization	(1,157,000)
Software development costs, net	$1,301,000

For the years ended June 30, 2007 and 2006, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $1,785,000 and $1,392,000 (restated), respectively.

Estimated future amortization of software development costs and intangibles is as follows :

Years Ending June 30,
2008	$1,949,000
2009	1,561,000
2010	1,312,000
2011	1,173,000
2012	1,112,000
Thereafter	1,688,000
Total	$8,795,000

NOTE 6. Long-Term Debt and Accrued Interest

Long-term debt and accrued interest consists of the following as of June 30, 2007:

Notes payable to former owners of acquired business, bearing interest at 8% per annum; payable in monthly installments of principal and interest of $11,098 and increasing periodically to $20,905 through May 2007, at which time the remaining balance is due, secured by certain assets of the Company.

This note was repaid after June 30, 2007 (see Note 12).	$479,000

Notes payable to former owners of acquired business, bearing interest at 9% per annum; payable in monthly installments of principal and interest of $13,177 through May 2007, secured by certain assets of the Company.

This note was repaid after June 30, 2007 (see Note 12).	186,000
Accrued interest	69,000
Other	15,000
749,000
Less : Current portion	745,000
$4,000

During the year ended June 30, 2007, the Company issued a note holder 300,000 shares of Common Stock totaling $144,000 (valued at the closing price of the Common Stock on the date of the transaction), as a partial conversion of the 8% note payable balance.

Future maturities of long-term debt at June 30, 2007 are as follows :

Years Ending June 30,

2008	$745,000
2009	4,000
Total	$749,000

NOTE 7. Income Taxes

The Company has United States federal and state tax net operating loss carry-forwards available for future periods of approximately $50 million at June 30, 2007, expiring through 2026. As a result of the changes in the ownership of the Company, as defined in Section 382 of the Internal Revenue Code, there may be limitations on the amount of net operating loss carry-forwards that may be utilized in the future, estimated at $11 million.

The provision for income taxes consists of the following for the years ended June 30, 2007 and 2006 :

	2007
	USA Federal	USA State	UK Corporate	Total
Current	$50,000	$63,000	$927,000	$1,040,000
Deferred	—	—	—	—
Total	$50,000	$63,000	$927,000	$1,040,000

	2006
	USA Federal	USA State	UK Corporate	Total
Current	$—	$—	$758,000	$758,000
Deferred	—	—	—	—
Total	$—	$—	$758,000	$758,000

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets consist of the following at June 30, 2007 :

Deferred tax assets :
Net operating loss carry-forwards	$6,730,000
Deferred revenue	731,000
Reserves and accruals	1,650,000
Total deferred tax assets	9,111,000
Deferred tax liabilities :
Other acquired amortizable intangibles	(2,573,000)
Software development costs	(455,000)
Depreciation and amortization	(319,000)
State taxes	(351,000)
Total deferred tax liabilities	(3,698,000)
Valuation allowance	(6,293,000)
Net deferred tax liabilities	$(880,000)

The Company believes that uncertainty exists with respect to future realization of the U.S. deferred tax assets and has established a valuation allowance for the full amount as of June 30, 2007. The Company established an allowance of approximately $4.1 million when it purchased CarParts Technologies.

The provision (benefit) for income taxes for the years ended June 30, 2007 and 2006 differs from the amount computed by applying the U.S. Federal income tax rates to net loss from continuing operations before taxes as a result of the following :

	June 30,	June 30,
	2007	2006
Taxes at statutory rates applied to loss from
continuing operations before taxes	$(889,000)	$(443,000)
State taxes, net of federal effect	(165,000)	(68,000)
Non-deductible goodwill impairment	1,240,000	-
Other non-deductible expenses	40,000	30,000
Differential in UK corporate tax rate	(182,000)	(117,000)
Income generated in tax-free location	(294,000)	-
Change in valuation allowance	1,290,000	1,356,000
Total adjustments	1,929,000	1,201,000
Provision for income taxes	$1,040,000	$758,000

The Company does not intend to repatriate any earnings from the UK subsidiaries to the United States.

NOTE 8. Commitments and Contingencies

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

(1)
On February 14, 2007, the Company was informed of a verdict against CarParts Technologies, Inc. (“CarParts”) in favor of Aidan McKenna in litigation in the Court of Common Pleas of Allegheny County, Pennsylvania. The judgment was for the principal amount of $3,555,000 and stems from a complaint filed by Mr. McKenna on November 13, 2002 regarding an asset purchase transaction. That judgment also terminated the Company’s counter-claim against Mr. McKenna alleging breach of contract. CarParts is now known as ASNA Tire Management, Inc. (“ASNA Tire”). ASNA Tire is a wholly owned subsidiary of Aftersoft Network N.A, Inc., which, in turn, is a wholly owned subsidiary of the Company.

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

In September 2006, Mr. McKenna filed another action in the Court of Common Pleas of Allegheny County, Pennsylvania. This new action sought to enforce Mr. McKenna’s previously described judgment against CarParts against several new entities, including ASNA Tire Management, Inc., ASNA Warehouse Distribution Management, Inc., ASNA Autoservice, Inc., Auto Data Network, Inc. and the Company. This new action alleged that all of these entities were liable for payment of Mr. McKenna’s judgment against CarParts.

On August 1, 2007 the Company and Mr. McKenna entered into an agreement that settled this outstanding case. The agreement provided that the Company would pay Mr. McKenna $2,000,000 in cash, $825,000 in the form of a promissory note with an interest rate of 8% amortized in equal payments over a 24-month period, and in addition would issue Mr. McKenna 1,718,750 shares of Common Stock of the Company, which represented an aggregate number of shares of Common Stock of the Company that the parties determined fairly represented $825,000 (assuming a value of $0.48 per share of Common Stock, the closing price of the Company’s Common Stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of Common Stock at the same price, which was valued at $412,000 (using the Black-Scholes valuation model) and recorded as an additional litigation cost for the year ended June 30, 2007. Upon entering this agreement all parties agreed to drop the ongoing appeal and the Company agreed to withdraw all existing litigation and agreement with McKenna on September 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The increase in the accrual of $2,350,000 was recorded in litigation costs in the accompanying consolidated statement of operations. The shares were issued in fiscal 2008 (see Note 12).

Additionally the Company entered into a settlement agreement with Mr. Arthur Blumenthal, a former shareholder in Anderson BDG Inc, who was owed amounts from the Company for the acquisition of a subsidiary. The Company renegotiated the agreement with Mr. Blumenthal, the terms of which required the Company to make a payment of $50,000 cash and the issuance to Mr. Blumenthal and registration of 300,000 shares of the Company’s Common Stock, which were issued in fiscal 2007 and valued at $0.48 per share or $144,000. The Company subsequently completely settled the lawsuit with Mr. Blumenthal and the retirement of his notes payable for $948,000 in cash in fiscal 2008 (see Note 12).

(2)
Homann Tire LTD (“Homann”) filed a complaint against the Company's subsidiary ASNA Tire in California District Court on August 11, 2005 regarding the Company's obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002.

The Company started to implement the system but full installation was never completed and Homann moved to another system six months later. During depositions pursuant to this case, the Company successfully negotiated an agreement with Homann on March 29, 2007. The terms of the agreement call for a settlement payment to Homann of $150,000 (which was recorded in litigation costs in the accompanying consolidated statement of operations in fiscal 2007), bearing interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 is recorded in accrued litigation costs, payable in April 2009, and the Company expects to be able to pay for this from free cash flow at that time. Interest on the note payable is payable in monthly installments of $833.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers’ contracts, the Company indemnifies its customers in case the software sold violates any US patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through August 2011. Terms of the leases provide for monthly payments ranging from $500 to $13,500. For the years ended June 30, 2007 and 2006, the Company incurred rent expense totaling approximately $668,000 and $737,000 (restated), respectively. Future annual minimum payments under non-cancelable operating leases are as follows :

Years Ending June 30,
2008	$472,000
2009	256,000
2010	140,000
2011	131,000
2012	48,000
Thereafter	30,000
$1,077,000

NOTE 9. Stockholders’ Equity

During the year ended June 30, 2006, the Company issued 1,601,167 shares in the W3 reorganization (see Note 1).

In 2006, 470,000 shares of Common Stock were issued to a consultant valued at $1.06 per share, for services relating to the W3 Group reverse merger and reported in general and administrative expenses.

The Company acquired software licenses in its transaction with Euro Soft during 2006. The consideration was satisfied by the issuance of 500,000 Common Stock of the Company, valued at $1.06 per share (see Note 2).

During the year ended June 30, 2007, the Company issued 28,000,000 shares for the acquisition of EXP and 16,750,000 shares for the acquisition of DSS (see Note 1).

The Company also issued 300,000 shares to debt providers to reduce the note payable by $144,000 (see Notes 6 and 8). These shares were issued at the market price of $0.48 per share. The Company also issued 6,217 shares to consultants for services provided. These shares were issued at the market price of $0.50 per share.

NOTE 10.Restatement of Previously Issued Financial Statements

The following tables present a summary of the effects of the restatement adjustments on the Company’s consolidated statements of operations and cash flows for the year ended June 30, 2006 :

Consolidated statement of operations for the year ended June 30, 2006 (in thousands, except share data) :

	As previously Reported	*Adjustments	As Restated

Revenues	$19,261	$4,218	$23,479
Cost of revenues	9,746	1,010	10,756
Gross Profit	9,515	3,208	12,723

Operating Expenses
Research and development	3,089	478	3,567
Sales and marketing	1,904	449	2,353
General and administrative	4,489	1,950	6,439
Depreciation and amortization	1,275	446	1,721
Total Operating Expenses	10,757	3,323	14,080

Operating Loss	(1,242)	(115)	(1,357)

Other Income (Expense)
Interest expense	(130)	(24)	(154)
Gain on disposal of assets	224	-	224
Other, net	20	2	22
Total Other Income (Expense)	114	(22)	92

Pre-Tax Loss from continuing operations	(1,128)	(137)	(1,265)

Provision for income taxes	587	171	758
Loss from continuing operations	(1,715)	(308)	(2,023)

Income from discontinued operations, net of tax	448	-	448
Gain on sale of discontinued operations	295	-	295
Net Loss	(972)	(308)	(1,280)

Foreign currency translation adjustment	(86)	12	(74)
Total Comprehensive Loss	$(1,058)	$(296)	$(1,354)

Loss per share attributed to common stockholders – basic and diluted
Net loss from continuing operations	$(0.05)		(0.03)
Discontinued operations	0.02		0.01
Net Loss	$(0.03)		(0.02)

Weighted average number of shares of common stock outstanding – basic and diluted	33,651,233	44,750,000	78,401,233

* Adjustments represent the historical operations of EXP Dealer Software Limited and Dealer Software and Services Limited for the year ended June 30, 2006.

Consolidated statement of cash flows for the year ended June 30, 2006 (in thousands) :

	As previously Reported	*Adjustments	As Restated

Cash flows from operating activities

Net loss	$(972)	$(308)	$(1,280)
Adjustment to reconcile net loss to cash provided by operating activities :
Depreciation and amortization	1,275	446	1,721
Gain on sale of property and equipment	(224)	-	(224)
Gain on sale of discontinued operations	(422)	-	(422)
Common stock issued for consulting services	499	-	499
Changes in operating assets and liabilities (net of the effect of acquisitions and divestitures) :
Accounts receivable	(752)	(654)	(1,406)
Inventories	112	(3)	109
Prepaid expenses and other assets	(126)	39	(87)
Accounts payable	18	(70)	(52)
Taxes payable	780	124	904
Deferred revenue	(305)	611	306
Accrued expenses and other liabilities	1,587	(146)	1,441
Net cash provided by operating activities	1,470	39	1,509

Cash flows from investing activities :

Purchase of property and equipment	(62)	(68)	(130)
Proceeds from the sale of property and equipment	103	-	103
Capitalized software development costs	(551)	-	(551)
Net cash used in investing activities	(510)	(68)	(578)

Cash flows from financing activities :

Proceeds from related party advances	617	-	617
Payment on long-term debt	(1,043)	-	(1,043)
Payment to related party under advances	(219)	-	(219)
Net cash used in financing activities	(645)	-	(645)

Effect of exchange rate changes	(86)	-	(86)

Net increase (decrease) in cash	229	(29)	200

Cash at beginning of period	194	64	258

Cash at end of period	$423	$35	$458

* Adjustments represent the historical operations of EXP Dealer Software Limited and Dealer Software and Services Limited for the year ended June 30, 2006.

NOTE 11. Segment Information

The Company operates in three segments (organized around differences in products and services), as follows:

•
Automotive Parts Aftermarket Sales and Service - consisting of the operations of MAM and ASNA. MAM and ASNA are combined because their products, development processes and customers are the same. They utilize the same sales force and share marketing information and product brochures. This segment provides business management software and services to businesses engaged in the automotive aftermarket in the US and the UK.

•
Automotive Dealer Management Software - consisting of the operations of MMI Automotive, which provides software products and services to automotive dealerships to help increase business efficiency and profitability.

•	On-Line Service Business - consisting of the operations of Anka, which is an advertising and design business serving the automotive and technology sectors.

The “Unallocated and Other” category includes the results for Aftersoft Group, Inc., Aftersoft Group (UK) Limited and other unallocated items.

(In Thousands)	Year Ended	Restated (see Notes 1 and 10) Year Ended
	June 30,	June 30,
	2007	2006
Revenue
Automotive Parts Aftermarket Sales and Service	$20,217	$19,261
Automotive Dealer Management Software	3,721	4,218
On-Line Service Business	2,840	-
Consolidated	26,778	23,479

Operating income (loss)
Automotive Parts Aftermarket Sales and Service	$(1,415)	$573
Automotive Dealer Management Software	(608)	(115)
On-Line Service Business	1,222	-
Unallocated and Other	178	(1,815)
Consolidated	(623)	(1,357)

Depreciation and amortization
Automotive Parts Aftermarket Sales and Service	$1,462	$1,275
Automotive Dealer Management Software	485	446
On-Line Service Business	-	-
Unallocated and Other	-	-
Consolidated	1,947	1,721

Total assets
Automotive Parts Aftermarket Sales and Service	$30,859
Automotive Dealer Management Software	3,806
On-Line Service Business	2,663
Unallocated and Other	1,818
Consolidated	39,146

Substantially all capitalized software development costs and purchases of property and equipment are within the Automotive Parts Aftermarket Sales and Service segment.

NOTE 12. Subsequent Events

In July 2007, the Company raised $2,500,000 through an equity offering of its Common Stock which was matched by an equivalent issue of warrants. The Company issued a total 5,208,337 shares of Common Stock at $0.48 and 5,208,337 warrants to purchase Common Stock at $1.00.

On July 3, 2007, the Company repaid all of its notes payable to former owners of acquired businesses along with accrued interest (see Note 6).

On July 30, 2007, DSS sold its investment in DCS to a third party for $2,000,000 recognizing a gain of $1,312,000 in the first quarter of fiscal 2008.

The Company finalized its agreement with Mr. McKenna on September 6, 2007 (see Note 8), whereby it paid the cash settlement of $2,000,000 and issued Mr. McKenna 1,718,750 shares of Common Stock of the Company and a warrant to purchase an equivalent number of shares of Common Stock at the same price.

On June 29, 2007, the Company granted to a holder of 2,124,098 shares of ADNW preferred stock, which is convertible into 7,231,622 shares of Common Stock of ADNW (representing approximately 10% of the fully diluted shares of ADNW), certain exchange rights. The preferred shareholder agreed to waive anti-dilution rights it held in ADNW for the right to exchange the preferred shares for 6,402,999 units of the Company. The units have the same terms as the equity offering sold in July, 2007 (see above) - one share of Company Common Stock, and a five-year warrant to purchase one share of Company Common Stock exercisable at $1.00. The Company has received notice that the preferred shareholder intends to complete the exchange by October 15, 2007.

INDEX TO EXHIBITS

Exhibit Number	Description
3 (i) 1
Articles of Incorporation of Aftersoft Group, Inc. (then named W3 Group, Inc.) filed with the Delaware Secretary of State on March 17, 2003 (incorporated by reference to Exhibit 3(i).1 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007).

3 (i).2
State of Delaware Agreement of Merger Between W3 Group, Inc., a Delaware Domestic Corporation (now known as Aftersoft Group, Inc.) and W3 Group, Inc., a Colorado corporation regarding the merger of the two corporations with the survivor corporation being the Delaware corporation, which was filed with the Delaware Secretary of State on May 7, 2003 (incorporated by reference to Exhibit 3(i).2 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007).

3 (i).3
Certificate of Amendment to Aftersoft Group, Inc.'s (then known as W3 Group, Inc.) Certificate of Incorporation increasing the authorized stock of the corporation to 110,000,000 shares, 100,000,000 in common stock, par value $0.0001 per share and 10,000,000 of preferred stock, pare value $0.0001 per share, while simultaneously effecting a fifteen (15) for one (1) reverse stock split, which was filed with the Delaware Secretary of State on April 20, 2005 (incorporated by reference to Exhibit 3(i).3 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007).

3 (i).4
Certificate of Amendment to Certificate of Incorporation changing the name of the company to Aftersoft Group, Inc. from W3 Group, Inc., filed with the Delaware Secretary of State on December 22, 2005 (incorporated by reference to Exhibit 3(i).4 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007).

3 (ii)	By-Laws of Aftersoft Group, Inc. (incorporated by reference to Exhibit 3(ii) to the Company's Form 10-KSB filed on November 17, 2006).
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007).
10.1
Share Sale Agreement relating to EXP Dealer Software Limited dated August 4, 2006 among Auto Data Network, Inc., Aftersoft Group,, Inc. and Aftersoft Dealer Software Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2006).

10.2
Share Sale Agreement relating to Dealer Software and Services Limited dated February 1, 2007 between Aftersoft Group, Inc. and Auto Data Network, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2007).

14	Code of Ethics (filed herewith)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to Aftersoft Group, Inc.’s Registration Statement on Form SB-2 filed on February 16, 2007)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)..
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).