Form 10KSB/A
period 2007-06-30
Aftersoft Group
filed 2007-10-15
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

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

Customers

For its fiscal year ended June 30, 2007, no single customer accounted for more than 10% of the Company's total revenues. Our top ten customers accounted for 20% of total revenues. Some of the ASNA’s top customers in North America include Autopart International, AutoZone, Monro Muffler Brake, Fountain Tire and U.S. Tire and Exhaust. In the UK market, MAM Software’s top customers include Unipart Automotive, Motoserv, Sutton Autofactors and Auto Battery Service.

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

KMJ CORBIN & COMPANY LLP

Irvine, California

October 12, 2007

Aftersoft Group, Inc.
Consolidated Balance Sheet
(In thousands, except share data)

As of
June 30, 2007
ASSETS
Current Assets
Cash	$665
Accounts receivable, net of allowance of $227	3,765
Note receivable	865
Amount due from parent company	264
Investment in non-marketable securities	688
Investments in available-for-sale securities	360
Inventories	339
Other	624
Total Current Assets	7,570

Property and Equipment, Net	359
Other Assets
Goodwill	22,393
Amortizable intangible assets, net	7,494
Software development costs, net	1,301
Other long-term assets	29

Total Assets	$39,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,688
Accrued expenses	2,050
Current portion of accrued litigation costs	2,275
Payroll and other taxes	1,045
Current portion of long-term debt and accrued interest	745
Current portion of deferred revenue	1,397
Taxes payable	764
Other current liabilities	7
Total Current Liabilities	10,971

Long-Term Liabilities
Deferred revenue, net of current portion	753
Deferred income taxes	880
Accrued litigation costs, net of current portion	1,500
Long-term debt, net of current portion	4
Total Liabilities	14,108

Commitments and contingencies	-

STOCKHOLDERS' EQUITY
Preferred stock
Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-
Common stock
Par value $0.0001 per share; 150,000,000 shares authorized, 80,127,384 shares issued and outstanding	8
Additional paid-in capital	26,123
Accumulated other comprehensive income	1,523
Accumulated deficit	(2,616)
Total Stockholders' Equity	25,038

Total Liabilities and Stockholders' Equity	$39,146

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

Aftersoft Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

		Restated (see Notes 1 and 10)
	For the year ended June 30, 2007	For the year ended June 30, 2006

Cash Flows from operating activities :
Net loss	$(3,488)	$(1,280)
Adjustments to reconcile net loss to cash provided by operating activities :
Non-cash revenues	(360)	-
Depreciation and amortization	1,947	1,721
Gain on extinguishment of liability	(487)	-
Loss (gain) on sale of property and equipment	4	(224)
Fair value of warrants issued for litigation costs	412	-
Pre-tax loss (gain) on sale of discontinued operations	378	(422)
Common stock issued for consulting services	3	499
Impairment of goodwill	3,100	-

Changes in assets and liabilities (net of the effect of acquisitions and divestitures) :
Accounts receivable	(233)	(1,406)
Inventories	(75)	109
Prepaid expenses and other assets	(59)	(87)
Net advances from (repayments to) parent company relating to operating activities	(278)	(870)
Accounts payable	884	(52)
Taxes payable	(224)	904
Deferred revenue	(1,235)	306
Accrued expenses and other liabilities	300	1,441
Accrued litigation costs	1,805	-
Net cash provided by operating activities	2,394	639

Cash Flows from investing activities :
Purchase of property and equipment	(228)	(130)
Proceeds from the sale of property and equipment	-	103
Net advances from (repayments to) parent company relating to investing activities	(1,250)	1,268
Capitalized software development costs	(585)	(551)
Net cash (used in) provided by investing activities	(2,063)	(690)

Cash Flows from financing activities :
Payments on long-term debt	(84)	(1,043)
Net cash used in financing activities	(84)	(1,043)

Effect of exchange rate changes	(40)	(86)
Net increase in cash	207	200

Cash at beginning of year	458	258
Cash at end of year	$665	$458

Continued /……………..

Aftersoft Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

		Restated (see Notes 1 and 10)
	For the year ended June 30, 2007	For the year ended June 30, 2006

Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$149	$130
Income taxes	$1,300	$182

Non-cash investing and financing transactions during the year for :
Settlement of note receivable by offsetting against amounts due to Parent	$950	$510
Shares issued for acquisition of software licenses	$-	$530
Proceeds from sale of office equipment offset against amounts due to Parent	$-	$308
Proceeds from sale of Euro Soft offset against amounts due to parent company	$-	$450
Earn-out payments to third parties related to EXP paid by Parent	$2,200	$-
Shares issued for conversion of long-term debt	$144	$-

Euro Software Services Limited divestiture :
Accounts receivable	$-	$880
Software licenses	-	530
Accounts payable	-	(240)
Income taxes payable	-	(192)
Pre-tax gain on sale	-	422
Note receivable	$-	$1,400

Divestiture of Dealer Software and Services Limited :
Accounts receivable	$933	$-
Goodwill	700	-
Accounts payable	(68)	-
Deferred revenue	(322)	-
Loss on sale	(378)
Note receivable	$865	$-

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