Form 10QSB
period 2007-09-30
Aftersoft Group
filed 2007-11-19
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

The issuer has 87,054,471 shares of common stock outstanding as of November 19, 2007.

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

September 30, 2007
ASSETS
CURRENT ASSETS
Cash	$850
Accounts receivable, net of allowance of $181	4,159
Note receivable	865
Inventories	415
Investments in available for sale securities	369
Amount due from parent company	359
Other	571
Total Current Assets	7,588

PROPERTY AND EQUIPMENT, NET	385

Investment in non-marketable securities	-

OTHER ASSETS
Goodwill	22,633
Amortizable intangible assets, net	7,443
Software development costs, net	1,367
Other long-term assets	29
Total Other Assets	31,472
TOTAL ASSETS	$39,445
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,700
Accrued expenses	1,656
Payroll and other taxes	1,037
Current portion of long-term debt	570
Current portion of deferred revenue	1,678
Taxes payable	613
Total Current Liabilities	8,254

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	681
Deferred income taxes	880
Long-term debt, net of current portion	382
Total Liabilities	10,197

Commitments and contingencies	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.0001 per share, 150,000,000 shares authorized, 87,054,471 shares issued and outstanding	9
Additional paid-in capital	28,984
Accumulated other comprehensive income	1,903
Accumulated deficit	(1,648)
Total Stockholders’ Equity	29,248
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,445

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended
	September 30, 2007	September 30, 2006 (Restated)
Revenues	$6,615	$6,414
Cost of revenues	2,814	2,722
Gross profit	3,801	3,692

Operating expenses
Research and development	866	869
Sales and marketing	652	576
General and administrative	1,876	1,175
Depreciation and amortization	484	494
Total operating expenses	3,878	3,114

Operating (loss) income	(77)	578

Other income (expense)
Gain on extinguishment of liability	-	487
Interest expense	(33)	(26)
Loss on disposal of property and equipment	(12)	(4)
Gain on sale of investment in non-marketable securities	1,312	-
Other, net	10	12
Total other income, net	1,277	469

Income before provision for income taxes	1,200	1,047

Provision for income taxes	232	226
Net income	968	821

Foreign currency translation gain (loss)	380	954

Total comprehensive income	$1,348	$1,775

Earnings per share attributed to common stockholders - basic and diluted	$0.01	$0.01
Weighted average number of shares of common stock outstanding - basic and diluted	86,239,726	79,821,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Thousands)

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:

Net income	$2,632	$821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,380	494
Gain on extinguishment of liability	(487)	(487)
Loss (gain) on sale of property and equipment	4	4
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(1,496)	(214)
Inventories	(292)	(74)
Prepaid expenses and other assets	612	99
Accounts payable	850	310
Accrued expenses and other liabilities	(509)	(242)
Deferred revenue	(530)	(442)
Taxes payable	(191)	90
Net cash provided by operating activities	1,973	359

Cash flows from investing activities:
Cash acquired in acquisition	105	-
Purchase of property and equipment	(145)	(52)
Proceeds from the sale of property and equipment	-	-
Capitalized software development costs	(1800)	(188)
Net cash provided by (used in) investing activities	(1,840)	(240)

Cash flows from financing activities:
Payments on long-term debt	(15)	(5)
Proceeds from related party advances	204	-
Payments on related party advances	(120)	(78)
Net cash provided by (used in) financing activities	69	(83)

Effect of exchange rate changes	155	(17)
Net increase in cash and cash equivalents	357	19
Cash and cash equivalents, beginning of period	423	458
Cash and cash equivalents, end of period	$780	$477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$85	$88
Income taxes	$646	$-

Non-cash investing and financing transactions during the period for:
Settlement of note payable	$-	$510
Shares issued to Auto Data Network, Inc for the acquisition of investment in non-marketable securities	$688
Shares issued to Auto Data Network, Inc. for the acquisition of EXP Dealer Software Limited:
Cash	$105
Accounts receivable	491
Other current assets	788
Property and equipment	153
Accounts payable and accrued expenses	(945)
Deferred revenue	(1,292)
Amortizable intangible assets	2,363
Goodwill	905
Net book value of EXP Dealer Software Limited	$2,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2007 and 2006

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

Operating results for the three months ended September 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

NOTE 2. NATURE OF BUSINESS

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of Auto Data Network, Inc. (“ADNW”), which owns approximately eighty two percent (82%) of the Company’s outstanding Common Stock.

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited is based in Sheffield, U.K. EXP Dealer Software Services Limited is comprised of MMI Automotive Limited, based in Wiltshire and Anka Design Limited, based in Chester, U.K. Aftersoft Network, NA, Inc., has offices in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio.

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

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2007, the Company did not have any balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions it believes to be creditworthy.

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

No customer accounted for more than 10% of the Company's revenues during the three months ended September 30, 2007 and 2006.

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

Geographic Concentrations

The Company conducts business in the United States, Canada, United Kingdom (“UK”) and the rest of Europe. From customers headquartered in their respective countries, the Company derived 19% of its revenues from the United States, 75% from its UK operations, 1% from Canada and 5% of its revenues from the rest of Europe during the quarter ended September 30, 2007 compared to 1% from Canada, 24% from the United States, 66% from the UK and 9% of its revenues from the rest of Europe for the quarter ended September 30, 2006. As of September 30, 2007, the Company maintains 90% of its net property and equipment in the UK with the remaining 10% in North America.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, note receivable, investments in available-for-sale securities, related party loans, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments classified as current approximate their fair values as of September 30, 2007 due to their short-term maturities. The difference between the fair value and recorded values of the related party loans and long-term debt are not significant due to the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company's non-current instruments.

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
Note Receivable

On June 17, 2007, DSS sold all of its CSC shares for a note receivable of $865,000. This note has the following terms: $432,750 is due 180 days from the date of disposal with the final payment becoming due 360 days from disposal. The $865,000 is reported as a note receivable in the accompanying consolidated balance sheet.

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

During the three months ended September 30, 2007, the Company sold its non-marketable investment to a third party for $2,000,000, generating a gain of $1,312,000.

Available-for-Sale Investments

The Company accounts for its investments in debt and equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”(“SFAS 115”). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company classifies its marketable securities as available-for-sale under SFAS 115. Marketable securities consist of equity securities. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income, net of tax. At September 30, 2007, investments consist of corporate stock with no unrealized gain or loss.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation expense was $55,000 and $46,000 for the three months ended September 30, 2007 and 2006, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income of the Company. Amortization expense was $133,000 and $165,000 for the three months ended September 30, 2007 and 2006, respectively

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense on amortizable intangible assets was $298,000 for the three months ended September 30, 2007, and $188,000 for the three months ended September 30, 2006.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired~~.~~, which resulted in a $3,000,000 impairment charge in fiscal 2007. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its goodwill existed at September 30, 2007. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue which could result in additional impairment of goodwill in the future.

For the three months ended September 30, 2007, goodwill activity was as follows:

Balance June 30, 2007	$22,393,000
Increase due to foreign exchange movements	240,000

Balance September 30, 2007	$22,633,000

Long-Lived Assets

The Company's management assesses the recoverability of other long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2007, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense was $38,000 and $10,000 for the three months ended September 30, 2007 and 2006.

Gain on Extinguishment of Liability

The Company realized $487,000 of income from the extinguishment of a liability during the three months ended September 30, 2007, due to the expiration of the statute of limitations related to such liability.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into U.S. dollars at the quarter end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders' equity (deficit), which totaled approximately $25,000 and ($32,000) for the three months ended September 30, 2007 and 2006, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no material foreign currency gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during the period from non-owner sources. For the three months ended September, 2007 and 2006, the components of comprehensive income (loss) consist of foreign currency translation gains (losses).

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

NOTE 3. NOTE RECEIVABLE

On June 10, 2006, the Company sold 100% of the outstanding common stock of Euro Software Limited to a third party for $450,000 in cash and $950,000 in a non-interest bearing note due in installments of cash or publicly traded buyer stock of $450,000 in December 2006 and $500,000 in June 2007. As of September 30, 2007, $500,000 was outstanding.

NOTE 4. TRANSACTIONS WITH PARENT COMPANY

From time to time payments are made between ADN and the Company. As of September 30, 2007, the balance due from ADN was $100,000, which is non-interest bearing and due on demand.

NOTE 5. ACQUISITION

As discussed in Note 2, on August 25, 2006, 100% of the stock of EXP Dealer Software was acquired for 28,000,000 shares of Common Stock of the Company. The acquisition was treated as a common control merger and recorded at the net book value of EXP Dealer Software in the books of ADN, as 100% of EXP Dealer Software’s shares were previously owned by ADN.

The accompanying consolidated statement of income for the three months ended September 30, 2007 includes the results of operations of EXP Dealer Software from the date of acquisition.

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

•	On-Line Service Business - consisting of the operations of Anka, which is an advertising and design business serving the automotive and technology sectors.

The “Unallocated and Other” category includes the results for Aftersoft Group, Inc., Aftersoft Group (UK) Limited and other unallocated items.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
(In Thousands)	2007	2006
Revenue
Automotive Parts Aftermarket Sales and Service	$5,355	$4,860
Automotive Dealer Management Software	927	984
On-Line Service Business	333	570
Consolidated	6,615	6,414

Operating income (loss)
Automotive Parts Aftermarket Sales and Service	$293	$208
Automotive Dealer Management Software	(76)	(80)
On-Line Service Business	188	450
Unallocated and Other	(339)	-
Consolidated	(66)	578

Depreciation and amortization
Automotive Parts Aftermarket Sales and Service	$355	$374
Automotive Dealer Management Software	129	120
On-Line Service Business	-	-
Unallocated and Other	-	-
Consolidated	484	494

Total assets
Automotive Parts Aftermarket Sales and Service	$31,355	$34,803
Automotive Dealer Management Software	4,191	4,477
On-Line Service Business	3,161	304
Unallocated and Other	1,176	1,168
Consolidated	39,883	40,752

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

For the three months ended September 30, 2007, the Company increased its revenues from continuing operations by 3% to $6,615,000 compared with revenues of $6,414,000 in the three months ended September 30, 2006. Gross Profit for the three months ended September 30, 2007, was $3,801,000, a 3% increase, compared to the three month period September 30, 2006. We also experienced an increase in operating expenses within this three month period as compared to the same period in the last fiscal year, which was due to the Company recognizing the full corporate costs. Management feels that the increase in liquidity as compared with the previous year will continue and should steadily increase, as its plans for the US operations are established..

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

Critical Accounting Policies

Other than as noted below, there were no changes to those policies disclosed in our June 30, 2007 10-KSB Filing.

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

Results of Operations

The Company’s results of operations for the three months ended September 30, 2007 compared with the three months ended September 30, 2006 were as follows:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
(In Thousands)	2007	2006
Revenue
Automotive Parts Aftermarket Sales and Service	$5,355	$4,860
Automotive Dealer Management Software	927	984
On-Line Service Business	333	570
Consolidated	$6,615	$6,414

Revenues of $6,615,000 for the three months ended to September 30, 2007 compared with $6,414,000 for the three months ended September 30, 2006, were below the Company’s expectations. However the $495,000 or 10% increase in revenue from the Automotive Parts Aftermarket segment of the business was in line with Company expectations. This was mainly due to ahead of target sales within the UK operation. The Company does expect this to increase through the next fiscal quarter in addition to an up lift in US sales through the continued roll out our AutoPart product and release of additional new products. The Automotive Dealer Management segment revenues for the fiscal period we slightly below projections, this segment continues to be challenging in the UK and we do not expect any change within the next 9 months. Revenues from the On-Line Service segment decreased by 41.5% during this period when compared to the previous fiscal period, this was due to the completion of projects in the previous quarters and existing contracts not being renewed. Our present funding from ongoing sales and revenue will continue to sustain the Company through the coming year in line with projections while allowing us to expand into the U.S. marketplace.

Cost of Revenues. Total cost of revenues for the three ended September 30, 2007, was $2,659,000 compared with $2,528,000 for the period ended September 30, 2006. This was consistent with the increase in revenues from the Automotive Parts Aftermarket segment although offset by the decrease in the costs of revenues from the Automotive Dealer Management segment during the period.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
(In Thousands)	2007	2006
Cost of Revenues
Automotive Parts Aftermarket Sales and Service	$2,659	$2,528
Automotive Dealer Management Software	110	171
On-Line Service Business	45	23
Consolidated	$2,814	$2,722

Operating Expenses. The following tables set forth, for the periods indicated, the Company's operating expenses and the variance thereof.

(In Thousands)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Variance $	Variance %
Research and development	$866	$869	$(3)	0.3%
Sales and marketing	652	576	76	13.2%
General and administrative	1,733	1,175	558	47.5%
Depreciation and amortization	484	494	(10)	0.2%

Total Operating Expenses	$3,735	$3,114	$621	19.9%

Operating expenses increased by $621,000 or 19.9% to $3,735,000 for the three months to September 30, 2007 compared with the three months ended September 30, 2006. This is due to the following:

Research and Development Expenses. Increased slightly during the period and was comparable with the same period in the previous fiscal year. This increase represents continued customer requests for specific modules and on-going work to improve the Company’s product offering.

Sales and Marketing. Increased by $76,000 during the three months to September 30, 2007 as compared with the same period in 2006, this increase was due to the appointment of additional sales personnel within the US operation, plus the costs associated with attending additional trade shows.

General and Administrative. Increased by $558,000 for the three months to September 30, 2007 as compared with the same period in 2006. $288,000 or 51.6% of this increase in cost was due to the Company fully recognizing head office and corporate costs that ADNW, ASFG’s owner and majority shareholder had expensed in the same fiscal period of 2006. The remaining $220,000 or 39.4% of the increase was attributable to an increase in costs within EXP Dealer Software Limited.

Depreciation and Amortization. Depreciation and amortization expenses decreased slightly during this period due mainly to amortization of additional intangible assets which were acquired in connection with the acquisition of EXP Dealer Software Limited in the first quarter of the fiscal year ending June 30, 2007.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
(In Thousands)	2007	2006
Operating Income (Loss) :
Automotive Parts Aftermarket Sales and Service	$293	$208
Automotive Dealer Management Software	(76)	(80)
On-Line Service Business	188	450
Unallocated and Other	(339)	-
Consolidated	$66	$578

Interest Expense. Interest expense increased by $1,000 for the three months to September 30, 2007 and 2006. This increase was a result of the increase in interest rates in 2007 over 2006.

Other Income. Other income for the three months ended September 30, 2007 amounted to $10,000 compared with $12,000 for the three months ended September 30, 2006.

Gain on Sale of Investments. The Company realized a gain $1,312,000 from the sale of the Company’s holding in DCS Automotive Ltd, to Reynolds & Reynolds Inc

Income Taxes. Increased by $6,000 for the three months to September 30, 2007 and 2006, respectively, due to higher pre-tax income within this period.

Net Income. As a result of the above, the Company realized net income amounting to $1,117,000 for the three ended September 30, 2007, compared with net income of $821,000 for the three months ended September, 2006.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2007, which have already occurred in the three months ended September 30, 2007. If internal revenues prove not to be sufficient to support our growth plans, we may consider raising additional funds through debt or equity financing. There can be no assurance that such funding will be available on acceptable terms, in timely fashion or even available at all. Should new funds be delayed, we plan to reduce the burden on our current funding to a sustainable level and to tailor our development programs accordingly.

Summary

We expect to see continued growth from both the US and UK operations over the remaining 9 months, with strong growth in revenues and operating income from the US operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursing those at this time. We would also expect to see increases in revenue over the next 2 quarters, specifically related to additional products that have been developed by the US operation being fully released to customers.

We intend to continue to work at maximizing customer retention by supplying and developing products that streamline and simplify customer operations, thereby increasing their profit margin. By supporting our customers’ recurring revenues, we expect to continue to build our own revenue stream. We believe that we can continue to grow our customer base through additional sales personnel, targeted media and marketing campaigns and products that completely fit client’s requirements. We also intend to service existing clients to higher levels and increasingly partner with them so that together we’ll both achieve our goals.

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

ITEM 5. OTHER INFORMATION

There were no matters required to be disclosed in a Current Report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

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

Aftersoft Group, Inc.

Date : November 19, 2007	By:	/s/ Ian Warwick Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Date : November 19, 2007	By:	/s/ Michael O’Driscoll Michael O’Driscoll
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.