Form 10QSB/A
period 2007-09-30
Aftersoft Group
filed 2007-11-21
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A
Amendment No. 1

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_________

Commission file number 000-27083

Aftersoft Group, Inc.
(Name of Small Business Issuer in its charter)

Delaware	84-1108035
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Explanatory Note

This Form 10-QSB/A of Aftersoft Group, Inc. (the “Company”) constitutes Amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, originally filed with the Securities and Exchange Commission on November 19, 2007 (the “Original Report”).

The purposes of this Amendment are:

1)	to amend the Company’s consolidated statement of cash flows for the three months ended September 30, 2007;

2)
to reorganize the notes to the financial statements by amending the notes to the financial statements contained in the Original Report for additional disclosure of several transactions, adding new notes relating to Stockholders’ Equity (new Note 7), Entry into a Material Definitive Agreement (new Note 8) and Restatement of Prior Year (new Note 10), and renumbering the Notes accordingly;

3)	to amend Item 2 of Part I (Management’s Discussion and Analysis) to correct certain clerical and typographical errors contained in the discussion of the Company’s results of operations;

4)
to amend the disclosure in Item 3 of Part I (Controls and Procedures),  to disclose the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer that the Company’s disclosure controls and procedures were not effective for the quarter covered by the Original Report due the material weakness therein described;

5)
to delete the discussion of the legal proceeding instituted by Homann Tire Ltd. from the disclosure contained in Item 1 of Part II (Legal Proceedings), as there were no material developments related to this proceeding that occurred during the quarter covered by the Original Report;

6)	to amend Item 6 of Part II (Exhibits), and the Index to Exhibits, to include material definitive agreements entered into by the Company during the quarter covered by the Original Report; and

7)	to correct certain other typographical and other matters for clarity throughout the Original Report.

Other than these changes, the remainder of the document is unchanged from the original filing.

This Amendment has been signed as of a current date, and also includes as exhibits, currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

This Amendment does not reflect events occurring after the Original Report. Except for the foregoing amended or added information, this Amendment continues to speak as of the date of filing of the Original Report and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date. For the convenience of the reader, this Amendment sets forth the Original Report in its entirety as amended.

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
AFTERSOFT GROUP, INC
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$850
Accounts receivable, net of allowance of $181	4,159
Note receivable	865
Inventories	415
Investments in available-for-sale securities	369
Amount due from parent company	359
Other	571
Total Current Assets	7,588

PROPERTY AND EQUIPMENT, NET	385

OTHER ASSETS
Goodwill	22,633
Amortizable intangible assets, net	7,443
Software development costs, net	1,367
Other long-term assets	29
Total Other Assets	31,472
TOTAL ASSETS	$39,445
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,700
Accrued expenses	1,656
Payroll and other taxes	1,037
Current portion of long-term debt	570
Current portion of deferred revenue	1,678
Taxes payable	613
Total Current Liabilities	8,254

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	681
Deferred income taxes	880
Long-term debt, net of current portion	382
Total Liabilities	10,197
Commitments and contingencies	--
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.0001 per share, 150,000,000 shares authorized, 87,054,471 shares issued and outstanding	9
Additional paid-in capital	28,984
Accumulated other comprehensive income	1,903
Accumulated deficit	(1,648)
Total Stockholders’ Equity	29,248
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,445

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended
	September 30, 2007	September 30, 2006
		(Restated)
Revenues	$6,615	$6,414
Cost of revenues	2,814	2,722
Gross profit	3,801	3,692

Operating expenses
Research and development	866	869
Sales and marketing	652	576
General and administrative	1,876	1,175
Depreciation and amortization	484	494
Total operating expenses	3,878	3,114

Operating (loss) income	(77)	578

Other income (expense)
Gain on extinguishment of liability	-	487
Interest expense	(33)	(26)
Loss on disposal of property and equipment	(12)	(4)
Gain on sale of investment in non-marketable securities	1,312	-
Other, net	10	12
Total other income, net	1,277	469

Income before provision for income taxes	1,200	1,047

Provision for income taxes	232	226
Net income	968	821

Foreign currency translation gain	380	954

Total comprehensive income	$1,348	$1,775

Earnings per share attributed to
common stockholders
- basic and diluted	$0.01	$0.01

Weighted average number of shares of
common stock outstanding
- basic and diluted	86,239,726	79,821,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Thousands)

	For the Three Months Ended
	September 30, 2007	September 30, 2006
		(Restated)
Cash flows from operating activities:

Net income	$968	$821
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	484	494
Gain on extinguishment of liability	-	(487)
Loss on disposal of property and equipment	12	4
Gain on sale of investment in non-marketable securities	(1,312)	-
Payment of litigation costs	(2,000)	-
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(394)	(214)
Inventories	(76)	(74)
Amount due from parent company	(74)	(168)
Prepaid expenses and other assets	53	99
Accounts payable	12	310
Accrued expenses and other liabilities	(409)	(152)
Deferred revenue	209	(442)
Taxes payable	(151)	90
Net cash (used in) provided by operating activities	(2,678)	281

Cash flows from investing activities:
Purchase of property and equipment	(93)	(52)
Proceeds from the sale of investments	2,000	-
Capitalized software development costs	(181)	(188)
Net cash provided by (used in) investing activities	1,726	(240)

Cash flows from financing activities:
Payments on long-term debt	(747)	(5)
Proceeds from sale of common stock, net of expenses	2,037	-
Net cash provided by (used in) financing activities	1,290	(5)

Effect of exchange rate changes	(153)	(17)
Net increase in cash and cash equivalents	185	19
Cash and cash equivalents, beginning of period	665	458
Cash and cash equivalents, end of period	$850	$477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

	For the Three Months Ended
	September 30, 2007	September 30, 2006
		(Restated)
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$33	$26
Income taxes	$383	$-

Supplemental disclosures of non-cash financing activity :
Shares issued for accrued litigation costs	$825	$-

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

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited (“MAM”) is based in Sheffield, U.K. EXP Dealer Software Services Limited (“EXP”) is comprised of MMI Automotive Limited, (“MMI”) based in Wiltshire and Anka Design Limited, (“ANKA”) based in Chester, U.K. Aftersoft Network, NA, Inc., (“ASNA”) has offices in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio.

In December 2005, W3 Group, Inc. (“W3”) consummated a reverse acquisition and changed its corporate name to Aftersoft Group, Inc. W3 was initially incorporated in February 1988 in Colorado and changed its state of incorporation to Delaware in May 2003. On December 21, 2005, an Acquisition Agreement (the "Agreement") was consummated among W3, a separate Delaware corporation named Aftersoft Group, Inc. (“Oldco”) and Auto Data Network, Inc. ("ADNW") in which W3 acquired all of the issued and outstanding shares of Oldco in exchange for issuing 32,500,000 shares of Common Stock of W3, par value $0.0001 per share (the "Common Stock"), to ADNW, which was then the sole shareholder of the Company. At the time of the acquisition, W3 had no business operations. Concurrent with the acquisition, W3 changed its name to Aftersoft Group, Inc. and its corporate officers were replaced. The Board of Directors of the Company appointed three additional directors designated by ADNW to serve until the next annual election of directors. As a result of the acquisition, former W3 shareholders owned 1,601,167, or 4.7% of the 34,101,167 total issued and outstanding shares of Common Stock and ADNW owned 32,500,000 or 95.3% of the Company's Common Stock. On December 22, 2005, Oldco changed its name to Aftersoft Software, Inc. and is currently inactive.

Combination of Entities under Common Control

On August 26, 2006, the Company acquired 100% of the issued and outstanding shares of EXP from ADNW in exchange for issuing 28,000,000 shares of Common Stock to ADNW. In addition, on February 1, 2007, the Company acquired 100% of the issued and outstanding shares of Dealer Software and Services Limited (“DSS”) from ADNW in exchange for issuing 16,750,000 shares of Common Stock to ADNW. Since these acquisitions are with the Company’s majority shareholder, the net assets acquired are recorded at the amounts reflected in ADNW’s consolidated financial statements as of July 1, 2005, and all historical financial statements for the years ended 2006 and 2007 have been retroactively restated as though the transactions had occurred on July 1, 2005 (see Note 10).

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

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2007, the Company did not have any balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions it believes to be credit worthy.

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

Investment in Non-Marketable Securities

DSS owns an 18.18% ownership interest in DCS Automotive Ltd, a non-public company in the UK, which it acquired for $688,000. Non-marketable securities consist of equity securities for which there are no quoted market prices. Such investments are initially recorded at their cost, subject to an impairment analysis. Such investments will be reduced if the Company receives indications that a permanent decline in value has occurred. Any decline in value of non-marketable securities below cost that is considered to be "other than temporary" will be recorded as a reduction on the cost basis of the security and will be included in the consolidated statement of operations as an impairment loss.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation expense was $53,000 and $46,000 for the three months ended September 30, 2007 and 2006 (restated), respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income of the Company. Amortization expense was $133,000 and $165,000 for the three months ended September 30, 2007 and 2006 (restated), respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense on amortizable intangible assets was $298,000 for the three months ended September 30, 2007, and $283,000 for the three months ended September 30, 2006 (restated).

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss is recorded for any goodwill that is determined to be impaired, which resulted in a $3,100,000 impairment charge in fiscal 2007. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its goodwill existed at September 30, 2007. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue which could result in additional impairment of goodwill in the future.

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

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the term of the related service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense was $38,000 and $60,000 for the three months ended September 30, 2007 and 2006 (restated), respectively.

Gain on Extinguishment of Liability

The Company realized $487,000 of income from the extinguishment of sales tax liabilities during the three months ended September 30, 2006 due to the expiration of the statute of limitations related to such liabilities. During June 2001, CarParts Technologies Inc (“CarParts”) which is now known as ASNA Tire Management, Inc., adopted a formal plan to abandon its internet retailing business and a provision was set up to cover any potential sales tax liabilities. This balance represents the portion of the potential sales tax liability that was never paid.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into U.S. dollars at the quarter end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders' equity, which totaled approximately $380,000 and $954,000 (restated) for the three months ended September 30, 2007 and 2006, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no material foreign currency gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity during the period from non-owner sources. For the three months ended September, 2007 and 2006, the components of comprehensive income consist of foreign currency translation gains.

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

Basic and Diluted Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding during the period (see Note 7). Diluted earnings per share are computed by dividing net income by the weighted average shares outstanding assuming all potential dilutive common shares were issued. The Company had no dilutive securities for the three months ended September 30, 2007 and 2006.

	For the Three Months Ended
	September 30, 2007	September 30, 2006
		(Restated)
Earnings per share attributed to
common stockholders
- basic and diluted	$0.01	$0.01

Weighted average number of shares of
common stock outstanding
- basic and diluted	86,239,726	79,821,167

Recent Accounting Pronouncements

In July 2006, the FASB finalized and issued Interpretation No. 48 (“FIN 48”), entitled “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 was effective as of the beginning of the Company’s fiscal year ending June 30, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

The operations of Euro Soft and its subsequent sale are considered discontinued operations which did not impact the quarters ended September 30, 2007 and 2006.

EXP Dealer Software Limited

The acquisition was recorded as a combination of an entity under common control (see Note 2).

During the year ended June 30, 2007, ADNW made earn-out payments on behalf of the Company to the previous owners of Anka totaling $1,500,000 pursuant to the original acquisition agreement between ADNW and the previous owners. Such payments were recorded as goodwill. There are no additional potential earn-out payments under the acquisition agreement. Subsequent to the period ended September 30, 2007, the Company sold EXP (see Note 8).

Dealer Software and Services Limited

This acquisition was recorded as a combination of an entity under common control (see Note 2). DSS had a wholly owned subsidiary, Consolidated Software Capital Limited (“CSC”).

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

The operations of CSC are considered discontinued operations which did not impact the quarters ended September 30, 2007 and 2006.

NOTE 4. TRANSACTIONS WITH PARENT COMPANY

From time to time payments are made between ADNW and the Company. As of September 30, 2007, the balance due from ADNW was $359,000, which is non-interest bearing and due on demand.

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 2007:

Note payable to Homann Tire LTD (“Homann”) on March 29, 2007 (see Note 11). The terms of the note payable call for a settlement payment to Homann of $150,000, bearing interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 is payable in April 2009, and the Company expects to be able to pay for this from free cash flow at that time. Interest on the note payable is payable in monthly installments of $833.

Note payable to Mr A. Mc Kenna on August 12, 2007 (see Note 11). The terms of the note payable call for principal payments to Mr McKenna of $825,000. The note payable bears interest at 8% per annum and is payable over 24 months by way of installments of $34,000 per month excluding interest. The final installment is due during July, 2009. The Company expects to be able to pay this from free cash flow at that time. Interest on the note payable is due in monthly installments of $3,000. The principal outstanding as of September 30, 2007 was $791,000.

Other long term debt of $36,000.

NOTE 6. SEGMENT INFORMATION

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

•
Automotive Dealer Management Software - consisting of the operations of MMI Automotive, which provides software products and services to automotive dealerships to help increase business efficiency and profitability. This segment was sold subsequent to September 30, 2007 (see Note 8).

•
On-Line Service Business - consisting of the operations of Anka, which is an advertising and design business serving the automotive and technology sectors. This segment was sold subsequent to September 30, 2007 (see Note 8).

The “Unallocated and Other” category includes the results for Aftersoft Group, Inc., Aftersoft Group (UK) Limited and other unallocated items.

	Three Months Ended
	September 30,	September 30,
(In Thousands)	2007	2006
		(Restated)
Revenue
Automotive Parts Aftermarket Sales and Service	$5,355	$4,860
Automotive Dealer Management Software	927	984
On-Line Service Business	333	570
Consolidated	6,615	6,414

Operating income (loss)
Automotive Parts Aftermarket Sales and Service	$293	$208
Automotive Dealer Management Software	(76)	(80)
On-Line Service Business	188	450
Unallocated and Other	(482)	-
Consolidated	(77)	578

Depreciation and amortization
Automotive Parts Aftermarket Sales and Service	$355	$374
Automotive Dealer Management Software	129	120
On-Line Service Business	-	-
Unallocated and Other	-	-
Consolidated	484	494

Total assets
Automotive Parts Aftermarket Sales and Service	$31,355	$34,803
Automotive Dealer Management Software	3,679	4,477
On-Line Service Business	3,161	304
Unallocated and Other	1,250	1,168
Consolidated	39,445	40,752

Substantially all capitalized software development costs and purchases of property and equipment are within the Automotive Parts Aftermarket Sales and Service segment.

NOTE 7. STOCKHOLDERS’ EQUITY

On July 5, 2007, the Company issued 5,208,337 shares of common stock and an equivalent number of warrants with strike price of $1.00 to investors as part of the recent round of fundraising. The net proceeds from this fundraising amounted to $2,037,000.

On August 1, 2007 the Company issued 1,718,750 shares of Common Stock to Mr A. McKenna in partial settlement of the outstanding litigation costs (see Note 11). These shares were valued at the issue price of the recent private placement on the date of the transaction of $0.48 per share which reduced the amount due to Mr McKenna by a total of $825,000.

NOTE 8. ENTRY INTO A MATERIAL DEFINITIVE AGTEEMENT

On November 12, 2007, the Company, divested all of the shares in its subsidiary, EXP. Pursuant to the terms of the Share Sale Agreement (the “Agreement”), EU Web Services Limited (“EU Web Services”) agreed to acquire, and the Company agreed to sell, the entire issued share capital of EXP currently owned by the Company.

In consideration for the sale, EU Web Services agreed to issue to the Company, within twenty-eight (28) days from the Agreement’s execution, Ordinary £0.01 shares in its parent company having a fair market value of $3,000,000 at the date of issuance of such shares. Further, the Agreement provided that we are also to receive additional consideration in the form of: (i) Ordinary shares in EU Web Services having a fair Market value of $2,000,000 as of the date of issuance, provided that EU Web Services is listed and becomes quoted on a recognized trading market within six (6) months from the date of the Agreement; or (ii) If EU Web Services does not become listed within the time period specified, Ordinary shares in the EU Web Services’ parent company having a fair market value of $2,000,000 as of the date of issuance.

As a result of the divestitures, the Company disposed of the Automotive Dealer Management Software and On-Line Service Segments (see Note 6).

NOTE 9. SUBSEQUENT EVENTS

On June 29, 2007, the Company granted to a holder of 2,124,098 shares of ADNW preferred stock, which is convertible into 7,231,622 shares of Common Stock of ADNW (representing approximately 10% of the fully diluted shares of ADNW), certain exchange rights. The preferred shareholder agreed to waive anti-dilution rights it held in ADNW for the right to exchange the preferred shares for 6,402,999 units of the Company. The units have the same terms as the equity offering sold in July 2007 (see Note 7) - one share of Company Common Stock, and a five-year warrant to purchase one share of Company Common Stock exercisable at $1.00. The Company has received notice that the preferred shareholder intends to complete the exchange. As of November 19, 2007, no shares have been issued under this agreement.

NOTE 10. RESTATEMENT OF PRIOR YEAR

The following tables present a summary of the effects of the restatement adjustments on the Company’s consolidated statements of operations and cash flows for the three months ended September 30, 2006:

Consolidated statement of operations for the three months ended September 30, 2006 (in thousands, except share data):

	As previously Reported	*Adjustments	As Restated
Revenues	$5,851	$563	$6,414
Cost of revenues	2,641	81	2,722
Gross Profit	3,210	482	3,692

Operating Expenses
Research and development	775	94	869
Sales and marketing	520	56	576
General and administrative	820	355	1,175
Depreciation and amortization	383	111	494
Total Operating Expenses	2,498	616	3,114

Operating Income (Loss)	712	(134)	578

Other Income (Expense)
Gain on extinguishment of liability	487	-	487
Interest expense	(23)	(3)	(26)
Loss on disposal of assets	(4)	-	(4)
Other, net	11	1	12
Total Other Income (Expense)	471	(2)	469

Pre-Tax Income (Loss) from continuing operations	1,183	(136)	1,047

Provision for income taxes	244	(18)	226
Income (Loss) from continuing operations	939	(118)	821

Income from discontinued operations, net of tax	-	-	-
Gain on sale of discontinued operations	-	-	-
Net Income (Loss)	939	(118)	821

Foreign currency translation adjustment	72	882	954
Total Comprehensive Income	$1,011	$764	$1,775

Loss per share attributed to common stockholders - basic and diluted
Net income from continuing operations	$0.02		$0.01
Discontinued operations	-		-
Net Income	$0.02		$0.01

Weighted average number of shares of common stock outstanding - basic and diluted	46,147,967	33,673,200	79,821,167

* Adjustments represent the historical operations of EXP Dealer Software Limited and Dealer Software and Services Limited for the three months ended September 30, 2006.

Consolidated statement of cash flows for the three months ended September 30, 2006 (in thousands):

	As previously Reported	*Adjustments	As Restated
Cash flows from operating activities

Net income (loss)	$939	$(118)	$821
Adjustment to reconcile net income (loss) to cash provided by operating activities :
Depreciation and amortization	383	111	494
Gain on extinguishment of liabilities	(487)	-	(487)
Loss on sale of property and equipment	4	-	4
Changes in operating assets and liabilities (net of the effect of acquisitions and divestitures) :
Accounts receivable	(781)	567	(214)
Inventories	(84)	10	(74)
Amount due from parent company	(76)	(92)	(168)
Prepaid expenses and other assets	246	(147)	99
Accounts payable	276	34	310
Taxes payable	101	(11)	90
Deferred revenue	(317)	(125)	(442)
Accrued expenses and other liabilities	(146)	(6)	(152)
Net cash provided by operating activities	58	223	281

Cash flows from investing activities :

Cash acquired in acquisition	105	(105)	-
Purchase of property and equipment	(38)	(14)	(52)
Capitalized software development costs	(188)	-	(188)
Net cash used in investing activities	(121)	(119)	(240)

Cash flows from financing activities :

Payment on long-term debt	(5)	-	(5)
Net cash used in financing activities	(5)	-	(5)

Effect of exchange rate changes	72	(89)	(17)

Net increase in cash and cash equivalents	4	15	19

Cash and cash equivalents at beginning of period	423	35	458

Cash and cash equivalents at end of period	$427	$50	$477

* Adjustments represent the historical operations of EXP Dealer Software Limited and Dealer Software and Services Limited for the three months ended September 30, 2006.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

(1)
On August 1, 2007 the Company and Mr. McKenna entered into an agreement that settled this outstanding case. The agreement provided that the Company would pay Mr. McKenna $2,000,000 in cash, $825,000 on a promissory note with an interest rate of 8% amortized in equal payments over a 24-month period, and in addition would issue Mr. McKenna 1,718,750 shares of Common Stock of the Company, which represented an aggregate number of shares of Common Stock of the Company that the parties determined fairly represented $825,000 (assuming a price of $0.48 per share of Common Stock, the closing price of the Company’s Common Stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of Common Stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company finalized its agreement with McKenna on September 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The shares were issued in fiscal 2008 (see Note 7).

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

The Company started to implement the system but full installation was never completed and Homann moved to another system 6 months later. During depositions pursuant to this case, the Company successfully negotiated an agreement with Homann on March 29, 2007. The terms of the agreement provide for a settlement payment to Homann of $150,000 bearing interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 is payable in April 2009, and the Company expects to be able to pay for this from free cash flow at that time. Interest on the note payable is payable in equal monthly installments of $833 (see Note 5).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements contained in this Quarterly Report on Form 10-QSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company's objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis or Plan of Operation in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2007 and our other filings with the SEC.

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

ASNA develops open business automation and distribution channel eCommerce systems for the automotive aftermarket supply chain in the U.S. and Canada. More than 3,000 leading aftermarket outlets in the U.S. use these systems, including tier one manufacturers, program groups, warehouse distributors, tire and service chains and independent installers. ASNA is comprised of three subsidiaries: AFS Warehouse Distribution Management, Inc., AFS Autoservice, Inc. and AFS Tire Management, Inc. AFS Tire Management, Inc. was formerly known as CarParts Technologies, Inc.

EXP Dealer Software sells proprietary software and professional services to the dealership sector of the automotive market in the UK. EXP Dealer Software is comprised of two subsidiaries: MMI Automotive Limited, (”MMI Automotive”), which is based in Swindon, UK, provides software products and services to dealerships to help increase business efficiency and profitability within these low margin businesses. It presently serves clients such as Ford UK, Honda, Mitsubishi UK and Vauxhall (General Motors). Chester, UK-based Anka Design Limited (“Anka Design”) is a “below the line” advertising and design business serving the automotive and technology sectors. EXP Dealer Software was sold subsequent to the period ended September 30, 2007 (see Note 8).

Critical Accounting Policies

There were no changes to those policies disclosed in our June 30, 2007 10-KSB Filing.

Results of Operations

The Company’s results of operations for the three months ended September 30, 2007 compared with the three months ended September 30, 2006 were as follows:

	Three Months Ended
	September 30,	September 30,
(In Thousands)	2007	2006
		(Restated)
Revenue
Automotive Parts Aftermarket Sales and Service	$5,355	$4,860
Automotive Dealer Management Software	927	984
On-Line Service Business	333	570
Consolidated	$6,615	$6,414

Revenues of $6,615,000 for the three months ended to September 30, 2007 compared with $6,414,000 for the three months ended September 30, 2006, were below the Company’s expectations. However the $495,000 or 10% increase in revenue from the Automotive Parts Aftermarket segment of the business was in line with Company expectations. This was mainly due to ahead of target sales within the UK operation. The Company does expect this to increase through the next fiscal quarter in addition to an up lift in US sales through the continued roll out our AutoPart product and release of additional new products. The Automotive Dealer Management segment revenues for the fiscal period were slightly below projections. This segment continues to be challenging in the UK and we do not expect any change within the next 9 months. Revenues from the On-Line Service segment decreased by 41.5% during this period when compared to the previous fiscal period, this was due to the completion of projects in the previous quarters and existing contracts not being renewed. Our present funding from ongoing sales and revenue will continue to sustain the Company through the coming year in line with projections while allowing us to expand into the U.S. marketplace.

Cost of Revenues. Total cost of revenues for the three months ended September 30, 2007, was $2,814,000 compared with $2,722,000 for the same period of September 30, 2006. This was consistent with the increase in revenues from the Automotive Parts Aftermarket segment although offset by the decrease in the costs of revenues from the Automotive Dealer Management segment during the period.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
(In Thousands)	2007	2006
		(Restated)
Cost of Revenues
Automotive Parts Aftermarket Sales and Service	$2,659	$2,528
Automotive Dealer Management Software	110	171
On-Line Service Business	45	23
Consolidated	$2,814	$2,722

Operating Expenses. The following tables set forth, for the periods indicated, the Company's operating expenses and the variance thereof.

(In Thousands)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Variance $	Variance %
		(Restated)
Research and development	$866	$869	$(3)	(0.3)%
Sales and marketing	652	576	76	13.2%
General and administrative	1,876	1,175	701	59.7%
Depreciation and amortization	484	494	(10)	(2.0)%

Total Operating Expenses	$3,878	$3,114	$764	24.5%

Operating expenses increased by $764,000 or 24.5% to $3,878,000 for the three months to September 30, 2007 compared with the three months ended September 30, 2006. This is due to the following:

Research and Development Expenses. Decreased slightly during the period and was comparable with the same period in the previous fiscal year.

Sales and Marketing. Increased by $76,000 during the three months to September 30, 2007 as compared with the same period in 2006, this increase was due to the appointment of additional sales personnel within the US operation, plus the costs associated with attending additional trade shows.

General and Administrative. Increased by $701,000 for the three months to September 30, 2007 as compared with the same period in 2006. $288,000 or 41.1% of this increase in cost was due to the Company fully recognizing head office and corporate costs that ADNW, ASFG’s owner and majority shareholder had expensed in the same fiscal period of 2006. The remaining $413,000 or 58.9% of the increase was attributable to an increase in costs within EXP Dealer Software Limited.

Depreciation and Amortization. Depreciation and amortization expenses decreased slightly due to fixed assets being disposed of during the period.

	Three Months Ended
	September 30,	September 30,
	2007	2006
(In Thousands)		(Restated)
Operating Income (Loss) :
Automotive Parts Aftermarket Sales and Service	$293	$208
Automotive Dealer Management Software	(76)	(80)
On-Line Service Business	188	450
Unallocated and Other	(482)	-
Consolidated	$(77)	$578

Interest Expense. Interest expense increased by $7,000 for the three months to September 30, 2007 and 2006. This increase was a result of the increase in interest rates in 2007 over 2006.

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

Net Income. As a result of the above, the Company realized net income amounting to $968,000 for the three months ended September 30, 2007, compared with net income of $821,000 for the three months ended September, 2006.

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

Summary

We expect to see continued growth from both the US and UK operations over the remaining 9 months of fiscal 2008, with strong growth in revenues and operating income from the US operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursing those at this time. We would also expect to see increases in revenue over the next 2 quarters, specifically related to additional products that have been developed by the US operation being fully released to customers.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Financial Officer concluded that:

1.	The Company failed to properly disclose several transactions in the financial statement footnotes at September 30, 2007, including stockholders’ equity, notes payable and restatements.

In connection with the disclosure errors, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the disclosure errors described above, the following material weakness was identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of September 30, 2007:

1.	The Company did not maintain effective controls over the identification of disclosure related to significant transactions.

As a result management has taken steps to address this issue, including the bringing forward of plans to search for a U.S. based and qualified candidate with previous U.S. public company experience to serve as the Company’s Chief Financial Officer. This would provide an additional monitor of the controls and procedures, and ensure that the errors will not recur as well as ensuring the Company's disclosure controls and procedures are operating at the reasonable assurance level. In addition, to ensure that the material weakness did not lead to a material missed or incomplete disclosure in the financial statements included herein, management implemented additional review procedures specifically designed to ensure all necessary disclosures were provided.

Based on the aforementioned additional procedures, the Company's management has concluded that the consolidated financial statements included in this Annual Report on Form 10-QSB for the period ended September 30, 2007, fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting in the Company’s first fiscal quarter of the fiscal year covered by this Quarterly Report on Form 10-QSB that has materially affected, or are reasonably likely materially affect, our internal control over financial reporting.

(c)	Management’s report on internal control over financial reporting

Not applicable.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed July 6, 2007).

10.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed July 6, 2007).

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed July 6, 2007)

10.4	Settlement and Release Agreement between AFS and McKenna (incorporated by reference to Exhibit 99.1 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed August 6, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aftersoft Group, Inc.

Date : November 21, 2007	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Date : November 21, 2007	By:	/s/ Michael O’Driscoll
Michael O’Driscoll
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed July 6, 2007).

10.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed July 6, 2007).

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed July 6, 2007)

10.4	Settlement and Release Agreement between AFS and McKenna (incorporated by reference to Exhibit 99.1 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed August 6, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.