Form 10QSB/A
period 2006-09-30
Aftersoft Group
filed 2008-01-23
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A
 Amendment No. 2
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

Explanatory Note

This Form 10-QSB/A of Aftersoft Group, Inc. (the “Company”) constitutes Amendment No. 2 (the “Amendment”) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, originally filed with the Securities and Exchange Commission on November 17, 2006 (the “Original Report”) and amended on May 25, 2007.

The purposes of this Amendment are:

1)
to amend Item 1 of Part 1 (Financial Statements) to restate retroactively to July 1, 2005, the assets, liabilities and operations of EXP Dealer Software Limited (“EXP”) which was acquired from Auto Data Network, Inc., (“ADNW”) on August 25, 2006, as if EXP was a part of the Company for all periods presented. The accounts are being retroactively restated to July 1, 2005 as EXP and ADNW were entities under common control;

2)	The correct the accounting for foreign currency translations;

3)	To correct the accounts for the EXP audit adjustments discovered during EXP’s 8-K audit filed in February 2007;

4)	To amend Item 2 of Part 1 (Management’s Discussion and Analysis or Plan of Operation) to correct for the above restatements; and

5)	To amend Item 3 of Part 1 (Controls and Procedures) as a result of the restatements.

Other than these changes, and the addition of Note 7. Segment Information, the remainder of the document is unchanged from the original filing.

This Amendment has been signed as of a current date, and also includes as exhibits, currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Except for Note 8 to the Financial Statements (Subsequent Events Related to EXP), this Amendment does not reflect events occurring after the Original Report. Except for the foregoing amended or added information, this Amendment continues to speak as of the date of filing of the Original Report and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date. For the convenience of the reader, this Amendment sets forth the Original Report in its entirety as amended.

Table of Contents

Part I—Financial Information

PART I—Financial Information

Unless the context indicates or requires otherwise, (i) the term “Aftersoft” refers to Aftersoft Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Software” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “ASNA” refers to Aftersoft Network N.A, Inc. and its subsidiaries; (iv) the term “EXP” refers to EXP Dealer Software Limited and its subsidiaries; and (v) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to Aftersoft Group.

Item 1.  Financial Statements

AFTERSOFT GROUP, INC
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

(RESTATED -- See Note 5)
September 30, 2006
ASSETS
CURRENT ASSETS
Cash	$477
Accounts receivable, net of allowance of $286	4,682
Note receivable	950
Inventories	337
Amount due from parent company	64
Other	529
Total Current Assets	7,039
Property and equipment, net	316
OTHER ASSETS
Goodwill	23,282
Amortizable intangible assets, net	8,114
Software development costs, net	1,279
Other long-term assets	34
Total Other Assets	32,709
TOTAL ASSETS	$40,064

AFTERSOFT GROUP, INC
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

(RESTATED - See Note 5)
September 30, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,182
Accrued expenses	1,318
Accrued consulting fees	550
Accrued legal expenses	1,931
Payroll and other taxes	803
Current portion of long-term debt	897
Current portion of deferred revenue	2,234
Taxes payable	1,078
Total Current Liabilities	10,993

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	1,030
Deferred income taxes	880
Long-term debt, net of current portion	6
Total Liabilities	12,909

Commitments and contingencies
STOCKHOLDERS' EQUITY
PrPreferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 63,071,167 shares issued and outstanding	6
Additional paid-in capital	24,878
Accumulated other comprehensive income	578
Retained earnings	1,693
Total Stockholders’ Equity	27,155
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,064

The accompanying notes are an integral part of these consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share data)

(RESTATED -- See Note 5)
For the Three Months Ended
September 30, 2006	September 30, 2005

Revenues	$6,414	$5,705
Cost of revenues	2,722	2,587
	3,692	3,118

Operating expenses
Research and development	869	899
Sales and marketing	576	561
General and administrative	1,175	1,532
Depreciation and amortization	494	438
Total operating expenses	3,114	3,430

Operating income (loss)	578	(312)

Other income (expense)
Interest expense	(26)	(37)
Gain on extinguishment of liability	487	-
Loss on sale of property and equipment	(4)	-
Other, net	12
Total other income (expense), net	469	(37)

Income (loss) from operations	1,047	(349)

Provision for income taxes	226	125

Net income (loss)	821	(474)

Foreign currency translation gain (loss)	954	(77)

Total comprehensive income (loss)	$1,775	$(551)

Earnings (loss) per share attributed to common stockholders - basic and diluted	$0.01	$(0.01)

Weighted average number of shares of common stock outstanding - basic and diluted	63,071,167	60,500,000

The accompanying notes are an integral part of these consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

(RESTATED -- See Note 5)
For the Three Months ended
September 30, 2006	September 30, 2005

Cash flows from operating activities :
Net income (loss)	$821	$(474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities :
Depreciation and amortization	494	438
Gain on extinguishment of liability	(487)	-
Loss on sale of property and equipment	4	-
Changes in assets and liabilities (net of the effect of acquisition) :
Trade accounts receivable	(214)	(262)
Inventories	(74)	(82)
Prepaid expenses and other assets	99	59
Accounts payable	310	(255)
Net (advances to) repayments from parent company relating to operating activities	(78)	-
Taxes payable	90	104
Deferred revenue	(442)	203
Accrued expenses and other liabilities	(242)	439
Net cash provided by operating activities	281	170

Cash flows from investing activities :
Purchase of property and equipment	(52)	(15)
Capitalized software development costs	(188)	(111)
Net cash used in investing activities	(240)	(126)

Cash flows from financing activities :
Proceeds from long-term debt	-	6
Payments on long-term debt	(5)	(95)
Net cash used in financing activities	(5)	(89)

Effect of exchange rate changes	(17)	1

Net increase (decrease) in cash	19	(44)
Cash, beginning of period	458	258
Cash, end of period	$477	$214

The accompanying notes are an integral part of these consolidated financial statements.

Aftersoft Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In Thousands)

	(RESTATED - See Note 5)

	For the Three months ended September 30, 2006	For the Three months ended September 30, 2005

Supplemental disclosures of cash flow information
Cash paid during the period for :
Interest	$26	$37
Income taxes	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended September 30, 2006 and 2005
(RESTATED - See Note 5)

NOTE 1. MANAGEMENT'S REPRESENTATION

The restated consolidated financial statements included herein have been prepared by Aftersoft Group, Inc. (“Aftersoft Group” or the "Company"), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

The restated operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

NOTE 2. NATURE OF BUSINESS

Restatement of Previously Issued Financial Statements

The consolidated financial statements have been restated (see Note 5) to:

1)
Amend the Company’s consolidated financial statements to restate retroactively to July 1, 2005, the assets, liabilities and operations of EXP Dealer Software Limited (“EXP”) which was acquired from Auto Data Network, Inc. (“ADNW”) on August 25, 2006, as if EXP was a part of the Company for all periods presented. The accounts are being restated to July 1, 2005 as EXP and ADNW were entities under common control;

2)	The correct the accounting for foreign currency translations; and

3)	To correct the EXP accounts for the adjustments discovered during EXP’s 8-K audit filed in February 2007.

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of ADNW, which owns approximately 95% of the Company’s outstanding common stock.

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited (“MAM”) is based in Sheffield., U.K. EXP is comprised of MMI Automotive Limited (“MMI”) and Anka Design Limited (“ANKA”), which are based in Wiltshire, U.K. Aftersoft Network N.A., Inc. (“ASNA”) is comprised of AFS Warehouse Distribution Management, Inc. and AFS Tire Management Inc., which are based in San Juan Capistrano, California and AFS Autoservice, Inc., which is based in Allentown, Pennsylvania.

On December 21, 2005, W3 Group, Inc. ("W3") consummated an Acquisition Agreement ("Agreement") to acquire all of the outstanding shares of common stock of Old Aftersoft Group, Inc. ("Oldco") owned by ADNW in exchange for the issuance of 32,500,000 newly issued shares of W3, par value $0.0001 per share (the "Common Stock").

Pursuant to the Agreement and as a result of consummation of the Agreement, the existing shareholders of W3 owned 1,601,167 shares, or approximately 4.7% of the 34,101,167 total outstanding shares of the Common Stock and ADNW owned 32,500,000 shares or approximately 95.3% of the total outstanding shares. Concurrent with the closing of the transaction, the Board of Directors of W3 appointed three additional directors designated by ADN to serve until the next annual election of directors. In addition, concurrent with the close of the transaction, W3 (1) changed its corporate name from W3 Group, Inc. to Aftersoft Group, Inc., (2) changed its corporate address to California, and replaced the corporate officers. The acquisition was recorded as a reverse acquisition, whereby the assets and liabilities and 32,500,000 outstanding shares of common stock of Oldco (reported as a 21,667:1 stock split and reflected retroactively for all periods presented) were reported at their historical cost and the 1,601,167 shares of W3 reflected as being issued by the Company on December 21, 2005 as a corporate reorganization. In addition, the results of Oldco for all periods presented prior to the reverse acquisition are reported as the results of the Company.

The Company operates on a June 30 fiscal year end.

Combination of Entities under Common Control (Restated)

On August 25, 2006, the Company acquired 100% of the issued and outstanding shares of EXP from ADNW in exchange for issuing 28,000,000 shares of Common Stock to ADNW. Since the acquisition was with the Company’s majority shareholder, the net assets acquired are recorded at the amounts reflected in ADNW’s consolidated financial statements as of July 1, 2005, and all historical financial statements for all periods presented have been retroactively restated as though the transactions had occurred on July 1, 2005 (see Note 5).

The net assets of EXP at July 1, 2005 consisted of the following:

Cash	$64,000
Other current assets	773,000
Property and Equipment	177,000
Goodwill	635,000
Amortizable intangibles	2,784,000
Current liabilities	(708,000)
Other long-term liabilities	(807,000)
Net assets recorded to stockholders’ equity	$2,918,000

Principles of Consolidation

The restated consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Segment Reporting (Restated)

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. See Note 7 for segment disclosures.

Geographic Concentrations (Restated)

The Company conducts business in the United States, Canada, United Kingdom (“UK”) and the rest of Europe. From customers headquartered in their respective countries, the Company derived 1% of its revenues from Canada, 23% of its revenues from the United States, 66% from its UK operations and 10% of its revenues from the rest of Europe, excluding the UK, during the quarter ended September 30, 2006 compared to 1% from Canada, 27% from the United States and 72% from the UK for the quarter ended September 30, 2005. As of September 30, 2006, the Company maintains 91% of its net property and equipment in the UK with the remaining 9% in North America.

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

Goodwill (Restated)

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

Balance July 1, 2005	$22,061,000
Restatement for combination of entity under common control- EXP	635,000
Balance, July 1, 2005 and June 30, 2006 (as restated)	22,696,000
Effect of exchange rate changes	586,000
Balance September 30, 2006	$23,282,000

Long-Lived Assets

The Company's management assesses the recoverability of other long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2006, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

Revenues for maintenance agreements, software support, on line services and information products are recognized ratably over the terms of the service agreement.

Advertising Expense (Restated)

The Company expenses advertising costs as incurred. For the three months ended September 30, 2006 and 2005, advertising expense totaled $79,000 and $68,000, respectively.

Other Income (Restated)

The Company realized $487,000 of income from the extinguishment of sales tax liabilities due to the expiration of the statue of limitations related to such liabilities. The balance represents the portion of potential liabilities that were never paid.

Foreign Currency (Restated)

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiary are translated into U.S. dollars at the quarter end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders' equity, which totaled $954,000 and ($77,000) for the three months ended September 30, 2006 and 2005, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for all periods presented.

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

Basic and Diluted Earnings (Loss) Per Share (Restated)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation for the quarter ended September 30:

	2006	2005

Numerator for basic and diluted income (loss) per share:
Net income (loss) available to common stockholders	$821,000	$(474,000)

Denominator for basic and diluted income (loss) per common share:
Weighted average number of shares of common stock outstanding	63,071,167	60,500,000

Net income (loss) per common share available to common stockholders	$0.01	$(0.01)

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

NOTE 4. TRANSACTIONS WITH PARENT COMPANY (RESTATED)

From time to time payments are made between ADNW and its subsidiaries. As of September 30, 2006, the balance due from ADNW was $64,000.

NOTE 5. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in Note 2, the Company acquired EXP on August 25, 2006. As EXP was previously wholly owned by ADNW, the transaction is considered a combination of entities under common control. As such, the Company has recorded the assets and liabilities at the amounts in ADNW’s accounts as of July 1, 2005 and all historical financial statements have been retroactively restated as though the transaction had occurred on July 1, 2005. The following tables summarize the balances of EXP that have been combined with the results of the Company for the periods presented herein. In addition, the Company corrected foreign currency translation adjustments for fiscal 2007 and various audit adjustments from EXP’s 8-K audit that was filed in February 2007.

AFTERSOFT GROUP, INC.
RESTATED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

	Aftersoft Group, Inc. September 30, 2006	Restatement Adjustments	Aftersoft Group, Inc. September 30, 2006
	As previously reported		Restated
ASSETS

Current assets:
Cash	$427	$50	$477
Accounts receivable, net of allowance
of $286	4,682	-	4,682
Note receivable	950	-	950
Inventories	337	-	337
Amount due from parent company	260	(196)	64
Other	579	(50)	529
Total current assets	7,235	(196)	7,039

Property and equipment, net	316	-	316

Other assets:
Goodwill	25,946	(2,664)	23,282
Amortizable intangible assets, net	5,455	2,659	8,114
Software development costs, net	1,279	-	1,279
Other long-term assets	34	-	34
Total other assets	32,714	(5)	32,709

	$40,265	$(201)	$40,064

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,182	$-	$2,182
Accrued expenses	1,318	-	1,318
Accrued consulting fees	550	-	550
Accrual legal expenses	1,931	-	1,931
Payroll and other taxes	986	(183)	803
Current portion of long-term debt	897	-	897
Current portion of deferred revenue	2,234	-	2,234
Taxes payable	1,078	-	1,078
Total current liabilities	11,176	(183)	10,993

Long-term liabilities:
Deferred revenue, net of current portion	1,030	-	1,030
Deferred income taxes	880	-	880
Long-term debt, net of current portion	6	-	6
Total liabilities	13,092	(183)	12,909

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001 per share;
10,000,000 shares authorized; none issued
and outstanding	-	-	-
Common stock, par value $0.0001 per share;
200,000,000 shares authorized; 63,071,167
shares issued and outstanding	6	-	6
Additional paid-in capital	25,364	(486)	24,878
Accumulated other comprehensive (loss) income	(316)	894	578
Retained earnings (accumulated deficit)	2,119	(426)	1,693
Total stockholders’ equity	27,173	(18)	27,155

	$40,265	$(201)	$40,064

Aftersoft Group, Inc.
Restated Consolidated Statements of Operations and Comprehensive Income
(In Thousands)
Except share and per share data

	Aftersoft Group, Inc. For The Three Months Ended September 30, 2006	Restatement Adjustments	Aftersoft Group, Inc. For The Three Months Ended September 30, 2006
	As previously reported		Restated

Revenues	$5,851	$563	$6,414
Cost of revenues	2,641	81	2,722
	3,210	482	3,692

Operating expenses:
Research and development	775	94	869
Sales and marketing	520	56	576
General and administrative	820	355	1,175
Depreciation and amortization	383	111	494
Total operating expenses	2,498	616	3,114

Operating income	712	(134)	578

Other income (expense):
Gain on extinguishment of liability	487	-	487
Interest expense	(23)	(3)	(26)
Gain (loss) on sale of property and equipment	(4)	-	(4)
Other, net	11	1	12
Total other income, net	471	(2)	469

Income from operations	1,183	(136)	1,047

Provision for income taxes	244	(18)	226

Net income	939	(118)	821

Foreign currency translation gain	72	882	954

Total comprehensive income	$1,011	$764	$1,775

Weighted average number of share of common
stock outstanding - basic and diluted	46,147,967	16,923,200	63,071,167

Earnings per share attributed to commons
stockholders - basic and diluted	$0.02		$0.01

Aftersoft Group, Inc.
Restated Consolidated Statements of Cash Flows
(In Thousands)

	Aftersoft Group, Inc. For The Three Months Ended September 30, 2006	Restatement Adjustments	Aftersoft Group, Inc. For The Three Months Ended September 30, 2006
	As previously reported		Restated

Cash flows from operating activities:
Net income	$939	$(118)	$821
Adjustments to reconcile net income to
net cash provided by operating
activities:
Depreciation and amortization	383	111	494
Gain on extinguishment of liability	(487)	-	(487)
Loss on sale of property and equipment	4	-	4
Changes in operating assets and liabilities
(net of the effect of acquisition):
Trade accounts receivable	(781)	567	(214)
Inventories	(84)	10	(74)
Prepaid expenses and other assets	246	(147)	99
Accounts payable	276	34	310
Net (advances to) repayments from parent company relating to operating activities	-	(78)	(78)
Taxes payable	101	(11)	90
Deferred revenue	(317)	(125)	(442)
Accrued expenses and other liabilities	(146)	(96)	(242)

Net cash provided by operating activities	134	147	281

Cash flows from investing activities:
Cash acquired	105	(105)	-
Purchase of property and equipment	(38)	(14)	(52)
Capitalized software development costs	(188)	-	(188)

Net cash used in investing activities	(121)	(119)	(240)

Cash flows from financing activities:
Payments on long-term debt	(5)	-	(5)
Payments on related party advances	(76)	76	-

Net cash used in financing activities	(81)	76	(5)

Effect of exchange rate changes	72	(89)	(17)

Net increase in cash and cash equivalents	4	15	19

Cash, beginning of period	423	35	458

Cash, end of period	$427	$50	$477

Aftersoft Group, Inc.
Restated Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands)
Except share and per share data

	Aftersoft Group, Inc. For The Three Months Ended September 30, 2005	Restatement Adjustments	Aftersoft Group, Inc. For The Three Months Ended September 30, 2005
	As previously reported		Restated

Revenues	$4,779	$926	$5,705
Cost of revenues	2,439	148	2,587
	2,340	778	3,118

Operating expenses:
Research and development	774	125	899
Sales and marketing	479	82	561
General and administrative	860	672	1,532
Depreciation and amortization	278	160	438
Total operating expenses	2,391	1,039	3,430

Operating loss	(51)	(261)	(312)

Other income (expense):
Interest expense	(31)	(6)	(37)
Other, net	-	-	-
Total other expense	(31)	(6)	(37)

Loss from operations	(82)	(267)	(349)

Provision for income taxes	81	44	125

Net loss	(163)	(311)	(474)

Foreign currency translation gain (loss)	(13)	(64)	(77)

Total comprehensive loss	$(176)	$(375)	$(551)

Weighted average number of shares of
common stock outstanding - basic and
diluted	32,500,000	28,000,000	60,500,000

Loss per share attributed to common
stockholders - basic and diluted	$(0.01)		$(0.01)

Aftersoft Group, Inc.
Restated Consolidated Statements of Cash Flows
(In Thousands)

	Aftersoft Group, Inc. For The Three Months Ended September 30, 2005	Restatement Adjustments	Aftersoft Group, Inc. For The Three Months Ended September 30, 2005
	As previously reported		Restated

Cash flows from operating activities:
Net income	$(163)	$(311)	$(474)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
Depreciation and amortization	278	160	438
Changes in operating assets and liabilities
(net of the effect of acquisition):
Trade accounts receivable	(145)	(117)	(262)
Inventories	(57)	(25)	(82)
Prepaid expenses and other assets	3	56	59
Accounts payable	(228)	(27)	(255)
Taxes payable	81	23	104
Deferred revenue	(107)	310	203
Accrued expenses and other liabilities	516	(77)	439

Net cash provided by (used in) operating activities	178	(8)	170

Cash flows from investing activities:
Purchase of property and equipment	-	(15)	(15)
Capitalized software development costs	(111)	-	(111)

Net cash used in investing activities	(111)	(15)	(126)

Cash flows from financing activities:
Proceeds from long-term debt	6	-	6
Payment on long-term debt	(95)	-	(95)

Net cash used in financing activities	(89)	-	(89)

Effect of exchange rate changes	(13)	14	1

Net decrease in cash	(35)	(9)	(44)

Cash, beginning of period	194	64	258

Cash, end of period	$159	$55	$214

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. SEGMENT INFORMATION (RESTATED)

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

•
Automotive Dealer Management Software - consisting of the operations of MMI, which provides software products and services to automotive dealerships to help increase business efficiency and profitability.

•	On-Line Service Business - consisting of the operations of Anka, which is an advertising and design business serving the automotive and technology sectors.

The “Unallocated and Other” category includes the results for Aftersoft Group, Inc., Aftersoft Group (UK) Limited and other unallocated items.

	Three Months Ended
	September 30,	September 30,
(In Thousands)	2006	2005
	(Restated)	(Restated)
Revenue
Automotive Parts Aftermarket Sales and Service	$4,860	$4,779
Automotive Dealer Management Software	984	926
On-Line Service Business	570	-
Consolidated	6,414	5,705

Operating income (loss)
Automotive Parts Aftermarket Sales and Service	$208	$(51)
Automotive Dealer Management Software	(80)	(261)
On-Line Service Business	450	-
Unallocated and Other	-	-
Consolidated	578	(312)

Depreciation and amortization
Automotive Parts Aftermarket Sales and Service	$374	$328
Automotive Dealer Management Software	120	110
On-Line Service Business	-	-
Unallocated and Other	-	-
Consolidated	494	438

Total assets
Automotive Parts Aftermarket Sales and Service	$34,803
Automotive Dealer Management Software	4,477
On-Line Service Business	304
Unallocated and Other	480
Consolidated	$40,064

Substantially all capitalized software development costs and purchases of property and equipment are within the Automotive Parts Aftermarket Sales and Service segment.

NOTE 8. SUBSEQUENT EVENTS RELATED TO EXP

On November 12, 2007, the Company, divested all of the shares in its subsidiary, EXP. Pursuant to the terms of the Share Sale Agreement (the “Agreement”), EU Web Services Limited (“EU Web Services”) agreed to acquire, and the Company agreed to sell, the entire issued share capital of EXP then owned by the Company.

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

As a result of the divestitures, the Company disposed of the Automotive Dealer Management Software and On-Line Service Segments (see Note 7).

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements contained in this Amendment No. 2 to the Quarterly Report on Form 10-QSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the Company's objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis or Plan of Operation in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2006 and our other filings with the SEC.

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

The Company operates through its subsidiaries: MAM Software Ltd (“MAM Software”) and EXP Dealer Software Limited (“EXP Dealer Software”) in the UK and Aftersoft Network N.A., Inc. (“ASNA”) in the U.S. Our companies offer products and services to meet the needs of businesses that manage large and diverse inventories amid complex supply chains and distribution environments, all of which require specialized and sophisticated software services to operate efficiently.

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

Restatement

The consolidated financial statements have been restated (see Note 5) to:

1)
Amend the Company’s consolidated financial statements to restate retroactively to July 1, 2005, the assets, liabilities and operations of EXP Dealer Software Limited (“EXP”) which was acquired from Auto Data Network, Inc., (“ADNW”) on August 25, 2006, as if EXP was a part of the Company for all periods presented. The accounts are being restated to July 1, 2005 as EXP and ADNW were companies under common control;

2)	The correct the accounting for foreign currency translations; and

3)	To correct the EXP accounts for the adjustments discovered during EXP’s 8-K audit filed in February 2007.

Results of Operations

This quarter’s revenue of $6,414,000 compared with $5,705,000 for the quarter ended September 30, 2005, was in line with the Company expectations, with strong sales and revenues from the UK-based businesses and the U.S. businesses showing flat sales, but with revenue from maintenance and support services remaining steady. We expect that sales and revenue will continue to increase in both UK operations (MAM Software and EXP Dealer Software) over the coming quarter. The increase may be limited, however, due to budget constraints common for customers at the end of the year. We expect sales and revenues from the U.S. businesses to increase during the coming period as we continue to roll out our AutoPart product to existing and new clients and increased marketing presence raises awareness of AFS and its associated products and services. Our present funding from ongoing sales and revenue will continue to sustain the Company through the coming year in line with projections while allowing us to expand into the U.S. marketplace.

Total Cost of Revenues. Total cost of revenues for the three months ended September 30, 2006, increased to $2,722,000 from $2,587,000 for the three months ended September 30, 2005. This was consistent with the increase in revenues during the period.

For the reasons noted above, total gross profit increased by $574,000, or 22% for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005.

Operating Expenses. The following table sets forth, for the periods indicated, the Company's operating expenses and the variance thereof.

	For the Three Months Ended September 30,
			Variance	Variance
	2006	2005	$	%
Research and development	$869,000	$899,000	$(30,000)	(3.34%)
Sales and marketing	576,000	561,000	15,000	2.67%
General and administrative	1,175,000	1,532,000	(357,000)	(23.30%)
Depreciation and amortization	494,000	438,000	56,000	12.79%

Total Operating Expenses	$3,114,000	$3,430,000	$(316,000)	(9.21%)

Operating Expenses decreased by $316,000 for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. This is due to the following:

•	A slight decrease in Research and Development Expenses during the period due to economies on payroll expenses;
•	Higher Sales and Marketing Expenses, which was due to increased activities in the USA;
•	General and Administration Expenses, which decreased by $357,000 primarily due to reductions in payroll related expenses; and
•	Depreciation and Amortization Expenses, which increased by $56,000 due to amortization of additional capitalized software development costs incurred.

Interest Expense. Interest expense decreased by $11,000, or 29.7%, compared to the three months ended September 30, 2005. This decrease was a result of the reduction of long-term debt between fiscal year 2005 and fiscal year 2006.

The Company realized $487,000 of miscellaneous income in the quarter ended September 30, 2006 due to the release of a long-term liability relating to discontinued operations which are no longer required.

Net Income. As a result of the above, the Company realized net income amounting to $821,000 for the three months ended September 30, 2006, compared with a net loss of ($474,000) for the three months ended September 30, 2005.

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

Subsequent Events

On November 12, 2007, the Company divested all of the shares in its subsidiary, EXP Dealer Software. Pursuant to the terms of the Share Sale Agreement, EU Web Services Limited agreed to acquire, and the Company agreed to sell, the entire issued share capital of EXP Dealer Software then owned by the Company. As a result of the divestiture, the Company disposed of the Automotive Dealer Management Software and On-Line Service Segments. (See Notes 7 and 8 to the financial statements included in this report.)

ITEM 3. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended), who then concluded that the Company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On October 12, 2007, the Audit Committee of the Company’s Board of Directors concluded, after consultation with the Company's management and independent registered public accounting firm, that its previously reported condensed consolidated financial statements filed with its Quarterly Reports on Form 10-QSB for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007, did not properly account for the following:

1.
The Company failed to provide retroactively restated historical financial statements in the Form 10-QSB quarterly reports, filed during fiscal 2007, for acquisitions made August 25, 2006 and February 1, 2007 from Auto Data Network, Inc., a company with which the Company is under common control; and

2.
For the first three quarters of fiscal 2007, the Company improperly recorded the translation of non-current assets of its foreign subsidiaries at a historical exchange rate. For the year ended June 30, 2007 all non-current assets of its foreign subsidiaries were properly translated using the exchange rate at the Balance Sheet date.

The Company discovered these errors during its year-end financial statement preparation process, and disclosed such conclusion in Item 8A, Controls and Procedures, of its Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission on October 12, 2007, and was amended on Form 10-KSB/A on October 15, 2007.

Because of the required restatements, our Chief Executive Officer and Chief Financial Officer have re-evaluated our disclosure controls and procedures, and have concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatements and consolidation-level errors described above, the following material weaknesses were identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of September 30, 2006:

1.
The Company did not maintain effective controls over the identification of accounting and disclosure issues surrounding its acquisitions and divestitures, including identifying the proper accounting related to its relationship with the seller; and

2.	The Company did not maintain effective controls over the foreign currency translation process for its foreign subsidiaries where the local currency is the functional currency.

As a result, the Company is filing this Amendment No. 2 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 and is in the process of preparing and filing amended quarterly reports on Form 10-QSB for the quarters ended December 31, 2006 and March 31, 2007. The Company further determined that these matters did not require any restatement in its fiscal 2006 annual or quarterly filings made with the SEC.

In addition, management has taken steps, including the hiring of a U.S. based, qualified candidate with previous U.S. public company experience to become the new Chief Financial Officer of the Company in December 2007, and continues to monitor the controls and procedures, to ensure that the errors will not recur and to ensure that the Company’s disclosure controls and procedures are operating at the reasonable assurance level.

Notwithstanding the material weaknesses discussed above, the Company’s management has concluded that the consolidated financial statements included in this Amendment No. 2 to the Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2006, fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting in the Company’s first fiscal quarter of the fiscal year covered by this Amendment No. 2 to the Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Aftersoft Group, Inc.

Date : January 23, 2008	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer
(Principal Executive Officer)

Date : January 23, 2008	By:	/s/ Charles F. Trapp
Charles F. Trapp
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