Form 10QSB/A
period 2006-12-31
Aftersoft Group
filed 2008-02-12
CIK 832488

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

Explanatory Note

This Form 10-QSB/A of Aftersoft Group, Inc. (the “Company”) constitutes Amendment No. 2 (the “Amendment”) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006, originally filed with the Securities and Exchange Commission on February 14, 2007 (the “Original Report”) and amended on May 25, 2007.

The purposes of this Amendment are to:

1.
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

2.	Correct the accounting for foreign currency translations;

3.	Correct the accounts for the EXP audit adjustments discovered during EXP’s 8-K audit filed in February 2007;

4.	Amend Item 2 of Part 1 (Management’s Discussion and Analysis or Plan of Operation) to correct for the above restatements; and

5.	Amend Item 3 of Part 1 (Controls and Procedures) as a result of the restatements.

Other than these changes, the addition of Note 7 (Segment Information) and Note 8(b) (Subsequent Events Related to EXP), and the correction of minor typographical and grammatical errors, the remainder of the document is unchanged from the original filing.

This Amendment has been signed as of a current date, and also includes as exhibits currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Except for Note 8(b) to the Financial Statements (Subsequent Events Related to EXP), this Amendment does not reflect events occurring after the Original Report. Except for the foregoing amended or added information, this Amendment continues to speak as of the date of filing of the Original Report and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date. For the convenience of the reader, this Amendment sets forth the Original Report in its entirety as amended.

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

AFTERSOFT GROUP, INC
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

(RESTATED -- See Note 5)
December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$1,014
Accounts receivable, net of allowance of $286	5,580
Note receivable	950
Inventories	561
Amount due from parent company	94
Other	433
Total Current Assets	8,632
Property and equipment, net	327
OTHER ASSETS
Goodwill	23,951
Amortizable intangible assets, net	8,028
Software development costs, net	1,292
Other long-term assets	34
Total Other Assets	33,305
TOTAL ASSETS	$42,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

(RESTATED -- See Note 5)
December 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,697
Accrued expenses	2,020
Accrued legal expenses	1,895
Payroll and other taxes	766
Current portion of long-term debt	892
Current portion of deferred revenue	2,521
Taxes payable	1,133
Total Current Liabilities	11,924

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	772
Deferred income taxes	880
Long-term debt, net of current portion	6
Total Liabilities	13,582

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 63,071,167 shares issued and outstanding	6
Additional paid-in capital	24,878
Accumulated other comprehensive income	1,281
Retained earnings	2,517
Total Stockholders’ Equity	28,682
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share data)

	(RESTATED -- See Note 5)
	For the Three Months Ended		For the Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Revenues	$6,788	$6,112	$13,202	$11,817
Cost of revenues	2,676	2,753	5,398	5,340
Gross profit	4,112	3,359	7,804	6,477

Operating expenses
Research and development	871	892	1,740	1,791
Sales and marketing	602	579	1,178	1,140
General and administrative	1,130	1,196	2,305	2,728
Depreciation and amortization	504	322	998	760
Total operating expenses	3,107	2,989	6,221	6,419

Operating income	1,005	370	1,583	58

Other income (expense)
Interest expense	(36)	(33)	(62)	(70)
Gain on extinguishment of liability	-	-	487	-
Gain (loss) on sale of property and equipment	-	304	(4)	304
Other, net	4	18	16	18
Total other income (expense)	(32)	289	437	252

Income from operations	973	659	2,020	310

Provision for income taxes	149	154	375	279
Net income	824	505	1,645	31

Foreign currency translation gain (loss)	703	(116)	1,657	(193)
Total comprehensive income (loss)	$1,527	$389	$3,302	$(162)

Earnings per share attributed to common stockholders - basic and diluted	$0.01	$0.01	$0.03	$0.00

Weighted average number of shares of common stock outstanding - basic and diluted	63,071,167	60,674,040	63,071,167	60,587,495

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	(RESTATED -- See Note 5)
	For the Six Months Ended
	December 31, 2006	December 31, 2005

Cash flows from operating activities:

Net income	$1,645	$31
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	998	760
Gain on extinguishment of liability	(487)	-
Loss (gain) on sale of property and equipment	4	(304)
Changes in operating assets and liabilities (net of the effect of acquisition):
Accounts receivable	(1,113)	(1,088)
Inventories	(298)	(149)
Prepaid expenses and other assets	127	139
Accounts payable	825	(73)
Net (advances to) repayments from parent company relating to operating activities	(108)	(395)
Accrued expenses and other liabilities	(161)	801
Deferred revenue	(414)	(93)
Taxes payable	145	246
Net cash provided by (used in) operating activities	1,163	(125)

Cash flows from investing activities:
Purchase of property and equipment	(113)	(59)
Net advances from (repayment to) parent company relating to investing activities	-	818
Capitalized software development costs	(370)	(164)
Net cash provided by (used in) investing activities	(483)	595

Cash flows used in financing activities:
Payments on long-term debt	(10)	(467)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

	(RESTATED -- See Note 5)
	For the Six Months Ended December 31, 2006	For the Six Months Ended December 31, 2005
Effect of exchange rate changes	(114)	(31)
Net increase (decrease) in cash and cash equivalents	556	(28)
Cash, beginning of period	458	258
Cash, end of period	$1,014	$230

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$62	$70
Income taxes	$164	$0
Non cash investing and financing activities during the period for:
Settlement of note receivable by offsetting amounts due to parent	$0	$510
Proceeds from sale of office equipment offset against amounts due to parent	$0	$308

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended December 31, 2006 and 2005
(RESTATED - - See Note 5)

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

The restated operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

NOTE 2. NATURE OF BUSINESS

Restatement of Previously Issued Financial Statements

The consolidated financial statements have been restated (see Note 5) to:

1.
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

2.	Correct the accounting for foreign currency translations; and

3.	Correct the EXP accounts for the adjustments discovered during EXP’s 8-K audit filed in February 2007.

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of ADNW, which owns approximately 95% of the Company’s outstanding common stock.

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited (“MAM”) is based in Sheffield, U.K. EXP is comprised of MMI Automotive Limited (“MMI”) based in Wiltshire and Anka Design Limited (“Anka”) based in Warrington, U.K. Aftersoft Network N.A., Inc. (“ASNA”) is comprised of AFS Warehouse Distribution. Management, Inc. and AFS Tire Management Inc., which are based in Dana Point, California and AFS Autoservice Inc., which is based in Allentown, Pennsylvania.

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

Combination of Entities under Common Control (Restated)

On August 25, 2006, the Company acquired 100% of the issued and outstanding shares of EXP from ADNW in exchange for issuing 28,000,000 shares of the Common Stock to ADNW. Since the acquisition is with the Company’s majority shareholder, the net assets acquired are recorded at the amounts reflected in ADNW’s consolidated financial statements as of July 1, 2005 and all historical financial statements for all periods presented have been retroactively restated as though the transaction had occurred on July 1, 2005 (see Note 5).

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

Segment Reporting (Restated)

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. See Note 7 for segment disclosures.

Geographic Concentrations (Restated)

The Company conducts business in the United States, Canada, United Kingdom (“UK”) and the rest of Europe. From customers headquartered in their respective countries, the Company derived 20% of its revenues from the United States, 71% from its UK operations and 9% of its revenues from the rest of Europe, excluding the UK, during the quarter ended December 31, 2006 compared to 1% from Canada, 28% from the United States and 71% from the UK for the quarter ended December 31, 2005. For the six months ended December 31, 2006, the Company derived 1% of its revenues from Canada, 22% of its revenues from the United States, 74% from its UK operations and 3% of its revenues from the rest of Europe, compared to 1% from Canada, 28% from the United States and 71% from the UK for the six months ended December 31, 2005. As of December 31, 2006, the Company maintains 90% of its net property and equipment in the UK with the remaining 10% in North America.

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

Amortizable Intangible Assets (Restated)

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense on amortizable intangible assets was $458,000 and $906,000 for the three and six months ended December 31, 2006, respectively, and $237,000 and $592,000 for the three and six months ended December 31, 2005, respectively.

Goodwill (Restated)

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its goodwill existed at December 31, 2006. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of goodwill in the future.

Balance July 1, 2005	$22,061,000
Restatement for combination of entity under common control- EXP	635,000
Balance, July 1, 2005 and June 30, 2006 (as restated)	22,696,000
Effect of exchange rate changes	1,255,000
Balance December 31, 2006	$23,951,000

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

Foreign Currency (Restated)

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiary are translated into U.S. dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders' equity (deficit), which totaled approximately $703,000 and ($116,000) for the three months ended December 31, 2006 and 2005, respectively, and $1,657,000 and ($193,000) for the six months ended December, 2006 and 2005, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for the periods presented.

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

Basic and Diluted Earnings Per Share (Restated)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the quarter ended December 31:

	2006	2005

Numerator for basic and diluted income per share:
Net income available to common stockholders	$824,000	$505,000

Denominator for basic and diluted income per common share:
Weighted average number of shares of common stock outstanding	63,071,167	60,674,040

Net income per common share available to common stockholders	$0.01	$0.01

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the six months ended December 31:

	2006	2005

Numerator for basic and diluted income per share:
Net income available to common stockholders	$1,645,000	$31,000

Denominator for basic and diluted income per common share:
Weighted average number of shares of common stock outstanding	63,071,167	60,587,495

Net income per common share available to common stockholders	$0.03	$0.00

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

NOTE 4. TRANSACTIONS WITH PARENT COMPANY (RESTATED)

From time to time payments are made between ADNW and its subsidiaries. As of December 31, 2006, the balance due from ADNW was $94,000, which is non-interest bearing and due on demand.

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

AFTERSOFT GROUP, INC.
RESTATED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

	Aftersoft Group, Inc. December 31, 2006	Restatement Adjustments	Aftersoft Group, Inc. December 31, 2006
	As previously filed		Restated
ASSETS

Current assets:
Cash	$767	$247	$1,014
Accounts receivable, net of allowance
of $286	5,580	-	5,580
Note receivable	950	-	950
Inventories	561	-	561
Amount due from parent company	304	(210)	94
Other	776	(343)	433
Total current assets	8,938	(306)	8,632

Property and equipment, net	327	-	327

Other assets:
Goodwill	22,966	985	23,951
Amortizable intangible assets, net	7,502	526	8,028
Software development costs, net	1,292	-	1,292
Other long-term assets	34	-	34
Total other assets	31,794	1,511	33,305

	$41,059	$1,205	$42,264

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,697	$-	$2,697
Accrued expenses	2,045	(25)	2,020
Accrual legal expenses	1,895	-	1,895
Payroll and other taxes	988	(222)	766
Current portion of long-term debt	892	-	892
Current portion of deferred revenue	2,521	-	2,521
Taxes payable	1,030	103	1,133
Total current liabilities	12,068	(144)	11,924

Long-term liabilities:
Deferred revenue, net of current portion	772	-	772
Deferred income taxes	880	-	880
Long-term debt, net of current portion	6	-	6
Total liabilities	13,726	(144)	13,582

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001 per share;
10,000,000 shares authorized; none issued
and outstanding	-	-	-
Common stock, par value $0.0001 per share;
200,000,000 shares authorized; 63,071,167
shares issued and outstanding	6	-	6
Additional paid-in capital	24,528	350	24,878
Accumulated other comprehensive (loss) income	(258)	1,539	1,281
Retained earnings (accumulated deficit)	3,057	(540)	2,517
Total stockholders’ equity	27,333	1,349	28,682

	$41,059	$1,205	$42,264

Aftersoft Group, Inc.
Restated Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Three Months Ended December 31, 2006			Six Months Ended December 31, 2006
	As previously filed Aftersoft Group, Inc.	Restatement Adjustments	Restated Aftersoft Group, Inc.	As previously filed Aftersoft Group, Inc.	Restatement Adjustments	Restated Aftersoft Group, Inc.

Revenues	$6,788	$-	$6,788	$12,639	$563	$13,202
Cost of revenues	2,676	-	2,676	5,317	81	5,398
Gross profit	4,112	-	4,112	7,322	482	7,804

Operating expenses
Research and development	853	18	871	1,628	112	1,740
Sales and marketing	591	11	602	1,111	67	1,178
General and administrative	1,033	97	1,130	1,853	452	2,305
Depreciation and amortization	532	(28)	504	915	83	998
Total operating expenses	3,009	98	3,107	5,507	714	6,221

Operating income (loss)	1,103	(98)	1,005	1,815	(232)	1,583

Other income (expense)
Interest expense	(36)	-	(36)	(59)	(3)	(62)
Gain on extinguishment of liability	-	-	-	487	-	487
Other, net	5	(1)	4	12	-	12
Total other income (expense)	(31)	(1)	(32)	440	(3)	437

Income (loss) from operations	1,072	(99)	973	2,255	(235)	2,020

Provision for income taxes	134	15	149	378	(3)	375
Net income (loss)	938	(114)	824	1,877	(232)	1,645

Foreign currency translation gain	58	645	703	130	1,527	1,657
Total comprehensive income	$996	$531	$1,527	$2,007	$1,295	$3,302

Weighted average number of shares of common stock outstanding - basic and diluted	63,071,167	--	63,071,167	54,657,167	8,414,000	63,071,167

Earnings per share attributed to common stockholders - basic and diluted	$0.01		$0.01	$0.03		$0.03

Aftersoft Group, Inc.
Restated Consolidated Statements of Cash Flows
(In Thousands)

	As previously filed Aftersoft Group, Inc. For The Six Months Ended December 31, 2006	Restatement Adjustments	Restated Aftersoft Group, Inc. For The Six Months Ended December 31, 2006
Cash flows from operating activities:
Net income	$1,877	$(232)	$1,645
Adjustments to reconcile net income to
net cash provided by operating
activities:
Depreciation and amortization	915	83	998
Gain on extinguishment of liability	(487)	-	(487)
Loss on sale of property and equipment	4	-	4
Changes in operating assets and liabilities
(net of the effect of acquisition):
Trade accounts receivable	(1,680)	567	(1,113)
Inventories	(308)	10	(298)
Prepaid expenses and other assets	50	77	127
Accounts payable	791	34	825
Net (advances to) repayments from parent company
relating to operating activities	-	(108)	(108)
Taxes payable	53	92	145
Deferred revenue	(289)	(125)	(414)
Accrued expenses and other liabilities	(218)	57	(161)

Net cash provided by operating activities	708	455	1,163
Cash flows from investing activities:
Cash acquired	105	(105)	-
Purchase of property and equipment	(99)	(14)	(113)
Capitalized software development costs	(370)	-	(370)

Net cash used in investing activities	(364)	(119)	(483)

Cash flows from financing activities:
Payments on long-term debt	(10)	-	(10)
Payments on related party advances	(120)	120	-

Net cash used in financing activities	(130)	120	(10)

Effect of exchange rate changes	130	(244)	(114)

Net increase in cash and cash equivalents	344	212	556

Cash, beginning of period	423	35	458

Cash, end of period	$767	$247	$1,014

Aftersoft Group, Inc.
Restated Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Three Months Ended December 31, 2005			Six Months Ended December 31, 2005
	As previously filed Aftersoft Group,Inc.	Restatement adjustments	Restated Aftersoft Group, Inc.	As previously filed Aftersoft Group, Inc.	Restatement adjustments	Restated Aftersoft Group, Inc.

Revenues	$4,845	$1,267	$6,112	$9,624	$2,193	$11,817
Cost of revenues	2,290	463	2,753	4,729	611	5,340
Gross profit	2,555	804	3,359	4,895	1,582	6,477

Operating expenses
Research and development	763	129	892	1,536	255	1,791
Sales and marketing	487	92	579	966	174	1,140
General and administrative	699	497	1,196	1,559	1,169	2,728
Depreciation and amortization	265	57	322	544	216	760
Total operating expenses	2,214	775	2,989	4,605	1,814	6,419

Operating income (loss)	341	29	370	290	(232)	58

Other income (expense)
Interest expense	(26)	(7)	(33)	(58)	(12)	(70)
Gain on sale of property and equipment	304	-	304	304	-	304
Other, net	17	1	18	18	-	18
Total other income (expense)	295	(6)	289	264	(12)	252

Income (loss) from operations	636	23	659	554	(244)	310

Provision for income taxes	104	50	154	185	94	279
Net income (loss)	532	(27)	505	369	(338)	31

Foreign currency translation gain (loss)	(44)	(72)	(116)	(57)	(136)	(193)
Total comprehensive income (loss)	$488	$(99)	$389	$312	$(474)	$(162)

Weighted average number of shares of common stock outstanding - basic and diluted	34,101,167	26,572,873	60,674,040	34,101,167	26,486,328	60,587,495
Earnings per share attributed to common stockholders - basic and diluted	$0.02		$0.01	$0.01		$(0.00)

Aftersoft Group, Inc.
Restated Consolidated Statements of Cash Flows
(In Thousands)
	Six Months Ended December 31, 2005
	As previously filed Aftersoft Group, Inc.	Restatement adjustments	Restated December 31, 2005
Cash flows from operating activities:
Net income (loss)	$369	$(338)	$31
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	544	216	760
Gain on sale of property and equipment	(304)	-	(304)
Changes in operating assets and liabilities (net of the effect of acquisition):
Accounts receivable	(588)	(500)	(1,088)
Inventories	(90)	(59)	(149)
Prepaid expenses and other assets	(16)	155	139
Accounts payable	(113)	40	(73)
Net (advances to) repayments from parent company relating to operating activities	-	(395)	(395)
Accrued expenses and other liabilities	578	223	801
Deferred revenue	(348)	255	(93)
Taxes payable	185	61	246
Net cash provided by (used in) operating activities	217	(342)	(125)

Cash flows from investing activities:
Purchase of property and equipment	(34)	(25)	(59)
Proceeds from the sale of property and equipment	304	(304)	-
Net (advances to) repayments from parent company relating investing activities	-	818	818
Capitalized software development costs	(164)	-	(164)
Net cash provided by investing activities	106	489	595

Cash flows from financing activities:
Proceeds from related party advances	327	(327)	-
Payments on long-term debt	(467)	-	(467)
Payments on related party advances	(208)	208	-
Net cash used in financing activities	(348)	(119)	(467)

Effect of exchange rate changes	(57)	26	(31)
Net increase (decrease) in cash and cash equivalents	(82)	54	(28)
Cash, beginning of period	194	64	258
Cash, end of period	$112	$118	$230

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

•	On-Line Service Business - consisting of the operations of Anka, which is an advertising and design business serving the automotive and technology sectors.

The “Unallocated and Other” category includes the results for Aftersoft Group, Inc., Aftersoft Group (UK) Limited and other unallocated items.

	Six Months Ended
	December 31,	December 30,
(In Thousands)	2006	2005
	(Restated)	(Restated)
Revenue
Automotive Parts Aftermarket Sales and Service	$10,115	$9,624
Automotive Dealer Management Software	1,849	2,193
On-Line Service Business	1,238	-
Consolidated	13,202	11,817

Operating income (loss)
Automotive Parts Aftermarket Sales and Service	$1,164	$290
Automotive Dealer Management Software	(223)	(232)
On-Line Service Business	642	-
Unallocated and Other	-	-
Consolidated	1,583	58

Depreciation and amortization
Automotive Parts Aftermarket Sales and Service	$755	$544
Automotive Dealer Management Software	243	216
On-Line Service Business	-	-
Unallocated and Other	-	-
Consolidated	998	760

Total assets
Automotive Parts Aftermarket Sales and Service	$35,421
Automotive Dealer Management Software	5,373
On-Line Service Business	878
Unallocated and Other	592
Consolidated	$42,264

	Three Months Ended
	December 31,	December 30,
(In Thousands)	2006	2005
	(Restated)	(Restated)
Revenue
Automotive Parts Aftermarket Sales and Service	$5,255	$4,845
Automotive Dealer Management Software	865	1,267
On-Line Service Business	668	-
Consolidated	6,788	6,112

Operating income (loss)
Automotive Parts Aftermarket Sales and Service	$956	$341
Automotive Dealer Management Software	(143)	29
On-Line Service Business	192	-
Unallocated and Other	-	-
Consolidated	1,005	370

Depreciation and amortization
Automotive Parts Aftermarket Sales and Service	$381	$265
Automotive Dealer Management Software	123	57
On-Line Service Business	-	-
Unallocated and Other	-	-
Consolidated	504	322

Substantially all capitalized software development costs and purchases of property and equipment are within the Automotive Parts Aftermarket Sales and Service segment.

NOTE 8. SUBSEQUENT EVENTS (RESTATED)

(a) Subsequent Events Related to Dealer Software and Services Limited

As an ongoing part of the Company’s strategy to serve the Dealer Management Software (“DMS”) market, on February 1, 2007, the Company issued 16,750,000 shares of common stock to ADNW, the owners of Dealer Software and Services Limited (“DSS”) which owns a minority stake in DCS Automotive Ltd. DSS is based in London, UK and provides its own proprietary software and professional services to dealerships to help increase business efficiency, customer retention and profitability within this market. As this transaction occurred with the Company’s parent, the net assets acquired (consisting of non-marketable securities of $688,000) will be recorded at the amount reflected on ADNW’s consolidated financial statements as of July 1, 2005 and all historical financial statements for all periods presented (DSS has had no operating activity for all such periods) will be retroactively restated as though the transaction had occurred on July 1, 2005.

(b) Subsequent Events Related to EXP

On October 30, 2007, the Company divested itself of MMI. Pursuant to the terms of the transaction agreement, the Company’s subsidiary, EXP, agreed to sell shares of Distal Enterprises to the original sellers of MMI in full and final satisfaction of all debts owed to the original sellers of MMI.

On November 12, 2007, the Company divested all of the shares in its subsidiary, EXP (including DSS and Anka). Pursuant to the terms of the Share Sale Agreement (the “Agreement”), EU Web Services Limited (“EU Web Services”) agreed to acquire, and the Company agreed to sell, the entire issued share capital of EXP then owned by the Company.

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

The Company operates through its subsidiaries: MAM Software Limited (“MAM”) and EXP Dealer Software Limited (“EXP”) in the UK and Aftersoft Network N.A., Inc., (“ASNA”) in the U.S. Our companies offer products and services to meet the needs of businesses that manage large and diverse inventories amid complex supply chains and distribution environments, all of which require specialized and sophisticated software services to operate efficiently.

MAM is a leading provider of software to the automotive aftermarket in the UK. MAM specializes in fully integrated business management solutions for the motor factoring (jobber), retailing, and wholesale distribution sectors. MAM also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry. MAM is based in Sheffield, England.

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

EXP sells proprietary software and professional services to the dealership sector of the automotive market in the UK. EXP is comprised of two subsidiaries: MMI Automotive Limited, (”MMI Automotive”), which is based in Swindon, UK, provides software products and services to dealerships to help increase business efficiency and profitability within these low margin businesses. It presently serves clients such as Ford UK, Honda, Mitsubishi UK and Vauxhall (General Motors). Chester, UK-based Anka Design Limited (“Anka Design”) is a “below the line” advertising and design business serving the automotive and technology sectors.

Critical Accounting Policies

There were no changes in those policies disclosed in our June 30, 2006 10-KSB Filing.

Restatement

The consolidated financial statements have been restated (see Note 5) to:

1.
Amend the Company’s consolidated financial statements to restate retroactively to July 1, 2005, the assets, liabilities and operations of EXP which was acquired from Auto Data Network, Inc., (“ADNW”) on August 25, 2006, as if EXP was a part of the Company for all periods presented. The accounts are being restated to July 1, 2005 as EXP and ADNW were companies under common control;

2.	The correct the accounting for foreign currency translations; and

3.	To correct the EXP accounts for the adjustments discovered during EXP’s 8-K audit filed in February 2007.

Results of Operations

Revenues of $6,788,000 and $13,202,000 for the three and six months ended December 31, 2006, respectively, compared with $6,112,000 and $11,817,000 for the three and six months ended December 31, 2005, respectively, was in line with the Company expectations, with strong sales and revenues from the UK-based businesses and the U.S. businesses showing flat sales, but with revenue from maintenance and support services remaining steady. We expect that sales and revenue will continue to increase in both UK operations (MAM and EXP) over the coming quarter. We expect sales and revenues from the U.S. businesses to increase during the coming period as we continue to roll out our AutoPart product to existing and new clients and increased marketing presence raises awareness of AFS and its associated products and services. Our present funding from ongoing sales and revenue will continue to sustain the Company through the coming year in line with projections while allowing us to expand into the U.S. marketplace.

Cost of Revenues. Total cost of revenues for the three and six months ended December 31, 2006, was $2,676,000 and $5,398,000, respectively, compared with $2,753,000 and $5,340,000 for the same periods as of December 31, 2005, respectively. This was consistent with the increase in revenues during the period. Margins have improved due to a change in the product mix, which includes less hardware costs, thereby generating better margins.

The total gross profit was $4,112,000 for the three months and $7,804,000 for the six months to December 31, 2006, as compared with $3,359,000 and $6,477,000 for the same periods in 2005.

Operating Expenses. The following tables set forth, for the periods indicated, the Company's operating expenses and the variance thereof.

	For the Three Months Ended December 31,
	2006	2005	Variance $	Variance %

Research and development	$871,000	$892,000	$(21,000)	(2.4)%
Sales and marketing	602,000	579,000	23,000	4.0%
General and administrative	1,130,000	1,196,000	(66,000)	5.5%
Depreciation and amortization	504,000	322,000	182,000	56.5%
Total Operating Expenses	$3,107,000	$2,989,000	$118,000	3.9%

	For the Six Months Ended December 31,
	2006	2005	Variance $	Variance %

Research and development	$1,740,000	$1,791,000	$(51,000)	(2.8)%
Sales and marketing	1,178,000	1,140,000	38,000	3.3%
General and administrative	2,305,000	2,728,000	(423,000)	(15.5)%
Depreciation and amortization	998,000	760,000	238,000	31.3%
Total Operating Expenses	$6,221,000	$6,419,000	$(198,000)	(3.1)%

Operating expenses increased by $118,000 for the three months to December 31, 2006 compared with the three months ended December 31, 2005, and decreased by $198,000 for the six months ended December 31, 2006 compared with the six months ended December 31, 2005. This is due to the following:

•	A slight decrease in Research and Development Expenses during the periods due to reduced payroll expenses.

•	Increased Sales and Marketing Expenses, which was due to increased activities in the USA.

•
General and Administrative Expenses, which decreased by $66,000 and $423,000 for the three months and six months to December 31, 2006 and 2005, respectively. This was primarily due to a reduction in payroll and payroll related expenses.

•	Depreciation and Amortization, which increased due mainly to additional amortization of capitalized software development costs.

Interest Expense. Interest expense increased by $3,000 for the three months and decreased by $8,000 for the six months ended December 31, 2006, as compared to the same periods in 2005. This increase was a result of the increase in interest rates in 2006 over 2005, and the decrease resulted from reduced borrowings.

Other Income. The Company realized $437,000 of miscellaneous income for the six months ended December 31, 2006, due to the release of a long-term liability relating to sales taxes which is no longer required.

For the three and six months ended December 31, 2005, the Company realized $304,000 of net income from the sale of property and equipment. Other income for the three months ended December 31, 2006 and 2005 was $4,000 and $18,000, respectively.

Income Taxes. Income taxes increased by $96,000 for the six months ended December 31, 2006 because of increased pre-tax earnings and decreased $5,000 for the three months ended December 31, 2006 because lower tax rates more than offset the amount due because of increased earnings.

Net Income. As a result of the above, the Company realized net income amounting to $824,000 and $1,645,000 for the three and six months ended December 31, 2006, respectively, compared with net income of $505,000 and $31,000 for the three and six months ended December 31, 2005, respectively.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2007, which have already occurred in the quarter ended December 31, 2006. If internal revenues prove to be sufficient to support our growth plans, we may consider raising additional funds through debt or equity financing. There can be no assurance that such funding will be available on acceptable terms, in timely fashion or even available at all. Should new funds be delayed, we plan to reduce the burden on our current funding to a sustainable level and to tailor our development programs accordingly.

Summary

We have identified a number of opportunities to widen our client base within the automotive industry and beyond to other vertical markets that struggle to manage similarly complex businesses. We are integrating our newly acquired auto dealership management unit, EXP. We plan to expand into the UK’s lumber and hardware market, which have an unmet need for solutions to manage their relationships and inventory with greater efficiency. We have entered the wholesale distributor marketplace, which we believe will be well served by our inventory and tracking products and services. We plan to explore potential acquisitions to increase our customer base in that area.

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

ITEM 3. CONTROLS AND PROCEDURS

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

Because of the required restatements, the Company’s Chief Executive Officer and Chief Financial Officer have re-evaluated the Company’s disclosure controls and procedures, and have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatements and consolidation-level errors described above, the following material weaknesses were identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of December 31, 2006:

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

As a result, the Company filed Amendment No. 2 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, is filing this Amendment No. 2 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006, and is in the process of preparing and filing an amended quarterly report on Form 10-QSB for the quarter ended March 31, 2007. The Company further determined that these matters did not require any restatement in its fiscal 2006 annual or quarterly filings made with the SEC.

In addition, management has taken steps, including the hiring of a U.S. based, qualified candidate with previous U.S. public company experience, as the Company’s new Chief Financial Officer of the Company in December 2007, and continues to monitor the controls and procedures, to ensure that the errors will not recur and to ensure that the Company’s disclosure controls and procedures are operating at the reasonable assurance level.

Notwithstanding the material weaknesses discussed above, the Company’s management has concluded that the consolidated financial statements included in this Amendment No. 2 to the Quarterly Report on Form 10-QSB for the Quarter ended December 31, 2006, fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting in the Company’s second fiscal quarter of its 2007 fiscal year covered by this Amendment No. 2 to the Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Aftersoft Group, Inc.

Date : February 12, 2008	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Date : February 12, 2008	By:	/s/ Charles F. Trapp
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