Form 10QSB
period 2007-12-31
Aftersoft Group
filed 2008-02-19
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_________

Commission file number 000-27083

Aftersoft Group, Inc.
(Name of Small Business Issuer in its charter)

Delaware	84-1108035
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Regus House, Herons Way, Chester Business Park
Chester, U.K., CH4 9QR
(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code 011 44 1244 893 138

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value
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

The issuer has 85,335,721 shares of common stock outstanding as of February 14, 2008.

i

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

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Consolidated Balance Sheet (Unaudited)	F-1

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)	F-2

Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to Consolidated Financial Statements (Unaudited)	F-5

AFTERSOFT GROUP, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

ASSETS	December 31,
2007
CURRENT ASSETS
Cash and cash equivalents	$4,606
Accounts receivable, net of allowance of $186	3,171
Inventories	550
Other	437
Total Current Assets	8,764
Property and equipment, net	240
OTHER ASSETS
Goodwill	20,056
Amortizable intangible assets, net	4,971
Software development costs, net	1,516
Investments in available-for-sale securities	3,062
Amount due from parent company	2,372
Debt issuance costs, net	516
Long-term receivable and other	1,763
Total Other Assets	34,256
TOTAL ASSETS	$43,260

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,020
Accrued expenses	3,362
Payroll and other taxes	694
Current portion of long-term debt	420
Current portion of deferred revenue	635
Taxes payable	622
OTHER CURRENT LIABILITIES	425
Total Current Liabilities	8,178

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	652
Deferred income taxes	880
Long-term debt, net of current portion and debt discount	4,375
Long-Term Liabilities	5,907

Total Liabilities	14,085
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 85,335,721 shares issued and outstanding	9
Additional paid-in capital	29,797
Accumulated other comprehensive income	2,141
Accumulated deficit	(2,772)
Total Stockholders' Equity	29,175
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In Thousands except for share and per share data)	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
Revenues	$5,645	$5,670	$11,000	$10,109
Cost of revenues	2,508	2,561	5,167	4,935
Gross profit	3,137	3,109	5,833	5,174

Operating expenses
Research and development	766	671	1,458	1,346
Sales and marketing	661	447	1,189	909
General and administrative	2,254	687	3,564	1,096
Depreciation and amortization	327	392	682	757
Total operating expenses	4,008	2,197	6,893	4,108

Operating (loss) income	(871)	912	(1,060)	1,066

Other income (expense)
Gain on extinguishment of liability	-	-	-	487
Interest expense	(64)	(50)	(82)	(72)
Loss on disposal of property and equipment		-		-
Reduction in litigation settlement	76	-	76	-
Gain on sale of investment in non-marketable securities	-	-	1,312	-
Other, net	1	2	(1)	12
Total other income (loss), net	13	(48)	1,305	427

Income (loss) before provision for income taxes	(858)	864	245	1,493

Provision for income taxes	216	90	388	185
Income (loss) from continuing operations	(1,074)	774	(143)	1,308
Income (loss) from discontinued operations	(23)	50	14	337
Loss on sale of discontinued operations	(26)	-	(26)	-
Net income (loss)	(1,123)	824	(155)	1,645
Foreign currency translation gain	238	703	618	1,657

Total comprehensive income (loss)	$(885)	$1,527	$463	$3,302

Earnings (loss) per share attributed to common stockholders - basic and diluted
Continuing Operations	$(0.01)	$0.01	$-	$0.02
Discontinued Operations	$-	$-	$-	$-
	$(0.01)	$0.01	$(0.00)	$0.02
Earnings per share attributed to common stockholders - basic and diluted	85,787,724	63,071,167	85,787,724	60,587,495

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Six Months Ended
	December 31, 2007	December 31, 2006

Cash flows from operating activities:

Net (loss) income	$(155)	$1,645
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	869	998
Gain on extinguishment of liabiltity	-	(487)
Loss on disposition of property and equipment	-	4
Gain on sale of investments in nonmarketable securities	(1,312)	-
Payment of litigation costs	(2,000)	-
Loss on sale of discontinued operations	26	-
Gain on modification of debt settlement	(123)	-
Warrants issued for services	27	-
Changes in operating assets and liabilities (net of effect of acquisitions and divestitures):
Accounts receivable	(895)	(1,113)
Inventories	(217)	(298)
Prepaid expenses and other assets	160	127
Accounts payable	(509)	825
Net (advances to) repayments from parent company relating to operating activities	(2,108)	(108)
Accrued expenses and other liabilities	2,758	(161)
Deferred revenue	401	(414)
Taxes payable	200	145
Net cash (used in) provided by operating activities	(2,878)	1,163

Cash flows from investing activities:
Purchase of property and equipment	(113)	(113)
Proceeds from the sale of investments is non-marketable securities	2,000	-
Capitalized software development costs	(396)	(370)
Net cash provided by (used in) investing activities	1,491	(483)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cash issuance costs	2,037	-
Proceeds from long-term debt, net of cash issuance costs	4,359	-
Payments on long-term debt	(875)	(10)
Net cash provided by (used in) financing activities	5,521	(10)

Effect of exchange rate changes	(236)	(114)
Cash divested in discontinued operations	(157)	-
Net increase (decrease) in cash and cash equivalents	3,941	556
Cash, beginning of period	665	458
Cash, end of period	$4,606	$1,014

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$66	72
Income taxes	$270	427

Supplemental disclosures of non-cash investing and financing activities:
Shares issued for accrued litigation costs	$825	-
Value of shares returned in revised litigation settlement	$275	-
Value of warrants issued in revised litigation settlement	$152	-
Value of warrants issued for debt discount/debt issuance costs	910	-

Divestiture of MMI (see Note 8):
Cash	$157
Accounts receivable	439
Inventory	6
Other	27
Current Assets	629
Property and equipment	156
Other long term assets	219
Goodwill	723
Intangible assets	2,242
Total Assets	3,969
Liabilities Assumed	(1,739)
Net assets divested	2,230
Proceeds received	0
Loss on Disposal	$2,230

Divestiture of EXP (see Note 8):
Accounts receivable	$1,050
Investments in available for sale securities	369
Current Assets	1,419
Goodwill	1,640
Total Assets	3,059
Liabilities Assumed	(1,405)
Net assets divested	1,654
Proceeds received:
Investments in available for sale securities	2,334
Receivable from buyer	1,707
Gain on Disposal	$2,387

Divestiture of note receivable of $865,000 for an investment in available for sale securities of $682,000 as part of the divestitures of EXP and MMI (see Note 3).

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

Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

NOTE 2.  NATURE OF BUSINESS

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of Auto Data Network, Inc. (“ADNW”), which owns approximately eighty three percent (83%) of the Company’s outstanding Common Stock.

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited (“MAM”) is based in Sheffield, U.K. and Aftersoft Network, NA, Inc. (“ASNA”) has offices in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio.

EXP Dealer Software Services Limited (“EXP”) is comprised of MMI Automotive Limited (“MMI”), based in Wiltshire, U.K., Anka Design Limited, (“Anka”) based in Chester, U.K., and Dealer Software Services Limited (“DSS”), an inactive company, which were all sold during the period, and are included as Discontinued Operations in the Consolidated Financial Statements (see Note 3).

In December 2005, W3 Group, Inc. (“W3”) consummated a reverse acquisition and changed its corporate name to Aftersoft Group, Inc. W3 was initially incorporated in February 1988 in Colorado and changed its state of incorporation to Delaware in May 2003. On December 21, 2005, an Acquisition Agreement (the “Agreement”) was consummated among W3, a separate Delaware corporation named Aftersoft Group, Inc. (“Oldco”) and ADNW in which W3 acquired all of the issued and outstanding shares of Oldco in exchange for issuing 32,500,000 shares of Common Stock of W3, par value $0.0001 per share (the “Common Stock”), to ADNW, which was then the sole shareholder of the Company. At the time of the acquisition, W3 had no business operations. Concurrent with the acquisition, W3 changed its name to Aftersoft Group, Inc. and its corporate officers were replaced. The Board of Directors of the Company appointed three additional directors designated by ADNW to serve until the next annual election of directors. As a result of the acquisition, former W3 shareholders owned 1,601,167, or 4.7% of the 34,101,167 total issued and outstanding shares of Common Stock and ADNW owned 32,500,000 or 95.3% of the Company’s Common Stock. On December 22, 2005, Oldco changed its name to Aftersoft Software, Inc. and is currently inactive.

Combination of Entities under Common Control

On August 26, 2006, the Company acquired 100% of the issued and outstanding shares of EXP from ADNW in exchange for issuing 28,000,000 shares of Common Stock to ADNW. In addition, on February 1, 2007, the Company acquired 100% of the issued and outstanding shares of DSS from ADNW in exchange for issuing 16,750,000 shares of Common Stock to ADNW. Since these acquisitions were with the Company’s majority shareholder, the net assets acquired are recorded at the amounts reflected in ADNW’s consolidated financial statements as of July 1, 2005, and all historical financial statements for the years ended 2006 and 2007 have been retroactively restated as though the transactions had occurred on July 1, 2005.

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

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2007, the Company did not have any balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions it believes to be credit worthy.

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

No customer accounted for more than 10% of the Company’s revenues during the three and six months ended December 31, 2007 and 2006.

Geographic Concentrations

The Company conducts business in the United States, Canada, United Kingdom (“UK”) and the rest of Europe. From customers headquartered in their respective countries, the Company derived 25% of its continuing revenues from the United States and 75% from its UK operations during the quarter ended December 31, 2007, compared to 20% from the United States, 71% from the UK and 9% of its revenues from the rest of Europe for the quarter ended December 31, 2006. As of December 31, 2007, the Company maintains 78% of its net property and equipment in the UK with the remaining 22% in North America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectibility of receivables, realizability of inventories, recoverability of long-lived assets and valuation of deferred tax assets. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, investments in available-for-sale securities, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments classified as current approximate their fair values as of December 31, 2007 due to their short-term maturities and the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company’s non-current instruments.

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

Investment in Non-Marketable Securities

DSS owned an 18.18% ownership interest in DCS Automotive Ltd, a non-public company in the UK, which it acquired for $688,000. Non-marketable securities consist of equity securities for which there are no quoted market prices. Such investments were initially recorded at their cost, subject to an impairment analysis. Such investments will be reduced if the Company receives indications that a permanent decline in value has occurred. Any decline in value of non-marketable securities below cost that is considered to be “other than temporary” will be recorded as a reduction on the cost basis of the security and will be included in the consolidated statement of operations as an impairment loss.

During the six months ended December 31, 2007, the Company sold its non-marketable investment to a third party for $2,000,000, generating a gain of $1,312,000.

Available-for-Sale Investments

The Company accounts for its investments in debt and equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Restricted securities are valued at the quoted market bid price and discounted for the required holding period until the securities can be liquidated. The Company classifies its marketable securities as available-for-sale under SFAS 115. Marketable securities consist of equity securities. The specific identification method is used to determine the cost basis of securities disposed of. Available-for-sale securities with quoted market prices are adjusted to their fari value. Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss). Any decline in value of available-for-sale securities below cost that is considered to be “other than temporary” is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment loss. At December 31, 2007, investments consist of corporate stock with no unrealized gain or loss.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation expense from continuing operations was $59,000 and $43,000 for the six months ended December 31, 2007 and 2006, respectively, and $30,000 and $25,000 for the three months ended December 31, 2007 and 2006, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income of the Company. Amortization expense from continuing operations was $92,000 and $184,000 for the three months ended December 31, 2007 and 2006, respectively, and $224,000 and $337,000 for the six months ended December 31, 2007 and 2006, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense from continuing operations on amortizable intangible assets was $205,000 and $183,000 for the three months ended December 31, 2007 and 2006, respectively, and $399,000 and $377,000 for the six months ended December 31, 2007 and 2006, respectively.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss is recorded for any goodwill that is determined to be impaired, which resulted in a $3,100,000 impairment charge in fiscal 2007. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company’s management believes that no impairment of the carrying value of its goodwill existed at December 31, 2007. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the six months ended December 31, 2007, goodwill activity was as follows:

Balance June 30, 2007	$22,393,000
Sale of discontinued operations	(2,363,000)
Increase due to foreign exchange movements	26,000
Balance December 31, 2007	$20,056,000

Long-Lived Assets

The Company’s management assesses the recoverability of other long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2007, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Issuance of Non-Employee Stock for Non-Cash Consideration

All issuances of the Company’s stock to non-employees for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense was $20,000 and $32,000 for the three months ended December 31, 2007 and 2006, respectively, and $42,000 and $92,000 for the six months ended December 31, 2007 and 2006, respectively.

Gain on Extinguishment of Liability

The Company realized $487,000 of income from the extinguishment of sales tax liabilities during the six months ended December 31, 2006 due to the expiration of the statute of limitations related to such liabilities. During June 2001, CarParts Technologies Inc (“CarParts”) which is now known as ASNA Tire Management, Inc., adopted a formal plan to abandon its internet retailing business and a provision was set up to cover any potential sales tax liabilities. This balance represents the portion of the potential sales tax liability that was never paid.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into U.S. dollars at the quarter end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity (deficit), which totaled approximately $238,000 and $703,000 for the three months ended December 31, 2007 and 2006, respectively, and $618,000 and $1,657,000 for the six months ended December, 2007 and 2006, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity during the period from non-owner sources. For the three months and six months ended December 31, 2007 and 2006, the components of comprehensive income consist of foreign currency translation gains.

Income Taxes

The Company accounts for domestic and foreign income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding during the period (see Note 7). Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. The Company had no dilutive securities for the three and six months ended December 31, 2007 and 2006.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
		(Restated)		(Restated)
Income (loss) from continuing operations	$(1,074)	$774	$(143)	$1,308
Income (loss) from discontinued operations	(49)	50	(12)	337
Total	$(1,123)	$824	$(155)	$1,645
Income per share attributed to common stockholders - basic and diluted:
Continuing operations	$(0.01)	$0.01	$-	$0.02
Discontinued operations	$-	$-	$-	$-
	$(0.01)	$0.01	$-	$0.02
Weighted average number of shares of common stock outstanding - basic and diluted	85,787,724	63,071,167	85,787,724	60,587,495

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”) entitled “Fair Value Measurements.” to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

NOTE 3.  ACQUISITIONS AND DIVESTITURES

EXP Dealer Software Limited

The acquisition of EXP was recorded as a combination of an entity under common control (see Note 2).

During the year ended June 30, 2007, ADNW made earn-out payments on behalf of the Company to the previous owners of Anka totaling $1,500,000 pursuant to the original acquisition agreement between ADNW and the previous owners. Such payments were recorded as goodwill. There are no additional potential earn-out payments under the acquisition agreement.

On October 30, 2007, the Company divested MMI. Pursuant to the terms of the agreement, the Company’s subsidiary, EXP, agreed to sell shares of Distal Enterprises, which owned the shares of MMI, to the original sellers of MMI in full and final satisfaction of all debts owed to the original sellers of MMI. Under the terms of the agreement, the Company, EXP, and ADNW were released from any and all liabilities under the original purchase agreement and any other agreements between the parties executed prior thereto, upon the completion and transfer of the entire issued share capital of Distal Enterprises to the original sellers. The Company received no further consideration on the sale, and incurred a loss of $2,230,000 which is included in Sale of Discontinued Operations (see Note 8).

On November 12, 2007, the Company divested all of the shares in EXP. Pursuant to the terms of the Share Sale Agreement (the “Agreement”) EU Web Services ("EU Web Services") Limited agreed to acquire, and the Company agreed to sell, the entire issued share capital of EXP it then owned.

In consideration of the sale, EU Web Services agreed to issue to the Company, within twenty-eight days from the Agreement’s execution, Ordinary 0.01 GBP shares in its parent company (First London Securities Inc.) having a fair market value of $3,000,000 at the date of issuance of such shares. The Company recorded the shares received at $2,334,000, which represents the bid price of the restricted securities received, and discounted the carrying value by 11% (or $280,000) as the shares are not sellable for 12 months. The shares are included as Investment in available for sale securities, long term, in the Balance Sheet (see Note 8). Further, the Agreement provided that the Company receive additional consideration in the form of: (i) Ordinary shares in EU Web Services having a fair market value of $2,000,000 as of the date issuance provided that EU Web Services is listed and becomes quoted on a recognized trading market within six (6) months from the date of the Agreement; or (ii) If EU Web services does not become listed within the time period specified , Ordinary shares in EU Web Services’ parent company having a fair market value of $2,000,000 as of the date of issuance. The Company recorded the receivable at an 11% discount totaling $1,707,000, which is included in non-current assets in the Balance Sheet. The Company recorded a gain of $2,387,000 which is included in Sales of Discontinued Operations (see Note 8).

Dealer Software and Services Limited

This acquisition of DSS was recorded as a combination of an entity under common control (see Note 2). DSS had a wholly owned subsidiary, Consolidated Software Capital Limited (“CSC”).

During the year ended June 30, 2007, ADNW made earn-out payments on behalf of the Company to the previous owners of CSC totaling $700,000 related to the original CSC acquisition by ADNW under the acquisition agreement. Such payments were recorded as goodwill. There are no additional potential earn-out payments under the acquisition agreement.

On June 17, 2007, DSS sold all of its CSC shares for a note receivable of $865,000. The operations of CSC are considered discontinued operations which did not impact the periods ended December 31, 2007 and 2006.

On November 12, 2007 as part of the sale of EXP, the $865,000 Note held by DSS was exchanged for EU Web Services stock having a fair value of $682,000. The transaction resulted in a loss of $183,000 and is included in Loss from sale of Discontinued Operations. .

NOTE 4.  TRANSACTIONS WITH PARENT COMPANY

From time to time payments are made between ADNW and the Company. The advances are non-interest bearing and due on demand. ADNW has minimal operations, and as of December 31, 2007, agreed to exchange the balance due for 16,000,000 common shares of ADNW. The Company recorded the shares at $2,372,000, which represents the bid price of the restricted securities, and discounted the carrying value by 11% or $188,000. The balance is shown in amount due from parent company in the Balance Sheet as the shares have not yet been issued.

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 2007:

ComVest term loan, net of debt discount of $1,019,000	$3,981,000
McKenna note	664,000
Homann notes	125,000
Other notes	25,000
4,795,000
Less current portion	(420,000)
Long term portion	$4,375,000

ComVest Term Loan

On December 21, 2007, Aftersoft Group entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital LLC (“ComVest”), as lender, pursuant to which ComVest agreed to extend a $1,000,000 secured revolving Credit Facility and a $5,000,000 Term Loan.

Credit Facility and Revolving Credit Note. Pursuant to the terms of the Loan Agreement, the Credit Facility is available from December 21, 2007 (the “Closing Date”), through November 30, 2009, unless the maturity date is extended, or the Company prepays the Term Loan (described below) in full, in each case in accordance with the terms of the Loan Agreement. The Credit Facility provides for borrowing capacity of an amount up to (at any time outstanding) the lesser of the Borrowing Base at the time of each advance under the Credit Facility, or $1,000,000. The borrowing base at any time will be an amount determined in accordance with a borrowing base report the Company is required to provide to ComVest, based upon the Company’s Eligible Accounts and Eligible Inventory, as such terms are defined in the Loan Agreement. The Loan Agreement contains customary affirmative and negative covenants, including maximum limits for capital expenditures per fiscal year, and ratios for liquidity.

In connection with the Credit Facility, the Company issued a Revolving Credit Note (the “Credit Note”) payable to ComVest in the principal amount of $1,000,000, bearing interest at a rate per annum equal to the greater of (a) the prime rate, as announced by Citibank, N.A. from time to time, plus two percent (2%), or (b) nine and one-half percent (9.5%). The applicable interest rate will be increased by four hundred (400) basis points during the continuance of any event of default under the Loan Agreement. Interest will be computed on the daily unpaid principal balance and is payable monthly in arrears on the first day of each calendar month commencing January 1, 2008. Interest is also payable upon maturity or acceleration of the Credit Note.

The Company has the right to prepay all or a portion of the principal balance on the Credit Note at any time, upon written notice, with no penalty. The Credit Note is secured pursuant to the provisions of certain Security Documents.

The Company may, at its option, and provided that the maturity date of the Credit Facility has not been accelerated due to prepayment in full of the Term Loan, elect to extend the Credit Facility for one additional year, through November 30, 2010, upon written notice to ComVest, provided that no default or event of default have occurred and are continuing at that time. The Company also has the option to terminate the Credit Facility at any time upon five business days’ prior written notice, and upon payment to ComVest of all outstanding principal and accrued interest of the advances on the Credit Facility, and prorated accrued commitment fees. The Credit Facility commitment also terminates, and all obligations become immediately due and payable, upon the consummation of a Sale, which is defined in the Loan Agreement as certain changes of control or sale or transfers of a material portion of the Company’s assets.

At December 31, 2007, the Company had not borrowed under the Credit Facility.
At December 31, 2007 the Company had sufficient collateral to draw down the $1,000,000 Credit Facility.

Term Loan and Convertible Term Note.  Pursuant to the terms of the Loan Agreement, ComVest extended to the Company a Term Loan in the principal amount of $5,000,000, on the Closing Date. The Term Loan is a one-time loan, and unlike the Credit Facility, the principal amount is not available for re-borrowing.

The Term Loan is evidenced by a Convertible Term Note (the “Term Note”) issued by the Company on the Closing Date, and payable to ComVest in the principal amount of $5,000,000. The Term Note bears interest at a rate of eleven percent (11%) per annum, except that during the continuance of any event of default, the interest rate will be increased to sixteen percent (16%).

The Term Note is repayable in 23 equal monthly installments of $208,333.33, payable on first day of each calendar month commencing January 1, 2009, through November 1, 2010, with the balance due on November 30, 2010.

The Company has the option to prepay the principal balance of the Term Note in whole or in part, at any time, upon 15 days’ prior written notice. The Company will be required to prepay the Term Loan in whole or part under certain circumstances. In the event that the Company prepays all or a portion of the Term Loan, the Company will ordinarily pay a prepayment premium in an amount equal to (i) three percent (3%) of the principal amount being prepaid if such prepayment is made or is required to be made on or prior to the second anniversary of the Closing Date, and (ii) one percent (1%) of the principal amount being prepaid if such prepayment is made or is required to be made subsequent to the second anniversary of the Closing Date.

The principal and interest payable on the Term Note is convertible into shares of the Company’s common stock at the option of ComVest, at an initial conversion price of $1.50 per share. In addition, the Company may require conversion of the principal and interest under certain circumstances.

The number of shares issuable upon conversion of the Term Note (the “Conversion Shares”), and/or the conversion price, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of Conversion Shares, and/or the conversion price may be adjusted in the event of certain sales or issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Term Note is outstanding, at an effective price per share which is less than the then-effective conversion price of the Term Note.

The Company incurred a closing fee of $100,000 in connection with the Term Loan. In connection with the Credit Facility, the Company has agreed to pay an annual commitment fee of $15,000, on December 1 of each year, commencing December 1, 2008, and on any termination date (pro-rated, if applicable), that the Credit Facility is in effect, as well as a collateral monitoring and administrative fee of $1,500 per month.

The expenses of this financing were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were split between Debt Issuance costs and Debt Discount. The Debt Issuance costs of $478,000 are being amortized and charged to interest expense over the term of the loan using the effective interest method. Debt Discount fees of $162,000 are recorded in the Balance Sheet as a reduction in the carrying value of the debt, are being amortized and charged to interest expense over the term of the loan using the effective interest method.

Amortization of debt discount cost was $11,000 and amortization of debt issuane cost charges was $5,000 for the quarter ended December 31, 2007.

Warrants. In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s Common Stock, exercisable after the Closing Date and expiring December 31, 2013: a) Warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.3125 per share; b) Warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.39 per share; and c) Warrant to purchase 2,083,333 shares of common stock at an exercise price of $0.3625 per share; (each, a “Warrant”) (the 5,083,333 shares collectively issuable upon exercise of the Warrants are referred to herein as the “Warrant Shares”).   The relative fair value of the Warrants is $868,000 using a Black Scholes valuation model and also contain a cashless exercise feature. The value of the warrants is included in Debt Discount, is recorded in the Balance Sheet as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method.

The number of shares issuable upon exercise of the Warrants, and/or the applicable exercise prices, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of shares issuable upon exercise of the Warrants, and/or the applicable exercise prices may be adjusted in the event of certain issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Warrants are outstanding, at an affective price per share which is less than the then-effective exercise prices of the Warrants.

The Company has also granted certain registration rights and piggyback registration rights to the holder(s) of the securities underlying the Term Note and Warrants.

The Company also issued warrants to purchase 250,000 shares of common stock as compensation for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $43,000 using a Black Sholes valuation model and are included in debt issuance cost.

Homann Note

The Company issued an unsecured note payable to Homann Tire LTD (“Homann”) in the amount of $125,000 due April 29, 2009 (see Note 9). The terms of the note include interest only payments of $833 per month, bearing interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 is payable in April 2009, and the Company expects to be able to repay this from free cash flow at that time. Interest on the note payable is payable in monthly installments of $833.

McKenna Note

The Company issued an unsecured note payable to Mr. A. McKenna in the amount of $825,000, due July 2009, with interest at 8% per annum, in 24 monthly installments of $37,313 including interest (see Note 9). The Company expects to satisfy this obligation from free cash flow. The principal outstanding as of December 31, 2007 was $664,000.

NOTE 6.  SEGMENT INFORMATION

As a result of the divestitures that occurred during the quarter ended December 31, 2007, the Company operates in one segment, the Automotive Parts Aftermarket Sales and Service industry.

NOTE 7.  STOCKHOLDERS’ EQUITY

Common Stock

On July 5, 2007, the Company issued 5,208,337 shares of common stock and an equivalent number of warrants with strike price of $1.00 to investors in connection with a private placement of common stock and warrants to purchase common stock. The net proceeds from this fundraising amounted to $2,037,000.

On August 1, 2007 the Company issued 1,718,750 shares of Common Stock to Mr. A. McKenna in partial settlement of the outstanding litigation costs (see Note 9). These shares were valued at the issue price of the private placement on the date of the transaction of $0.48 per share, which reduced the amount due to Mr. McKenna by a total of $825,000. In November 2007, the Company amended the settlement agreement and issued 1,718,750 warrants to purchase common stock for $0.48 per share. The warrants were issued to replace the common stock included in the settlement agreement. The fair value of the shares received was $275,000 and the warrants were valued at $152,000 using a Black Scholes valuation model. The Company realized a reduction in litigation settlement expenses of $123,000.

Warrants

During the six month ended December 31, 2007, the Company issued the following warrants:

Issuance of warrants in connection with the ComVest debt (see Note 5):
ComVest	5,083,333
Other	250,000
5,333,333
Issuance of warrants to a service provider (valued at $27,000)	155,549
Issuance of warrants in McKenna modification (see above)	1,718,750
Issuance of warrants in private placement (see above)	5,208,337
Total issued	12,415,969

NOTE 8.  DISCONTINUED OPERATIONS

The net assets of MMI on October 30, 2007 consisted of the following:

Cash	$157
Accounts receivable	439
Inventory	6
Other	27
Current Assets	629
Property and equipment	156
Other long term assets	219
Goodwill	723
Intangible asset	2,242
Total Assets	3,969
Liabilities Assumed	(1,739)
Net assets divested	2,230
Proceeds	0
Loss on Disposal	$2,230

The net assets of EXP on November 12, 2007 consisted of the following:

Accounts receivable	$1,050
Investments in available-for-sale securities	369
Current Assets	1,419
Goodwill	1,640
Total Assets	3,059
Liabilities Assumed	(1,405)
Net Assets divested	1,654
Proceeds - value of shares and receivable (see Note 3)	4,041
Gain on Disposal	$2,387

Included in discontinued operations of the Company are the following results of EXP, including MMI:

	For the Period July 1, 2007 until the Date of sale	Six Months Ended December 31, 2006
Revenue	$1,670	$3,087
Cost of sales and operating expenses	1,656	2,750
Income from operations	14	337
Income taxes	0	0
Net income	$14	$337

	For the Period October 1, 2007 until the Date of sale	Three Months Ended December 31, 2006
Revenue	$410	$1,533
Cost of sales and operating expenses	433	1,483
Income from operations	(23)	50
Income taxes	0	0
Net income	$(23)	$50

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

(1)
On August 1, 2007 the Company and Mr. McKenna entered into an agreement all outstanding actions by Mr. McKenna against the Company and its subsidiaries related to the initial action against CarParts Technologies, Inc., which is now known as ASNA. The agreement provided that the Company would pay Mr. McKenna $2,000,000 in cash, $825,000 on a promissory note with an interest rate of 8% amortized in equal payments over a 24-month period, and in addition would issue Mr. McKenna 1,718,750 shares of Common Stock of the Company, which represented an aggregate number of shares of common stock of the Company that the parties determined fairly represented $825,000 (assuming a price of $0.48 per share of common stock, the closing price of the Company’s common stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of common stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company finalized its agreement with McKenna on September 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The shares were issued in fiscal 2008 (see Note 7). This settlement was amended during the quarter ended December 31, 2007 (see Note 7).

Additionally, the Company entered into a settlement agreement with Mr. Arthur Blumenthal, a former shareholder of Anderson BDG, Inc. Mr. Blumenthal’s lawsuit against the Company emanated from an agreement Mr. Blumenthal had with a subsidiary of the company, ASNA (f/k/a CarParts Technologies, Inc.) for the purchase of Anderson BDG, that not been settled although it was past due. The Company renegotiated the agreement with Mr. Blumenthal, the terms of which required the Company to make a payment of $50,000 cash and the issuance to Mr. Blumenthal and registration of 300,000 shares of the Company’s common stock, which were issued in fiscal 2007 and valued at $0.48 per share, (the closing price of the Company’s common stock on the date of settlement) or $144,000. The Company subsequently completely settled the lawsuit with Mr. Blumenthal and repaid his notes in fiscal 2008.

(2)
Homann Tire LTD (“Homann”) filed a complaint against the Company’s subsidiary ASNA (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company’s obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002.

The Company started to implement the system but full installation was never completed and Homann moved to another system 6 months later. During depositions pursuant to this case, the Company successfully negotiated an agreement with Homann on March 29, 2007. The terms of the agreement provide for a settlement payment to Homann of $150,000 bearing interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 is payable in April 2009, and the Company expects to be able to repay this from free cash flow at that time. Interest on the note payable is payable in equal monthly installments of $833 (see Note 5).

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

Share Exchange

On June 29, 2007, the Company granted to a holder of 2,124,098 shares of ADNW preferred stock, which is convertible into 7,231,622 shares of common stock of ADNW (representing approximately 10% of the fully diluted shares of ADNW), certain exchange rights. The preferred shareholder agreed to waive anti-dilution rights it held in ADNW for the right to exchange the preferred shares for 6,402,999 units of the Company. The units have the same terms as the equity offering sold in July 2007 (see Note 7) - one share of Company’s common stock, and a five-year warrant to purchase one share of Company’s common stock exercisable at $1.00. The Company has received notice that the preferred shareholder intends to complete the exchange. As of February 14, 2008, no shares have been issued under this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements contained in this Quarterly Report on Form 10-QSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,as amended, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis or Plan of Operation in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2007 and our other filings with the SEC.

Overview

We develop and market business and supply chain management software solutions to small and medium-sized firms in the automotive aftermarket in the US and UK, as well as automotive dealer management systems in the UK. We have two wholly owned subsidiaries, which operate separately: MAM Software Limited (“MAM”) in the U.K. and Aftersoft Network N.A., Inc (“ASNA”) in the U.S.  MAM and ASNA offer products and services to meet the needs of businesses that manage large and diverse inventories amid complex supply chains and distribution environments, all of which require specialized and sophisticated software services to operate efficiently.

The automotive aftermarket in the U.S. as a whole (servicing, parts, oil, tires, add-ons, etc), according to the Automotive Aftermarket Industry Association (“AAIA”) Aftermarket fact book 2006/2007, had the potential to be $160 billion market opportunity. According to a UK government Department of Trade and Industry, report in 2004, the equivalent UK market was estimated to be $27 billion.

We have recently raised capital through equity and debt financing and the sale of our DCS investment, which we have used in part to settle an outstanding legal judgment and repay outstanding notes. Management believes that the raising of this additional capital will allow us to benefit from an investment in people and product. Nevertheless, if we are not able to pay down our remaining notes and accounts payable, we will suffer and may not have sufficient capital to continue with our present operations.

For the three months ended December 31, 2007, our revenues from continuing operations remained similar as those from the previous fiscal year at $5,645,000, compared with revenues of $5,670,000 in the three months ended December 31, 2007. However for the six months ended December 31, 2007 our revenues from continuing operations increased by $891,000, or 8%, to $11,000,000, compared with revenues of $10,109,000 in the six months ended December 31, 2006. Gross profit for the three months and six months ended December 31, 2007 was $3,137,000 and $5,833,000, a 1% increase compared to the three month period, and a 13% increase compared to the six month period, ended December 31, 2006. We also experienced a large increase in operating expenses within this three-month period as compared to the same period in the last fiscal year. This was due to our recognition of the full corporate costs and charges related to finalizing our debt financing.

MAM is the largest provider of software to the automotive aftermarket in the UK. MAM specializes in fully integrated business management solutions for the motor factoring (jobber), retailing, and wholesale distribution sectors. MAM also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry.

ASNA develops open business automation and distribution channel eCommerce systems for the automotive aftermarket supply chain in the U.S. and Canada. More than 3,000 leading aftermarket outlets in the U.S. use these systems, including tier one manufacturers, program groups, warehouse distributors, tire and service chains and independent installers. ASNA is comprised of three subsidiaries: AFS Warehouse Distribution Management, Inc., AFS Autoservice, Inc. and AFS Tire Management, Inc. (f/k/a CarParts Technologies, Inc.).

EXP, a former subsidiary, was sold in the period ended December 31, 2007 (see Note 8).

Critical Accounting Policies

There were no changes to those policies disclosed in Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Results of Operations

Our results of operations for the three months and six months ended December 31, 2007 compared with the three months and six months ended December 31, 2006 (restated) were as follows:

Revenues. Revenues of $5,645,000 and $11,000,000 for the three month and six months ended December 31, 2007, respectively, compared with $5,670,000 and $10,109,000 for the three month and six months ended December 31, 2006, respectively, were below our expectations. However, we did recognize an increase in revenues of $891,000, or 8%, during this fiscal period, which was due to the increase in our U.K. operations of its sales of data services and support. While our U.S. operation saw its revenues dip slightly when compared to the previous fiscal year, this is in part due to the completion of a large project in this period in the previous fiscal year. Our present funding from ongoing sales and revenue will continue to sustain us through the coming year in line with projections while allowing us to expand into the US.. marketplace.

Cost of Revenues. Total cost of revenues for the three month and six months ended December 31, 2007, were $2,508,000 and $5,167,000, respectively, compared with $2,561,000 and $4,935,000 for the same periods of December 31, 2006, respectively. This was consistent with the increase in revenues, but shows that on-going efforts of management to control costs as revenues increase is proving effective.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

(In thousands)	For the Three Months Ended December 31,
	2007	2006	Variance $	Variance %

Research and development	$766,000	$671,000	$95,000	14.2%
Sales and marketing	661,000	447,000	214,000	47.9%
General and administrative	2,254,000	687,000	1,567,000	228.1%
Depreciation and amortization	327,000	392,000	(65,000)	-16.6%
Total Operating Expenses	$4,008,000	$2,197,000	$1,811,000	82.4%

(In thousands)	For the Six Months Ended December 31,
	2007	2006	Variance $	Variance %

Research and development	$1,458,000	$1,346,000	$112,000	8.3%
Sales and marketing	1,189,000	909,000	280,000	30.8%
General and administrative	3,564,000	1,096,000	2,468,000	225.2%
Depreciation and amortization	682,000	757,000	(75,000)	-9.9%
Total Operating Expenses	$6,893,000	$4,108,000	$2,785,000	67.8%

Operating expenses increased by $1,811,000 for the three months ended December 31, 2007, compared with the three months ended December 31, 2006, and increased by $2,785,000 for the six months ended December 31, 2007 compared with the six months ended December 31, 2006. This is due to the following:

•
Research and Development Expenses. Research and Development expenses increased by 14.2% and 8.3% for the three and six months ended December 31, 2007, respectively, when compared with the same period in the previous fiscal year. This was due an increase in the number of personnel working on development projects and a reduction in the capitalization of development work being undertaken in the U.K.

•
Sales and Marketing Expenses. Sales and Marketing expenses increased by $214,000 during the three months ended December 31, 2007 as compared with the same period in 2006, and increased by $280,000 for the six months ended December 31, 2007 compared with the six months ended December 31, 2006. This increase is due to the appointment of additional sales personnel within the U.S. operation during the three months ended December 31, 2007 and the subsequent fiscal quarter when compared with the pervious fiscal year. The U.K. operation also appointed additional resource within its marketing department and has seen advertising costs increase, when compared with the previous fiscal year. Both U.S. and U.K. operations saw an increase in Sales and Marketing costs related to trade shows within the six months to December 31, 2007, as they have both increased the size of stands and range of shows attended.

•
General and Administrative Expenses. General and Administrative expenses increased by $1,567,000 and $2,468,000 for the three months and six months ended December 31, 2007 as compared with the same periods in 2006. $1,031,000 or 66% of this increase in costs was due to our incurring extraordinary and non-recurring costs from our parent ADNW for unpaid taxes and for services provided to enable us to comply with our regulatory requirements, and extraordinary and non-recurring costs we incurred associated with the debt fund raise. The remaining increase in costs, 34% or $533,000 was due to our recognition of head office and corporate costs that ADNW had expensed in the same fiscal period of 2006. The remaining $219,000 or 14% of the increase was attributable to an increase in costs within the U.S. and U.K. operating companies.

•
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased during this period, which is primarily due to the U.K. operation having fully amortized capital development projects when compared to the same period of the previous fiscal year.

•
Interest Expense. Interest expense increased by $14,000 and $10,000 for the three months and six months ended December 31, 2007, respectively. This increase was a result of the increase in interest rates in 2007 over 2006.

Other Income. Other income includes $76,000 from the net settlement of litigation for the three months ended December 31, 2007, and during the six months ended December 31, 2007, includes the $76,000 related to the net settlement of litigation and $1,312,000 from the sale of non-marketable securities.

Income Taxes. Income taxes increased by $126,000 and $203,000 for the three and six months to December 31, 2007 and 2006, respectively, due primarily to increased profitability of the U.K. operation within this period.

Net Income (Loss). As a result of the above, the Company realized a net loss of $1,073,000 for the three month period ended December 31, 2007, compared with net income of $774,000 for the three month period ended December 31, 2006, and realized a net loss of $143,000 for the six months ended December 31, 2007, compared with a net income of $1,308,000 for the six months ended December 31, 2006. However, if the extraordinary and non-recurring General and Administrative costs were not included in the three and six month periods, the Company would have realized a net income $42,000 and $888,000 for the three and six month periods ended December 31, 2007, respectively.

Discontinued Operations. The (loss) from discontinued operations was ($23,000) versus earnings from discontinued operations of $50,000 for the three months ended December 31, 2007 and 2006, respectively, and earnings of $14,000 and $337,000 for the six months ended December 31, 2007 and 2006, respectively. Loss on the sale of discontinued operations was $26,000 for the three months and six months ended December 31, 2007.
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

Summary

We expect to see continued growth from both the US and UK operations over the remaining six months of fiscal 2008, with strong growth in revenues and operating income from the US operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursing those at this time. We would also expect to see increases in revenue over the next two quarters, specifically related to additional products that have been developed by the US operation being fully released to customers.

We intend to continue to work at maximizing customer retention by supplying and developing products that streamline and simplify customer operations, thereby increasing their profit margin. By supporting our customers’ recurring revenues, we expect to continue to build our own revenue stream. We believe that we can continue to grow our customer base through additional sales personnel, targeted media and marketing campaigns and products that completely fit clients’ requirements. We also intend to service existing clients to higher levels and increasingly partner with them so that together we’ll both achieve our goals.

While we believe our present revenues will support our current business going forward, and the recent successful closing of debt funding will enable us to capitalize on the opportunities presented to us. The capital raised will enable us to settle our outstanding liabilities associated with the U.S. operation while leaving sufficient capital for us complete our growth plans. These plans still require us to hire an additional number of sales staff, to expand within the U.S. market, to target new vertical markets effectively and to support expanded operations overall.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new vertical markets with our Trader product in addition to introducing new products. Also the strengthening of our financial position will enable us to demonstrate to potential customers our long term future. Taken together, we anticipate these plans will return value to our shareholders.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective during the quarter ended December 31, 2007 because the Company lacked the in-house expertise to account for complex restatements of certain equity transactions, as well as accounting for certain advances in respect of discontinued operations.

Consistent with SEC requirements, the Company’s policy is to have its auditors perform a quarterly review of the financial statements prior to their review by the Company’s audit committee and subsequent filing with the SEC. During these reviews of the draft of the second quarter 10-QSB, the Company’s auditors identified certain entries made by the Company’s Chief Financial Officer in respect of the aforementioned matters as being materially incorrect and advised the Company of the need to make certain adjustments in order for the Company’s financial statements fairly to present the Company’s financial statements at December 31, 2007. The Company agreed with these recommendations and made the appropriate adjustments. As a result, all financials statements presented in this report fairly and accurately present the Company’s financial statements, and no restatements or amended filings for any prior period are necessary.

Since the need for the aforementioned adjustments was identified by the Company’s auditors and not senior management, the Company’s auditors determined that this constituted a material weakness in the Company’s controls and procedures. Subsequent to December 31, 2007, the Company’s Chief Financial Office is in the process of obtaining additional training and has identified additional resources to assist him in the accounting of such complex transactions.

As a result, management has taken steps to ensure that the material weakness did not lead to a material missed or incomplete disclosure in the financial statements included herein, including implementation of additional review procedures specifically designed to ensure all necessary disclosures were provided.

Based on the aforementioned additional procedures, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-QSB for the period ended December 31, 2007, fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

As a result, management has taken steps to ensure that the material weakness did not lead to a material missed or incomplete disclosure in the financial statements included herein, including implementation of additional review procedures specifically designed to ensure all necessary disclosures were provided.

Based on the aforementioned additional procedures, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-QSB for the period ended December 31, 2007, fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s second fiscal quarter of the fiscal year ended June 30, 2008 covered by this Quarterly Report on Form 10-QSB, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities by the Company that were not previously disclosed on a Current Report on Form 8-K filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the second quarter of the Company’s fiscal year ended June 30, 2008.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1*	Revolving Credit and Term Loan Agreement dated as of December 21, 2007, by and between ComVest Capital LLC, as Lender, and Aftersoft Group, Inc., as Borrower.

10.2*	Revolving Credit Note, dated December 21, 2007 in the principal amount of $1,000,000.

10.3*	Convertible Term Note, dated December 21, 2007 in the principal amount of $5,000,000.

10.4*
Collateral Agreement dated as of December 21, 2007 by and among Aftersoft Group, Inc., Aftersoft Network, N.A. Inc., MAM Software Ltd., Aftersoft Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., and ComVest Capital LLC.

10.5*
Guaranty Agreement dated December 21, 2007 by Aftersoft Network, N.A. Inc., MAM Software Ltd., Aftersoft Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., in favor of ComVest Capital LLC.

10.6*	Form of Validity Guaranty.

10.7*	Warrant, dated as of December 21, 2007, to Purchase 1,000,000 Shares of Common Stock of Aftersoft Group, Inc.

10.8*	Warrant, dated as of December 21, 2007, to Purchase 2,000,000 Shares of Common Stock of Aftersoft Group, Inc.

10.9*	Warrant, dated as of December 21, 2007, to Purchase 2,083,333 Shares of Common Stock of Aftersoft Group, Inc.

10.10*	Registration Rights Agreement dated as of December 21, 2007 by Aftersoft Group, Inc. for the benefit of the holders.

10.11**	Share Sale Agreement, dated November 12, 2007, between EU Web Services, Ltd., as Purchaser, Aftersoft Group, Inc., as Vendor, and EXP Dealer Software Ltd.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aftersoft Group, Inc.

Date : February 19, 2008	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Date : February 19, 2008	By:	/s/ Charles Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Revolving Credit and Term Loan Agreement dated as of December 21, 2007, by and between ComVest Capital LLC, as Lender, and Aftersoft Group, Inc., as Borrower.

10.2*	Revolving Credit Note, dated December 21, 2007 in the principal amount of $1,000,000.

10.3*	Convertible Term Note, dated December 21, 2007 in the principal amount of $5,000,000.

10.4*
Collateral Agreement dated as of December 21, 2007 by and among Aftersoft Group, Inc., Aftersoft Network, N.A. Inc., MAM Software Ltd., Aftersoft Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., and ComVest Capital LLC.

10.5*
Guaranty Agreement dated December 21, 2007 by Aftersoft Network, N.A. Inc., MAM Software Ltd., Aftersoft Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., in favor of ComVest Capital LLC.

10.6*	Form of Validity Guaranty.

10.7*	Warrant, dated as of December 21, 2007, to Purchase 1,000,000 Shares of Common Stock of Aftersoft Group, Inc.

10.8*	Warrant, dated as of December 21, 2007, to Purchase 2,000,000 Shares of Common Stock of Aftersoft Group, Inc.

10.9*	Warrant, dated as of December 21, 2007, to Purchase 2,083,333 Shares of Common Stock of Aftersoft Group, Inc.

10.10*	Registration Rights Agreement dated as of December 21, 2007 by Aftersoft Group, Inc. for the benefit of the holders.

10.11**	Share Sale Agreement, dated November 12, 2007, between EU Web Services, Ltd., as Purchaser, Aftersoft Group, Inc., as Vendor, and EXP Dealer Software Ltd.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.