Form 10QSB/A
period 2007-03-31
Aftersoft Group
filed 2008-02-29
CIK 832488

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

Explanatory Note

This Form 10-QSB/A of Aftersoft Group, Inc. (the “Company”) constitutes Amendment No. 2 (the “Amendment”) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, originally filed with the Securities and Exchange Commission on May 15, 2007 (the “Original Report”) and amended on May 25, 2007.

The purposes of this Amendment are to:

1.
Amend Item 1 of Part 1 (Financial Statements) to restate retroactively to July 1, 2005, the assets, liabilities and operations of EXP Dealer Software Limited (“EXP”) and Dealer Software and Services Limited (“DSS”) which were acquired from Auto Data Network, Inc., (“ADNW”) on August 25, 2006 and February 1, 2007, respectively, as if EXP and DSS were part of the Company for all periods presented. The accounts are being retroactively restated to July 1, 2005 as EXP and DSS are considered entities under common control;

2.	Correct the accounting for foreign currency translations;

3.	Correct the accounts for the EXP audit adjustments discovered during EXP’s 8-K audit filed in February 2007;

4.	Amend Item 2 of Part 1 (Management’s Discussion and Analysis or Plan of Operation) to correct for the above restatements; and

5.	Amend Item 3 of Part 1 (Controls and Procedures) as a result of the restatements.

Other than these changes, the addition of Note 7 (Segment Information) and Note 8 (Subsequent Events), and the correction of minor typographical and grammatical errors, the remainder of the document is unchanged from the original filing.

This Amendment has been signed as of a current date, and also includes as exhibits currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Except for Note 8 to the Financial Statements (Subsequent Events), this Amendment does not reflect events occurring after the Original Report. Except for the foregoing amended or added information, this Amendment continues to speak as of the date of filing of the Original Report and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date. For the convenience of the reader, this Amendment sets forth the Original Report in its entirety as amended.

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

AFTERSOFT GROUP, INC
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

(RESTATED — See Note 5)

March 31, 2007
ASSETS
CURRENT ASSETS
Cash	$780
Accounts receivable, net of allowance of $286	5,396
Note receivable	500
Inventories	545
Amount due from parent company	95
Other	477
Total Current Assets	7,793
Property and equipment, net	341
Investment in nonmarketable securities	688
OTHER ASSETS
Goodwill	25,267
Amortizable intangible assets, net	7,748
Software development costs, net	1,265
Other long-term assets	28
Total Other Assets	34,308
TOTAL ASSETS	$43,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

(RESTATED — See Note 5)
March 31, 2007
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,756
Accrued expenses	1,819
Accrued legal expenses	1,728
Payroll and other taxes	900
Current portion of long-term debt	913
Current portion of deferred revenue	2,371
Taxes payable	933
Total Current Liabilities	11,420

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	681
Deferred income taxes	880
Long-term debt, net of current portion	130
Total Liabilities	13,111

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 79,821,167 shares issued and outstanding	8
Additional paid-in capital	25,564
Accumulated other comprehensive income	1,328
Retained earnings	3,119
Total Stockholders’ Equity	30,019
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share data)

	(RESTATED — See Note 5)
	For the Three Months Ended		For the Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Revenues	$7,343	$6,878	$20,545	$18,695
Cost of revenues	2,878	2,733	8,276	8,073
Gross profit	4,465	4,145	12,269	10,622

Operating expenses
Research and development	836	932	2,576	2,723
Sales and marketing	566	509	1,744	1,649
General and administrative	1,536	1,414	3,841	4,142
Depreciation and amortization	475	550	1 ,473	1,310
Total operating expenses	3,413	3,405	9,634	9,824

Operating income	1,052	740	2,635	798

Other income (expense)
Interest expense, net	(26)	(36)	(88)	(106)
Gain on extinguishment of liability	-	-	487	-
Gain (loss) on sale of property and equipment	-	4	(4)	308
Other, net	3	2	19	20
Total other income (expense)	(23)	(30)	414	222

Income before income taxes	1,029	710	3,049	1,020

Provision for income taxes	427	213	802	492
Net income	602	497	2,247	528

Foreign currency translation gain (loss)	47	3	1,704	(190)
Total comprehensive income	$649	$500	$3,951	$338

Earnings per share attributed to common stockholders - basic and diluted	$0.01	$0.01	$0.03	$0.01

Weighted average number of shares of common stock outstanding - basic and diluted	79,821,167	78,851,167	79,821,167	77,841,736

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	(RESTATED — See Note 5)
	For the Nine Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:

Net income	$2,247	$528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,473	1,310
Gain on extinguishment of liability	(487)	-
Loss (gain) on sale of property and equipment	4	(308)
Changes in operating assets and liabilities :
Accounts receivable	(929)	(685)
Inventories	(282)	147
Prepaid expenses and other assets	89	13
Accounts payable	884	(76)
Net (advances to) repayments from parent company relating to operating activities	(109)	(400)
Accrued expenses and other liabilities	(244)	263
Deferred revenue	(655)	(42)
Taxes payable	(55)	451
Net cash provided by operating activities	1,936	1,201

Cash flows from investing activities:
Purchase of property and equipment	(159)	(78)
Net advances from (repayment to) parent company relating to investing activities	(850)	818
Capitalized software development costs	(500)	(187)
Net cash provided by (used in) investing activities	(1,509)	553

Cash flows used in financing activities:
Payments on long-term debt	(15)	(999)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In Thousands)

	(RESTATED -- See Note 5)

	For the Nine Months Ended March 31, 2007	For the Nine Months Ended March 31, 2006
Net cash used in financing activities	(15)	(995)
Effect of exchange rate changes	(90)	(130)
Net increase in cash	322	625
Cash, beginning of period	458	258
Cash, end of period	$780	$883

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$88	$106
Income taxes	$646	$0
Non cash investing and financing activities during the period for:
Settlement of note receivable by offsetting amounts due to parent	$450	$510
Proceeds from sale of office equipment offset against amounts due to parent	$0	$308
Earn-out payments to third parties related to EXP paid by parent	$850	$0
Accrued legal expenses converted to note payable	$150	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Periods Ended March 31, 2007 and 2006
(RESTATED — See Note 5)

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

The restated operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

NOTE 2. NATURE OF BUSINESS

Restatement of Previously Issued Financial Statements

The consolidated financial statements have been restated (see Note 5) to:

1.
Amend the Company’s consolidated financial statements to restate retroactively to July 1, 2005, the assets, liabilities and operations of EXP Dealer Software Limited (“EXP”) and Dealer Software and Services Limited (“DSS”) which were acquired from Auto Data Network, Inc. (“ADNW”) on August 25, 2006 and February 1, 2007, respectively, as if EXP and DSS were a part of the Company for all periods presented. The accounts are being restated to July 1, 2005 as EXP and DSS are considered entities under common control;

2.	Correct the accounting for foreign currency translations; and

3.	Correct the EXP accounts for the adjustments discovered during EXP’s 8-K audit filed in February 2007.

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of ADNW, which owns approximately 89.25% of the Company’s outstanding common stock.

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

On February 1, 2007, the company acquired 100% of the issued and outstanding shares of DSS from ADNW in exchange for issuing 16,750,000 shares of Common Stock. Since the acquisition is with the Company’s majority shareholder, the net assets acquired are recorded at the amounts reflected in ADNW’s consolidated financial statements as of July 1, 2005 and all historical financial statements for all periods presented have been retroactively restated as though the transaction had occurred on July 1, 2005 (see Note 5).

The net assets of DSS at July 1, 2005 consisted of the following:

Investment in non-marketable securities	$688,000

Net assets recorded to stockholders equity	$688,000

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

Geographic Concentrations (Restated)

The Company conducts business in the United States, Canada, United Kingdom (“UK”) and the rest of Europe. From customers headquartered in their respective countries, the Company derived 1% of its revenues from Canada, 16% of its revenues from the United States, and 83% from its UK operations during the quarter ended March 31, 2007 compared to 1% from Canada, 24% from the United States and 75% from the UK for the quarter ended March 31, 2006. For the nine months ended March 31, 2007, the Company derived 1% of its revenues from Canada, 19% of its revenues from the United States, 78% from its UK operations and 2% of its revenues from the rest of Europe, compared to 1% from Canada, 26% from the United States and 73% from the UK for the nine months ended March 31, 2006. As of March 31, 2006, the Company maintains 90% of its net property and equipment in the UK with the remaining 10% in North America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company's management include, but are not limited to, the collectability of receivables, realizability of inventories, and the recoverability of long-lived assets and valuation of deferred tax assets. Actual results could materially differ from those estimates.

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

Investment in Non-Marketable Securities

Non-marketable securities consist of equity securities for which there are no quoted market prices. Such investments are initially recorded at their cost, subject to an impairment analysis. In the case of non-marketable securities acquired from the Company’s majority stockholder, the Company values the securities at the book value as recorded on the majority stockholder’s books. Such investments will be reduced if the Company received indications that a permanent decline in value has occurred. Any decline in value of non-marketable securities below cost that is considered to be “other that temporary” will be recorded as a reduction of the cost basis of the security and will be included in the consolidated statement of operations as an impairment loss.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation expense was $33,000 and $88,000 for the three months ended March 31, 2007 and 2006, respectively, and $125,000 and $256,000 for the nine months ended March 31, 2007 and 2006, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income (loss) of the Company. Amortization expense was $155,000 and $184,000 for the three months ended March 31, 2007 and 2006, respectively, and $490,000 and $223,000 for the nine months ended March 31, 2007 and 2006, respectively.

Amortizable Intangible Assets (Restated)

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense on amortizable intangible assets was $287,000 and $858,000 for the three and nine months ended March 31, 2007, respectively, and $278,000 and $831,000 for the three and nine months ended March 31, 2006, respectively.

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

Balance July 1, 2005	$22,061,000
Restatement for combination of entity under common control- EXP	635,000
Balance, July 1, 2005 and June 30, 2006 (as restated)	22,696,000
Earn-out payment related to EXP acquisition	1,300,000
Effect of exchange rate changes	1,271,000
Balance March 31, 2007	$25,267,000

Factoring Agreement

A subsidiary of the Company has a factoring agreement under which it can borrow up to 75 percent of its outstanding accounts receivable balance, excluding invoices for maintenance and support, under a line of credit as per the open ended contract. The line bears interest at 2.25% above the UK base rate. Funds collected in excess of borrowings are included in other current assets and amounts borrowed in excess of funds collected by the factoring company are included in other current liabilities in the accompanying consolidated balance sheet. As of March 31, 2007, $342,000 was collected in excess of borrowings and is included in other current assets in the accompanying consolidated balance sheet.

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

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Accordingly, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectability is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In accordance with SOP No. 98-9, the Company accounts for delivered elements in accordance with the residual method when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

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

Gain on Extinguishment of Liability (Restated)

The Company realized $487,000 of income from the extinguishment of sales tax liabilities due to the expiration of the statue of limitations related to such liabilities. The balance represents the portion of potential liabilities that were never paid.

Foreign Currency (Restated)

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiary are translated into U.S. dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders' equity (deficit), which totaled approximately $47,000 and $3,000 for the three months ended March 31, 2007 and 2006, respectively, and $1,704,000 and ($190,000) for the nine months ended March 31, 2007 and 2006, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for the periods presented.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during the period from non-owner sources. For the three and nine months ended March 31, 2007 and 2006 the components of comprehensive income (loss) consist of foreign currency translation gains (losses).

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the quarter ended March 31:
	2007	2006

Numerator for basic and diluted income per share:
Net income available to common stockholders	$602,000	$497,000

Denominator for basic and diluted income per common share:
Weighted average number of shares of common stock outstanding	79,821,167	78,851,167

Net income per common share available to common stockholders	$0.01	$0.01

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the nine months ended March 31:

	2007	2006

Numerator for basic and diluted income per share:
Net income available to common stockholders	$2,247,000	$528,000

Denominator for basic and diluted income per common share:
Weighted average number of shares of common stock outstanding	79,821,167	77,841,736

Net income per common share available to common stockholders	$0.03	$0.01

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

NOTE 4. TRANSACTIONS WITH PARENT COMPANY (RESTATED)

From time to time payments are made between ADNW and its subsidiaries. As of March 31, 2007, the balance due from ADNW was $95,000, which is non-interest bearing and due on demand.

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

As discussed in Note 2, on February 1, 2007, the Company acquired DSS. Since the acquisition is with the Company’s majority shareholder, the net assets acquired are recorded at the amounts reflected in ADNW’s consolidated financial statements as of July 1, 2005 and all historical financial statements for all periods presented have been retroactively restated as though the transaction had occurred on July 1, 2005.

The following tables summarize the balances of EXP and DSS that have been combined with the results of the Company for the periods presented herein. In addition, the Company corrected foreign currency translation adjustments for fiscal 2007 and various audit adjustments from EXP’s 8-K audit that was filed in February 2007.

AFTERSOFT GROUP, INC.
RESTATED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share and per share data)

	Aftersoft Group, Inc. March 31, 2007	Restatement Adjustments	Aftersoft Group, Inc. March 31, 2007
	As previously filed		Restated
ASSETS

Current assets:
Cash	$780	$-	$780
Accounts receivable, net of allowance of $286	5,396	-	5,396
Note receivable	500	-	500
Inventories	545	-	545
Amount due from parent company	100	(5)	95
Other	670	(193)	477
Total current assets	7,991	(198)	7,793

Property and equipment, net	341	-	341
Investment in non-marketable securities	688	-	688
Other assets:
Goodwill	24,266	1,001	25,267
Amortizable intangible assets, net	7,225	523	7,748
Software development costs, net	1,265	-	1,265
Other long-term assets	28	-	28
Total other assets	32,784	1,524	34,308

	$41,804	$1,326	$43,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,756	$-	$2,756
Accrued expenses	1,857	(38)	1,819
Accrual legal expenses	1,728	-	1,728
Payroll and other taxes	900	-	900
Current portion of long-term debt	913	-	913
Current portion of deferred revenue	2,371	-	2,371
Taxes payable	786	147	933
Total current liabilities	11,311	(109)	11,420

Long-term liabilities:
Deferred revenue, net of current portion	681	-	681
Deferred income taxes	880	-	880
Long-term debt, net of current portion	130	-	130
Total liabilities	13,002	(109)	13,111

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001 per share;
10,000,000 shares authorized; none issued
and outstanding	-	-	-
Common stock, par value $0.0001 per share;
200,000,000 shares authorized; 79,821,167
shares issued and outstanding	8	-	8
Additional paid-in capital	25,215	349	25,564
Accumulated other comprehensive (loss) income	(233)	1,561	1,328
Retained earnings (accumulated deficit)	3,812	(693)	3,119
Total stockholders’ equity	28,802	1,217	30,019

	$41,804	$1,326	$43,130

Aftersoft Group, Inc.
Restated Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Three Months Ended March 31, 2007			Nine Months Ended March 31, 2007
	As previously filed Aftersoft Group, Inc.	Restatement Adjustments	Restated Aftersoft Group, Inc.	As previously filed Aftersoft Group, Inc.	Restatement Adjustments	Restated Aftersoft Group, Inc.

Revenues	$7,343	$-	$7,343	$19,982	$563	$20,545
Cost of revenues	2,878	-	2,878	8,195	81	8,276
Gross profit	4,465	-	4,465	11,787	482	12,269

Operating expenses
Research and development	827	9	836	2,455	121	2,576
Sales and marketing	585	(19)	566	1,696	48	1,744
General and administrative	1,409	127	1,536	3,262	579	3,841
Depreciation and amortization	465	10	475	1,380	93	1,473
Total operating expenses	3,286	127	3,413	8,793	841	9,634

Operating income	1,179	(127)	1,052	2,994	(359)	2,635

Other income (expense)
Interest expense, net	(25)	(1)	(26)	(82)	(6)	(88)
(Loss) on sale of property and equipment				(4)	-	(4)
Gain on extinguishment of liability	-	-	-	487	-	487
Other, net	(3)	6	3	11	8	19
Total other income (expense)	(28)	5	(23)	412	2	414

Income before income taxes	1,151	(122)	1,029	3,406	(357)	3,049

Provision for income taxes	396	31	427	774	28	802
Net income	755	(153)	602	2,632	(385)	2,247

Foreign currency translation gain	25	22	47	155	1,549	1,704
Total comprehensive income	$780	$(131)	$649	$2,787	$1,164	$3,951

Weighted average number of shares of common stock outstanding - basic and diluted	73,233,392	6,587,775	79,821,167	60,742,317	19,078,850	79,821,167

Earnings per share attributed to common stockholders - basic and diluted	$0.01		$0.01	$0.04		$0.03

Aftersoft Group, Inc.
Restated Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended March 31, 2007
	As previously filed Aftersoft Group, Inc.	Restatement Adjustments	Restated Aftersoft Group, Inc.
Cash flows from operating activities:
Net income	$2,632	$(385)	$2,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,380	93	1,473
Gain on extinguishment of liability	(487)	-	(487)
Loss on sale of property and equipment	4	-	4
Changes in operating assets and liabilities:
Trade accounts receivable	(1,496)	567	(929)
Inventories	(292)	10	(282)
Prepaid expenses and other assets	612	(523)	89
Accounts payable	850	34	884
Net (advances to) repayments from parent company relating to operating activities	-	(109)	(109)
Taxes payable	(191)	136	55
Deferred revenue	(530)	(125)	(655)
Accrued expenses and other liabilities	(509)	265	(244)

Net cash provided by operating activities	1,973	(37)	1,936
Cash flows from investing activities:
Cash acquired	105	(105)	-
Cash earn-out payment	(1,300)	1,300	-
Purchase of property and equipment	(145)	(14)	(159)
Net (advances to) repayments from parent company relating to investing activities	-	(850)	(850)
Capitalized software development costs	(500)	-	(500)

Net cash used in investing activities	(1,840)	(331)	(1,509)

Cash flows from financing activities:
Proceeds from related parties	204	(204)	-
Payments on long-term debt	(15)	-	(15)
Payments on related party advances	(120)	120	-

Net cash provided by (used in) financing activities	69	(84)	(15)

Effect of exchange rate changes	155	(245)	(90)

Net increase in cash	357	(35)	322

Cash, beginning of period	423	35	458

Cash, end of period	$780	$-	$780

Aftersoft Group, Inc.
Restated Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Three Months Ended March 31, 2006			Nine Months Ended March 31, 2006
	As previously filed Aftersoft Group,Inc.	Restatement adjustments	Restated Aftersoft Group, Inc.	As previously filed Aftersoft Group, Inc.	Restatement adjustments	Restated Aftersoft Group, Inc.

Revenues	$5,766	$1,112	$6,878	$15,390	$3,305	$18,695
Cost of revenues	2,455	278	2,733	7,184	889	8,073
Gross profit	3,311	834	4,145	8,206	2,416	10,622

Operating expenses
Research and development	792	140	932	2,328	395	2,723
Sales and marketing	421	88	509	1,387	262	1,649
General and administrative	971	443	1,414	2,530	1,612	4,142
Depreciation and amortization	436	114	550	980	330	1,310
Total operating expenses	2,620	785	3,405	7,225	2,599	9,824

Operating income	691	49	740	981	(183)	798

Other income (expense)
Interest expense, net	(30)	(6)	(36)	(88)	(18)	(106)
Gain on sale of property and equipment	4	-	4	308	-	308
Other, net	2	-	2	20	-	20
Total other income (expense)	(24)	(6)	(30)	240	(18)	222

Income before income taxes	667	43	710	1,221	(201)	1,020

Provision for income taxes	165	48	213	350	142	492
Net income	502	(5)	497	871	(343)	528

Foreign currency translation gain (loss)	(32)	35	3	(89)	(101)	(190)
Total comprehensive income	$470	$30	$500	$782	$(444)	$338

Weighted average number of shares of common stock outstanding - basic and diluted	34,101,167	44,750,000	78,851,167	33,091,736	44,750,000	77,841,736
Earnings per share attributed to common stockholders - basic and diluted	$0.01		$0.01	$0.03		$0.01

Aftersoft Group, Inc.
Restated Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended March 31, 2006
	As previously filed Aftersoft Group, Inc.	Restatement adjustments	Restated Aftersoft Group, Inc
Cash flows from operating activities:
Net income	$871	$(343)	$528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	980	330	1,310
Gain on sale of property and equipment	(308)	-	(308)
Changes in operating assets and liabilities:
Accounts receivable	(496)	(189)	(685)
Inventories	137	10	147
Prepaid expenses and other assets	(59)	72	13
Accounts payable	(85)	9	(76)
Net (advances to) repayments from parent company relating to operating activities	-	(400)	(400)
Accrued expenses and other liabilities	264	(1)	263
Deferred revenue	(369)	327	(42)
Taxes payable	352	99	451
Net cash provided by operating activities	1,287	(86)	1,201

Cash flows from investing activities:
Purchase of property and equipment	(41)	(37)	(78)
Proceeds from the sale of property and equipment	308	(308)	-
Net (advances to) repayments from parent company relating investing activities	-	818	818
Capitalized software development costs	(187)	-	(187)
Net cash provided by investing activities	80	473	553

Cash flows from financing activities:
Proceeds from related party advances	327	(327)	-
Payments on long-term debt	(999)	-	(999)
Payments on related party advances	(218)	218	-
Net cash used in financing activities	(890)	(109)	(999)

Effect of exchange rate changes	(91)	(39)	(130)
Net increase in cash	386	239	625
Cash, beginning of period	194	64	258
Cash, end of period	$580	$303	$883

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

•	On-Line Service Business - consisting of the operations of Anka, which is an advertising and design business serving the automotive and technology sectors.

The “Unallocated and Other” category includes the results for Aftersoft Group, Inc., Aftersoft Group (UK) Limited and other unallocated items.
	Nine Months Ended
	March 31,	March 31,
(In Thousands)	2007	2006
	(Restated)	(Restated)
Revenue
Automotive Parts Aftermarket Sales and Service	$15,452	$15,390
Automotive Dealer Management Software	2,849	3,305
On-Line Service Business	2,244	-
Consolidated	20,545	18,6957

Operating income (loss)
Automotive Parts Aftermarket Sales and Service	$1,569	$981
Automotive Dealer Management Software	(369)	(183)
On-Line Service Business	1,435	-
Unallocated and Other	-	-
Consolidated	2,635	798

Depreciation and amortization
Automotive Parts Aftermarket Sales and Service	$1,105	$980
Automotive Dealer Management Software	368	330
On-Line Service Business	-	-
Unallocated and Other	-	-
Consolidated	1,473	1,310

Total assets
Automotive Parts Aftermarket Sales and Service	$33,523
Automotive Dealer Management Software	5,786
On-Line Service Business	1,5708
Unallocated and Other	2,251
Consolidated	$43,130

	Three Months Ended
	March 31,	March 31,
(In Thousands)	2007	2006
	(Restated)	(Restated)
Revenue
Automotive Parts Aftermarket Sales and Service	$5,337	$5,766
Automotive Dealer Management Software	1,000	1,112
On-Line Service Business	1,006	-
Consolidated	7,343	6,878

Operating income (loss)
Automotive Parts Aftermarket Sales and Service	$405	$691
Automotive Dealer Management Software	(146)	49
On-Line Service Business	793	-
Unallocated and Other	-	-
Consolidated	1,052	740

Depreciation and amortization
Automotive Parts Aftermarket Sales and Service	$350	$436
Automotive Dealer Management Software	125	114
On-Line Service Business	-	-
Unallocated and Other	-	-
Consolidated	475	550

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

Overview

Aftersoft Group, Inc. develops and markets business and supply chain management software solutions to small and medium-size firms in the automotive aftermarket in the U.S and UK. The Company aims to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service. Our customers include parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors. We are a large supplier to the U.S. market, which represents a $68 billion market opportunity with approximately 20,000 potential clients. We are the market leader in the UK market, which is an estimated $27 billion market opportunity with approximately 30 million vehicles in circulation according to a 2004 report by the UK Department of Trade and Industry.

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

EXP sells proprietary software and professional services to the dealership sector of the automotive market in the UK. EXP is comprised of two subsidiaries: MMI Automotive Limited, (”MMI Automotive”), which is based in Swindon, UK, provides software products and services to dealerships to help increase business efficiency and profitability within these low margin businesses. It presently serves clients such as Ford UK, Honda, Mitsubishi UK and Vauxhall (General Motors). Chester, UK-based Anka Design Limited (“Anka Design”) is a “below the line” advertising and design business serving the automotive and technology sectors and Dealer Software Services Limited which owns the Group’s holding in DCS Automation Holdings Limited.

Critical Accounting Policies

Other than as noted below, there were no changes in those policies disclosed in our June 30, 2006 10-KSB Filing.

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

Restatement

The consolidated financial statements have been restated (see Note 5) to:

1.
Amend the Company’s consolidated financial statements to restate retroactively to July 1, 2005, the assets, liabilities and operations of EXP and DSS which was acquired from Auto Data Network, Inc., (“ADNW”) on August 25, 2006 and February 1, 2007, respectively, as if EXP and DSS were a part of the Company for all periods presented. The accounts are being restated to July 1, 2005 as EXP and DSS were companies under common control;

2.	The correct the accounting for foreign currency translations; and

3.	To correct the EXP accounts for the adjustments discovered during EXP’s 8-K audit filed in February 2007.

Results of Operations

Revenues of $7,343,000 and $20,545,000 for the three and nine months ended March 31, 2007, respectively, compared with $6,878,000 and $18,695,000 for the three and nine months ended March 31, 2006, respectively, was in line with the Company expectations, with strong sales and revenues from the UK-based businesses and the U.S. businesses showing flat sales, but with revenue from maintenance and support services remaining steady. We expect that sales and revenue will continue to increase in both UK operations (MAM and EXP) over the coming quarter. We expect sales and revenues from the U.S. businesses to increase during the coming period as we continue to roll out our AutoPart product to existing and new clients and increased marketing presence raises awareness of AFS and its associated products and services. Our present funding from ongoing sales and revenue will continue to sustain the Company through the coming year in line with projections while allowing us to expand into the U.S. marketplace.

Cost of Revenues. Total cost of revenues for the three and nine months ended March 31, 2007, was $2,878,000 and $8,276,000, respectively, compared with $2,733,000 and $8,073,000 for the three and nine months ended March 31, 2006, respectively. This was consistent with the increase in revenues during the period. Margins have improved due to a change in the product mix, which includes less hardware costs, thereby generating better margins.

The total gross profit was $4,465,000 for the three months and $12,269,000 for the nine months to March 31, 2007, as compared with $4,145,000 and $10,622,000 for the same periods in 2006.

Operating Expenses. The following tables set forth, for the periods indicated, the Company's operating expenses and the variance thereof.

	For the Three Months Ended March 31,
	2007	2006	Variance $	Variance %

Research and development	$836,000	$932,000	$(96,000)	(10.3)%
Sales and marketing	566,000	509,000	57,000	11.2%
General and administrative	1,536,000	1,414,000	122,000	8.6%
Depreciation and amortization	475,000	550,000	(75,000)	(13.6)%
Total Operating Expenses	$3,413,000	$3,405,000	$8,000.002%

	For the Nine Months Ended March 31,
	2007	2006	Variance $	Variance %

Research and development	$2,576,000	$2,723,000	$(147,000)	(5.4)%
Sales and marketing	1,744,000	1,649,000	95,000	.5.8%
General and administrative	3,841,000	4,142,000	(301,000)	(7.3)%
Depreciation and amortization	1,473,000	1,310,000	163,000	(12.4)%
Total Operating Expenses	$9,634,000	$9,824,000	$(190,000)	(1.9)%

Operating expenses increased by $8,000 for the three months to March 31, 2007 compared with the three months ended March 31, 2006, and decreased by $190,000 for the nine months ended March 31, 2007 compared with the nine months ended March 31, 2006. This is due to the following:

•	A slight decrease in Research and Development Expenses during the periods due to reduced payroll expenses.

•	Increased Sales and Marketing Expenses, which was due to increased activities in the USA.

•
General and Administrative Expenses, which increased by $122,000 and decreased by $301,000 for the three months and nine months to March 31, 2007 and 2006, respectively. This was primarily due to a reduction in payroll and payroll related expenses during the first nine months of the year..

•
Depreciation and amortization increased $163,000 for the nine months ended March 31, 2007 because of increased software development costs and decreased $75,000 for the quarter due mainly to reduced depreciation expense costs.

Interest Expense. Interest expense decreased by $10,000 for the three months March 31, 2007 and decreased by $18,000 for the nine months ended March 31, 2007, as compared to the same periods in 2006. This decrease was a result of the reduced in interest rates in 2007 over 2006, and the reduced borrowings.

Other Income. The Company realized $487,000 of miscellaneous income for the nine months ended March 31, 2007, due to the release of a long-term liability relating to sales taxes which is no longer required.

For the nine months ended March 31, 2006, the Company realized $308,000 of net income from the sale of property and equipment. Other income for the three months ended March 31, 2007 and 2006 was $3,000 and $2,000, respectively.

Income Taxes. Income taxes increased by $310,000 for the nine months ended March 31, 2007 and increased $214,000 for the three months ended March 31, 2007 because of increased pre-tax earnings.

Net Income. As a result of the above, the Company realized net income amounting to $602,000 and $2,247,000 for the three and nine months ended March 31, 2007, respectively, compared with net income of $497,000 and $528,000 for the three and nine months ended March 31, 2006, respectively.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2007, which have already occurred in the quarter ended March 31, 2007. If internal revenues prove to be sufficient to support our growth plans, we may consider raising additional funds through debt or equity financing. There can be no assurance that such funding will be available on acceptable terms, in timely fashion or even available at all. Should new funds be delayed, we plan to reduce the burden on our current funding to a sustainable level and to tailor our development programs accordingly.

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

Because of the required restatements, the Company’s Chief Executive Officer and Chief Financial Officer have re-evaluated the Company’s disclosure controls and procedures, and have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatements and consolidation-level errors described above, the following material weaknesses were identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of March 31, 2007:

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

As a result, the Company filed Amendment No. 2 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006,filed Amendment No. 2 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006, and is filing this Amendment No. 2 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007. The Company further determined that these matters did not require any restatement in its fiscal 2006 annual or quarterly filings made with the SEC.

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

Notwithstanding the material weaknesses discussed above, the Company’s management has concluded that the consolidated financial statements included in this Amendment No. 2 to the Quarterly Report on Form 10-QSB for the Quarter ended March 31, 2007, fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting in the Company’s third fiscal quarter of its 2007 fiscal year covered by this Amendment No. 2 to the Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Aftersoft Group, Inc.

Date : February 29, 2008	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Date : February 29, 2008	By:	/s/ Charles F. Trapp
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