Form 10-Q
period 2008-03-31
Aftersoft Group
filed 2008-05-15
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Issuer’s telephone number, including area code: 011 44 1244 893 138

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Transitional Small Business Disclosure Format: Yes ☐ No ☑

The issuer has 91,738,720 shares of common stock outstanding as of May 14, 2008.

i

PART I—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “Aftersoft” refers to Aftersoft Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Software” refers to MAM Software Limited; (iii) the term “ASNA” refers to Aftersoft Network N.A, Inc. and its subsidiaries; (iv) the term “EXP” refers to EXP Dealer Software Limited and its subsidiaries; (v) the term “DSS” refers to Dealer Software and Services Limited; and (vi) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to Aftersoft Group, Inc.

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-5

AFTERSOFT GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

ASSETS	March 31, 2008	June 30, 2007
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,402	$665
Accounts receivable, net of allowance of $186 and $227	3,247	3,765
Note receivable	-	865
Investment in non-marketable securities	-	688
Investment in available for sale securities	-	360
Inventories	415	339
Other	275	624
Total Current Assets	6,339	7,306
Property and equipment, net	191	359

OTHER ASSETS
Goodwill	20,046	22,393
Amortizable intangible assets, net	4,777	7,494
Software development costs, net	1,644	1,301
Investments in available-for-sale securities	2,828	-
Debt issuance costs, net	449	-
Long-term receivable and other	1,815	29
Total Other Assets	31,559	31,217
TOTAL ASSETS	$38,089	$38,882

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,748	$2,688
Accrued expenses	3,040	2,050
Current portion of accrued litigation costs	-	2,275
Payroll and other taxes	885	1,045
Current portion of long-term debt	1,056	745
Current portion of deferred revenue	609	1,397
Taxes payable	398	764
Other current liabilities	485	7
Total Current Liabilities	8,221	10,971

LONG-TERM LIABILITIES
Deferred revenue, net of current portion	542	753
Accrued litigation costs, net of current portion	-	1,500
Deferred income taxes	880	880
Long-term debt, net of current portion and debt discount	3,774	4
Long-term liabilities	5,196	3,137

Total Liabilities	13,417	14,108
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share, 150,000,000 shares authorized, 85,335,721 and 80,127,384 shares issued and outstanding	9	8
Additional paid-in capital	29,797	26,123
Amount due from parent company	(1,870)	(264)
Accumulated other comprehensive income	1,404	1,523
Accumulated deficit	(4,668)	(2,616)
Total Stockholders' Equity	24,672	24,774
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,089	$38,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In Thousands except for share and per share data)	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues	$5,833	$5,343	$16,833	$15,452
Cost of revenues	2,721	2,613	7,888	7,548
Gross profit	3,112	2,730	8,945	7,904

Operating expenses
Research and development	832	681	2,290	2,027
Sales and marketing	640	438	1,829	1,347
General and administrative	2,815	859	6,379	1,857
Depreciation and amortization	321	347	1,003	1,104
Total operating expenses	4,608	2,325	11,501	6,335

Operating (loss) income	(1,496)	405	(2,556)	1,569

Other income (expense)
Gain on extinguishment of liability	-	-	-	487
Interest expense	(360)	-	(442)	(72)
Reduction in litigation settlement	-	-	76	-
Gain on sale of investment in non-marketable securities	-	-	1,312	-
Other, net	36	(2)	35	10
Total other income (loss), net	(324)	(2)	981	425

Income (loss) before provision for income taxes	(1,820)	403	(1,575)	1,994

Provision for income taxes	77	414	465	599
Income (loss) from continuing operations	(1,897)	(11)	(2,040)	1,395
Income from discontinued operations	-	613	14	852
Loss on sale of discontinued operations	-	-	(26)	-
Net income (loss)	(1,897)	602	(2,052)	2,247
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(503)	47	69	1,704
Unrealized loss on investment in available for sale securities	(234)	-	(188)	-
Total comprehensive income (loss)	$(2,634)	$649	$(2,171)	$3,951

Earnings (loss) per share attributed to common stockholders - basic and diluted
Continuing Operations	$(0.02)	$-	$(0.02)	$0.02
Discontinued Operations	$-	$0.01	$-	$0.01
	$(0.02)	$0.01	$(0.02)	$0.03
Earnings per share attributed to common stockholders - basic and diluted	85,335,721	79,821,167	85,637,056	77,841,736

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Nine months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net (loss) income	$(2,052)	$2,247
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,003	1,473
Gain on extinguishment of liability	-	(487)
Loss on disposition of property and equipment	-	4
Gain on sale of investment in non-marketable securities	(1,312)	-
Payment of litigation costs	(2,000)	-
Loss on amount due from parent company	800	-
Loss on sale of discontinued operations	26	-
Gain on modification of debt settlement	(123)	-
Warrants issued for services	27	-
Changes in operating assets and liabilities (net of effect of acquisitions and divestitures):
Accounts receivable	(987)	(929)
Inventories	(82)	(282)
Prepaid expenses and other assets	(321)	89
Accounts payable	(780)	884
Net advances to parent company relating to operating activities	(1,769)	(109)
Accrued expenses and other liabilities	2,687	(244)
Deferred revenue	265	(655)
Taxes payable	(24)	(55)
Net cash (used in) provided by operating activities	(4,642)	1,936
Cash flows from investing activities:
Net repayments to parent company relating to investment activities	-	(850)
Purchase of property and equipment	(113)	(159)
Proceeds from the sale of investment in non-marketable securities	2,000	-
Capitalized software development costs	(619)	(500)
Net cash provided by (used in) investing activities	1,268	(1,509)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cash issuance costs	2,037	-
Proceeds from long-term debt, net of cash issuance costs	4,359	-
Payments on long-term debt	(1,005)	(15)
Net cash provided by (used in) financing activities	5,391	(15)

Effect of exchange rate changes	(123)	(90)
Cash divested in discontinued operations	(157)	-
Net increase in cash and cash equivalents	1,737	322
Cash, beginning of period	665	458
Cash, end of period	$2,402	$780

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$207	$72
Income taxes	$270	$427

Supplemental disclosures of non-cash investing and financing activities:
Shares issued for accrued litigation costs	$825	$-
Value of shares returned in revised litigation settlement	$275	$-
Value of warrants issued in revised litigation settlement	$152	$-
Value of warrants issued for debt discount/debt issuance costs	$911	$-

Divestiture of MMI (see Note 8):
Cash	$157
Accounts receivable	439
Inventory	6
Other	27
Current Assets	629
Property and equipment	156
Other long term assets	219
Goodwill	723
Intangible assets	2,242
Total Assets	3,969
Liabilities assumed	(1,739)
Net assets divested	2,230
Proceeds received	0
Loss on disposal	$2,230

Divestiture of EXP (see Note 8):
Accounts receivable	$1,050
Investments in available for sale securities	369
Current Assets	1,419
Goodwill	1,640
Total Assets	3,059
Liabilities assumed	(1,405)
Net assets divested	1,654
Proceeds received:
Investments in available for sale securities	2,334
Receivable from buyer	1,707
Gain on disposal	$2,387

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

Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

NOTE 2.  NATURE OF BUSINESS

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of Auto Data Network, Inc. (“ADNW”), which owns approximately seventy-eight percent (78%) of the Company’s outstanding Common Stock as of May 15, 2008.

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited (“MAM”) is based in Sheffield, U.K. and Aftersoft Network, NA, Inc., (“ASNA”) has offices in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio.

EXP Dealer Software Services Limited (“EXP”) is comprised of MMI Automotive Limited (“MMI”), based in Wiltshire, U.K., Anka Design Limited, (“Anka”) based in Chester, U.K., and Dealer Software Services Limited (“DSS”), an inactive company, which were all sold during the period, and are included as Discontinued Operations in the Consolidated Financial Statements (see Note 3).

In December 2005, W3 Group, Inc. (“W3”) consummated a reverse acquisition and changed its corporate name to Aftersoft Group, Inc. W3 was initially incorporated in February 1988 in Colorado and changed its state of incorporation to Delaware in May 2003. On December 21, 2005, an Acquisition Agreement (the “Agreement”) was consummated among W3, a separate Delaware corporation named Aftersoft Group, Inc. (“Oldco”) and ADNW in which W3 acquired all of the issued and outstanding shares of Oldco in exchange for issuing 32,500,000 shares of Common Stock of W3, par value $0.0001 per share (the “Common Stock”), to ADNW, which was then the sole shareholder of the Company. The Common Stock issued by W3 had a market value of $54,925,000. At the time of the acquisition, W3 had no business operations. Concurrent with the acquisition, W3 changed its name to Aftersoft Group, Inc. and its corporate officers were replaced. The Board of Directors of the Company appointed three additional directors designated by ADNW to serve until the next annual election of directors. As a result of the acquisition, former W3 shareholders owned 1,601,167, or 4.7% of the 34,101,167 total issued and outstanding shares of Common Stock and ADNW owned 32,500,000 or 95.3% of the Company’s Common Stock. On December 22, 2005, Oldco changed its name to Aftersoft Software, Inc. and is currently inactive.

Combination of Entities under Common Control

On August 26, 2006, the Company acquired 100% of the issued and outstanding shares of EXP from ADNW in exchange for issuing 28,000,000 shares of Common Stock to ADNW, with a market value of $30,800,000. In addition, on February 1, 2007, the Company acquired 100% of the issued and outstanding shares of DSS from ADNW in exchange for issuing 16,750,000 shares of Common Stock to ADNW with a market value of $15,075,000. Since these acquisitions were with the Company’s majority shareholder, the net assets acquired are recorded at the amounts reflected in ADNW’s consolidated financial statements as of July 1, 2005, and all historical financial statements for the years ended 2006 and 2007 have been retroactively restated as though the transactions had occurred on July 1, 2005.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2008, the Company did not have any balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions it believes to be credit worthy.

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

No customer accounted for more than 10% of the Company’s revenues during the three and nine months ended March 31, 2008 and 2007.

Geographic Concentrations

The Company conducts business in the United States, Canada, United Kingdom (“UK”) and the rest of Europe. From customers headquartered in their respective countries, the Company derived 24.5% of its revenues from the United States and 75.5% from its UK operations during the nine months ended March 31, 2008 compared to 1% of its revenues from Canada, 19% from the United States, 78% from the UK and 2% of its revenues from the rest of Europe for the nine months ended March 31, 2007. For the quarter ended March 31, 2008 the Company derived 24.3% of its revenue from the United States and 75.7 % from the UK, compared to 1% from Canada, 23% from the United States and 76% from the UK for the quarter ended March 31, 2007. As of March 31, 2008, the Company maintains 71% of its net property and equipment in the UK with the remaining 29% in North America.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectibility of receivables, realizability of inventories, and recoverability of long-lived assets and valuation of deferred tax assets. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments in available-for-sale securities, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments approximate their fair values as of March 31, 2008 (except investments in available-for-sale securities - see below) due to their short-term maturities and the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company’s non-current instruments.

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

Investment in Non-Marketable Securities

DSS owned an 18.18% ownership interest in DCS Automotive Ltd, a non-public company in the UK, which it acquired for $688,000. Non-marketable securities consist of equity securities for which there were no quoted market prices. Such investments were initially recorded at their cost, subject to an impairment analysis. Such investments will be reduced if the Company receives indications that a permanent decline in value has occurred. Any decline in value of non-marketable securities below cost that is considered to be “other than temporary” will be recorded as a reduction on the cost basis of the security and will be included in the consolidated statement of operations as an impairment loss.

During the nine months ended March 31, 2008, the Company sold its non-marketable investment to a third party for $2,000,000, generating a gain of $1,312,000.

Available-for-Sale Investments

The Company accounts for its investments in debt and equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Restricted securities are valued at the quoted market bid price and discounted for the required holding period until the securities can be liquidated. The Company classifies its marketable securities as available-for-sale under SFAS 115. Marketable securities consist of equity securities. The specific identification method is used to determine the cost basis of securities disposed of. Available-for-sale securities with quoted market prices are adjusted to their fair value. Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss). Any decline in value of available-for-sale securities below cost that is considered to be “other than temporary” is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment loss. At March 31, 2008, investments consist of corporate stock with an $188,000 unrealized loss.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation expense from continuing operations was $83,000 and $49,000 for the nine months ended March 31, 2008 and 2007, respectively, and $24,000 and $ 6,000 for the three months ended March 31, 2008 and 2007, respectively

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income of the Company. Amortization expense from continuing operations was $105,000 and $153,000 for the three months ended March 31, 2008 and 2007, respectively, and $340,000 and $490,000 for the nine months ended March 31, 2008 and 2007, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over its estimated useful life of 20 years. Amortization expense from continuing operations on amortizable intangible assets was $192,000 and $188,000 for the three months ended March 31, 2008 and 2007, respectively, and $580,000 and $565,000 for the nine months ended March 31, 2008 and 2007, respectively.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss is recorded for any goodwill that is determined to be impaired, which resulted in a $3,100,000 impairment charge in fiscal 2007. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company’s management believes that no impairment of the carrying value of its goodwill existed at March 31, 2008. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended March 31, 2008, goodwill activity was as follows:

Balance June 30, 2007	$22,393,000
Sale of discontinued operations	(2,363,000)
Increase due to foreign exchange movements	16,000
Balance March 31, 2008	$20,046,000

Long-Lived Assets

The Company’s management assesses the recoverability of other long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2008, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheet.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the term of the related service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense was $15,000 and $32,000 for the three months ended March 31, 2008 and 2007, respectively, and $57,000 and $124,000 for the nine months ended March 31, 2008 and 2007, respectively.

Gain on Extinguishment of Liability

The Company realized $487,000 of income from the extinguishment of sales tax liabilities during the nine months ended March 31, 2007 due to the expiration of the statute of limitations related to such liabilities. During June 2001, CarParts Technologies Inc. (“CarParts”) which is now known as ASNA Tire Management, Inc., adopted a formal plan to abandon its internet retailing business and a provision was set up to cover any potential sales tax liabilities. This balance represents the portion of the potential sales tax liability that was never paid.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into U.S. dollars at the quarter end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled approximately $(503,000) and $47,000 for the three months ended March 31, 2008 and 2007, respectively, and $69,000 and $1,704,000 for the nine months ended March 31, 2008 and 2007, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity during the period from non-owner sources. For the three months and nine months ended March 31, 2008, the components of comprehensive income consist of foreign currency translation gains and unrealized losses in available for sale securities and for the three and nine months ended March 31, 2007, the components of comprehensive income consist of foreign currency translation gains.

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

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding during the period (see Note 7). Diluted earnings per share are computed by dividing net income by the weighted average shares outstanding assuming all potential dilutive common shares were issued. The Company had no dilutive securities for the nine months ended March 31, 2007. For the nine months ended March 31, 2008, a total of 14,134,715 common stock purchase warrants and debt convertible into 3,333,333 shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of basic and diluted earnings (loss) per share for all periods presented (in thousands, except for share and per share data):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007

Income (loss) from continuing operations	$(1,897)	$(11)	$(2,040)	$1,395
Income (loss) from discontinued operations	-	613	(12)	852
Total	$(1,897)	$602	$(2,052)	$2,247
Income (loss) per share attributed to common stockholders - basic and diluted:
Continuing operations	$(0.02)	$-	$(0.02)	$0.02
Discontinued operations	-	0.01	-	0.01
	$(0.02)	$0.01	$(0.02)	$0.03
Weighted average number of shares of common stock outstanding - basic and diluted	85,335,721	79,821,167	85,637,056	77,841,736

Recent Accounting Pronouncements

In July 2006, the FASB finalized and issued Interpretation No. 48 (“FIN 48”), entitled “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 was effective as of the beginning of the Company’s fiscal year ending June 30, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company determined the impact of adopting FIN 48 to be immaterial to its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”) entitled “Fair Value Measurements” to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company expects to adopt SFAS No. 157 on July 1, 2009.  The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 141(R) on July 1, 2009.  The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective in fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 160 on July 1, 2009.  The Company is currently assessing the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.

NOTE 3.  ACQUISITIONS AND DIVESTITURES

EXP Dealer Software Limited

The acquisition of EXP was recorded as a combination of an entity under common control (see Note 2).

During the year ended June 30, 2007, ADNW made earn-out payments on behalf of the Company to the previous owners of Anka totaling $1,500,000 pursuant to the original acquisition agreement between ADNW and the previous owners. Such payments were recorded as goodwill and a reduction in the amount due from parent company. There are no additional potential earn-out payments under the acquisition agreement.

On October 30, 2007, the Company divested MMI. Pursuant to the terms of the agreement, EXP agreed to sell shares of Distal Enterprises (“Distal”), which owned the shares of MMI, to the original sellers of MMI, in full and final satisfaction of any and all amounts owed to the original sellers of MMI. Under the terms of the agreement, the Company, EXP, and ADNW were released from any and all of its liabilities under the original purchase agreement and any other agreements between the parties executed prior thereto, upon the completion and transfer of the entire issued share capital of Distal to the original sellers. The Company received no further consideration on the sale, and incurred a loss of $2,230,000 which is included in sale of discontinued operations (see Note 8).

On November 12, 2007, the Company divested all of the shares in EXP. Pursuant to the terms of the Share Sale Agreement (the “Agreement”) EU Web Services Limited (“EU Web Services”) agreed to acquire, and the Company agreed to sell, the entire issued share capital of EXP it then owned. In consideration of the sale, EU Web Services agreed to issue to the Company, within twenty-eight days from the Agreement’s execution, Ordinary 0.01 GBP shares in its parent company having a fair market value of $3,000,000 at the date of issuance of such shares. The Company recorded the shares received at $2,334,000, which represents the bid price of the restricted securities received, and discounted the carrying value by 11% as the shares cannot be liquidated for at least twelve months. The shares are included as investment in available for sale securities in the accompanying consolidated balance sheet (see Note 8). Further, the Agreement provided that the Company receive additional consideration in the form of: (i) Ordinary shares in EU Web Services having a fair market value of $2,000,000 as of the date issuance of, provided that EU Web Services is listed and becomes quoted on a recognized trading market within six (6) months from the date of the Agreement; or (ii) If EU Web services does not become listed within the time period specified, Ordinary shares in EU Web Services’ parent company having a fair market value of $2,000,000 as of the date of issuance. The Company recorded the receivable at an 11% discount totaling $1,707,000, which is included in non-current assets in the accompanying consolidated balance sheet. The Company recorded a gain of $2,387,000 which is included in sale of discontinued operations (see Note 8).

Dealer Software and Services Limited

This acquisition of DSS was recorded as a combination of an entity under common control (see Note 2). DSS had a wholly owned subsidiary, Consolidated Software Capital Limited (“CSC”).

During the year ended June 30, 2007, ADNW made earn-out payments on behalf of the Company to the previous owners of CSC totaling $700,000 related to the original CSC acquisition by ADNW under the acquisition agreement. Such payments were recorded as goodwill and a reduction in the amount due from parent company. There are no additional potential earn-out payments under the acquisition agreement.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 17, 2007, DSS sold all of its CSC shares for a note receivable of $865,000.

The operations of CSC are considered discontinued operations of which there were none for the three and nine months ended March 31, 2007.

On November 12, 2007 as part of the sale of EXP, the $865,000 note receivable was exchanged for EU Web Services stock having a fair value of $682,000. The transaction resulted in a loss of $183,000 and is included in sale of discontinued operations.

NOTE 4.  TRANSACTIONS WITH PARENT COMPANY

From time to time payments are made by the Company to settle certain obligations of ADNW. The advances are non-interest bearing and due on demand. ADNW has minimal operations, and as of December 31, 2007, agreed to exchange the balance due for 16,000,000 common shares of ADNW. The Company recorded the receivable at $2,372,000, which represented the bid price of the restricted securities to be received as of December 31, 2007, and discounted the carrying value by 11% or $188,000.

For the quarter ending March 31, 2008 the Company reduced the carrying value of amount due from parent company by $800,000, which represents the reduction of the bid price of the restricted shares from December 31, 2007. The reduction in the receivable has been recorded in general and administrative expenses in the accompanying consolidated statement of operations. The balance is shown in amount due from parent company in the accompanying consolidated balance sheet as the shares had not yet been issued as of March 31, 2008. In April 2008, the 16,000,000 shares were issued. The Company will classify the shares as investment in parent company as a reduction in stockholders’ equity in future financial statements.

ADNW attempted to settle an old outstanding obligation of $775,000 with Mr. Blumenthal (see Note 9) for 4,400,000 shares of ADNW common stock. The value of the shares declined and Mr. Blumenthal elected not to accept the shares as full compensation and demanded that the Company settle the liability with additional or different consideration. In April 2008, the Company accepted the 4,400,000 shares from ADNW in exchange for attempting to settle this liability. The shares have a current value at March 31, 2008 of $484,000. The difference between the value of the ADNW shares and the amount of the obligation of $291,000 was recorded as general and administrative expense in the accompanying statement of operations for the three months ended March 31, 2008. The $775,000 obligation is reflected in accrued expenses in the accompanying March 31, 2008 balance sheet. The Company is in the process of negotiating a settlement of this obligation. In April 2008, the ADNW shares were issued to the Company. The Company will classify the shares as investment in parent company as a reduction in stockholders’ equity in future financial statements.

The total amount due from the parent company from the above transactions at March 31, 2008 and December 31, 2007 was $1,871,000 and $264,000, respectively. Because these amounts were settled in ADNW shares subsequent to March 31, 2008, these amounts have been reclassified as a reduction in stockholders’ equity in the accompanying consolidated balance sheets.

On June 29, 2007, the Company granted to a holder of 2,124,098 shares of ADNW preferred stock, which is convertible into 7,231,622 shares of common stock of ADNW, certain exchange rights. The preferred shareholder agreed to waive anti-dilution rights it held in ADNW for the right to exchange the preferred shares for 6,402,999 units of the Company, which units were issued as part of the private placement that closed in July 2007, and contained the same terms as the securities issued in that offering: (see Note 7) one share of Company’s common stock, and a five-year warrant to purchase one share of Company’s common stock exercisable at $1.00. The Company later received notice that the preferred shareholder intended to complete the exchange and on April 24, 2008, the Company completed the exchange transaction and issued the shares and warrants. The Company will classify the ADNW shares received as investment in parent company as a reduction in stockholders’ equity in future financial statements.

As a result of the above transactions, the Company owns approximately 27.6 million shares of ADNW in the aggregate, representing 26.8 % of ADNW’s common stock on a fully diluted basis. It is the Company’s intention to liquidate the entire position for cash in the near future, if possible.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007
ComVest term loan, net of debt discount of $887,000	$4,113,000	$0
McKenna note	567,000	0
Homann notes	125,000	0
Other notes	25,000	749,000
	4,830,000	749,000
Less current portion	(1,056,000)	(745,000)
Long term portion	$3,774,000	$4,000

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

At March 31, 2008 the Company had sufficient collateral to draw down the $1,000,000 Credit Facility, but has not borrowed under this facility.

Term Loan and Convertible Term Note.  Pursuant to the terms of the Loan Agreement, ComVest extended to the Company a Term Loan in the principal amount of $5,000,000, on the Closing Date. The Term Loan is a one-time loan, and unlike the Credit Facility, the principal amount is not available for re-borrowing.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The number of shares issuable upon conversion of the Term Note (the “Conversion Shares”), and/or the conversion price, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of Conversion Shares, and/or the conversion price may be adjusted in the event of certain sales or issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Term Note is outstanding, at an affective price per share which is less than the then-effective conversion price of the Term Note.

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

The expenses of this financing were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were allocated between debt issuance costs and debt discount. The debt issuance costs of $478,000 are being amortized and charged to interest expense over the term of the loan using the effective interest method. Debt discount of $163,000 is recorded in the consolidated balance sheet as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method.

Warrants. In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s Common Stock, exercisable after the Closing Date and expiring December 31, 2013: a) Warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.3125 per share; b) Warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.39 per share; and c) Warrant to purchase 2,083,333 shares of common stock at an exercise price of $0.3625 per share; (each, a “Warrant”) (the 5,083,333 shares collectively issuable upon exercise of the Warrants are referred to herein as the “Warrant Shares”).   The relative fair value of the Warrants is $868,000 using a Black Scholes valuation model and also contains a cashless exercise feature. The warrant valuation was computed using a 3.5 % risk free interest rate, a 99% volatility and a six-year life. The value of the warrants is included in debt discount, is recorded in the consolidated balance sheet as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method.

The number of shares issuable upon exercise of the Warrants, and/or the applicable exercise prices, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of shares issuable upon exercise of the Warrants, and/or the applicable exercise prices may be adjusted in the event of certain issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Warrants are outstanding, at an effective price per share which is less than the then-effective exercise prices of the Warrants.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has also granted certain registration rights and piggyback registration rights to the holder(s) of the securities underlying the Term Note and Warrants.

The Company issued warrants to purchase 250,000 shares of common stock as compensation for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $43,000 using a Black Sholes valuation model and are included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a six-year life.

Amortization of debt discount was $132,000 and amortization of debt issuance costs was $67,000 for the three months ended March 31, 2008. Amortization of debt discount was $143,000 and amortization of debt issuance costs was $72,000 for the period December 24, 2007 to March 31, 2008.

Homann Note

The Company issued an unsecured note payable to Homann Tire LTD (“Homann”) in the amount of $125,000, bearing interest at 8% per annum and due April 29, 2009 (see Note 9). The terms of the note include interest only payments of $833 per month. A principal payment of $25,000 was made in April 2007. The remaining balance of $125,000 is payable in April 2009, and the Company expects to be able to repay this from free cash flow at that time.

McKenna Note

The Company issued an unsecured note payable to Mr. A. McKenna in the amount of $825,000, due July 2009, with interest at 8% per annum, in 24 monthly installments of $37,313 including interest (see Note 9). The Company expects to satisfy this obligation from free cash flow. The principal outstanding as of March 31, 2008 was $567,000.

NOTE 6.  SEGMENT INFORMATION

As a result of the divestitures that occurred during the quarter ended December 31, 2007, the Company operates in one segment, the Automotive Parts Aftermarket Sales and Service industry.

NOTE 7.  STOCKHOLDERS’ EQUITY

On July 5, 2007, the Company issued 5,208,333 shares of common stock and an equivalent number of warrants with strike price of $1.00 to investors in connection with a private placement of common stock and warrants to purchase common stock. The net proceeds from this transaction amounted to $2,037,000.

On August 1, 2007 the Company issued 1,718,750 shares of Common Stock and warrants to purchase 1,718,750 shares of common stock at $0.48 per share to Mr. McKenna in partial settlement of the outstanding litigation costs (see Note 9). These shares were valued at the issue price of the private placement on the date of the transaction of $0.48 per share, which reduced the amount due to Mr. McKenna by a total of $825,000. In November 2007, the Company amended the settlement agreement and issued an additional 1,718,750 warrants to purchase common stock for $0.48 per share. The warrants were issued to replace the common stock included in the settlement agreement. The fair value of the shares received back was $275,000 and the warrants were valued at $152,000 using a Black Scholes valuation model. The warrant valuation was computed using a 3.6 % risk free interest rate, a 59% volatility and a 4.5 year life. The Company realized a net reduction in litigation settlement expenses of $123,000 in the nine months ended March 31, 2008.

Warrants:

At March 31, 2008, the Company has the following warrants outstanding:

Issuance of warrants in connection with the ComVest Loan Agreement (see Note 5):
ComVest	5,083,333
Other	250,000
5,333,333
Issuance of warrants to a service provider (valued at $27,000)	155,549
Issuance of warrants in McKenna modification (see Note 9)	3,437,500
Issuance of warrants in private placement (see above)	5,208,333
Total issued	14,134,715

Subsequent to March 31, 2008, the Company issued an additional 6,402,999 warrants to a former holder of ADNW preferred stock (see Note 4).

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.  DISCONTINUED OPERATIONS

The net assets of MMI on the date of divestiture consisted of the following (in thousands):

Cash	$157
Accounts receivable	439
Inventory	6
Other	27
Current Assets	629
Property and equipment	156
Other long term assets	219
Goodwill	723
Intangible asset	2,242
Total Assets	3,969
Liabilities assumed	(1,739)
Net assets divested	2,230
Proceeds	0
Loss on disposal	$(2,230)

The net assets of EXP on the date of divestiture consisted of the following (in thousands):

Accounts receivable	$1,050
Investments in available-for-sale securities	369
Current Assets	1,419
Goodwill	1,640
Total Assets	3,059
Liabilities assumed	(1,405)
Net assets divested	1,654
Proceeds - value of shares and receivable (see Note 3)	4,041
Gain on disposal	$2,387

Included in discontinued operations of the Company are the following results of EXP, including MMI (in thousands):

	For the Period July 1, 2007 until the Date of sale	Nine Months Ended March 31, 2007
Revenue	$1,670	$5,093
Cost of sales and operating expenses	1,656	4,027
Income from operations	14	1,066
Other expense	-	11
Income taxes	-	203
Net income, net of taxes	$14	$852

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended March 31, 2007
Revenue	$2,000
Cost of sales and operating expenses	1,353
Income from operations Other expense	647 21
Income taxes	13
Net income, net of taxes	$613

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

(1)
On August 1, 2007 the Company and Mr. McKenna entered into an agreement resolving all outstanding actions by Mr. McKenna against the Company and its subsidiaries related to the initial action against CarParts Technologies, Inc., which is now known as ASNA. The agreement provided that the Company would pay Mr. McKenna $2,000,000 in cash, $825,000 on a promissory note with an interest rate of 8% amortized in equal payments over a 24-month period, and in addition would issue Mr. McKenna 1,718,750 shares of Common Stock of the Company, which represented an aggregate number of shares of common stock of the Company that the parties determined fairly represented $825,000 (assuming a price of $0.48 per share of common stock, the closing price of the Company’s common stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of common stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company finalized its agreement with McKenna on September 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The shares were issued in fiscal 2008 (see Note 7). This settlement was amended during the quarter ended December 31, 2007 (see Note 7).

Additionally, the Company entered into a settlement agreement with Mr. Arthur Blumenthal, a former shareholder of Anderson BDG, Inc. Mr. Blumenthal’s lawsuit against the Company’s parent ADNW emanated from an agreement Mr. Blumenthal had with a subsidiary of the Company, ASNA (f/k/a CarParts Technologies, Inc.) for the purchase of Anderson BDG, that had not been settled although it was past due. The Company assumed the liability as part of a plan of spinning off certain businesses into the Company and renegotiated the agreement with Mr. Blumenthal, the terms of which required the Company to make a payment of $50,000 cash and the issuance to Mr. Blumenthal and registration of 300,000 shares of the Company’s common stock, which were issued in fiscal 2007 and valued at $0.48 per share, (the closing price of the Company’s common stock on the date of settlement) or $144,000. The Company subsequently completely settled the lawsuit with Mr. Blumenthal and repaid his notes in fiscal 2008. In fiscal 2008, the Company is in the process of negotiating a settlement with Mr. Blumenthal in another matter on behalf of ADNW (see Note 4).

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

(3)
The Company was sued by a former officer of W3 Group, Inc. for $37,000 for an unpaid note and expenses. The Company settled the litigation for $17,500 in the nine months ended March 31, 2008 as part of reduction in litigation settlement in the accompanying consolidated statement of operations.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the statements contained in this Quarterly Report on Form 10-QSB, which are not purely historical, are forward-looking statements, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis or Plan of Operation in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2007 and our other filings with the SEC.

Overview

Aftersoft Group Inc. is a technology holding company that has two wholly owned subsidiaries based in the U.S. (ASNA) and the U.K. (MAM), which operate separately from each other. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

Management has observed a number of changes within the aftermarket that will change the landscape of the automotive aftermarket over the next 12 to 18 months. One of these is the growing convergence of the aftermarket and tire markets. Management has seen that these previously separate markets have started to encroach on each other’s territory, with those businesses within the aftermarket looking to sell tire-related products and vice versa. Management believes that this presents an opportunity for us as it has a solution that addresses both requirements. Another significant change we have observed at this time is the desire of parts manufacturers to produce and control their own product catalogues, rather than allowing this information to be made available by third-party catalog suppliers. Economically the largest issue that the industry is facing at this time is the slowdown in the global economy combined with an increase in living costs. These factors, combined with a reduction in available credit, are causing consumers to reduce the amount of money that they spend on modifying their automobiles. This was a growing market; we now expect this market to level off and then decline over the next 12 months. However, the continued slowdown in the economy globally and a reduction in available credit for many people will mean that they will have to continue to maintain older cars rather than upgrade to newer models that would have required main dealer servicing as opposed to independent or self-service servicing. Management feels that this will be an opportunity for those businesses operating in the automotive aftermarket to at least maintain present business levels, if they are able to efficiently manage their businesses and find methods to reduce costs without affecting service levels.

Our revenue and income is derived primarily from the sale of software, services and support, although in the U.K. we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the nine months ended March 31, 2008, we generated revenues of $16,833,000 with a net loss of $2,052,000; to date, 76% of our revenues come from the U.K. market. We have recently raised capital through equity and debt financing (netting proceeds of approximately $6.4 million) and the sale of our DCS investment, which we have used in part to settle an outstanding legal judgment and repay outstanding notes. The remainder of the capital is being used to fund the growth of the business.

We are headquartered in Chester, U.K. with additional offices for the U.S. operating subsidiary in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio, and, for the U.K. operating subsidiary, in Sheffield, Northampton and Wareham in the U.K.

The software that we sell is mainly based on a Microsoft Windows-based technology although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we sell in the U.S. each relate to a specific component of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Direct Step product, which enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. Third, the next segment of the automotive aftermarket supply chain is the “installer,” who repairs and maintains automobiles. The installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “open webs.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real-time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork and Autocat+ to the installer market.

To date, management has identified three areas that it believes we need to focus on.

The first area is within the U.K. market. MAM, our U.K. subsidiary remains successful within the automotive market and has spent many years expanding its market penetration. To continue the previous year’s levels of growth the business will now focus on moving into additional vertical markets, which share common issues to that of the automotive market. The business has developed a reputation of high levels of service and knowledge within the automotive market; it now needs to replicate these in these additional verticals. Management has identified that this expansion needs to be carefully monitored due to the state of the global economy.

The second area is for the continued sales and market initiatives tied to the Autopart product within the U.S. market. A senior member of the U.K. management team has been seconded to the U.S. business to head this product in an effort to bring the same levels of knowledge and customer relation to the U.S. market as have been established in the U.K. Management believes that this will enable us to capitalize on Autopart’s success to date within the U.S. market and aid increased penetration. While management believes that this is the correct route to follow it is aware that this effort and the move of personnel may affect the U.K. business with the transfer of a key member of management.

The third area of focus is the sales and marketing strategy within the U.S. market. To date, although increased resources have been made available for sales and marketing, they have not brought the levels of return that management had expected. This area remains a focus for management and a review of the U.S. business’s present sales processes and marketing efforts is taking place. Management recognizes that if it is unable to recruit, train and deploy suitably capable personnel within the market, the businesses products will be undervalued and its market potential will not be reached.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Results of Operations

Our results of operations for the three months and nine months ended March 31, 2008 compared with the three months and nine months ended March 31, 2007 were as follows:

Revenues. Revenues of $5,833,000 and $16,833,000 for the three month and nine months ended March 31, 2008, respectively, compared with $5,343,000 and $15,452,000 for the three month and nine months ended March 31, 2007, respectively, were below our expectations due to poorer than predicted sales from our U.S. business. However, we did recognize an increase in revenues of $490,000, or 9.1%, during this fiscal period, resulting from a combination of increased sales of data services and support from our U.K. operations and increased sales of software from the U.S. operation. Our present funding from ongoing sales and revenue will continue to sustain us through the coming year in line with projections while allowing us to expand further into the U.S. market place.

Cost of Revenues. Total cost of revenues for the three month and nine months ended March 31, 2008, were $2,721,000 and $7,888,000, respectively, compared with $2,613,000 and $7,548,000 for the same periods of March 31, 2007, respectively. This was consistent with the increase in revenues, but shows that on-going efforts of management to control costs as revenues increase is proving effective.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months Ended March 31,
	2008	2007	$ Variance	% Variance
Research and development	$832,000	$681,000	$151,000	22.2%
Sales and marketing	640,000	438,000	202,000	46.1%
General and administrative	2,815,000	859,000	1,956,000	227.7%
Depreciation and amortization	321,000	347,000	(26,000)	-7.5%
Total Operating Expenses	$4,608,000	$2,325,000	$2,283,000	98.2%

	For the Nine Months Ended March 31,
	2008	2007	$ Variance	% Variance
Research and development	$2,290,000	$2,027,000	$263,000	13.0%
Sales and marketing	1,829,000	1,347,000	482,000	35.8%
General and administrative	6,379,000	1,857,000	4,522,000	243.5%
Depreciation and amortization	1,003,000	1,104,000	(101,000)	-9.1%
Total Operating Expenses	$11,501,000	$6,335,000	$5,166,000	81.5%

Operating expenses increased by $2,283,000 for the three months ended March 31, 2008, compared with the three months ended March 31, 2007, and increased by $5,166,000 for the nine months ended March 31, 2008 compared with the nine months ended March 31, 2007. This is due to the following:

Research and Development Expenses. Research and Development expenses increased by 22.2% for the three months and 13.0% for the nine months ended March 31, 2008, when compared with the same period in the previous fiscal year. This increase was due to a reduction in capitalized projects within the U.K. business as well as the introduction of additional staff and cost of living pay reviews.

Sales and Marketing Expenses. Sales and Marketing expenses increased by $202,000 during the three months ended March 31, 2008 as compared with the same period in 2007, and increased by $482,000 for the nine months ended March 31, 2008 compared with the nine months ended March 31, 2007. This increase is due to the appointment of additional sales personnel within the U.S. operation during the three months ended March 31, 2008 and additional costs associated with increased attendance of industry shows compared to the previous year. The U.K. operation also appointed additional resources within its marketing department and experienced an increase in its advertising costs, compared with the previous fiscal year.

General and Administrative Expenses. General and Administrative expenses increased by $1,956,000 and $4,522,000 for the three months and nine months ended March 31, 2008 as compared with the same periods in 2007. $800,000 of this increase in costs was related to a write down of receivables from the parent company, ADNW. $499,000 of the increase was attributable to an increase in costs within the U.S. and U.K. operating companies. This included costs associated with new U.K. premises, write off of bad debt by the U.S. business and payroll taxes that were payable during the quarter. $166,000 of this increase was due to liabilities that became payable upon completion of the debt funding. $275,000 of this increase was due to our recognition of head office and corporate costs that ADNW had expensed in the same fiscal period of 2007. $291,000 of the increase was due to our assumption of the liability for the settlement of Mr. Blumenthal’s claim against ADNW. $72,000 of increased expense was due to legal fees related to filings that we incurred during the three months ended March 31, 2008 compared to the previous fiscal period.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $26,000 and $101,000 for the three months and nine months ended March 31, 2008 as compared with the same periods in 2007. This decrease is almost entirely due to the U.K. operation having fully amortized capital development projects when compared to the same period of the previous fiscal year.

Interest Expense. Interest expense increased by $360,000 and $370,000 for the three months and nine months ended March 31, 2008, respectively. This increase in interest expense for the three and nine month periods, when compared to the previous fiscal year, is related to our servicing interest payments associated with our loan from ComVest Capital LLC. We paid ComVest Capital LLC $158,000 in cash. The remaining $215,000 was accounted for in amortization of debt discount and debt issuance costs, which are included in interest expense.

Other Income. Other income for the three and nine months ended March 31, 2008 amounted to income of $36,000 and $1,423,000, respectively, compared with a loss of $2,000 and income of $497,000 for the same periods ended March 31, 2007. The income for the nine month period ended March 31, 2008 is related to the reduction in litigation costs and the one-time gain on sale of non-marketable securities, $76,000 and $1,312,000 respectively. For the nine months ended March 31, 2007, other income primarily relates to a one-time gain on extinguishment of a liability.

Income Taxes. Income taxes decreased by $337,000 and $134,000 for the three and nine months ended March 31, 2008 and 2007, respectively. This increase was due to a consolidated loss within the Company during the three months ended March 31, 2008. When compared to the consolidated income for the previous fiscal period, this reduced the total provision for income taxes.

Discontinued Operations. The income from discontinued operations was $0 as compared to $613,000 for the three months ended March 31, 2008 and 2007, respectively, and earnings of $14,000 and $852,000 for the nine months ended March 31, 2008 and 2007, respectively. Loss on the sale of discontinued operations was $26,000 for the nine months ended March 31, 2008.

Net Income (Loss). As a result of the above, we realized a net loss amounting to $1,897,000 for the three months ended March 31, 2008, compared with a net loss of $11,000 for the three months ended March 31, 2007, and realized a net loss of $2,052,000 for the nine months ended March 31, 2008 compared with a net income of $2,247,000 for the nine months ended March 31, 2007.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2008. We completed an equity offering and realized net proceeds of $2,037,000 in the first quarter and completed a convertible debt offering that realized net proceeds of $4,359,000 in the second quarter. We also sold non-marketable securities for $2,000,000 and realized a profit of $1,312,000. These funds were used to settle and pay down litigation of approximately $3,000,000. The funds were also used to reduce accounts payable and settle liabilities of the parent company.

We sold EXP during the second quarter and received a note and securities valued at approximately $4,600,000. The securities are unregistered public company shares and we expect to liquidate the position when a registration statement is declared effective.

We also used cash to settle approximately $2,700,000 of liabilities of ADNW and in consideration of our assuming such liabilities we received 20,400,000 shares of ADNW common stock. The value of the ADNW stock is approximately $1,900,000. We are considering our options with respect to the disposition of the stock, which includes selling the shares or retiring them post-spinoff.

If internal revenues prove insufficient to support our growth plans, we may consider raising additional funds through debt or equity financing. There can be no assurance that such funding will be available on acceptable terms, in timely fashion or even available at all. Should new funds be delayed, we plan to reduce the burden on our current funding to a sustainable level and to tailor our development programs accordingly.

Summary

We expect to see continued growth from both the US and UK operations over the remaining months of fiscal 2008, with strong growth in revenues and operating income from the US operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by the US operation being fully released to customers.

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

Revenues are continuing to provide the business with positive cash flow and free cash that will enable us to continue to support and grow the business both in the U.S. and U.K. In addition the debt raised will enable us to settle our outstanding liabilities associated with the U.S. operation while leaving sufficient capital for us complete our growth plans within the U.S. market. These plans still require us to hire an additional number of sales and marketing staff, to expand within the U.S. market, to target new vertical markets effectively in the U.K. and to support expanded operations overall.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new vertical markets with our Tradera product in addition to introducing new products. Also the strengthening of our financial position will enable us to demonstrate to potential customers our long term future. Taken together, we anticipate that these plans will return value to our shareholders.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company failed to properly disclose ADNW-related transactions in the financial statement footnotes at March 31, 2008.

In connection with the disclosure errors, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the disclosures errors described above, the following material weakness was identified in the Company’s assessment of the effectiveness of disclosure controls and procedures as of March 31, 2008:

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

Based on the aforementioned additional procedures, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-QSB for the period ended March 31, 2008, fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s third fiscal quarter of the fiscal year ending June 30, 2008 covered by this Quarterly Report on Form 10-QSB, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the third quarter of the Company’s fiscal year ended June 30, 2008.

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

Aftersoft Group, Inc.
Date : May 15, 2008	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Date : May 15, 2008	By:	/s/ Charles Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.