Form 10KSB/A
period 2007-06-30
Aftersoft Group
filed 2008-09-26
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 2)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filingrequirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and nodisclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated byreference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐No☒

The issuer's revenues for the most recent fiscal year were $26,778,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid andasked price of the issuer's common equity as of August 31, 2007 was $4,899,386.

The issuer has 87,054,471 shares of Common Stock outstanding as of September 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format: Yes☐No☒

EXPLANATORY NOTE

This Form 10-KSB/A of Aftersoft Group, Inc. (the “Company”) constitutes Amendment No. 2 (“Amendment No. 2”) to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, originally filed with the Securities and Exchange Commission on October 12, 2007 and amended on October 15, 2007 (the “Original Report”).

The purpose of this Amendment No. 2 is to conform the financial statements for the fiscal year ended June 30, 2007 and related discussion and disclosure to the statements and disclosure filed with the Company’s Registration Statement on Form S-1/A (File No. 333-140758).

In accordance with the rules of the Securities and Exchange Commission, the Company has set forth herein the complete texts of Item 6 (Management’s Discussion and Analysis or Plan of Operation), Item 7 (Financial Statements) and Item 13 (Exhibits) in their entirety.   This Amendment No. 2 is limited to the items of the Original Report set forth above and, other than these changes and the correction of minor typographical and grammatical errors, does not amend, update, or change any other items or disclosures contained in the Original Report, or reflect events occurring after the Original Report. Except for the foregoing amended or added information, this Amendment continues to speak as of the date of filing of the Original Report and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date. Accordingly, all other items are omitted in this filing.

This Amendment has been signed as of a current date, and also includes as exhibits currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

The filing of this Amendment No. 2 shall not be deemed an admission that the Original Report, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

Item 6. Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this report, which are not purely historical, may contain forward-looking statements, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business, including those detailed in the “Risk Factors” section. We caution you not to place undue reliance on these forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report.

Overview

Aftersoft Group Inc. is a company that operates through two wholly owned subsidiaries based in the U.S. (ASNA) and the U.K. (MAM), which operate independently of one another. We market and develop business management software solutions that manage both the business and supply chain for small and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

Our revenue and income is derived primarily from the sale of software, services and support, although in the U.K. we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the twelve months ended June 30, 2007, we generated revenues of $26,778,000 with a net loss of $3,488,000; to date, 76% of our revenues come from the U.K.  During our 2007 fiscal year, we attempted to raise capital through equity and debt financing; however, by June 30, 2007, our efforts were not successful. In July 2007, we were able to sell equity and raised $2,035,000 from the sale of 5,208,337 shares of our common stock and warrants and realized $2,000,000 from the sale of our DCS investment, which we have used in part to settle outstanding legal judgments and repay outstanding notes. The remainder of the capital is being used to fund the growth of our business.

Our corporate headquarters is located in Chester, U.K. with additional offices for the U.S. operating subsidiary in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio, and, for the U.K. operating subsidiary, in Sheffield, Northampton and Wareham in the U.K.

The software that we sell is mainly based on a Microsoft Windows-based technology although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we sell in the U.S. each relate to a specific component of the automotive aftermarket supply chain, including warehouse distributing, the jobber, the installing and the “open web”. We sell our Direct Step product into the warehouse segment, which enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. We sell our Autopart product into the jobber segment, which manages a jobber’s entire business (i.e., financial, stock control and order management) but more important, enables the jobber quickly to identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. We sell our VAST product into the installer, segment, which repairs and maintains automobiles. The installer needs systems that enable it to efficiently and simply manage its businesses, whether as a single entity or national multi-site franchise. The fourth and final segment is the “open webs.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real-time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork and Autocat+ to the installer market.

Our development plans calls for us to use our core technologies to expand our current product offerings.

The first area is within the U.K. market. MAM, our U.K. subsidiary remains successful within the automotive market and has spent many years expanding its market penetration. To continue the previous year’s levels of growth, MAM now intends to focus on moving into additional vertical markets, which share common issues to that of the automotive market. The business has developed a reputation of high levels of service and knowledge within the automotive market; it now needs to replicate these in these additional verticals. Management has identified that this expansion needs to be carefully monitored due to the state of the global economy.

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

On June 17, 2007, DSS sold all of the shares of Consolidated Software Capital Limited (“CSC”), its wholly owned subsidiary, for a note receivable of $865,000.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and the Company’s best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectibility of the Company’s receivables at least quarterly. The allowance for doubtful accounts is subject to estimates based on the historical actual costs of bad debt experienced, total accounts receivable amounts, age of accounts receivable and any knowledge of the customers’ ability or inability to pay outstanding balances. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

Goodwill

SFAS 142, “Goodwill and Other Intangible Assets,” addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually. If the actual fair value of the reporting unit is less than estimated, impairment of the related goodwill could occur, which could significantly impact the recorded net income/loss of the Company.

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

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Accordingly, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectibility is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In accordance with SOP 98-9, the Company accounts for delivered elements in accordance with the residual method when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

In those instances where arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies (which represents the majority of the Company’s arrangements), the Company accounts for the arrangements using contract accounting, as follows:

1.	When customer acceptance can be estimated, expenditures are capitalized as work in process and deferred until completion of the contract at which time the costs and revenues are recognized.

2.
When customer acceptance cannot be estimated based on historical evidence, costs are expensed as incurred and revenue is recognized at the completion of the contract when customer acceptance is obtained.

The Company records amounts billed to customers in excess of recognizable revenue as customer advances and deferred revenue in the accompanying consolidated balance sheets.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the terms of the related service agreements.

Income Taxes

The Company accounts for income taxes under “Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes.

Results of Operations of the Fiscal Year Ended June 30, 2007

The Company’s results of continuing operations for the fiscal year ended June 30, 2007 compared with the year ended June 30, 2006 were as follows:

(In Thousands)	Year Ended June 30, 2007	Restated(1) June 30, 2006
Revenue
Automotive Parts Aftermarket Sales and Service	$20,217	$19,261
Automotive Dealership Management Software	3,721	4,218
On-Line Service Business	2,840	-
Consolidated	$26,778	$23,479
(1)   See Notes 1 and 10.

Revenues of $26,778,000 for the twelve months ended June 30, 2007 compared with $23,479,000 for the twelve months ended June 30, 2006, were in line with the Company’s expectations. $20,217,000 came from the Automotive Parts Aftermarket sales which represents 75.5% of our total revenues, which was $956,000 more than for the same period in 2006. Stronger UK revenues combined with favorable exchange movement was off-set by a reduction in sales revenue from our US operation caused by the outstanding McKenna case, which brought uncertainty to the stability of the US operation and made sales of our products and services more difficult. Our dealer management software supplier in the UK contributed $3,721,000 or 13.9%, which was a decrease of $497,000 from the previous year. This was due to the dealer management sector becoming very competitive over the last twelve months. Revenues this fiscal year from On-Line Services contributed the remaining $2,840,000 or 10.6% of our revenues for this fiscal year 2007. We expect that revenues will increase in both automotive parts and automotive dealership sectors, and we believe that this increase in revenue will continue over the next year, in part due to clients taking advantage of our vehicle information lookup technology, which integrates directly into our AutoPart product.

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

(In Thousands)	Year Ended June 30, 2007	Restated(1) Year Ended June 30, 2006
Cost of Revenues
Automotive Parts Aftermarket Sales and Service	$9,357	$9,746
Automotive Dealership Management Software	595	1,010
On-Line Service Business	1,109	-
Consolidated	$11,061	$10,756
(1)   See Notes 1 and 10.

Cost of Revenues

Total cost of revenues for the twelve months ended June 30, 2007, was $11,061,000 compared with $10,756,000 for the twelve months to June 30, 2006. Overall this was an increase in the Cost of Revenues of 2.8% from the same fiscal period of 2006. This increase in the costs of revenues brought a 14% increase in revenues compared with the same period in 2006. We experienced inflation increases in the Cost of Revenues within the US and UK market, but feel that these economic factors will remain reasonably constant for the next 12 months and do not expect to see inflation as a major factor within these expenses. We also saved $389,000, or a 4% reduction in costs, within the automotive parts aftermarket during this fiscal period 2007. This was due to changing the product mix, which includes less hardware costs and applying tighter controls to costs throughout the Company, thereby increasing margins from 49% to 54% when compared with the previous 2006 fiscal year. The automotive dealership management software sector achieved a decrease in the cost of sales in line with the 12% decrease in revenues.

The total gross profit was $15,717,000 for the twelve months to June 30, 2007, as compared with $12,723,000 for the same period in 2006. Overall this was an increase of 24% from the previous fiscal period 2006 and due to those factors discussed above, that of increased revenues while keeping the cost of revenues comparable to previous fiscal year.

(In Thousands)	Year Ended June 30, 2007	Restated(1) Year Ended June 30, 2006	Variance $	Variance %
Research and development	$3,693	$3,567	$126	3.5%
Sales and marketing	2,488	2,353	135	5.7%
General and administrative	5,112	6,439	(1,327)	(20.6)%
Depreciation and amortization	1,947	1,721	226	13.1%
Impairment of Goodwill	3,100	-	3,100
Total Operating Expenses	$16,340	$14,080	$2,260	16.0%
(1) See Notes 1 and 10.

Operating expenses before impairment of goodwill decreased by $840,000 for the twelve months to June 30, 2007 compared with the twelve months ended June 30, 2006. Overall, this decrease is attributable to a reduction in General and Administrative costs throughout the whole Company but specifically reductions in expenses related to MMI Automotive. Reviewing the expenses, we see that:

Research and Development Expenses

Research and Development expenses increased during the twelve month period, of which $205,000 of this increase was directly related to the ongoing research and development program associated with the EXP Dealer Software. In addition we had an increase in customer development work carried out by MAM which accounted for a $66,000 increase from the previous year. The US operation reduced research and development expenses during the 12 month period by $246,000.

Sales and Marketing

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

General and Administrative Expenses

These decreased by $1,327,000 for the twelve months to June 30, 2007. This was primarily due to a decrease in payroll related expenses. This decrease in payroll occurred for a number of reasons, but the primary reason is related to the Automotive Dealership Management division of the Company which had a higher head count and associated costs at the end of fiscal year 2006, the subsequent reduction in personnel accounts for almost 90% of the reduction in general and administrative expenses. An additional reason for the decrease was that MAM Software still had associated costs in the fiscal year 2006 due to the closure of its US-based MAM Inc. operation. We also saw a decrease in general and administrative expenses related to ASNA, as it reclassified some of its General and Administrative costs into Research and Development and Sales and Marketing expenses inline with its different product lines compared with the previous fiscal year 2006.

Depreciation and Amortization

Depreciation and amortization expenses increased due mainly to an increase in amortization of UK intangibles due to the movement of exchange rates during the year.

Impairment of Goodwill

Following operating losses at ASNA during this fiscal period 2007 and after an analysis of goodwill at ASNA, management recognized an impairment of $3,100,000 in 2007 that is not expected to recur.

(In Thousands)	Year Ended June 30, 2007	Restated(1) Year Ended June 30, 2006
Operating Loss:
Automotive Parts Aftermarket Sales and Service	$(1,415)	$573
Automotive Dealership Management Software	(608)	(115)
On-Line Service Business	1,222	-
Unallocated and Other	178	(1,815)
Consolidated	$(623)	$(1,357)
(1) See Notes 1 and 10.

Operating Loss

A loss of $623,000 for the twelve months ended to June 30, 2007 was recorded compared with a loss of $1,357,000 for the twelve months to June 30, 2006. This overall loss was due to losses within both the Automotive Parts Aftermarket and Automotive Dealership Management Software. The Company recorded a loss of $1,415,000 in the Automotive Parts Aftermarket due entirely to an operating loss recorded by the US operation ASNA. This comprised a loss from operations of $859,000 and a one-time impairment charge against goodwill. The UK operation however, made an operating profit of $2,544,000. The Automotive Dealership Management Software operations generated a loss of $608,000, an increase of $493,000 from the previous year. The increased loss is a direct result of the fall in revenues of $497,000. The favorable variance of $1,993,000 in unallocated and other operating loss has occurred due primarily to the professional fees incurred relating to the Company’s initial SEC filings in fiscal 2006 vs. a reversal of over-accrued professional fees during 2007.

Gain on Extinguishment of Liability

The Company realized $487,000 of income from the extinguishment of sales tax liabilities that the management had provided for until the expiration of the statute of limitations. During June 2001, CarParts adopted a formal plan to abandon its internet retailing business and a provision was set up to cover any potential sales tax liabilities. This balance represents the portion of the potential sales tax liability that was never paid.

Interest Expense

Interest expense decreased by $5,000 to $149,000 for the twelve months to June 30, 2007. This decrease was a result of reducing outstanding loans.

Litigation Costs

As a result of the final settlement of the McKenna and Homann litigations, the Company has recorded an additional $2,350,000 of litigation costs in 2007 that are not expected to recur.

Income Taxes

These increased by $282,000 to $1,040,000 for the twelve months to June 30, 2007 due to higher pre-tax income in the U.K. in 2007. The increase in tax is entirely due to the profitability of the UK businesses, as revenues continue to increase consistently in the UK a corresponding increase in tax has risen.

Net Loss

As a result of the above, the Company realized loss from continuing operations amounting to $3,653,000 for the twelve months ended June 30, 2007, compared with a loss from continuing operations of $2,023,000 for the twelve months ended June 30, 2006. This is primarily due to litigation settlement costs of $2,350,000 which were associated with legal cases brought by McKenna and Homann as well as a goodwill impairment charge of $3,100,000. Without these one-time charges, the Company’s income between compared periods increased as a result of an increase in MAM-related sales and a reduction costs associated with US operations.

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

During our 2007 fiscal year, we attempted to raise capital through equity and debt financing; however, by June 30, 2007, our efforts were not successful. In July 2007, we were able to sell equity and raised $2,035,000 from the sale of 5,208,337 shares of our common stock and warrants and realized $2,000,000 from the sale of our DCS investment, which we have used in part to settle outstanding legal judgments and repay outstanding notes. The remainder of the capital is being used to fund the growth of our business.

If internal revenues prove insufficient to support our growth plans, we may consider raising additional funds through debt or equity financing. There can be no assurance that such funding will be available on acceptable terms, in timely fashion or even available at all. Should new funds be delayed, we plan to reduce expenses to a sustainable level and to tailor our development programs accordingly.

We believe that our liquidity will improve throughout our upcoming fiscal year ending 6/30/08. We believe that this improvement will be a result of our ongoing cost-cutting initiatives in the U.S. coupled with continued improved sales picture in our U.S. operation. Notwithstanding the improved outlook as a result of our internal initiatives, we remain guarded in our optimism given the weakness in the U.S. economy, which, should it affect buying decisions of our target market, will impact our liquidity through reduced sales in the U.S.

We believe that the combination of streamlined operations in the U.S. coupled with no further responsibility for liabilities of our parent will enable us to generate cash flow from operations for the next 12 months.

Off Balance Sheet Arrangements

The Company’s only off balance sheet arrangements are its operating leases. The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through August 2011. Terms of the leases provide for monthly payments ranging from $500 to $13,500. For the years ended June 30, 2007 and 2006, the Company incurred rent expense totaling approximately $668,000 and $737,000, respectively.

Future annual minimum payments under non-cancelable operating leases are as follows:

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

Need for Technology Solutions

A variety of factors drive the automotive market’s need for sophisticated technology solutions, including the following:

Inventory Management

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

Competition

In the U.S., the need for technology solutions has been accelerated by the expansion of large specialty parts retailers such as Advance Auto Parts, Inc. and large auto service chains like Monro Muffler and Brake, Inc. This expansion has driven smaller competitors to computerize or upgrade their existing systems with more modern business management solutions enabled for information products and online services. Many of the systems used by smaller competitors today are older, character-based or systems developed in-house that have a limited ability to integrate current information products and online services.

Volume and Complexity of Information

Businesses in the automotive aftermarket manage large volumes of information from numerous sources with complex inter-relationships. There are over 4.5 million different stock-keeping units (“SKUs”) available to parts sellers in the product catalogs used by the U.S. automotive aftermarket. The numbers of SKUs increase in the order of some 5% each year. Moreover, manufacturers update product information and product prices with increasing frequency as they improve their internal processing and try to keep pace with consumer trends. As a result, most automotive aftermarket businesses require sophisticated inventory management systems, accurate and timely information on parts, tires, and repair delivered through online services to communicate, manage and present this volume of data effectively.

Customer Service Requirements

Consumer demand for same-day repair service and the need to maintain efficient use of repair bays, forces automotive service providers to demand prompt and accurate delivery of specific parts and tires from their suppliers. Getting the required product promptly depends on all the parties having access to timely information about product price and availability. To meet these demanding customer service requirements successfully, automotive aftermarket participants need business management systems, product information and online services that enable workers to reliably and accurately transact their business between warehouse distributors, parts stores and automotive service providers.

Regional Efficiencies

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

We expect growth in the automotive aftermarket will continue to be driven by:

•	gradual growth in the aggregate number of vehicles in use;

•	an increase in the average age of vehicles in operation;

•	fewer new vehicles being purchased due to a slow down in the economy;

•	growth in the total number of miles driven per vehicle per year; and

•	increased vehicle complexity.

Plans for Growth

We see opportunities to expand the breadth of our client base within the automotive industry and diversify into new industries with similarly complex needs. We plan to offer tailored business management and distribution software to the wholesale distributor market of the automotive industry. We also plan to expand and diversify our client and product mix in the UK to serve the lumber and hardware industries, which we believe have an unmet need for the efficiency offered by our suite of business software solutions and services. Our growth plans include adapting and updating our software products to serve other vertical markets as well as through potential acquisitions.

New Market Opportunities: the Lumber, Hardware and Wholesale Distributor Markets and Additional Territories

We have identified that the lumber, hardware and wholesale distribution industries would benefit from the business management and distribution systems developed by MAM Software for its customers in the automotive aftermarket. We already have 30 UK clients operating in the hardlines and lumber market and electrical wholesale distribution market who are using a derivative of MAM Software’s Autopart product, known as “Trader.” We originally moved the Autopart product into these additional vertical markets a couple of years ago after being approached by companies operating within these vertical markets who could not find a management solution that satisfied their requirements. To date, these additional vertical markets have made only a limited contribution to the revenues of MAM Software.

These new market opportunities are made up of the following: The lumber and hardware market consists of independent lumber and building materials yards, independent hardware retailers, home improvement centers, retail nurseries and garden centers. Wholesale distributors of products, include electrical suppliers, medical suppliers, plumbing, heating and air conditioning, brick, stone and related materials, and industrial suppliers, services, machinery and equipment, among others.

We are increasing our promotion of the “Trader” product to these markets and will specifically target medium sized businesses with revenues of between $2 million and $10 million. We intend to do this through a number of channels, internet, direct marketing, advertorials and trade shows. The Internet channel will initially focus on raising awareness of the website and the Trader product this will be done through a new website specifically for the Trader product. This in turn will be tied to advertising via the internet, which will consist of us taking banner ads on industry websites such as Building.co.uk a UK website aimed at the building trade and EDA.com, which is the UK Electrical Distributors Association website. These banner ads will direct customers to straight through to the Trader website where the benefits of this system will be explained. We will also look to raise awareness of the Trader product by placing advertisements in trade journals and will look to have articles and editorial reviews written about the product and its advantages for those operating within these markets. We will also target medium sized businesses within these vertical markets with direct mail pieces such as product fliers, product demo CDs and case studies from the small client base we have in this market, these will then be followed by MAM’s existing internal sales team can follow up and generate qualified leads for the external sales representatives. We recognize that we will need industry experience to sell effectively within these markets and intend to recruit a suitably experienced and qualified sales manager to lead this development. In addition to direct marketing we will attend trade shows and exhibitions that will gives us the opportunity to invite businesses that we have targeted previously while giving us exposure to those businesses that as yet we haven’t connected with.

We believe that there are many opportunities in other parts of the world where we could sell our technologies and services. We are considering expanding into markets such as South Africa, Australia and India, and may wish to establish operations in partnership with regional businesses to assist us in both the sales and administrative aspects of building a global business.

Strategic Goals

We hope to increase our share of the U.S. and Canadian markets by (i) expanding our OpenWebs™ sales team, (ii) increasing the sales and marketing presence of our Autopart product, and (iii) focusing on the service station element of the market. In the UK and Europe we expect to continue to grow our market share through (i) an increased marketing presence, (ii) alliances with major manufacturers and national retail chains within the automotive aftermarket, and (iii) moving our supply chain management software into new vertical markets. We believe that our successful experience within the automotive market will translate well into other vertical markets that have similarly complex supply chains. By developing specific sales teams with relevant market experience and supporting with them suitable marketing collateral, we believe that within two years these teams will generate significant revenue and earnings. The Company plans, at this stage, to focus only on the UK for these additional vertical market opportunities.

Development Costs

Our plan of operation in the next twelve months includes a strategy for growth within our existing subsidiaries with a particular focus on growing our US operation. We estimate that the operational and strategic development plans we have identified will require approximately $10,000,000, excluding depreciation and amortization. We expect to spend approximately $3,000,000 on research and development, $4,600,000 in general and administrative expenses and $2,400,000 on sales and marketing in our growth plan. In addition to using these funds to grow our core business in the US, we also plan to utilize a portion of these development costs to adapt our existing products to serve the wholesale distributor market place in other industries.

We plan to finance the required $10,000,000 with a combination of cash flow from operations as well as through equity and debt financing. In July 2007, we raised approximately $2.5 million in equity (before expenses) and in December 2007 we completed a debt financing for gross proceeds of $6 million (before expenses), which is comprised of a $5 million term loan and a $1 million revolving line of credit.

We have used a portion of the aforementioned funds raised to a) settle the judgment that Mr. McKenna had against one of our subsidiaries and b) have also paid Mr. Blumenthal $1,141,000, of which $144,000 was in Company common stock the rest being cash, to settle an outstanding loan note, c) In addition a portion of our raised capital approximately $1,000,000 will be utilized to reduce ASNA’s current accounts payable to an acceptable industry norm.

We expect to use the remaining funds raised and generated from operations to expand sales and marketing in the US operation, in addition to allow investment into capital items, specifically computer hardware.

Item 7. Financial Statements

FINANCIAL STATEMENTS

AFTERSOFT GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets as of June 30, 2007 and 2006 (restated)	F–2

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended June 30, 2007 and 2006 (restated)	F–3

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2007 and 2006 (restated)	F–4

Consolidated Statements of Cash Flows for the Years Ended June 30, 2007 and 2006 (restated)	F–5

Notes to Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
of Aftersoft Group, Inc.

We have audited the accompanying consolidated balance sheets of Aftersoft Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aftersoft Group, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 10, the accompanying consolidated financial statements as of and for the year ended June 30, 2006 have been restated to retroactively reflect combinations of entities under common control that occurred during fiscal 2007.

/s/ KMJ CORBIN & COMPANY LLP

Irvine, California
October 12, 2007

AFTERSOFT GROUP, INC.
CONSOLIDATED BALANCE SHEET

(In thousands, except share data)	As of June 30, 2007	Restated(1) As of June 30, 2006
ASSETS
Current Assets
Cash	$665	$458
Accounts receivable, net of allowance of $227 and $332, respectively	3,765	4,465
Note receivable	865	950
Amount due from parent company	264	—
Investment in non-marketable securities	688	688
Investments in available-for-sale securities	360	—
Inventories	339	264
Other	624	548
Total Current Assets	7,570	7,373

Property and Equipment, Net	359	310
Other Assets
Goodwill	22,393	22,700
Amortizable intangible assets, net	7,494	8,080
Software development costs, net	1,301	1,256
Other Long-Term Assets	29	46
Total Assets	$39,146	$39,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,688	$1,872
Accrued expenses	2,050	1,984
Current portion of accrued litigation costs	2,275	1,970
Payroll and other taxes	1,045	832
Current portion of long-term debt and accrued interest	745	898
Current portion of deferred revenue	1,397	2,634
Taxes payable	764	988
Amount due to parent company	–	14
Other current liabilities	7	55
Total Current Liabilities	10,971	11,247

Long-Term Liabilities
Deferred revenue, net of current portion	753	1,073
Deferred income taxes	880	880
Accrued litigation costs, net of current portion	1,500	—
Long-term debt, net of current portion	4	10
Other	–	487
Total Liabilities	14,108	13,697

Commitments and contingencies	–

Stockholders’ Equity
Preferred stock
Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	–	—
Common stock
Par value $0.0001 per share; 150,000,000 shares authorized, 80,127,384 and 79,821,167 shares issued and outstanding, respectively	8	8
Additional paid-in capital	26,123	25,564
Accumulated other comprehensive income (loss)	1,523	(376)
Accumulated earnings (deficit)	(2,616)	872
Total Stockholders’ Equity	25,038	26,068
Total Liabilities and Stockholders’ Equity	$39,146	$39,765

(1) See Notes 1 and 10.

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data)	For the Year Ended June 30, 2007	Restated(1) for the Year Ended June 30, 2006
Revenues	$26,778	$23,479
Cost of revenues	11,061	10,756
Gross Profit	15,717	12,723

Operating Expenses
Research and development	3,693	3,567
Sales and marketing	2,488	2,353
General and administrative	5,112	6,439
Depreciation and amortization	1,947	1,721
Impairment of goodwill	3,100	-
Total Operating Expenses	16,340	14,080
Operating Loss	(623)	(1,357)

Other Income (Expense)
Gain on extinguishment of liability	487	-
Interest expense	(149)	(154)
(Loss) gain on sale of property and equipment	(4)	224
Litigation costs	(2,350)	-
Other, net	26	22
Total other income (expense), net	(1,990)	92

Pre-tax loss from continuing operations	(2,613)	(1,265)

Provision for income taxes	1,040	758

Loss from continuing operations	(3,653)	(2,023)

Income from discontinued operations, net of tax	543	448
Gain (loss) on sale of discontinued operations, net of tax	(378)	295
Net Loss	(3,488)	(1,280)

Foreign currency translation gain (loss)	1,899	(74)
Total Comprehensive Loss	$(1,589)	$(1,354)

Loss per share attributed to common stockholders - basic and diluted
Net loss from continuing operations	$(0.04)	$(0.03)
Discontinued operations	-	0.01
Net Loss	$(0.04)	$(0.02)
Weighted average number of shares of common stock outstanding - basic and diluted	79,828,912	78,401,233

(1) See Notes 1 and 10.

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance as of June 30, 2005	32,500,000	$3	$20,934	$(302)	$2,152	$22,787
Restatement relating to combinations of entities under common control(1):
Common stock issued for acquisition of EXP Dealer Software Limited	28,000,000	2	2,916	-	-	2,918
Common stock issued for acquisition of Dealer Software and Services Limited	16,750,000	2	686	-	-	688
Restated balance as of June 30, 2005	77,250,000	7	24,536	(302)	2,152	26,393
Shares issued in connection with merger with W3 Group, Inc.	1,601,167	1	(1)	-	-	-
Common stock issued to a consultant for services performed	470,000	-	499	-	-	499
Common stock issued for the acquisition of software licenses	500,000	-	530	-	-	530
Foreign currency translation adjustments	-	-	-	(74)	-	(74)
Net loss	-	-	-	-	(1,280)	(1,280)
Balance as of June 30, 2006(restated)	79,821,167	8	25,564	(376)	872	26,068
Common stock issued to consultants for services performed	6,217	-	3	-	-	3
Common stock issued to convert long-term debt	300,000	-	144	-	-	144
Fair value of warrants issued for litigation costs	-	-	412	-	-	412
Foreign currency translation adjustments	-	-	-	1,899	-	1,899
Net loss	-	-	-	-	(3,488)	(3,488)
Balance as of June 30, 2007	80,127,384	$8	$26,123	$1,523	$(2,616)	$25,038

(1) See Notes 1 and 10.

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	For the Year Ended June 30, 2007	Restated(1) For the Year Ended June 30, 2006
Cash Flows from operating activities :
Net loss	$(3,488)	$(1,280)
Adjustments to reconcile net loss to cash provided by operating activities:
Non-cash revenues	(360)	-
Depreciation and amortization	1,947	1,721
Gain on extinguishment of liability	(487)	-
Loss (gain) on sale of property and equipment	4	(224)
Fair value of warrants issued for litigation costs	412	-
Pre-tax loss (gain) on sale of discontinued operations	378	(422)
Common stock issued for consulting services	3	499
Impairment of goodwill	3,100	-
Changes in assets and liabilities (net of the effect of acquisitions and divestitures):
Accounts receivable	(233)	(1,406)
Inventories	(75)	109
Prepaid expenses and other assets	(59)	(87)
Net advances from (repayments to) parent company relating to operating activities	(278)	(870)
Accounts payable	884	(52)
Taxes payable	(224)	904
Deferred revenue	(1,235)	306
Accrued expenses and other liabilities	300	1,441
Accrued litigation costs	1,805	-
Net cash provided by operating activities	2,394	639

Cash Flows from investing activities:
Purchase of property and equipment	(228)	(130)
Proceeds from the sale of property and equipment	-	103
Net advances from (repayments to) parent company relating to investing activities	(1,250)	1,268
Capitalized software development costs	(585)	(551)
Net cash (used in) provided by investing activities	(2,063)	690

Cash Flows from financing activities:
Payments on long-term debt	(84)	(1,043)
Net cash used in financing activities	(84)	(1,043)

Effect of exchange rate changes	(40)	(86)
Net increase in cash	207	200

Cash at beginning of year	458	258
Cash at end of year	$665	$458
(continued)

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.

(In thousands)	For the Year Ended June 30, 2007	Restated(1) For the Year Ended June 30, 2006
(Consolidated Statement of Cash Flows continued)
Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$149	$130
Income taxes	$1,300	$182
Non-cash investing and financing transactions during the year for:
Settlement of note receivable by offsetting against amounts due to Parent	$950	$510
Shares issued for acquisition of software licenses	$-	$530
Proceeds from sale of office equipment offset against amounts due to Parent	$-	$308
Proceeds from sale of Euro Soft offset against amounts due to parent company	$-	$450
Earn-out payments to third parties related to EXP paid by Parent	$2,200	$-
Shares issued for conversion of long-term debt	$144	$-

Euro Software Services Limited divestiture:
Accounts receivable	$-	$880
Software licenses	-	530
Accounts payable	-	(240)
Income taxes payable	-	(192)
Pre-tax gain on sale	-	422
Note receivable	$-	$1,400

Divestiture of Dealer Software and Services Limited :
Accounts receivable	$933	$-
Goodwill	700	-
Accounts payable	(68)	-
Deferred revenue	(322)	-
Loss on sale	(378)
Note receivable	$865	$-

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation

Aftersoft Group, Inc. (together with its subsidiaries, the “Company”) is a subsidiary of Auto Data Network, Inc. (“ADNW” or the “Parent”), which owns approximately 82% of the outstanding Common Stock. Subsequent to year-end, ADNW is in the process of distributing to its stockholders the shares it holds in the Company.

The Company is a provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe (primarily in the United Kingdom - “UK”) and North America. MAM Software Limited (“MAM”) is based in Sheffield, UK. Aftersoft Network N.A., Inc. (“ASNA”) is comprised of ASNA Warehouse Distribution Management, Inc. and ASNA Tire Management Inc., which are based in San Juan Capistrano, California and ASNA Autoservice, Inc., which is based in Allentown, Pennsylvania. EXP Dealer Software Limited (“EXP”) has two wholly owned subsidiaries. MMI Automotive Limited (“MMI Automotive”) is based in Swindon, UK. Chester, UK-based Anka Design Limited (“Anka”) is an advertising and design business serving the automotive and technology sectors. Dealer Software and Services Limited (“DSS”) is based in Chester and had a subsidiary that was divested in fiscal 2007 (see Note 2).DSS held an 18.18% ownership interest in DCS Automotive Limited (“DCS”), which it divested in fiscal 2008 (see Note 12).

On December 21, 2005, W3 Group, Inc. (“W3”) consummated an Acquisition Agreement(“Agreement”) to acquire all 1,500 of the outstanding shares of Common Stock of Old Aftersoft Group, Inc.(“Oldco”) owned by ADNW in exchange for the issuance of 32,500,000 newly issued shares of W3, par value $0.0001 per share (the “Common Stock”).

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

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

Combination of Entities under Common Control

On August 26, 2006, the Company acquired 100% of the issued and outstanding shares of EXP from ADNW in exchange for issuing 28,000,000 shares of Common Stock to ADNW. In addition, on February 1, 2007, the Company acquired 100% of the issued and outstanding shares of DSS from ADNW in exchange for issuing 16,750,000 shares of Common Stock to ADNW. Since these acquisitions are with the Company’s majority shareholder, the net assets acquired are recorded at the amounts effected in ADNW’s consolidated financial statements as of July 1, 2005, and all historical financial statements for the years ended 2006 and 2007 have been retroactively restated as though the transactions had occurred on July 1, 2005 (see Note 10).

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

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2007 and 2006, the Company had $88,000 and $15,000, respectively, of balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

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

No customer accounted for more than 10% of the Company’s revenues during the years ended June 30, 2007 and 2006.

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

Geographic Concentrations

The Company conducts business in the United States, Canada and the UK. From customers’ headquartered in their respective countries, the Company derived 20% of its revenues from the United States, and 80% from its UK operations during the year ended June 30, 2007 compared to 1% from Canada, 26% from the United States and 73% from the UK for the year ended June 30, 2006 (as restated). At June 30, 2007, the Company maintained 89% of its net property and equipment in the UK with the remaining 11% in North America. At June 30, 2006, the Company maintained 98% of its net property and equipment in the UK with the remaining 2% in North America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectibility of accounts and notes receivable, the recoverability of long-lived assets and valuation of deferred tax assets. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments consist of cash, accounts receivable, notes receivable, related party loans, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments classified as current, approximate their fair values as of June 30, 2007 and 2006 due to their short-term maturities. The difference between the fair value and recorded values of the related party loans and long-term debt are not significant due to the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company’s non-current instruments.

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Available-for-Sale Investments

The Company accounts for its investments in debt and equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”(“SFAS 115”). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company classifies its marketable securities as available-for-sale under SFAS 115. Marketable securities consist of equity securities. The specific identification method is used to determine the cost basis of securities disposed of Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income, net of tax. At June 30, 2007, investments consist of corporate stock with no unrealized gain or loss.

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

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

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

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

For the years ended June 30, 2006 and 2007, goodwill activity was as follows:

Balance, July 1, 2005	$22,065,000
Restatement for combination of entity under common control - EXP	635,000
Balance, July 1, 2005 and June 30, 2006 (as restated)	22,700,000
Earn-out payments to third parties related to EXP (see Note 2)	2,200,000
Effect of exchange rate changes	1,293,000
Impairment charge	(3,100,000)
Elimination of goodwill related to divesting of CSC (see Note 2)	(700,000)
Balance, June 30, 2007	$22,393,000

At June 30, 2007, goodwill is allocated to the following segments (see Note 11):

Automotive Part and Aftermarket Sales and Service	$20,030,000
On Line Service Business	1,640,000
Auto Dealer Management	723,000
$22,393,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2007 and 2006, the Company’s management believes there is no impairment of its long-lived assets (other than goodwill discussed above). There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

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

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Accordingly, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectibility is probable.

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

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

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

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into U.S. dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $1,899,000 and ($74,000) (restated) for the years ended June 30, 2007 and 2006, respectively.

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

Income Taxes

The Company accounts for domestic and foreign income taxes under Statement of Financial Accounting Standards No. 109(“SFAS 109”), “Accounting for Income Taxes.”

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

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

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

The following is a reconciliation of the numerator and denominators of the basic and diluted earnings (loss) per share computation for the years ended June 30:

	2007	(As Restated) 2006
Numerator for basic and diluted loss per share:
Net loss available to common stockholders	$(3,488,000)	$(1,280,000)

Denominator for basic and diluted loss per common share:
Weighted average number of shares of common stock outstanding	79,828,912	78,401,233
Net loss per common share available to common stockholders - basic and diluted	$(0.04)	$(0.02)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”),”Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “ The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

NOTE 2. Acquisitions and Divestitures

Euro Software Services Limited

On January 17, 2006, the Company acquired 100% of the outstanding Common Stock of Euro Software Services Limited (“EuroSoft”) from a third party for 500,000 shares of its unregistered Common Stock valued at $1.06 per share (based on the closing price at the date of the transaction). As Euro Soft had no operations, customers, accounts receivable or accounts payable at that date, the Company considered the transaction an acquisition of software licenses totaling $530,000.

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

The sale of Euro Soft resulted in a gain on the sale of discontinued operations as follows:

Accounts receivable sold	$880,000
Software licenses sold	530,000
Accounts payable assumed	(240,000)
Income taxes payable assumed	(192,000)
Net assets sold	978,000
Consideration received	1,400,000
Pre-tax gain on sale of discontinued operations	$422,000
Income taxes	(127,000)
Gain on sale of discontinued operations, net of tax	$295,000

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

Included in discontinued operations of the Company are the following results of EuroSoft between January 17, 2006 and June 10, 2006:

Revenues	$880,000
Cost of sales	240,000
Income from operations	640,000
Income taxes	192,000
Income from discontinued operations, net of tax	$448,000

EXP Dealer Software Limited

The acquisition was recorded as a combination of an entity under common control (see Note 1).

During the year ended June 30, 2007, ADNW made earn-out payments on behalf of the Company to the previous owners of Anka totaling $1,500,000 pursuant to the original acquisition agreement between ADNW and the previous owners. Such payments were recorded as goodwill with a corresponding reduction in the amount due from parent company. There are no additional potential earn-out payments under the acquisition agreement.

Dealer Software and Services Limited

This acquisition was recorded as a combination of an entity under common control (see Note 1). DSS had a wholly owned subsidiary, Consolidated Software Capital Limited (“CSC”).

During the year ended June 30, 2007, ADNW made earn-out payments on behalf of the Company to the previous owners of CSC totaling $700,000 related to the original CSC acquisition by ADNW under the acquisition agreement. Such payments were recorded as goodwill with a corresponding reduction in the amount due from parent company. There are no additional potential earn-out payments under the acquisition agreement.

On June 17, 2007, DSS sold all of its CSC shares for a note receivable of $865,000. This note has the following terms: $432,750 is due 180 days from the date of disposal with the final payment becoming due 360 days from disposal. The $865,000 is reported as a note receivable in the accompanying consolidated balance sheet.

The operations of CSC are considered discontinued operations.

The sale of CSC resulted in a loss on the sale of discontinued operations as follows:

Accounts receivable sold	$933,000
Goodwill written off	700,000
Accounts payable assumed	(68,000)
Deferred revenue assumed	(322,000)
Net assets sold	1,243,000
Consideration received	865,000
Loss on sale of discontinued operations	$378,000

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

Included in discontinued operations of the Company are the following results of CSC between July 1, 2006 and June 17, 2007(there was no operating activity in this entity prior to July 1, 2006):

Revenues	$611,000
Cost of sales	68,000
Income from operations	543,000
Income taxes	–
Income from discontinued operations, net of tax	$543,000

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

From time to time ADNW makes advances to or borrows funds from the Company. The net balance of such advances/(loans), totaling $264,000 at June 30, 2007 and ($14,000) at June 30, 2006, are non-interest bearing and currently have no specified due date.

NOTE 4. Property and Equipment

Property and equipment consist of the following:

	June 30, 2007	(restated) June 30, 2006
Leasehold improvements	$172,000	$131,000
Computer and office equipment	314,000	163,000
Equipment under capital leases	54,000	52,000
Furniture and equipment	469,000	439,000
	1,009,000	785,000
Less : Accumulated depreciation	(650,000)	(475,000)
	$359,000	$310,000

Depreciation expense on fixed assets for the years ended June 30, 2007 and 2006 was $162,000 and $329,000 (restated), respectively.

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

NOTE 5. Intangible Assets

Intangible assets consist of the following:

	June 30, 2007	(Restated) June 30, 2006
Assets not subject to amortization:
Goodwill	$22,393,000	$22,700,000
Assets subject to amortization:
Completed software technology (9-10 years useful life)	$4,886,000	$4,741,000
Customer contracts / relationships (10 years useful life)	5,837,000	5,497,000
Automotive data services (20 years useful life)	391,000	346,000
	11,114,000	10,584,000
Less : Accumulated amortization	(3,620,000)	(2,504,000)
Amortizable intangible assets, net	$7,494,000	$8,080,000

Software development costs	$2,458,000	$1,664,000
Less : Accumulated amortization	(1,157,000)	(408,000)
Software development costs, net	$1,301,000	$1,256,000

For the years ended June 30, 2007 and 2006, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $1,785,000 and $1,392,000 (restated), respectively.

Estimated future amortization of software development costs and intangibles is as follows:

Years Ending June 30,
2008	$1,949,000
2009	1,561,000
2010	1,312,000
2011	1,173,000
2012	1,112,000
Thereafter	1,688,000
Total	$8,795,000

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 6. Long-Term Debt and Accrued Interest

Long-term debt and accrued interest consists of the following:
	June 30, 2007	(Restated) June 30, 2006
Notes payable to former owners of acquired businesses bearing interest at 8% per annum, payable in monthly installments of principal and interest of $11,098 and increasing periodically to $20,905 through May 2007, at which time the remaining balance is due, secured by certain assets of the Company. This note was repaid after June 30, 2007 (see Note 12).	$479,000	$687,000
Notes payable to former owners of acquired business, bearing interest at 9% per annum, payable in monthly installments of principal and interest of $13,177 through May 2007, secured by certain assets of the Company. This note was repaid after June 30, 2007 (see Note 12).	186,000	186,000
Accrued interest	69,000	—
Other	15,000	35,000
	749,000	908,000
Less: Current portion	745,000	898,000
	$4,000	$10,000

During the year ended June 30, 2007, the Company issued a note holder 300,000 shares of Common Stock totaling $144,000 (valued at the closing price of the Common Stock on the date of the transaction), as a partial conversion of the 8% note payable balance.

Future maturities of long-term debt at June 30, 2007 are as follows:

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

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

The provision for income taxes consists of the following for the years ended June 30, 2007 and 2006:

	USA Federal	USA State	UK Corporate	Total
2007
Current	$50,000	$63,000	$927,000	$1,040,000
Deferred	–	–	–	–
Total	$50,000	$63,000	$927,000	$1,040,000
2006
Current	$–	$–	$758,000	$758,000
Deferred	–	–	–	–
Total	$–	$–	$758,000	$758,000

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets consist of the following at June 30, 2007 and 2006:

	June 30, 2007	(Restated) June 30, 2006
Deferred tax assets:
Net operating loss carry-forwards	$6,730,000	$6,416,000
Deferred revenue	731,000	604,000
Reserves and accruals	1,650,000	150,000
Long-term liabilities	—	209,000
Total deferred tax assets	9,111,000	7,379,000
Deferred tax liabilities:
Other acquired amortizable intangibles	(2,573,000)	(2,192,000)
Software development costs	(455,000)	(394,000)
Depreciation and amortization	(319,000)	(319,000)
State taxes	(351,000)	(351,000)
Total deferred tax liabilities	(3,698,000)	(3,256,000)
Valuation allowance	(6,293,000)	(5,003,000)
Net deferred tax liabilities	$(880,000)	$(880,000)

The Company believes that uncertainty exists with respect to future realization of the U.S. deferred tax assets and has established valuation allowance for the full amount as of June 30, 2007. The Company established an allowance of approximately $4.1 million when it purchased CarParts Technologies.

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

The provision (benefit) for income taxes for the years ended June 30, 2007 and 2006 differs from the amount computed by applying the U.S. Federal income tax rates to net loss from continuing operations before taxes as a result of the following:

	June 30,
	2007	2006
Taxes at statutory rates applied to loss from continuing operations before taxes	$(889,000)	$(443,000)
State taxes, net of federal effect	(165,000)	(68,000)
Non-deductible goodwill impairment	1,240,000	–
Other non-deductible expenses	40,000	30,000
Differential in UK corporate tax rate	(182,000)	(117,000)
Income generated in tax-free location	(294,000)	–
Change in valuation allowance	1,290,000	1,356,000
Total adjustments	1,929,000	1,201,000
Provision for income taxes	$1,040,000	758,000

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

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

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

(2)
Homann Tire LTD (“Homann”) filed a complaint against the Company’s subsidiary ASNA Tire in California District Court on August 11, 2005 regarding the Company’s obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002.

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

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through August 2011. Terms of the leases provide for monthly payments ranging from $500 to $13,500. For the years ended June 30, 2007 and 2006, the Company incurred rent expense totaling approximately $668,000 and $737,000 (restated), respectively. Future annual minimum payments under non-cancelable operating leases are as follows:

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

NOTE 10. Restatement of Previously Issued Financial Statements

The following tables present a summary of the effects of the restatement adjustments on the Company’s consolidated balance sheet as of June 30, 2006, and the related consolidated statements of operations and cash flows for the year ended June 30, 2006:

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

Consolidated balance sheet as of June 30, 2006 (in thousands, except share data):

	As Previously Reported	*Adjustments	As Restated
ASSETS
Current Assets:
Cash	$423	$35	$458
Accounts receivable, net of allowance of $332	3,409	1,056	4,465
Note receivable	950	–	950
Investment in non marketable securities	–	688	688
Inventories	246	18	264
Other	231	317	548
Total Current Assets	5,259	2,114	7,373

Property and Equipment, net	155	155	310

Other Assets:
Goodwill	22,061	639	22,700
Amortizable intangible assets, net	5,644	2,436	8,080
Software development costs, net	1,256	–	1,256
Other long term assets	46	–	46
Total Other Assets	29,007	3,075	32,082
Total Assets	$34,421	$5,344	$39,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,707	$165	$1,872
Accrued expenses	1,396	588	1,984
Accrued consulting fees	550	(550)	—
Current portion of accrued litigation costs	1,970	–	1,970
Payroll and other taxes	655	177	832
Current portion of long term debt and accrued interest	898	–	898
Current portion of deferred revenue	1,216	1,418	2,634
Taxes Payable	807	181	988
Amount due to parent company	–	14	14
Other current liabilities	14	41	55
Total Current Liabilities	9,213	2,034	11,247

Long–Term Liabilities:
Deferred revenue, net of current portion	1,073	–	1,073
Deferred income taxes	880	–	880
Long-term debt, net of current portion	10	–	10
Other	487	–	487
Total Liabilities	11,663	2,034	13,697

Commitments and contingencies

Stockholders’ Equity:
Preferred stock: Par value $0.0001 per share; 10,000,000 authorized, none issued and outstanding	–	–	–
Common stock: Par value $0.0001 per share; 150,000,000 shares authorized, 80,127,384 and 79,821,167 issued and outstanding respectively	4	4	8
Additional paid-in-capital	21,962	3,602	25,564
Accumulated other comprehensive income (loss)	(388)	12	(376)
Accumulated earnings (deficit)	1,180	(308)	872
Total Stockholders’ Equity	22,758	3,310	26,068
Total Liabilities and Stockholders’ Equity	$34,421	$5,344	$39,765

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

Consolidated statement of operations for the year ended June 30, 2006 (in thousands, except share data):

	As previously Reported	*Adjustments	As Restated
Revenues	$19,261	$4,218	$23,479
Cost of revenues	9,746	1,010	10,756
Gross Profit	9,515	3,208	12,723

Operating Expenses
Research and development	3,089	478	3,567
Sales and marketing	1,904	449	2,353
General and administrative	4,489	1,950	6,439
Depreciation and amortization	1,275	446	1,721
Total Operating Expenses	10,757	3,323	14,080

Operating Loss	(1,242)	(115)	(1,357)

Other Income (Expense)
Interest expense	(130)	(24)	(154)
Gain on disposal of assets	224	–	224
Other, net	20	2	22
Total Other Income (Expense)	114	(22)	92

Pre-Tax Loss from continuing operations	(1,128)	(137)	(1,265)

Provision for income taxes	587	171	758
Loss from continuing operations	(1,715)	(308)	(2,023)

Income from discontinued operations, net of tax	448	–	448
Gain on sale of discontinued operations	295	–	295
Net Loss	(972)	(308)	(1,280)

Foreign currency translation adjustment	(86)	12	(74)
Total Comprehensive Loss	$(1,058)	$(296)	$(1,354)

Loss per share attributed to common stockholders - basic and diluted
Net loss from continuing operations	$(0.05)		(0.03)
Discontinued operations	0.02		0.01
Net Loss	$(0.03)		(0.02)
Weighted average number of shares of common stock outstanding -basic and diluted	33,651,233	44,750,000	78,401,233

* Adjustments represent the historical operations of EXP Dealer Software Limited and Dealer Software and Services Limited for the year ended June 30, 2006.

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

Consolidated statement of cash flows for the year ended June 30, 2006 (in thousands):

	As Previously Reported	*Adjustments	As Restated
Cash flows from operating activities
Net loss	$(972)	$(308)	$(1,280)
Adjustment to reconcile net loss to cash provided by operating activities :
Depreciation and amortization	1,275	446	1,721
Gain on sale of property and equipment	(224)	-	(224)
Gain on sale of discontinued operations	(422)	-	(422)
Common stock issued for consulting services	499	-	499
Changes in operating assets and liabilities (net of the effect of acquisitions and divestitures) :
Accounts receivable	(752)	(654)	(1,406)
Inventories	112	(3)	109
Prepaid expenses and other assets	(126)	39	(87)
Net advances from (repayments to) parent company relating to operating activities	—	(870)	(870)
Accounts payable	18	(70)	(52)
Taxes payable	780	124	904
Deferred revenue	(305)	611	306
Accrued expenses and other liabilities	1,587	(146)	1,441
Net cash provided by operating activities	1,470	(831)	639

Cash flows from investing activities
Purchase of property and equipment	(62)	(68)	(130)
Proceeds from the sale of property and equipment	103	-	103
Net advances from (repayments to) parent company relating to investing activities	—	1,268	1,268
Capitalized software development costs	(551)	-	(551)
Net cash (used in) provided by investing activities	(510)	1,200	690

Cash flows from financing activities
Proceeds from related party advances	617	(617)	—
Payment on long-term debt	(1,043)	-	(1,043)
Payment to related party under advances	(219)	219	—
Net cash used in financing activities	(645)	(398)	(1,043)

Effect of exchange rate changes	(86)	-	(86)

Net increase (decrease) in cash	229	(29)	200

Cash at beginning of period	194	64	258
Cash at end of period	$423	$35	$458

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

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

•
Automotive Dealership Management Software - consisting of the operations of MMI Automotive which provides software products and services to automotive dealerships to help increase business efficiency and profitability.

•	On-Line Service Business - consisting of the operations of Anka, which is an advertising and design business serving the automotive and technology sectors.

The “Unallocated and Other” category includes the results for Aftersoft Group, Inc., Aftersoft Group (UK) Limited and other unallocated items.

	Year Ended June 30, 2007	Restated Year Ended June 30, 2006
Revenue
Automotive Parts Aftermarket Sales and Service	$20,217	$19,261
Automotive Dealership Management Software	3,721	4,218
On-Line Service Business	2,840	–
Consolidated	$26,778	$23,479

Operating Income (Loss)
Automotive Parts Aftermarket Sales and Service	$(1,415)	$573
Automotive DealershipManagement Software	(608)	(115)
On-Line Service Business	1,222	–
Unallocated and Other	178	(1,815)
Consolidated	$(623)	$(1,357)

Depreciation and Amortization
Automotive Parts Aftermarket Sales and Service	$1,462	$1,275
Automotive Dealership Management Software	485	446
On-Line Service Business	–	–
Unallocated and Other	–	–
Consolidated	$1,947	$1,721

Total Assets
Automotive Parts Aftermarket Sales and Service	$30,859	$33,058
Automotive Dealership Management Software	3,806	4,656
On-Line Service Business	2,663	–
Unallocated and Other	1,818	2,051
Consolidated	$39,146	$39,765

AFTERSOFT GROUP, INC.
Notes to the Consolidated Financial Statements (cont’d)
June 30, 2007 and 2006

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

Item 13.  Exhibits

The following exhibits are filed herewith or incorporated by reference as part of this Registration Statement.

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of Aftersoft Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-KSB filed on November 17, 2006).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

10.1
Share Sale Agreement relating to EXP Dealer Software Limited dated August 4, 2006 among Auto Data Network, Inc., Aftersoft Group, Inc. and Aftersoft Dealer Software Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2006).

10.2
Share Sale Agreement relating to Dealer Software and Services Limited dated February 1, 2007 between Aftersoft Group, Inc. and Auto Data Network, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007).

21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2008

AFTERSOFT GROUP, INC. A Delaware corporation, Registrant

By:	/s/ IAN WARWICK
IAN WARWICK Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Warwick	Chairman, Chief Executive Officer and	September 26, 2008
Ian Warwick	Director (Principal Executive Officer)

/s/ Charles F. Trapp	Chief Financial Officer	September 26, 2008
Charles F. Trapp	(Principal Financial Officer and Principal Accounting Officer)

/s/ Simon Chadwick	Chief Operating Officer	September 26, 2008
Simon Chadwick

/s/ Dwight B. Mamanteo	Director	September 26, 2008
Dwight B. Mamanteo

/s/ Marcus Wohlrab	Director	September 26, 2008
Marcus Wohlrab

/s/ Frederick Wasserman	Director	September 26, 2008
Frederick Wasserman

/s/ Gerald M. Czarnecki	Director	September 26, 2008
Gerald M. Czarnecki

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of Aftersoft Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-KSB filed on November 17, 2006).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

10.1
Share Sale Agreement relating to EXP Dealer Software Limited dated August 4, 2006 among Auto Data Network, Inc., Aftersoft Group, Inc. and Aftersoft Dealer Software Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2006).

10.2
Share Sale Agreement relating to Dealer Software and Services Limited dated February 1, 2007 between Aftersoft Group, Inc. and Auto Data Network, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007).

21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).