Form 10-K
period 2008-06-30
Aftersoft Group
filed 2008-09-30
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number 000-27083

Aftersoft Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1108035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Regus House, Herons Way Chester Business Park
Chester CH4 9QR
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 011 44 124 489 3138

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

As of December 31, 2007, approximately 85,335,721 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2007, the last business day of the 2nd fiscal quarter, was approximately $3,288,215.70 based on the average high and low price of $0.30 for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 92,733,220 shares of its common stock outstanding as of September 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

PART I

Item 1. Description of Business

Unless the context indicates or requires otherwise, (i) the term “Aftersoft” refers to Aftersoft Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Software” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “ASNA” refers to Aftersoft Network N.A., Inc. and its operating subsidiaries;(iv) the term “EXP Dealer Software” refers to EXP Dealer Software Limited and its operating subsidiaries; and (v) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to Aftersoft Group, Inc.

Our Company

Aftersoft Group, Inc. provides software, information and related services to businesses engaged in the automotive aftermarket in the US, UK and Canada and to the automotive dealership market in the UK. The automotive aftermarket consists of businesses associated with the life cycle of a motor vehicle from when the original manufacturer’s warranty expires to when the vehicle is scrapped. Products sold by businesses engaged in this market include the parts, tires and auto services required to maintain and improve the performance or appeal of a vehicle throughout its useful life. The Company aims to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

The Company’s business management systems, information products and online services permit our customers to manage their critical day-to-day business operations through automated point-of-sale, inventory management, purchasing, general accounting and customer relationship management.

The Company’s customer base consists of wholesale parts and tire distributors, retailers, franchisees, cooperatives, auto service chains and single location auto service businesses with high customer service expectations and complex commercial relationships.

The Company’s revenues are derived from the following:

•	The sale of business management systems comprised of proprietary software applications, implementation and training; and

•	Providing subscription-based services, including software support and maintenance, information (content) products and online services for a fee.

CORPORATE BACKGROUND

Aftersoft is a subsidiary of Auto Data Network, Inc. (“ADNW”), which owns approximately seventy-six percent (76.83%) of the Company’s outstanding Common Stock. ADNW is a publicly traded company, the stock of which is currently traded on the Pink Sheets under the symbol ADNW.PK, although it is not current in its reporting obligations with the US Securities and Exchange Commission (“SEC”). ADNW is presently a company in transition and Aftersoft is its only subsidiary. Mr. Ian Warwick currently serves as President and CEO of both Aftersoft and ADNW. ADNW transferred its software aftermarket services operating businesses to Aftersoft as detailed below, and retained its database technology, Orbit. Orbit is a system for supply and collection of data throughout the automotive industry. To date, Orbit is still in its development phase. ADNW will require substantial external funding to bring the technology to its first phase of testing and deployment. ADNW is in the process of spinning off its ownership of Aftersoft to its shareholders, subject to SEC approval of the transaction.

The Company’s principal executive office is located at Regus House, Heronsway, Chester Business Park, Chester, UK, CH4 9QR and its phone number is 011-44-124-489-3138.

In December 2005, W3 Group, Inc. (“W3”) consummated a reverse acquisition and changed its corporate name to Aftersoft Group, Inc. W3, which was initially incorporated in February 1988 in Colorado, changed its state of incorporation to Delaware in May 2003. On December 21, 2005, an Acquisition Agreement (the “Agreement”) was consummated among W3, a separate Delaware corporation named Aftersoft Group, Inc. (“Oldco”) and ADNW in which W3 acquired all of the issued and outstanding shares of Oldco in exchange for issuing 32,500,000 shares of Common Stock of W3, par value $0.0001 per share, to ADNW, which was then the sole shareholder of the Company. At the time of the acquisition, W3 had no business operations. Concurrent with the acquisition, W3 changed its name to Aftersoft Group, Inc. and its corporate officers were replaced. The Board of Directors of the Company appointed three additional directors designated by ADNW to serve until the next annual election of directors. As a result of the acquisition, former W3 shareholders owned 1,601,167, or 4.7% of the 34,101,167 total issued and outstanding shares of Common Stock and ADNW owned 32,500,000 or 95.3% of the Company’s Common Stock. On December 22, 2005, Oldco changed its name to Aftersoft Software, Inc. and is currently inactive.

On August 26, 2006, the Company acquired 100% of the issued and outstanding shares of EXP from ADNW in exchange for issuing 28,000,000 shares of Common Stock to ADNW with a market value of $30,800,000. On February 1, 2007, the Company consummated an agreement to acquire Dealer Software and Services Limited (“DSS”), a subsidiary of ADNW, in exchange for issuing 16,750,000 shares of Common Stock to ADNW with a market value of $15,075,000. ADNW owns 71,250,000 shares or approximately 76.83% of our outstanding shares of Common Stock.

During 2007, the Company conducted a strategic assessment of its businesses and determined that neither EXP nor DSS fit within its long-term business model. The Company identified a buyer for the two businesses in First London PLC (formerly, First London Securities PLC) (“First London”). First London is a UK-based holding company for a group of businesses engaged in asset management, investment banking, and merchant banking. First London’s shares are traded on the London Plus market. First London’s areas of specialization include technology, healthcare, and resources, and its merchant banking operations take strategic, principal positions in businesses that fall within its areas of specialization.

On June 17, 2007, DSS sold all of the shares of Consolidated Software Capital Limited (“CSC”), its wholly owned subsidiary, to RLI Limited, a company affiliated with First London (“RLI”). The consideration for this sale consisted of a note from RLI with a face value of $865,000. On November 12, 2007, as part of the sale of EXP (see below), the $865,000 note was exchanged for 578,672 shares of First London common stock having a fair value of $682,000. The transaction resulted in a loss of $183,000 to the Company.

The Company sold its interest in EXP and DSS, EXP’s wholly owned subsidiary, on November 12, 2007. Pursuant to the terms of a Share Sale Agreement (the “EXP Agreement”), EU Web Services Limited (“EU Web Services”) a subsidiary of First London, agreed to acquire, and the Company agreed to sell, the entire issued share capital of EXP it then owned, which amounted to 100% of EXP’s outstanding stock.

As consideration for the sale of EXP, including DSS, EU Web Services agreed to issue to the Company, within 28 days of the closing, 1,980,198 Ordinary shares (the UK equivalent of common stock), £0.01 par value, in its parent company, First London. The Ordinary shares received by the Company had an agreed upon fair market value of $3,000,000 at the date of issuance of such shares. The Company recorded the shares received at $2,334,000, which represents the bid price of the restricted securities received, and discounted the carrying value by 11% (or $280,000) as, pursuant to the EXP Agreement, the shares could not be sold by the Company for at least 12 months. Further, the EXP Agreement provided that the Company receive on May 12, 2008 additional consideration in the form of: (i) Ordinary shares in EU Web Services having a fair market value of $2,000,000 as of the date of issuance, provided that EU Web Services is listed and becomes quoted on a recognized trading market within six (6) months from the date of the Agreement; or (ii) if EU Web Services does not become listed within the time period specified, Ordinary shares in First London having a fair market value of $2,000,000 as of May 12, 2008. As EU Web Services did not become listed within the six month timeframe, the Company received on August 14, 2008 1,874,414 shares in First London, which had a fair market value of $2,000,000 on May 12, 2008.

The Company currently has the following wholly owned direct operating subsidiaries: MAM Software in the UK, and ASNA in the US.

Aftersoft Group, Inc. Organization Chart

MAM Software Ltd.

MAM Software is a provider of software to the automotive aftermarket in the UK. MAM Software specializes in providing reliable and competitive business management solutions to the motor factoring (also known as jobber), retailing, and wholesale distribution sectors. It also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry. All MAM Software programs are based on the Microsoft Windows family of operating systems. Each program is fully compatible with the other applications in their range, enabling them to be combined to create a fully integrated package. MAM Software is based in Sheffield, UK.

Aftersoft Network N.A., Inc. (ASNA)

ASNA develops open business automation and distribution channel e-commerce systems for the automotive aftermarket supply chain. These systems are used by leading aftermarket outlets, including tier one manufacturers, program groups, warehouse distributors, tire and service chains and independent installers. ASNA products and services enable companies to generate new sales, operate more cost efficiently, accelerate inventory turns and maintain stronger relationships with suppliers and customers. ASNA has three wholly owned subsidiaries operating separate businesses: (i) AFS Warehouse Distribution Management, Inc. and (ii) AFS Tire Management, Inc. which are both based in Dana Point, California, and (iii) MAM Software, Inc., which is based in Allentown, Pennsylvania.

Industry Overview

The Company serves the business needs of customers involved in the supply of parts, maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

The industry is presently experiencing a level of consolidation in the lines that are being sold. The previous distinction of having parts and tires provided by two distinct suppliers is coming to an end, as our customer’s businesses need to offer their clients the widest range of products and services under one roof. As a result, what were previously parts-only stores, jobber’s and warehouses, are now taking in tire inventory as well in order to satisfy their clients’ demands, and vice-versa. This in turn is causing owners of these businesses to evaluate their business systems to ensure they can compete over the short, medium and long term. An increase in the “do-it-yourself” market due to “credit crunch” is requiring these systems, but at the same time a need to compete strongly with other parts stores is cutting margins as businesses attempt to attract new and return business. Longer warranties are still deferring the length of time until newer vehicles are entering the aftermarket, except for running spares and service parts, accident damage, and optional add-ons such as security, entertainment, performance and customization.

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

Products and Services

Meeting the needs of the automotive aftermarket requires a combination of business management systems, information products and online services that combine to deliver benefits for all parties involved in the timely repair of a vehicle. The Company provides systems and services that meet these needs and help its customers to meet their customers’ expectations. These products and services include:

1.	Business Management Systems comprised of the Company’s proprietary software applications, implementation and training and third-party hardware and peripherals;

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

4.	Customer Support, Consulting and Training that provide phone and online support, implementation and training.

Business Management Systems

ASNA’s business management systems meet the needs of warehouse distributors, part stores and automotive service providers as follows:

Warehouse Distributors

DirectStep. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system. ASNA through its subsidiary, MAM Software Inc., provides distributors a complete business management system for inventory management, customer maintenance, accounting, purchasing and business analytics. The products enable online trading and services (through ASNA’s OpenWebs product) including price and product information updating integrated with Autopart and VAST products, which are used by parts stores and automotive service providers.

Parts Stores

Autopart. This is a UK-developed product that is sold and promoted in the US by MAM Software Inc. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. It also allows the parts stores to connect with automotive service providers through our Openwebs online services product.

Automotive Service Providers

VAST. This product is designed for and targeted at large- to medium- sized automotive service chains that seek to manage multiple locations and inventories for a regional area is also suited to managing single location stores that are part of a franchise or a buying group. VAST provides point-of-sale, inventory management, electronic purchasing and customer relationship management capabilities. It also allows the automotive service providers to connect with parts and tires warehouse distributors and parts stores through ASNA’s online services and products.

Autowork. This is a UK-developed product that is sold by MAM Software Ltd. This product is designed for and targeted at small single store automotive installers. The Autowork product provides estimate, job card, parts procurement and invoice capabilities. It also allows the automotive installer to connect with parts distributors through the Company’s online services and products. This product has recently been made available over the internet as a Software as a Service product (SaaS), allowing customers to purchase the solution on a monthly basis but without the need to manage the system. It has been launched under the name of Autowork+.

Autopart. This is a UK-developed product that is sold in both the US and UK. In the US it is sold by MAM Software Inc. and in the UK by MAM Software Ltd. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. An Autopart PDA module is also available to allow field sales personnel to record sales activity in real time on handheld devices while on the road. The PDA module also allows the sales representative to maintain their stock and synchronize in real time while traveling or later locally with Autopart directly. It also allows parts stores to connect with automotive service providers through the ASNA online services, OpenWebs.

Information Products

The Company provides product catalog and vehicle repair information required to enable point-of-sale transactions. These proprietary database products and services generate recurring revenues through monthly or annual subscription fees.

MAM Software Ltd. develops and maintains proprietary information products that differentiate its products from those of the majority of its competitors in the UK. In the US and Canada, ASNA develops and maintains a proprietary workflow capability that integrates information products sourced from its suppliers such as Activant, WHI and NAPA to its automotive parts and tire customers, including warehouse distributors, parts stores and automotive service providers.

MAM Software Ltd.’s principal information service is AutoCat, which provides access to a database of over 9 million unique automobile vehicle applications for approximately 500,000 automotive parts product lines in the UK market. Business systems software used by the warehouse distributor, parts store and auto service provider enable the user to access information about parts quickly and accurately. MAM Software Ltd. charges a monthly or annual subscription fee for its information products and provides customers with periodic updates via compact discs. In the UK, there are approximately 1,300 end-users who use our information products.

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

Online Services

Both ASNA and MAM Software Ltd. offer online e-commerce services in the form of system-to-system and web browser implementations. These online services connect the automotive aftermarket from manufacturers through warehouse distributors and parts stores to automotive service providers for the purpose of purchasing parts and tires, fleet and national account transaction processing and online product price information.

OpenWebs(TM) e-Commerce Gateway Services

In the US and Canada, ASNA’s e-commerce gateway services use automotive industry standard messaging specifications to deliver online services that connect the automotive aftermarket supply chain for the purpose of purchasing parts and tires, fleet and national account transaction processing, online product and price updating for parts and tires.

OpenWebs(TM) e-Commerce Browser Services

In the US and Canada, ASNA’s e-commerce browser services enable warehouse distributors and parts stores to provide an online service to automotive service providers for the purpose of purchasing of parts and tires, accessing account information and other browser-based channel management services.

Autonet

In the UK, MAM Software Ltd.’s Autonet online services connect manufacturers, warehouse distributors, parts stores and automotive service providers for the purpose of purchasing of parts and tires, fleet and national account transaction processing and product information and price distribution.

AutoCat+

MAM Software Ltd.’s UK product information database is available for access and distribution as a Web-driven service called AutoCat+ in which the database and access software have been enhanced to enable service professionals to look up automotive products for themselves, view diagrams and select the parts for their vehicle. This enhanced version of the AutoCat product is used by parts stores and the professional installer segments of the automotive parts aftermarket in the UK. ASNA resells a similar online service in the US and Canada called VAST.

Customer Support and Consulting and Training

The Company provides support, consulting and training to its customers to ensure the successful use of its products and services. The Company believes this extra level of commitment and service builds customer relationships, enhances customer satisfaction and maximizes customer retention. These services consist of the following:

•	Phone and online support. Customers can call dedicated support lines to speak with knowledgeable personnel who provide support and perform on-line problem solving as required.

•
Implementation, education and training consulting. Our consulting and training teams work together to minimize the disruption to a customer’s business during the implementation process of a new system and to maximize the customer’s benefit from the use of the system through training.

ASNA and MAM Software Ltd. also provide a customer-only section on their intranet sites that allows customers direct access to newsgroups, on-line documentation and information related to products and services. New customers enter into support agreements, and most retain such service agreements for as long as they own the system. Monthly fees vary with the number of locations and the software modules, information products and online services subscribed to. The agreements are generally month-to-month agreements. The Company offers training at both ASNA and MAM Software Ltd.’s facilities, the customer’s facilities and online for product updates or introduce specific new capabilities.

MAM Software Ltd.’s UK catalog information product and other information services are delivered by its AutoCat team. The AutoCat product team sources, standardizes and formats data collected in an electronic format from over 130 automotive parts manufacturers. MAM Software Ltd. provides this data to its customers in a variety of formats. MAM Software Ltd. previously produced catalog updates on compact discs approximately four times a year from its facilities in Wareham, England, but has recently updated the system to AutoCat+, which allows customers to subscribe to receive online updates via the Internet.

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

•
Retail Channel. The retail channel is comprised of large specialty retailers, small independent parts stores and regional chains that sell to “do-it-yourself” customers. Larger specialty retailers, such as Advance Discount Auto Parts, AutoZone, Inc., O’Reilly Automotive, Inc. and CSK Auto Corporation carry a greater number of parts and accessories at more attractive prices than smaller retail outlets and are gaining market share. The business management systems used in this channel are either custom developed by the large specialty retailers or purchased from business systems providers by small to medium-sized businesses. The Company has products and services that support the retail channel.

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

Sales and Marketing

The Company’s sales and marketing strategy is to acquire customers and retain them by cross-selling and up-selling a range of commercially compelling business management systems, information products and online services.

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

The Company’s marketing approach aims to leverage its reputation for customer satisfaction and for delivering systems, information and services that improve a customer’s commercial results. The goal of these initiatives is to maximize customer retention and recurring revenues, to enhance the productivity of the field sales team, and to create the cross-selling and up-selling opportunities for its systems, information products and online services.

ASNA also has agreements with three software distributors in North America to sell its products. We pay distributors a percentage for each software package they sell. The client pays the distributor directly for any professional services rendered to deploy the software. This is becoming a less important part of ASNA’s sales strategy as our in-house sales representatives generate most of our sales.

Research and Development

The Company spent approximately $3.2 million in fiscal 2008 on research and development, with approximately $1.8 million spent by ASNA, and $1.4 million by MAM Software. In fiscal 2007, the Company spent approximately $2.9 million on research and development, with $1.7 million by ASNA, $1.2 million by MAM Software.

Patent and Trademark

MAM Software holds a UK trademark for its Autonet product. The trademark is a graphical device that is made up of text saying “Autonet Tailored Internet Solutions for the Automotive Industry”. It was filed for registration December 8, 2001 and registration was granted August 9, 2002 under ADP number 0812875001 and is due for renewal December 8, 2011.

Customers

For its fiscal year ended June 30, 2008, no single customer accounted for more than 10 % of the Company’s total revenues. The Company’s top ten customers collectively accounted for 20% of total revenues. Some of ASNA’s top customers in North America include Autopart International, AutoZone, Monro Muffler Brake, Fountain Tire and US Tire and Exhaust. In the UK market, MAM Software’s top customers include Unipart Automotive, Motoserv, Sutton Autofactors, and Auto Battery Service.

Competition

In the US and Canada, ASNA competes primarily with Activant, Inc. and several smaller software companies, including Autologue, Maddenco, Janco, ASA and WHI, Inc. (formerly known as Wrenchead Inc.) that provide similar products and services to the US automotive aftermarket. Additionally, an ongoing competitive threat to the Company is custom developed in-house systems, information products and online services. For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group both developed their own business management systems and electronic automotive parts catalogs for their stores and members, although the Company currently has a partnership agreement with each of these companies to supply their information products the Company’s solutions.

In the US and Canada, the Company expects to compete successfully against its competitors using two separate and complimentary strategies. First, the Company will continue to focus on selling and promoting our complete supply chain solutions that provide businesses with easy integration of its business management information systems into their existing supply chain structures. Second, the Company will continue its strategy of working with those businesses that already manage their own supply chains and information products (catalogs), such as buying groups like NAPA, helping to improve and compliment their systems with the Company’s products.

ASNA, in the US and Canada, competes with multiple products across different market segments, so its competitors vary by segment.

Within the warehouse distribution segment, the Company will continue to support its legacy system, Direct Step, which is a product which the Company developed many years ago that enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. Direct Step is not a Microsoft Windows-based technology. The Company’s existing and prospective customers are moving towards modern solutions which integrate easily with Internet-based transactions and interactions, and the Company believes that its AutoPart product provides that solution. The Company has been selling AutoPart successfully in the UK for the past six years, and feels that the success this product in the UK and the successful installation of this product within the US will enable the Company to promote and benefit quickly from this product.

The tire segment is comprised of three distinct elements: retail, wholesale and commercial. Within the tire segment and the auto service segment, the Company focuses on client and market requirements, which the Company believes will enable it to offer its clients the best solution, regardless of the size of a client’s business. By continually integrating and extending the functionality of the its solutions across the entire supply chain, the Company believes that it will be able to offer existing and potential clients products that suit their present and future needs. Management believes that its products will present existing and potential clients the opportunity to move away from their older existing systems, which may restrict their market opportunities, and will permit integration into additional sales channels and reduce the costly maintenance of older systems.

The auto parts segment within the auto service space has many competitors who have developed applications for single location auto service shops. Many of these have been developed by parts distributors like NAPA and AutoZone. While these applications do well in a small single location store, they are not widely distributed in the multi-store location segment of the auto parts business. The Company’s goal is not to pursue single store locations. Rather, it will focus on the multi-store for which its product VAST is highly suited. The Company believes that this multi-store ability offers strong opportunities to beat the competition in this area and quickly increase the Company’s customer base.

The last area that the Company plans to compete in is the e-commerce space, providing new tools and solutions for this expanding Internet marketplace. The goal of the Company’s OpenWebs product is to connect both parts and tire partners together in a real-time environment so they can perform electronic ordering as well as disseminate information. Within the Tire segment, the Company feels that it has a competitive advantage. The Company’s observation has led it to believe that most tire distributors either do not have a business-to-business solution or have developed solutions from independent sources. While the parts segment of this market is largely tied to Activant, Inc at this time, the Company believes that customers are looking for solutions that simply integrate their supply chain, completely and without further restrictions. The Company’s OpenWebs solution will allow them to achieve these goals.

In the UK, MAM Software continues to compete primarily with Activant, Inc. and several other smaller software companies including EGO and RAMDATA. The Company feels that it provides a range of solutions that combine proven concepts with cutting-edge technology that are functional, effective and reliable. The Company’s feels that its focus towards continuing to provide solutions that enable business to find new efficiencies and increase existing efficiencies, as the Company develops its own products, will provide it an advantage over the competition. These efforts, together with strong post sales support and ongoing in depth product and market support, will assist the Company in generating and maintaining its position within the market.

Several large enterprise resource planning and software companies, including Microsoft Corporation, Oracle Corporation and SAP AG continue to make public announcements regarding the attractiveness of various small and medium enterprise vertical markets and have established new accounts in non-automotive markets. The Company to date has only competed with one of these larger software and service companies, in the UK, which has lead to a partnership on a project with MAM Software Ltd taking the lead. However there can be no assurance that those companies will not develop or acquire a competitive product or service in the future.

Employees

The Company has 174 full-time employees: three at Aftersoft Group Inc., 52 at ASNA and 119 at MAM Software Ltd. The three employees in Aftersoft Group Inc are our senior executives. ASNA has 52 employees in the US comprised of 4 in management, 8 in sales and marketing, 10 in research and development, 25 in professional services and support and 5 in general and administration. MAM Software has 119 employees in the UK comprised of 6 in management, 13 in sales and marketing, 22 in research and development, 70 in professional services and support and 8 in general and administration.

All of the Company’s employees have executed customary confidentiality and restrictive covenant agreements.

The Company believes it has a good relationship with its employees and is currently unaware of any key management or other personnel looking to either retire or leave the employment of the Company. During 2008, the Company adopted a 2007 Long Term Stock Incentive Plan, which was approved by the Company’s Board of Directors and stockholders.

Item 1A. Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this report and elsewhere, and may adversely affect our business, financial condition or operating results. If any of those risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating our prospects.

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND TO PREDICT OUR FUTURE OPERATING RESULTS.

We were known as W3 Group, Inc. and had no operations in December 2005, at which time we engaged in a reverse acquisition; therefore, we have limited historical operations. Two of our subsidiaries, MAM Software and AFS Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) have operated since 1984 and 1997, respectively, as independent companies under different management until our parent, ADNW, acquired MAM Software in April 2003 and CarParts Technologies, Inc. in August 2004. Since the reverse merger in December 2005, we have been primarily engaged in organizational activities, including developing a strategic operating plan and developing, marketing and selling our products. In particular, we had integrated a third subsidiary as a result of the acquisition of EXP from ADNW in August 2006, its MMI Automotive subsidiary. In February 2007, we acquired DSS from ADNW, which owned a minority interest of DCS Automotive Limited. On November 12, 2007, we sold EXP and DSS, which was EXP’s wholly owned subsidiary. As a result of our limited operating history, it will be difficult to evaluate our business and predict our future operating results.

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

OUR PARENT IS NOT CURRENT IN ITS REPORTING OBLIGATIONS WITH THE SEC

Our parent is not current in its reporting obligations with the SEC and may never become compliant in its obligations to file such reports. As a result there is a limited amount of current and meaningful information about our parent. The only meaningful information reported in respect of our parent is information that we report as a result of our own, independent filing obligations. Further we have filed a registration statement with the SEC to register ADNW’s dividend of our shares to its shareholders, in order to effect the previously announced spinoff of Aftersoft from ADNW. This registration statement has not yet been declared effective by the SEC. After the distribution of the dividend shares and the spinoff, even less information will be available with respect to our parent. As a result, the price of our parent’s shares may fall and the market for shares of our parent’s common stock may become non-existent. As a result, holders of our parent’s common stock may be unable to sell their stock privately or on the Pink Sheets and their shares in our parent may become worthless. Further, the fact that our parent is non-compliant in its obligations to file may reflect negatively on us, and the potential decrease in the price of our parent’s shares may negatively impact the price of our shares.

WE MAY FAIL TO SUCCESSFULLY DEVELOP, MARKET AND SELL OUR PRODUCTS.

To achieve profitable operations, we, along with our subsidiaries, must continue successfully to improve, market and sell existing products and develop, market and sell new products. Our product development efforts may not be successful. The development of new software products is highly uncertain and subject to a number of significant risks. The development cycle - from inception to installing the software for customers - can be lengthy and uncertain. The ability to market the product is unpredictable and may cause delays. Potential products may appear promising at early stages of development, and yet may not reach the market for a number of reasons.

ADDITIONAL ISSUANCES OF SECURITIES WILL DILUTE YOUR STOCK OWNERSHIP AND COULD AFFECT OUR STOCK PRICE.

As of September 25, 2008, there were 92,733,220 shares of our Common Stock issued and outstanding and no Preferred Stock issued. Our Articles of Incorporation authorize the issuance of an aggregate of 150,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. These shares are intended to provide us with the necessary flexibility to undertake and complete plans to raise funds if and when needed. In addition, we may pursue acquisitions that could include issuing equity, although we have no current arrangements to do so. Any such issuances of securities would have a dilutive effect on current ownership of Aftersoft stock. The market price of our Common Stock could fall in response to the sale or issuance of a large number of shares, or the perception that sales of a large number of shares could occur.

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

AN INCREASE IN COMPETITION FROM OTHER SOFTWARE MANUFACTURERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO GENERATE REVENUE AND CASH FLOW.

Competition in our industry is intense. Potential competitors in the US and Europe are numerous. Most competitors have substantially greater capital resources, marketing experience, research and development staffs and facilities than we have. Our competitors may be able to develop products before us or develop more effective products or market them more effectively which would limit our ability to generate revenue and cash flow.

THE PRICES WE CHARGE FOR OUR PRODUCTS MAY DECREASE AS A RESULT OF COMPETITION AND OUR REVENUES COULD DECREASE AS A RESULT.

We face potential competition from very large software companies, including Oracle, Microsoft and SAP that could offer Enterprise Resource Planning (“ERP”) and Supply Chain Management (“SCM”) products to our target market of small- to medium-sized businesses servicing the automotive aftermarket. To date we have directly competed with one of these larger software and service companies. There can be no assurance that these companies will not develop or acquire a competitive product or service in the future. Our business would be dramatically affected by price pressure if these larger software companies attempted to gain market share through the use of highly discounted sales and extensive marketing campaigns.

IF WE FAIL TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, OUR TECHNOLOGIES AND PRODUCTS COULD BECOME LESS COMPETITIVE OR OBSOLETE.

The software industry is characterized by rapid and significant technological change. We expect that the software needs associated with the automotive technology will continue to develop rapidly, and our future success will depend on our ability to develop and maintain a competitive position through technological development.

WE DEPEND ON PATENT AND PROPRIETARY RIGHTS TO DEVELOP AND PROTECT OUR TECHNOLOGIES AND PRODUCTS, WHICH RIGHTS MAY NOT OFFER US SUFFICIENT PROTECTION.

The software industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend on our ability to obtain and enforce protection for products that we develop under US and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties.

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

IF WE LOSE KEY MANAGEMENT OR OTHER PERSONNEL OUR BUSINESS WILL SUFFER.

We are highly dependent on the principal members of our management staff. We also rely on consultants and advisors to assist us in formulating our development strategy. Our success also depends upon retaining key management and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We may not be successful in retaining our current personnel or hiring and retaining qualified personnel in the future. If we lose the services of any of our management staff or key technical personnel, or if we fail to continue to attract qualified personnel, our ability to acquire, develop or sell products would be adversely affected.

BECAUSE A MAJORITY OF OUR OFFICERS AND DIRECTORS ARE NOT RESIDENTS OF THE US, IT MAY BE DIFFICULT FOR SHAREHOLDERS TO RECOVER AGAINST THEM.

The majority of our directors and corporate officers are residents of the United Kingdom. In addition, our significant operating subsidiary, MAM Software is located in the United Kingdom. Were one or more shareholders to bring an action against management in the United States and succeed, either through default or on the merits, and obtain a financial award against an officer or director of the Company, that shareholder may be required to enforce and collect on his or her judgment in the United Kingdom, unless the officer or director owned assets which were located in the United States. Further, shareholder efforts to bring an action in the United Kingdom against its citizens for any alleged breach of a duty in a foreign jurisdiction may be difficult, as prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, is fraught with difficulty and may be effectively, if not financially, unfeasible.

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

THE MARKET FOR OUR COMMON STOCK IS LIMITED AND YOU MAY NOT BE ABLE TO SELL YOUR COMMON STOCK.

Our Common Stock is currently quoted on the Over-The-Counter Bulletin Board, and is not traded on a national securities exchange. The market for purchases and sales of the Company’s Common Stock is limited and therefore the sale of a relatively small number of shares could cause the price to fall sharply. Accordingly, it may be difficult to sell shares quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

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

SINCE OUR STOCK IS CLASSIFIED AS A “PENNY STOCK,” THE RESTRICTIONS OF THE SEC’S PENNY STOCK REGULATIONS MAY RESULT IN LESS LIQUIDITY FOR OUR STOCK.

The “SEC has adopted regulations which define a “Penny Stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transactions involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the Broker/Dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because the market price for our shares of Common Stock is less than $5.00, our securities are classified as penny stock. As a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our stock.

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

We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed or of the services offered by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect us from liability for damages. In the event that the terms and conditions of our contracts which limit our liability are not sufficient, we have insurance coverage. This coverage of approximately $2,000,000 in the aggregate in the UK and in the US insures the business for negligent acts, error or omission, failure of the technology services to perform as intended, and breach of warranties or representations. It also insures the services that we supply including, web services, consulting, analysis, design, installation, training, support, system integration, the manufacture, sale, licensing, distribution or marketing of software, the design and development of code, software and programming and the provision of software applications as a service, rental or lease. However, there can be no assurance that our insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

WE WERE NOT IN COMPLIANCE WITH CERTAIN COVENANTS UNDER OUR SENIOR SECURED NOTE. WE HAVE RECEIVED A WAIVER OF THESE EVENTS OF DEFAULT FROM THE HOLDER OF THE NOTE HOWEVER THERE CAN BE NO ASSURANCE THAT WE WILL NOT VIOLATE ANY ADDITIONAL COVENANTS IN THE FUTURE.

During the fiscal year ended June 30, 2008, we violated certain covenants related to cash flow ratios under our senior secured note with ComVest Capital LLC, dated December 21, 2007. ComVest has provided us with a waiver of these events of default. There can be no assurance that we will be able to meet all of the revised financial covenants and other conditions required by our loan agreement in the future. If there are future violations, our lender may not grant additional waivers of future covenant violations and could also require full repayment of the loan, which would negatively impact our liquidity and our ability to operate.

WE DO NOT INTEND TO DECLARE DIVIDENDS ON OUR COMMON STOCK.

We will not distribute dividends to our stockholders until and unless we can develop sufficient funds from operations to meet our ongoing needs and implement our business plan. The time frame for that is inherently unpredictable, and you should not plan on it occurring in the near future, if at all.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our corporate offices are Regus House, Herons Way, Chester Business Park, Chester, CH4 9QR UK. The main telephone number is 0-11-44-1244-893138. Aftersoft leases approximately 600 square feet at its corporate offices and pays rent of $3,227 per month. Aftersoft Group (UK) Ltd has offices at Regus House, Herons Way, Chester Business Park, Chester, CH4 9QR UK. The main telephone number is 44-1244-893138.

ASNA has offices at 34052 La Plaza Drive, Suite 201, Dana Point, California 92629. The main telephone number is 949-4888860. ASNA has an office at 3435 Winchester Rd, Ste 100, Allentown PA 18104 and the phone number at that office is 610-336-9045, and an office at 125 Fernwood Rd, Ste 202, Wintersville OH 43953, with a phone number of 740-264-6853. The California offices total approximately 3,400 square feet and are leased at an aggregate a monthly cost of $7,672. The Allentown, Pennsylvania office is approximately 7,105 square feet in size and is leased for a monthly cost of $14,663 and the Wintersville, Ohio office is approximately 617 square feet in size and is leased monthly for a cost of $436.

MAM Software has three offices. It has headquarters at 1 Station Road, Deepcar, Sheffield, S36 2SQ, UK. The phone number is 44-114-283-7135. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, UK. The phone number is 44-160-449-4001. It has second regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, UK. The phone number is 44-192-955-0922. MAM Software leases approximately 17,970 square feet at its company headquarters at a monthly cost of $15,294. It leases approximately 1,223 square feet at its Northampton office at a monthly cost of $2,105 and approximately 717 square feet at its Wareham office at a monthly cost of $1,277.

Item 3.	Legal Proceedings

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

As previously reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, filed with the SEC on October 12, 2007 and amended on October 15, 2007 and September 26, 2008, the Company was informed of a verdict against CarParts Technologies, Inc. (“CarParts”) in favor of Aidan McKenna in litigation in the Court of Common Pleas of Allegheny County, Pennsylvania. The judgment was for the principal amount of $3,555,000 and stems from a complaint filed by Mr. McKenna on November 13, 2002 regarding an asset purchase transaction. That judgment also terminated the Company’s counter-claim against Mr. McKenna alleging breach of contract. CarParts is now known as AFS Tire Management, Inc. (“AFS Tire”). AFS Tire is a wholly owned subsidiary of Aftersoft Network N.A, Inc., which, in turn, is a wholly owned subsidiary of the Company.

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

On August 1, 2007, the Company and Mr. McKenna entered into an agreement that settled this outstanding matter. Pursuant to the settlement, we paid Mr. McKenna $2,000,000 in cash, issued him an 8% promissory note in the principal amount of $825,000, which is payable over 24 months, and issued Mr. McKenna 1,718,750 shares of our common stock, which represented $825,000 at a value of $0.48 per share (the closing price of the Company’s Common Stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of Common Stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company finalized its agreement with McKenna on September 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The shares were issued in August 2007 (see Notes 9 and 10 to the Company’s audited financial statements included elsewhere in this report). In November 2007, the Company amended the settlement agreement and issued 1,718,750 warrants to purchase common stock for $0.48 per share. The warrants were issued to replace the common stock included in the settlement agreement.

Additionally, the Company entered into a settlement agreement with Mr. Arthur Blumenthal. Mr. Blumenthal’s lawsuit, “Arthur Blumenthal, et al. v. Auto Data Network, Inc., et al.,” emanated from an agreement Mr. Blumenthal had with a subsidiary of the company, AFS Tire Management, Inc. which was previously called CarParts Technologies, for the purchase of Anderson BDG, which had not been settled. The lawsuit was filed on September 11, 2006 in the Court of Common Pleas of Chester County, West Chester, Pennsylvania, File No. 06-07960. The Company renegotiated the agreement with Mr. Blumenthal, the terms of which required the Company to make a payment of $50,000 cash and the issuance to Mr. Blumenthal and registration of 300,000 shares of the Company’s Common Stock, which were issued in fiscal 2007 and valued at $0.48 per share, (the closing price of the Company’s Common Stock on the date of settlement) or $144,000. The Company subsequently completely settled the lawsuit with Mr. Blumenthal and repaid his notes, plus interest, totaling $957,329 in fiscal 2008.

The Company funded these settlements from part of the proceeds raised during a private placement of units of Common Stock and warrants, which was completed on July 2, 2007, and the sale of its holding in DCS Automotive Holdings Limited.

Homann Tire LTD (“Homann”) filed a complaint against the Company’s subsidiary AFS Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company’s obligations pursuant to a software license agreement that it had entered into with Homann on October 18, 2002. The Company believed that complaint was “without merit” as it had received a signed system acceptance on the software and as per standard contracts, this removes any possibility of a refund, unfortunately, the Company was not in a financial position to pursue this case so it was felt prudent to settle the case. The Company started to implement the system but full installation was never completed and Homann moved to another system 6 months later. During depositions pursuant to this case, the Company successfully negotiated a settlement agreement with Homann on March 29, 2007. Although the maximum sum payable under the original contract was $271,408, the Company was able to negotiate more favorable terms. The terms of the agreement call for a settlement payment to Homann for $150,000 as evidenced by a note payable. The note payable bears interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 is payable in April 2009, the Company expects to be able to pay for this from free cash flow at that time. Interest on the note payable is payable in monthly installments of $833.

Item 4.	Submission of Matters to a Vote of Securities Holders

On June 12, 2008, an Annual Meeting of stockholders of the Company was held at the offices of the Company at Regus House, Heronsway, Chester Business Park, Chester, UK CH4 9QR. The following items were approved by the shareholders at the Annual Meeting:

1.
The election of five (5) members of our Board of Directors, each to serve until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal;

2.	The ratification of the Board’s selection of KMJ Corbin & Company LLP as the Company’s independent auditors for the fiscal year ending June 30, 2008; and

3.
The Company’s 2007 Long-Term Stock Incentive Plan (the “Plan”), designed for the benefit of the Company’s employees, directors and consultants, and the employees, directors and consultants of our affiliates.

Following is a summary of the votes cast at the meeting:

	Votes For	Votes Against	Abstain
Election of Ian Warwick	77,585,843	1,836	0
Election of Simon Chadwick	77,585,843	1,836	0
Election of Dwight Mamanteo	77,585,843	1,836	0
Election of Marcus Wohlrab	77,585,843	1,836	0
Election of Frederick Wasserman	77,585,836	1,843	0
Ratification of KMJ Corbin & Company LLP	77,586,009	1,670	0
2007 Long Term Stock Incentive Plan	76,475,759	1,850	0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol “ASFG.OB” As of September 25, 2008, there were 476 shareholders of record and 92,733,220 shares of Common Stock outstanding, according to information provided by our transfer agent.

The following table shows the range of high and low bids per share of Aftersoft’s Common Stock as reported by the OTCBB for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2008		2007
	High	Low	High	Low
1st Quarter ended September 30	$0.47	$0.20	$1.20	$1.10
2nd Quarter December 31	$0.30	$0.16	$1.40	$0.51
3rd Quarter ended March 31	$0.45	$0.23	$0.90	$0.48
4th Quarter ended June 30	$0.25	$0.10	$0.65	$0.43

Prior to December 22, 2005, the Company traded as W3 Group, Inc. under the symbol “WWWT.OB”. On May 9, 2005, W3 Group effected a 1 for 15 reverse stock split.

Dividends

The Company has not declared any cash dividends in the last two fiscal years. The Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information
as of June 30, 2008

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,990,500	N/A	9,034,107
Equity compensation plans not approved by security holders	0	0	0
Total	1,990,500		9,034,107

(1)
Represents the shares authorized for issuance under the Aftersoft Group Inc. 2007 Long-Term Incentive Plan, which was approved by the Company’s shareholders at the Annual Meeting held on June 12, 2008. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 15% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 12,019,107 for fiscal 2008. On May 13, 2008 the Compensation Committee of the Board of Directors of the Company approved restricted stock awards of an aggregate of 2,985,000 shares of its common stock to certain employees, a corporate officer and three outside directors in respect of services previously rendered. The shares vest as follows: 34% of the shares vest immediately on the date of grant. The remaining 66% of the shares will vest in three equal installments on each of the first, second and third anniversaries of the grant date. An aggregate of 994,500 shares were fully vested on the grant date and have been issued.

Recent Sales of Unregistered Securities

On May 13, 2008 the Compensation Committee of the Board of Directors of the Company approved restricted stock awards of an aggregate of 2,985,000 shares of its common stock to certain employees, a corporate officer and three outside directors in respect of services previously rendered. The shares vest as follows: 34% of the shares vest immediately on the date of grant. The remaining 66% of the shares will vest in three equal installments on each of the first, second and third anniversaries of the grant date. An aggregate of 994,500 shares were fully vested on the date of grant. The Company did not receive any consideration for these grants.

This transaction was not registered under the Securities Act in reliance on an exemption from registration set forth in a transaction by the Company not involving any public offering as the shares were granted as compensation for services.

On April 24, 2008, the holder of 2,124,098 shares of ADNW Preferred stock (which is convertible into 7,231,622 shares of the Company’s common shares), or 6.97% of the fully diluted shares of ADNW, completed an exchange of the Preferred shares for 6,402,999 units of the Company, which consisted of 6,402,999 shares of common stock and a six-year warrant to purchase 6,402,999 shares of the Company’s common stock for $1.00 per share.

This transaction was not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(2) thereof and/or Rule 506 of Regulation D promulgated hereunder as a transaction by the Company not involving any public offering and the purchaser met the “accredited investor” criteria required by the rules and regulations promulgated under the Securities Act.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements contained in this Annual Report on Form 10-K, which are not purely historical, may contain forward-looking statements including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business, including those detailed in the “Risk Factors” section. We caution you not to place undue reliance on these forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Available-for-Sale Investments

We account for our investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Restricted securities are valued at the quoted market bid price and discounted for the required holding period until the securities can be liquidated. We classify our marketable securities as available-for-sale under SFAS 115. Marketable securities consist of equity securities. The specific identification method is used to determine the cost basis of securities disposed of. Available-for-sale securities with quoted market prices are adjusted to their fair value. Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss). Any decline in value of available-for-sale securities below cost that is considered to be “other than temporary” is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment loss.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. The allowance for doubtful accounts is subject to estimates based on the historical actual costs of bad debt experienced, total accounts receivable amounts, age of accounts receivable and any knowledge of the customers’ ability or inability to pay outstanding balances. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact our recorded net income/loss.

Goodwill

SFAS 142, “Goodwill and Other Intangible Assets,” addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments we report. An impairment loss will be recorded for any goodwill that is determined to be impaired. We perform impairment testing on all existing goodwill at least annually. If the actual fair value of the reporting unit is less than estimated, impairment of the related goodwill could occur, which could significantly impact our recorded net income/loss.

Long-Lived Assets

Our management assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. If the actual fair value of the long-lived assets are less than estimated, impairment of the related asset could occur, which could significantly impact the recorded net income/loss of the Company.

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes.

Overview

Aftersoft Group Inc. is a company that operates through two wholly owned subsidiaries based in the US (ASNA) and the UK (MAM), which operate independently of one another. We market and develop business management software solutions that manage both the business and supply chain for small and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

Our revenue and income is derived primarily from the sale of software, services and support, although in the UK we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the fiscal year ended June 30, 2008, we generated revenues of $22,463,000 with an operating loss of $11,504,000; 77% of our revenues come from the UK market. During our 2008 fiscal year, we raised capital through equity and debt financing (netting proceeds of approximately $6.4 million) and the sale of our DCS investment, which we have used in part to settle outstanding legal judgments and repay outstanding notes. The remainder of the capital is being used to fund the growth of our business.

Our corporate headquarters is located in Chester, UK with additional offices for the US operating subsidiary in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio, and, for the UK operating subsidiary, in Sheffield, Northampton and Wareham in the UK.

The software that we sell is mainly based on a Microsoft Windows-based technology although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we sell in the US each relate to a specific component of the automotive aftermarket supply chain, including warehouse distributing, the jobber, the installing and the “open web”. We sell our Direct Step product into the warehouse segment, which enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. We sell our Autopart product into the jobber segment, which manages a jobber’s entire business (i.e., financial, stock control and order management) but more important, enables the jobber quickly to identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. We sell our VAST product into the installer, segment, which repairs and maintains automobiles. The installer needs systems that enable it to efficiently and simply manage its businesses, whether as a single entity or national multi-site franchise. The fourth and final segment is the “open webs.” This technology allows these three separate business solutions to connect to each other and/or other 3rd party systems to allow, among other processes, ordering, invoicing and stock checking to take place in real-time both up and down the supply chain. The UK market differs from that of the US in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the UK We continue to sell the Autopart product to the jobber market, but sell Autowork and Autocat+ to the installer market.

Our development plans calls for us to use our core technologies to expand our current product offerings.

The first area is within the UK market. MAM, our UK subsidiary remains successful within the automotive market and has spent many years expanding its market penetration. To continue the previous year’s levels of growth, MAM now intends to focus on moving into additional vertical markets such as Timber and Lumber and Electrical Wholesale, which share common issues to that of the automotive market. The business has developed a reputation of high levels of service and knowledge within the automotive market; it now needs to replicate these in these additional verticals. Management has identified that this expansion needs to be carefully monitored due to the state of the global economy.

The second area is for the continued sales and market initiatives tied to the Autopart product within the US market. A senior member of the UK management team has been seconded to the US business to head this product in an effort to bring the same levels of knowledge and customer relation to the US market as have been established in the UK. Management believes that this will enable us to capitalize on Autopart’s success to date within the US market and aid increased penetration. While management believes that this is the correct route to follow it is aware that this effort and the move of personnel may affect the UK business with the transfer of a key member of management.

The third area of focus is the sales and marketing strategy within the US market. A review of the US business’s present sales processes and marketing efforts is taking place. Management recognizes that if it is unable to recruit, train and deploy suitably capable personnel within the market, the businesses products will be undervalued and its market potential will not be reached.

On November 12, 2007, the Company divested all of its shares in EXP. Pursuant to the terms of a Share Sale EXP Agreement (the “EXP Agreement”), EU Web Services Limited (“EU Web Services”) agreed to acquire, and the Company agreed to sell, the entire issued share capital of EXP it then owned.

As consideration for the sale of EXP, EU Web Services agreed to issue to the Company, within 28 days of the closing, Ordinary shares, 0.01 GBP par value, in its parent company, having a fair market value of $3,000,000 at the date of issuance of such shares. The Company recorded the shares received at $2,334,000, which represents the bid price of the restricted securities received, and discounted the carrying value by 11% (or $280,000) as the shares cannot be liquidated for at least 12 months. Further, the EXP Agreement provided that the Company receive additional consideration in the form of: (i) Ordinary shares in EU Web Services having a fair market value of $2,000,000 as of the date of issuance, provided that EU Web Services is listed and becomes quoted on a recognized trading market within six (6) months from the date of the EXP Agreement; or (ii) if EU Web Services does not become listed within the time period specified, Ordinary shares in EU Web Services’ parent company having a fair market value of $2,000,000 as of the date of issuance.

On June 17, 2007, DSS sold all of the shares of Consolidated Software Capital Limited (“CSC”), its wholly owned subsidiary, for a note receivable of $865,000. On November 12, 2007, as part of the sale of EXP, the $865,000 note receivable was exchanged for EU Web Services’ parent comapny common stock having a fair value of $682,000. The transaction resulted in a loss of $183,000 to the Company.

Results of Operations for the Twelve Months Ended June 30, 2008

The Company’s results of continuing operations for the fiscal year ended June 30, 2008 compared with the year ended June 30, 2007 were as follows:

Revenues. Revenues increased $2,246,000 or 11.1% to $22,463,000 for the twelve months ended June 30, 2008, compared with $20,217,000 for the twelve months ended June 30, 2007. Revenue increased from organic sales growth in data services and support in our UK operations and increased sales of software from the US operation. We believe that the increase in revenues, coupled with extensive cost-reduction initiatives, will enable us to sustain ongoing operations through the course of the next 12 months. In an effort to conserve cash, we have and continue to reduce cost within the US operations and have implemented reporting systems and controls to better manage the US business. Should our cost-cutting efforts not be successful or in the event that our revenue decreases in the future, we may need to seek additional debt or equity financing. Any inability to obtain additional financing, if required, or an inability to obtain additional financing on favorable terms, would have a material adverse effect on our ability to implement our business plan.

Cost of Revenues. Total cost of revenues increased $1,072,000 or 11.4% to $10,429,000 for the twelve months ended June 30, 2008, compared with $9,357,000 for the same period of June 30, 2007. Cost of revenues as a percentage of revenues marginally increased from 46.3% for the twelve months ended June 30, 2007 to 46.4% for the twelve months ended June 30, 2008. As a result of ongoing cost-cutting initiatives, we have been able to minimize any increase in the cost of sales after a thorough review of operations throughout the Company, but focused primarily on the US operations, which revealed discretionary items that were capable of being reduced or eliminated without sacrificing revenue. Included in such items were the elimination or reduction of cost and expenses such as travel for sales personnel that was not directly related to new business development or closing a sale; reduction of non-performing sales staff from the US payroll; and outsourcing of software development work where feasible.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Twelve Months Ended June 30,
	2008	2007	$ Variance	% Variance
Research and development	$3,176,000	$2,874,000	$302,000	10.5%
Sales and marketing	2,467,000	1,985,000	482,000	24.3%
General and administrative	8,438,000	2,675,000	5,763,000	215.4%
Depreciation and amortization	1,287,000	1,462,000	(175,000)	(12.0)%
Impairment of Goodwill	8,170,000	3,100,000	5,070,000	163.5%
Total Operating Expenses	$23,538,000	$12,096,000	$11,442,000	94.6%

Operating expenses increased by $11,442,000 or 94.6% for the twelve months ended June 30, 2008 compared with the twelve months ended June 30, 2007. This is due to the following:

Research and Development Expenses. Research and Development expenses increased by $302,000 or 10.5% for the twelve months ended June 30, 2008, when compared with the same period in the previous fiscal year. This increase was due to the introduction of additional staff and cost of living pay increases off-set by a reduction in capitalized projects within the UK business.

Sales and Marketing Expenses. Sales and Marketing expenses increased by $482,000 or 24.3% for the twelve months ended June 30, 2008 compared with the twelve months ended June 30, 2007. This increase is due to the appointment of additional sales personnel within the US operation and additional costs associated with increased attendance at industry shows compared to the previous year. The UK operation also appointed additional resources within its marketing department and experienced an increase in its advertising costs, compared with the previous fiscal year.

General and Administrative Expenses. General and Administrative expenses increased by $5,763,000 or 215.4% for the twelve months ended June 30, 2008 as compared with the same period in 2007. Of the increase, $800,000 was related to a write down of receivables from our parent company, ADNW. An additional $544,000 of the increase was attributable to an increase in costs within the US and UK operating companies, including costs associated with our new UK premises, the write off of bad debt by the US business and payroll taxes. $166,000 of this increase was due to liabilities that became payable upon completion of the ComVest debt funding and $275,000 of this increase was due to our recognition of head office and corporate costs that ADNW had expensed in the same fiscal period of 2007. Also contributing to the increase in General and Administrative expenses was an increase in corporate salaries of $999,000, which included the hiring of a full-time corporate CFO, and the payment of a full year’s salary for the CEO and COO (in early 2007, these officers were paid their salaries by ADNW). Other increases included $138,000 related to public relations, $150,000 related to financial consulting, payment of retainers and related fees to our independent directors of $54,000, and the premium associated with our D&O policy of $75,000 and an increase of $99,000 for stock grants to employees and directors. Finally, $291,000 of the increase was due to our assumption of the liability for the settlement of Mr. Blumenthal’s claim against ADNW, and $532,000 of increased expense was due to increased legal fees related to filings and other corporate matters that we incurred during the twelve months ended June 30, 2008 compared to the previous fiscal period.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $175,000 for the twelve months ended June 30, 2008 as compared with the same period in 2007. This decrease is almost entirely due to the UK operation having fully amortized capital development projects when compared to the same period of the previous fiscal year.

Goodwill Impairment. Following operating losses at ASNA during fiscal period 2008 and after an analysis of goodwill at ASNA, management has recognized an impairment of $8,170,000 in 2008 and $3,100,000 in 2007 that is not expected to recur as the Company executes on its growth plans and invests capital raised within the US operation.

Interest Expense. Interest expense increased by $745,000 to $874,000 for the twelve months ended June 30, 2008. This increase in interest expense is related to our interest associated with our loan from ComVest Capital LLC. We accrued interest under the ComVest loan of $305,000. The remaining ComVest interest of $435,000 was accounted for in amortization of debt discount and debt issuance costs, which are included in interest expense.

Other Income. Other income for the twelve months ended June 30, 2008 amounted to $571,000 as compared to other expenses of $1,976,000 for the same period ended June 30, 2007. The increase in income for the twelve month period ended June 30, 2008 is related to the reduction in litigation settlements of $76,000 and the one-time gain on sale of non-marketable securities of $1,312,000. For the twelve months ended June 30, 2007, other expenses primarily relates to a one-time litigation settlement of $2,350,000, offset by a one time gain on extinguishment of a liability of $487,000.

Income Taxes. Income taxes increased $91,000 to $873,000 for the twelve months ended June 30, 2008 as compared to $782,000 for the twelve months ended June 30, 2007. This increase was due to increased earnings at our UK subsidiary for period ended June 30, 2008 as compared to the prior twelve month period.

Income (Loss) From Continuing Operations. As a result of the above, we realized a net loss of $11,806,000 for the twelve months ended June 30, 2008, compared with a net loss of $3,994,000 for the for the twelve months ended June 30, 2007.

Discontinued Operations. The income from discontinued operations was $13,000 and $884,000 for the twelve months ended June 30, 2008 and 2007, respectively. Loss on the sale of discontinued operations was $26,000 for the twelve months ended June 30, 2008 and $378,000 for the twelve months ended June 30, 2007.

Net Income (Loss). As a result of the above, we realized a net loss of $11,819,000 for the twelve months ended June 30, 2008 compared with a net loss of $3,488,000 for the twelve months ended June 30, 2007.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline US operations, we expect to see an increase in overall revenues with a contribution from US operations in fiscal 2008. We completed an equity offering and realized net proceeds of $2,036,000 in the first quarter of 2008 and completed a convertible debt offering that realized net proceeds of $4,359,000 in the second quarter of 2008. We also sold non-marketable securities for $2,000,000 and realized a profit of $1,312,000. These funds were used to settle and pay down litigation of approximately $3,000,000. The funds were also used to reduce accounts payable and settle liabilities of ADNW. As of June 30, 2008 the convertible note holder granted the Company a waiver for a violation of the cash flow ratio coverage of the loan agreement. If in the future the Company were to violate a loan covenant and the note holder did not grant the Company a waiver, it would have a material adverse effect on the financial condition of the Company.

We sold EXP during the second quarter and received a note and securities in First London Securities PLC valued at approximately $4,100,000. The securities are registered public company shares in First London Securities PLC. First London is listed on the London Plus Stock Exchange but, the stock has not developed a liquid trading market. We expect a market for the securities to develop in order to liquidate our investment.

We also used cash to settle approximately $2,100,000 of liabilities of ADNW and in consideration of our assuming such liabilities we received 20,400,000 shares of ADNW common stock. The carrying value of the ADNW stock we hold is approximately $2,9 million at June 30, 2008. We sold approximately 5.23 million shares of ADNW common stock on July 3, 2008, for which we received approximately $889,000 before fees and expenses. We are planning to hold the balance of the shares we own in ADNW and retire them post-spinoff.

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

We believe that our liquidity will improve throughout our upcoming fiscal year ending June 30, 2009. We believe that this improvement will be a result of our ongoing cost-cutting initiatives in the US coupled with continued improved sales picture in our US operation. Notwithstanding the improved outlook as a result of our internal initiatives, we remain guarded in our optimism given the weakness in the US economy, which, should it affect buying decisions of our target market, will impact our liquidity through reduced sales in the US.

During the twelve-month period ended June 30, 2008, we had material commitments for capital expenditures of $1,064,000. The purposes of these capital expenditures were for the purchase of property and equipment for $383,000 and the development of software products of $681,000. During the course of the next 12 months, we expect that our capital needs will remain constant. We do not anticipate any off balance sheet financing arrangements and expect to maintain our current ratio of debt to equity.

Finally, we believe that we have addressed all liabilities of ADNW that we are required to assume and see no prospects that we will need to be responsible for any further liabilities of our parent.

We believe that the combination of streamlined operations in the US coupled with no further responsibility for liabilities of our parent will enable us to generate cash flow from operations for the next 12 months.

Off Balance Sheet Arrangements

The Company’s only off balance sheet arrangements are its operating leases. The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through October 2028. Terms of the leases provide for monthly payments ranging from $500 to $15,300. For the years ended June 30, 2008 and 2007, the Company incurred rent expense totaling approximately $573,000 and $515,000, respectively.

Future annual minimum payments under non-cancelable operating leases are as follows:

Years Ending June 30,
2009	$641,000
2010	523,000
2011	497,000
2012	410,000
2013	397,000
Thereafter	4,462,000
$6,930,000

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

Competition

In the US, the need for technology solutions has been accelerated by the expansion of large specialty parts retailers such as Advance Auto Parts, Inc. and large auto service chains like Monro Muffler and Brake, Inc. This expansion has driven smaller competitors to computerize or upgrade their existing systems with more modern business management solutions enabled for information products and online services. Many of the systems used by smaller competitors today are older, character-based or systems developed in-house that have a limited ability to integrate current information products and online services.

Volume and Complexity of Information

Businesses in the automotive aftermarket manage large volumes of information from numerous sources with complex inter-relationships. There are over 4.5 million different stock-keeping units (“SKUs”) available to parts sellers in the product catalogs used by the US automotive aftermarket. The numbers of SKUs increase in the order of some 5% each year. Moreover, manufacturers update product information and product prices with increasing frequency as they improve their internal processing and try to keep pace with consumer trends. As a result, most automotive aftermarket businesses require sophisticated inventory management systems, accurate and timely information on parts, tires, and repair delivered through online services to communicate, manage and present this volume of data effectively.

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

Areas of Growth

We believe that there is a clear need for our services and products in the aftermarket segment, which in 2006 grew at an annualized rate of 5% over 2005.

We expect growth in the automotive aftermarket will continue to be driven by:

•	gradual growth in the aggregate number of vehicles in use;

•	an increase in the average age of vehicles in operation;

•	fewer new vehicles being purchased due to a slow down in the economy;

•	growth in the total number of miles driven per vehicle per year; and

•	increased vehicle complexity.

Plans for Growth

We see opportunities to expand the breadth of our client base within the automotive industry and diversify into new industries with similarly complex needs. We plan to offer tailored business management and distribution software to the wholesale distributor market of the automotive industry. We have also started to expand and diversify our client and product mix in the UK to serve the lumber and hardware industries, which we believe have an unmet need for the efficiency offered by our suite of business software solutions and services. Our growth plans include adapting and updating our software products to serve other vertical markets as well as through potential acquisitions.

Additional Vertical Markets: the Lumber, Hardware and Wholesale Distributor Markets and Additional Territories

We have identified that the lumber, hardware and wholesale distribution industries would benefit from the business management and distribution systems developed by MAM Software Ltd for its customers in the automotive aftermarket. We already have 40 UK clients operating in the hardlines and lumber market and electrical wholesale distribution market who are using a derivative of MAM Software Ltd’s Autopart product, known as “Trader.” We originally moved the Autopart product into these additional vertical markets a number of years ago after being approached by companies operating within these vertical markets who could not find a management solution that satisfied their requirements. To date, these additional vertical markets have made only a limited contribution to the revenues of MAM Software Ltd.

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

We have been increasing our promotion of the “Trader” product to these markets, specifically targeting medium sized businesses with revenues of between $2 million and $10 million. We are, and intend to continue, doing this through a number of channels, internet, direct marketing, advertorials and trade shows. The Internet channel initially focused on raising awareness of the website and the Trader product through a new website specifically for the Trader product. This in turn has been tied to advertising via the internet, by placing banner ads on industry websites such as Building.co.uk, a UK website aimed at the building trade and EDA.com, which is the UK Electrical Distributors Association website. These banner ads have been directing customers to straight through to the Trader website where the benefits of this system are explained. We have also looked to raise awareness of the Trader product by placing advertisements in trade journals and will continue to look to have articles and editorial reviews written about the product and its advantages for those operating within these markets. We have also been targeting medium sized businesses within these vertical markets with direct mail pieces such as product fliers, product demo CDs and case studies from the small client base we have in this market. These have then been followed by MAM’s existing internal sales team to generate qualified leads for the external sales representatives. We recognize that we will need increased industry experience to sell effectively within these markets and intend to recruit a suitably experienced and qualified sales manager to lead this development. In addition to direct marketing we have attended trade shows and exhibitions that have given us the opportunity to invite businesses that we have targeted previously while giving us exposure to those businesses that as yet we haven’t connected with.

We believe that there are many opportunities in other parts of the world where we could sell our technologies and services. We are considering expanding into markets such as South Africa, Australia and India as well as Spanish speaking nations, such as ___________, [Simon: please fill in] and may wish to establish operations in partnership with regional businesses to assist us in both the sales and administrative aspects of building a global business.

Strategic Goals

We hope to increase our share of the US and Canadian markets by (i) increasing the sales and marketing presence of our Autopart product, (ii), focusing on the service station element of the market (iii) and establishing OpenWebs™ as the e-commerce standard within the Automotive market. In the UK and Europe we expect to continue to grow our market share through (i) moving our supply chain management software into new vertical markets, (ii) alliances with major manufacturers and national retail chains within the automotive aftermarket, and (iii) an increased marketing presence. We believe that our successful experience within the automotive market will translate well into other vertical markets that have similarly complex supply chains. By developing specific sales teams with relevant market experience and supporting with them suitable marketing collateral, we believe that within two years these teams will generate significant revenue and earnings. The Company plans, at this stage, to focus only on the UK for these additional vertical market opportunities.

Development Cost

Our plan of operation in the next twelve months continues a strategy for growth within our existing subsidiaries with an on-going focus on growing our US operation. We estimate that the operational and strategic development plans we have identified will require approximately $11,800,000 of funding. We expect to spend approximately $3,000,000 on research and development, $6,000,000 in general and administrative expenses and $2,800,000 on sales and marketing in our growth plan. In addition to using these funds to grow our core business in the US, we also plan to utilize a portion of these development costs to adapt our existing products to serve the wholesale distributor market place in other industries.

We plan to finance the required $11,800,000 with a combination of cash flow from operations as well as cash raised through equity and ComVest debt financing completed in December 2007. In July 2007, we raised approximately $2.5 million in equity (before expenses) and in December 2007 we completed a debt financing for gross proceeds of $6 million (before expenses), which is comprised of a $5 million term loan and a $1 million revolving line of credit. We anticipate that with this combination of cash flow and funding we will not require any additional funding for the foreseeable future.

We have used a portion of the aforementioned funds raised to (a) settle the judgment that Mr. McKenna had against one of our subsidiaries; (b) pay Mr. Blumenthal $997,000 to settle an outstanding loan and related dispute; and (c) pay down approximately $1,000,000 of ASNA’s current accounts payable to bring the level down to an acceptable industry norm.

We expect to use the remaining funds raised and generated from operations to expand sales and marketing in the US operation, in addition to allow investment into capital items, specifically computer hardware.

Summary

We expect to see continued growth from both the US and UK operations over the remaining months of fiscal 2009, with strong growth in revenues and operating income from the US operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by the US operation being fully released to customers.

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

Revenues are continuing to provide the business with positive cash flow and free cash that will enable us to continue to support and grow the business both in the US and UK In addition the debt raised will enable us to settle our outstanding liabilities associated with the US operation while leaving sufficient capital for us complete our growth plans within the US market. These plans still require us to hire an additional number of sales and marketing staff, to expand within the US market, to target new vertical markets effectively in the UK and to support expanded operations overall.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements, notes to the financial statements and report of the Company’s independent registered accountant required to be filed in response to this Item 8 begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(c)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth fiscal quarter of the fiscal year ending June 30, 2008 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position
Ian Warwick	48	Chief Executive Officer and Chairman of the Board of Directors of the Company
Charles F. Trapp	59	Chief Financial Officer of the Company
Simon Chadwick	39	Chief Operating Officer and Director
Dwight B. Mamanteo	39	Director *
Marcus Wohlrab	45	Director *
Frederick Wasserman	54	Director
Gerald M. Czarnecki	68	Director

Ian Warwick has served as Chief Executive Officer and Chairman of the Board of Directors since December 2005. He has served as CEO, President and Chairman of Auto Data Network, Inc, Aftersoft Group’s parent and largest shareholder, since October 2005 to present. From September 2004 until December 2005 he served as CEO of Broaden Software, Inc., a software company aggregator. From January 2004 to July 2004, he served as CEO of Bioaccelerate Holdings, Inc. where he established the structure of the business to enable it raise capital and acquire pharmaceutical products and licenses. From March 2001 to September 2003 he established and listed on the OTCBB, Corpsan, Inc. a supply chain and enterprise resource planning company for the design and print industry.

Charles F. Trapp was appointed Vice President of Finance and Chief Financial Officer on November 30, 2007, following the resignation of the company’s former CFO, Michael O’Driscoll. Mr. Trapp was the co-founder and President of Somerset Kensington Capital Co., a Bridgewater, New Jersey-based investment firm that provided capital and expertise to help public companies restructure and reorganize from 1997 until November 2007. Earlier in his career, he served as CFO and/or a board member for a number of public companies, including AW Computer Systems, Vertex Electronics Corp., Worldwide Computer Services and Keystone Cement Co. His responsibilities have included accounting and financial controls, federal regulatory filings, investor relations, mergers and acquisitions, loan and labor negotiations, and litigation management. Mr. Trapp is a Certified Public Accountant and received his Bachelor of Science degree in Accounting from St. Peter’s College in Jersey City, New Jersey.

Simon Chadwick has served as Chief Operating Officer of the Company since May 2007 and as a director since July 2007. Mr. Chadwick has served as the Company’s vice-president of Corporate Development since January 2006. From September 2004 to March 2006, Mr. Chadwick served as the chief technical officer of Broaden Software, Inc., a software company aggregator, for which he structured several acquisitions and provided business and technology appraisals and negotiations in the United Kingdom, New Zealand and South Africa. From November 2003 to September 2004, he served as the chief executive officer of BrainBox Consulting Ltd., a technology consulting company. From July 2000 to November 2003, he served as the chief technology officer of Corspan Inc., a private equity funded company focused on e-business initiatives, including the acquisition of leading-edge knowledge, content, and management systems. Mr. Chadwick received his Bachelor of Science degree in chemistry and computer science from the University of Hull (Hull, England).

Dwight B. Mamanteo became a Director of the Company on March 1, 2007. Mr. Mamanteo serves as the Chairman of the Company’s Compensation Committee and as a member of the Company’s Audit Committee and as a member of the Company’s Governance Nomination Committee. From November 2004 to the present, he has served as an investment analyst and portfolio manager at Wynnefield Capital Inc., a private investment firm headquartered in New York City. From September 1999 to June 2004, he served as manager of Global Alliances Technical Services for BEA Systems in the US and France. He has also provided technical consulting services to Delta Technologies, VISA International, Liberty Mutual, Ameritec Communications and Ericcson Communications. Mr. Mamanteo also serves on the Board of Directors of PetWatch Animal Hospitals, Inc and served on the Board of Directors of Sevis Sherpa Corporation, where he chaired the Compensation Committee. He received his MBA from the Columbia University Graduate School of Business and his Bachelor of Electrical Engineering from Concordia University (Montreal).

Marcus Wohlrab became a Director of the Company on March 1, 2007. Mr. Wohlrab is the Chairman of the Governance and Nomination Committee and is a member of the Audit Committee and the Compensation Committee. In April 2001, Mr. Wohlrab founded Easting Capital Limited, a company that serves as a placing agent for credit and interest rate securities as well as negotiating public finance deals for large infrastructure projects as well as private companies. Easting Capital has recently been re launched beginning 2008 with new shareholders and is now known as M2group AG registered in Switzerland. From October 2000 to April 2001, Mr. Wohlrab was Executive Vice President Market Development for Easdaq, the pan-European Stock Market for growth companies (later acquired by NASDAQ). From January 1998 to September 2000, he served as Director Europe and Middle East for NASDAQ International. He also founded, built and helped finance WinWatch/WinVista, a software programming entity focused on Internet and Windows security products. He was also Director of Corporate Finance for Modatech Systems, Assistant Director for the Union Bank of Switzerland, Vice President of Sales and Marketing for Paine Webber International, and Vice President for Wood Gundy/CIBC/Oppenheimer. Mr. Wohlrab received a Bachelor of Science degree in Mathematics and Geology from Devon University and is fluent in Italian, French, German and English.

Frederick Wasserman became a Director of the Company on July 17, 2007. Mr. Wasserman is the Chairman of the Audit Committee and is a member of the Governance and Nomination Committee and Compensation Committee. Mr. Wasserman is President of FGW Partners, LLC, a financial management consulting firm he started, effective as of May 1, 2008. From August 2005 to December 2006, he served as Chief Operating and Chief Financial Officer of Mitchell & Ness Nostalgia Company, a manufacturer of licensed sportswear. From January 2001 to February 2005, he served as President and Chief Financial Officer of Goebel of North America, a subsidiary of the manufacturer of M.I. Hummel products, W. Goebel Porzellanfabrik Company. From December 1995 to January 2001 he served as Vice-President of Finance and Chief Financial Officer of Papel Giftware, serving as the company’s interim president from May 2000 to January 2001. He also brings 13 years of public accounting experience, most notably work with each of Coopers & Lybrand and Eisner & Company. He received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School, and has been a Certified Public Accountant. Mr. Wasserman also serves as a Director for the following companies: Acme Communications, Inc. (chairman- Nominating Committee, member- Audit Committee), Breeze-Eastern Corporation (Chairman- Audit Committee), Allied Defense Group (Member-Audit Committee, Ethics and Governance Committee), TeamStaff, Inc.(Chairman- Audit Committee), Crown Crafts, Inc. and Gilman + Ciocia, Inc. (Chairman- Compensation Committee, Member- Audit Committee).

Mr. Czarnecki became a Director of the Company on August 13, 2008. Mr. Czarnecki is the Chairman and CEO of The Deltennium Group, Inc., a privately held consulting and direct investment firm, since its founding in 1995. Since August 2007, Mr. Czarnecki has served as President and CEO of 02Media, Inc., a private organization providing direct response marketing campaign management and infomercial production, educational and branded entertainment TV programming and Internet marketing campaign management. From April 1, 2007 to January 15, 2008, Mr. Czarnecki served as interim President & CEO of Junior Achievement Worldwide, Inc., where he also serves on the board of directors, and as member of the Executive Committee, and Chairman of its Human Resources, Compensation and Pension Committees. Mr. Czarnecki is a member of the Board of Directors of State Farm Insurance Company and is Chairman of the Audit Committee; a member of the Board of Directors of Del Global Technology, Inc. since June 2003, and Chairman of the Audit Committee; and a member of the Board of Directors of State Farm Bank and State Farm Fire & Casualty. He is also a member of the advisory board for Private Capital, Inc. and serves as Chairman of the Board of Trustees of National University. In addition he is Chairman of the Board of National Leadership Institute, a nonprofit organization dedication to facilitating quality leadership and governance in nonprofit organizations; Chairman of the National Association of Corporate Directors - Florida Chapter, and faculty member; and member of the Board of Directors of Junior Achievement of South Florida, Inc. Mr. Czarnecki holds a B.S. in Economics from Temple University, and M.A. in Economics from Michigan State University, a Doctor of Humane Letters from National University and is a Certified Public Accountant. Mr. Czarnecki serves as our lead director.

Board Committees

The Company’s Board of Directors has three standing committees of the Board: a Compensation Committee, an Audit Committee and Governance and Nomination Committee. The directors named above serve on the following Board committees:

Compensation Committee:	Audit Committee	Governance and Nomination Committee
Dwight B. Mamanteo – Chair	Dwight B. Mamanteo	Dwight B. Mamanteo
Marcus Wohlrab	Marcus Wohlrab	Marcus Wohlrab – Chair
Frederick Wasserman	Frederick Wasserman** – Chair	Frederick Wasserman
Gerald M. Czarnecki-ex-officio member	Gerald M. Czarnecki –ex-officio member	Gerald M. Czarnecki – ex-officio member

**	The Board of Directors has determined that Frederick Wasserman is a financial expert as defined in Regulation S-K promulgated under the Securities Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended June 30, 2008, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis.

Code of Ethics

The Company has adopted a code of ethics that applies to our CEO and CFO, principal accounting officer, controller, and persons performing similar functions, a copy of which is filed as Exhibit 14 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2007.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Overview

The Compensation Committee (the “Compensation Committee” or the “Committee”) of the Board administers our executive compensation program. Each member of the Committee is a non-employee and an independent director. The Compensation Committee is responsible for establishing salaries, administering our incentive programs, and determining the total compensation for our Chief Executive Officer and other executive officers. The Compensation Committees seeks to achieve the following goals with our executive compensation programs: to attract, motivate, and retain key executives and to reward executives for value creation. The Compensation Committee seeks to foster a performance-oriented environment by tying a significant portion of each executive’s cash and equity compensation to the achievement of performance targets that are important to the Company and its stockholders. Our executive compensation program has three principal elements: base salary, cash bonuses, and equity incentives under a recently established 2007 Long-Term Stock Incentive Plan (the “LTIP”).

Compensation Principles

We believe the top growing companies design their compensation program to attract, motivate, and retain highly talented individuals to drive business success. We further believe that the ideal programs tend to be principle-based rather than rules-based with such best practices compensation programs providing for the opportunity for executives and other key employees to achieve significant compensation upon the realization of objectives that clearly benefit a company and its shareholders. The Committee believes that best-practices plan will reflect the following principles:

•	Compensation should be related to performance

A proper compensation program should reinforce our Company’s business and financial objectives. Employee compensation will vary based on Company versus individual performance. When the Company performs well against the objectives that the Compensation Committee and Board will set, employees will receive greater incentive compensation. To the extent the business does not achieve or meet these objectives, incentive awards will be reduced or eliminated. An employee’s individual compensation will also vary based on his or her performance, contribution, and overall value to the business. Employees with sustained high performance should be rewarded more than those in similar positions with lesser performance.

•	Our employees should think like stockholders

The second critical principle of our compensation programs should be to foster an environment where our employees should act in the interests of the Company’s stockholders. We believe that the best way to encourage them to do that is through an equity interest in their company. Equity interest in a company can be achieved in several respects: the establishment of equity incentive plans that provide for the granting of equity-based awards, such as stock options and/or restricted stock or performance share units to employees. This requires the establishment of an omnibus long-term stock-based incentive plan which LTIP was approved and adopted by our Board and shareholders. While this plan also provides for traditional stock options, we believe that options should not form the dominant focus of a proper incentive plan and that performance share units or performance vesting restricted stock grants represent a preferred form of equity incentive. The philosophy behind such a structure is that as employees earn more stock (as opposed to options) they will think more like stockholders. Put another way, when all employees become owners, they think and behave like owners.

•	Incentive compensation should be a greater part of total compensation for more senior positions

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

Compensation Targets

Historically, we have not set targets for our offices and employees. Presently the Compensation Committee with the assistance of outside advisors and input of the officers of the Company is setting competitive targets that properly reflect the challenges of the business and create an equity-focused culture throughout the entire Company.

We believe that in allocating compensation among these elements, the compensation of a company’s senior-most levels of management - those persons having the greatest ability to influence a company’s performance - should be predominantly performance-based, while more junior employees should receive a greater portion of their compensation based on their base salary.

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

Equity Incentive

Long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. The Committee believes that the use of stock and stock-based awards offers the best approach to properly achieving our goals. We believe that stock-based compensation provide the principal method for executive officers to acquire equity or equity-linked interests in the Company. We have implemented the LTIP which we will utilize for such a purpose, which has received shareholder approval.

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

How the Elements Interact

While each element is set with certain needs in mind, the Committee also looks at the total compensation package for each individual to determine that the total payout is appropriate to the level of responsibility attributable to each participant. The total compensation package will also include any bonus amounts and awards to be based on performance targets, when such targets are ultimately set by the Committee.

Chief Executive Officer Compensation

The Compensation Committee uses the same factors in determining the compensation of our Chief Executive Officer as it does for other senior officers. Our Chief Executive Officer’s base salary for the fiscal year ended June 30, 2008 was US $349,195. Our Chief Executive Officer’s salary is established in British pounds, which is the currency of his residence. When translated into US dollars, which is our currency, the amount of his compensation will fluctuate based upon exchanges rates. Our Chief Executive’s salary is set at a specific level in British Pounds Sterling. During the past 18 months the weakness in the US Dollar relative to the British Pound has effectively increased his salary on a Dollar-denominated basis, even though his base salary in Pounds Sterling has not changed. Additionally, the deterioration of the exchange rate has weakened the Compensation Committee’s ability to compare the CEO’s salary to a peer group. Also, since his salary is set pursuant to his employment agreement that was entered into with our parent, ADNW, we have used the peer group described below for comparison purposes only. We are reviewing his compensation and the compensation of our other senior officers with the expectation of putting agreements in place with our officers to be effective after the spinoff from ADNW. His salary will be evaluated based on a comparison with a peer group as determined by our independent directors. Our independent directors are surveying companies whose revenue base and organizational size were consistent with ours as well as several companies within our industry, which we defined as business and supply chain management software solutions. The peer group is thus being created from a group of companies that are both similar in size as well as companies within our industry segment. Finally, we will compare the peer group to compensation for similar companies that are in the midst of a turnaround.

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

Change in Control

We anticipate that each officer’s contract will contain standard provisions that protect that officer in the event there is a change in control that has not been approved by our Board of Directors. In addition, our LTIP provides for acceleration of vesting in the event of a change in control.

The precise terms and conditions of each executive contract and of each plan will be contained in each such contract or plan, and will be filed with the SEC.

Perquisites

We offer limited perquisites for our executives. We may offer life insurance policies for our Named Executive Officers, but as of the date of this report, have yet to establish those policies.

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

Forward-Looking Statements

Disclosures in this Compensation Discussion & Analysis may contain certain forward-looking. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “approximate,” “expect,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.

Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed regarding the expectation of compensation plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries. A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to those set forth herein.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Summary Compensation Table for Fiscal Year 2008 and 2007

The following table sets forth information for the fiscal year ended June 30, 2008 and 2007 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer, Ian Warwick, (b) the two most highly compensated Executive Officers (other than our Chief Executive Officer) of ours and our subsidiaries at the end of our fiscal year ended June 30, 2008 and 2007 whose total compensation exceeded $100,000 for these periods, Simon Chadwick and Charles F. Trapp, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of our fiscal year ended June 30, 2008. These individuals may be collectively referred to in this report as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
Ian Warwick(1) Chief Executive	2008	349,195	–	–		–	–	–	–		349,195
Officer, President and Director	2007	350,682	–	–		–	–	–	–		350,682
Simon Chadwick(2) Chief Operating	2008	259,402	–	–		–	–	–	–		259,402
Officer and Director	2007	260,507	–	–		–	–	–	–		260,507
Charles F. Trapp(3) Vice President,	2008	214,583	–	25,500	(3)	–	–	–	–		240,083
Finance, and Chief Financial Officer	2007	N/A	N/A	N/A		N/A	N/A	N/A	N/A		N/A
Michael O’Driscoll(4) Former Chief	2008	93,593	–	–		–	–	–	46,992	(4)	140,585
Financial Officer and Director	2007	N/A	N/A	N/A		N/A	N/A	N/A	N/A		N/A
Michael Jamieson(5) Former Chief	2008	N/A	N/A	N/A		N/A	N/A	N/A	N/A		N/A
Operating Officer	2007	196,384	–	–		–	–	–	–		196,384

(1)
Reflects salary paid to Mr. Warwick for services rendered to us and our subsidiaries during fiscal 2008 and 2007 as Aftersoft’s Chief Executive Officer and President. Salary was paid in British pounds at an annual salary of 175,000 GBP. The amounts shown was translated to US dollars based on a June 30, 2008 currency conversion rate of 1 GBP = $1.9954 and the June 30, 2007 currency conversion rate of 1 GBP = $2.0039. Mr. Warwick did not receive any additional compensation for his services as a director on our Board of Directors.

(2)
Reflects annual salary paid to Mr. Chadwick for services rendered to us and our subsidiaries during fiscal 2008 and 2007 as Aftersoft’s Chief Operating Officer. Salary was paid in British pounds at an annual salary of 130,000 GBP. The amounts shown was translated to US dollars based on a June 30, 2008 currency conversion rate of 1 GBP = $1.9954 and the June 30, 2007 currency conversion rate of 1 GBP = $2.0039. Mr. Chadwick did not receive any additional compensation for his services as a director on Board of Directors.

(3)
Mr. Trapp was appointed Vice President Finance and Chief Financial Officer effective as of December 1, 2007. The amount shown in the table reflects salary in the amount of $134,167 earned for services in these capacities between December 1, 2007 and June 30, 2008, as well as salary in the amount of $80,416 earned for services as an accountant prior to his appointment as an officer. The salary for fiscal 2008 also includes $20,500 that was deferred and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. The amount shown in the “Stock Awards” column reflects the dollar amount recognized for fiscal 2008 financial statement reporting purposes of the outstanding stock awards held by Mr. Trapp in accordance with FAS 123R. Stock award represent an award on May 13, 2008 of 750,000 shares of common stock with a grant date closing price of $0.10 per share, of which 34% or 255,000 shares vested immediately on the date of grant. The value of the grant was based on the closing market price of $0.10 multiplied by 255,000, the number of vested shares. The remaining 66% of the shares or 495,000 shares, will vest in three equal installments of 165,000 shares on each of the first, second and third anniversaries of the grant date. The shares were not issued pursuant to any existing compensation plan. Mr. Trapp held no other stock or option awards at June 30, 2008.

(4)
The 2008 salary reflected in the table was earned by Mr. O’Driscoll for services rendered as our Chief Financial Officer between July 1, 2007 and November 30, 2007 in the amount of $93,593. The amount shown under “All Other Compensation” reflects amounts paid to Mr. O’Driscoll in connection with the termination of his employment with the Company. The salary and termination payments were made in British pounds and were translated to US dollars based on the November 30, 2007 currency conversion rate of 1 GBP =$2.0705.

(5)
Mr. Jamieson previously served as our Chief Operating Officer and a Director on our Board of Directors, but resigned these positions on March 6, 2007. The amount shown in the table reflects compensation paid to him for his services during 2007 as Chief Executive Officer of our subsidiary, MAM Software Ltd. The amount shown reflects annual salary paid to Mr. Jamieson in British pounds at an annual salary of 98,000 GPB, and was translated to US dollars based on June 30, 2007 currency conversion rate of 1 GBP = $2.0039.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended June 30, 2008. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards at 2008 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of June 30, 2008. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercis- able)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ian Warwick
Simon Chadwick
Charles F. Trapp	–	–	–	–	–	495,000	(1)	$123,750	(2)	–	–
Michael O’Driscoll

(1)
Stock awards represent an award on May 13, 2008 to Mr. Trapp of 750,000 shares of common stock with a grant date fair value of $0.10 per share, of which 34%, or 255,000 shares, vested immediately on the date of grant. The remaining 66% of the shares, the 495,000 shares reflected in the table, will vest in three equal installments of 165,000 shares, on each of the first, second and third anniversaries of the grant date. The shares were not issued pursuant to any existing compensation plan.

(2)	Based on the closing price of $0.25 of the Company’s common stock on June 30, 2008.

Director Compensation for Fiscal 2008

During fiscal 2008, directors who were not officers of the Company received $2,500 for each Board meeting attended in person and $750 for each Board Committee meeting attended in person, or 75% of the applicable rate if attended such Board or Committee meeting by teleconference. Directors who are also executive officers of the Company do not receive any additional compensation for their service on the Board.

The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended June 30, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ian Warwick	–	–	–	–	–	–	–
Simon Chadwick	–	–	–	–	–	–	–
Dwight B. Mamanteo	29,000	850	–	–	–	–	29,850
Marcus Wohlrab	29,000	850	–	–	–	–	29,850
Frederick Wasserman	28,600	850	–	–	–	–	29,450

(1)
The amount shown in the table reflects the dollar amount recognized for fiscal 2008 financial statement reporting purposes of the outstanding stock awards held by the directors in accordance with FAS 123R. Stock awards represent an award on May 13, 2008 to each of Mr. Mamanteo, Wohlrab and Wasserman of 25,000 shares of common stock with a grant date closing price of $0.10 per share, of which 34% or 8,500 shares, vested immediately on the date of grant. The value of the grant was based on the closing market price of $0.10 multiplied by 8,500, the number of vested shares. The remaining 66% of the shares, or 16,500 shares, will vest in three equal installments of 5,500 shares, on each of the first, second and third anniversaries of the grant date. The shares were not issued pursuant to any existing compensation plan. The directors held no other stock or option awards at June 30, 2008.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

The following tables set forth certain information regarding the beneficial ownership of the Common Stock as of September 25, 2008 by (a) each stockholder who is known by the Company to own beneficially 5% or more of the outstanding Common Stock; (b) all directors; (c) the Company’s chief executive officer, and other executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock. The percentage of beneficial ownership is based upon 92,733,220 shares of Common Stock outstanding as of September 25, 2008. Unless otherwise identified, the address of the directors and officers of the Company listed above is c/o Aftersoft Group, Inc., Herons Way, Chester Business Park, Chester, UK CH49QR.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class of Common Stock(1)
Wynnefield Capital, Inc.(2) 450 Seventh Ave., Suite 509 New York, NY 10123	6,250,004	6.52%
Lewis Asset Management Corp.(3) 45 Rockefeller Plaza New York, NY 10111	12,805,998	12.92%
ComVest Capital LLC(4) 105 S. Narcissus Ave. West Palm Beach, FL 33401	8,416,666	8.32%
Auto Data Network, Inc.(5) 151 First Avenue 65 New York, NY 10003	71,250,000	76.83%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of class of Common Stock(1)
Directors and Officers:
Ian Warwick(5) Chief Executive Officer and Chairman	0		0.00%
Simon Chadwick Chief Operating Officer	0		0.00%
Charles F. Trapp Chief Financial Officer	255,000	(6)	0.28%
Frederick G. Wasserman, Director	8,500	(6)	0.01%
Dwight B. Mamanteo, Director	8,500	(6)	0.01%
Marcus Wohlrab, Director	8,500	(6)	0.01%
Gerald M. Czarnecki, Director	0		0.00%
Executive Officers and Directors as a group (7 persons)	280,500	(6)	0.30%
Former Officers:
Michael Jamieson	340,000		0.37%
Michael O’Driscoll	0		0.00%

(1)
Based on a total of 92,733,220 shares of Common Stock outstanding. In accordance with Securities and Exchange Commission rules, each person’s percentage interest is calculated by dividing the number of shares that person owns by the sum of (a) the total number of shares outstanding as of September 25, 2008 plus (b) the number of shares such person has the right to acquire within sixty (60) days of September 25, 2008.

(2)
Includes 3,125,002 shares of common stock and 3,125,002 shares issuable upon exercise of warrants to purchase shares of common stock, which are currently exercisable at $1.00 per share and expire July 2, 2013. Dwight Mamanteo, one of the Company’s directors, is a securities analyst and portfolio manager with Wynnefield Capital, Inc. He neither exercises voting or dispositive control over the shares beneficially owned by Wynnefield Capital, Inc. The Company has been informed that Nelson Obus exercises voting and investment control over the shares owned by Wynnefield Capital, Inc.

(3)
Includes 6,402,999 shares of common stock, and 6,402,999 shares issuable upon exercise of warrants to purchase shares of common stock, which are currently exercisable at $1.00 per share and expire July 2, 2013. The Company has been informed that Austin Lewis exercises voting and investment control over the shares owned by Lewis Asset Management Corp.

(4)
Includes (i) 1,000,000 shares issuable upon exercise of warrants to purchase shares of common stock, which are currently exercisable at $0.11 per share and expire December 31, 2013; (ii) 2,083,333 shares issuable upon exercise of warrants to purchase shares of common stock, which are currently exercisable at $0.3625 per share and expire December 31, 2013; (iii) 2,000,000 shares issuable upon exercise of warrants to purchase shares of common stock, which are currently exercisable at $0.11 per share and expire December 31, 2013, and (iv) 3,333,333 shares issuable upon conversion of the $5,000,000 convertible 11% note due December 2010, convertible at $1.50 per share. The Company has been informed that Gary Jaggard exercises voting and investment control over the shares owned by ComVest Capital LLC.

(5)
Mr. Warwick, as the Chief Executive Officer of ADNW and Aftersoft, has power to vote and dispose of the Company’s Common Stock owned by ADNW. Mr. Warwick disclaims beneficial ownership of the 71,250,000 shares of Common Stock held by ADNW.

(6)
Represents 34% of an award of restricted shares of common stock granted by the Company for services previously rendered, which vested immediately. The remaining 66% of the shares will vest in three equal installments on each of the first, second and third anniversaries of the grant date.

Equity Compensation Plans

The information with respect to our equity compensation plan is incorporated herein by reference to Item 5 of Part II of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Mr. Warwick, the Company’s CEO and Chairman, also serves as the CEO and Chairman of Auto Data Network, Inc. (“ADNW”), which is the majority shareholder of the Company.

During the 2007 fiscal year the Company had the following transactions with ADNW:

•
From time to time ADNW advances funds to the Company. As of April 30, 2008, the balance of such advances was zero. During the year payments totaling $617,000 were advanced to the Aftersoft Group with repayments of $219,000, giving a net effect of $398,000. The Company transferred its note receivable with a related party known as MAM North America, Inc. (“MAM North America”) in the amount of $510,000 to ADNW. ADNW agreed to accept the assignment for all the issued shares of MAM North America from the Company and repaid the $510,000 note receivable on October 1, 2005 by allowing the Company to reduce its balance of loans due to ADNW. The Company sold its 43% shareholder interests in MAM Software North America, Inc. in October 2005. As a consequence of the sale ADNW agreed that MAM Software Limited could offset the $510,000 note receivable from MAM Software North America, Inc. against the outstanding debt due ADNW. The net book value of the Company’s investment in MAM Software North America, Inc. prior to the transfer to ADNW was nil. The transactions allowed the Company to improve its balance sheet by reducing loans due to the parent company. Furthermore MAM North America has indemnified MAM UK against all past or current liabilities. In December 2005, the Company sold property and equipment to a third party for $308,000, who paid the $308,000 directly to ADNW. On June 10, 2006, the Company sold 100% of the outstanding Common Stock of Euro Soft (which by then had its own operations) to a different third party for $1,400,000. The proceeds from the sale of Euro Soft were paid by this third party purchaser directly to ADNW. No prior or subsequent relationship has existed between ADNW or Aftersoft with either of these purchasers.

•	The Company has issued the following common stock to ADNW as full consideration of three acquisitions:

-
On December 21, 2005, the Company issued 32,500,000 shares of its common stock to ADNW for the acquisition of MAM Software Limited and CarParts Technologies Inc. ADNW is the Company’s parent corporation by virtue of its ownership of 76.83% of the Company’s common stock. Prior to this transaction, ADNW owned 100% of MAM Software Limited and CarParts Technologies, Inc. The approximate dollar value of the 32,500,000 shares that were issued at the time was $54,925,000, which is based on the closing price of our stock of $1.69 per share on that date. The transaction was undertaken as part of the spin-off of businesses that were formerly owned by ADNW into what ultimately became Aftersoft Group, Inc.

-
On August 25, 2006, the Company issued 28,000,000 shares of its common stock to ADNW for the acquisition of EXP. EXP is a former subsidiary of the Company, which was sold on November 12, 2007. ADNW is the Company’s parent corporation by virtue of its ownership of 76.83% of the Company’s common stock. Prior to this transaction, ADNW owned 100% of EXP. The transaction was undertaken with ADNW because we believed that the time that EXP would prove to be a strategic component of our business in the United States. The approximate dollar value of the 28,000,000 shares that were issued at the time was $30,800,000, which is based on the closing price of our stock of $1.10 per share on that date.

-
On February 1, 2007, the Company issued 16,750,000 shares of its common stock to ADNW for the acquisition of DSS. DSS is a former subsidiary of the Company, which was sold on November 12, 2007. ADNW is the Company’s parent corporation by virtue of its ownership of 76.83% of the Company’s common stock. Prior to this transaction, ADNW owned 100% of DSS. The transaction was undertaken with ADNW because we believed that the time that DSS would prove to be a strategic component of our business in the United States. The approximate dollar value of the 16,750,000 shares that were issued at the time was $15,075,000, which is based on the closing price of our stock of $0.90 per share on that date.

-	Transactions with Auto Data Network, Inc.

Balance due to ADNW as of June 30, 2005	$(884,418)
Transfer of advances made to MAM Software USA to ADNW	510,000
Advances received from ADNW	(633,875)
Payments made on behalf of ADNW	236,183
Payment made from Note Receivable by a third party direct to ADNW	450,000
Proceeds from sale of Aftersoft Fixed Assets paid by a third party direct to ADNW	308,000
Balance due to ANDW as of June 30, 2006	(14,110)
Payments made by ADNW to third parties for earn-outs on behalf of Aftersoft	(2,200,000)
Payments made from note receivable by third party direct to ADNW	950,000
Payments made on behalf of ADNW	1,528,110
Balance due from ADNW as of June 30, 2007	264,000
Payments made on behalf of ADNW	2,108,000
Write down of advance to net realizable value	(800,000)
16,000,000 shares of ADNW common stock issued in April 2008 by ADNW to the Company as payment for advances	(1,572,000)
Balance at June 30, 2008	$0

From time to time various payments were made by ADNW and Aftersoft group companies on behalf of other companies within the ADNW group of companies. The advances do not attract interest and there is no set dates for repayment.

In April 2008, the Company received an aggregate of 27,631,622 shares, or 26.6% of ADNW’s common stock, for assuming certain liabilities of ADNW, including with respect to a lawsuit involving Arthur Blumenthal. This matter is described under “Legal Proceedings,” and a share exchange with a former ADNW shareholder, described below. On July 3, 2008, the Company sold 5,231,622 of such shares to unaffiliated third parties for $0.17 per share, and aggregate gross proceeds of approximately $889,000. An additional 2,000,000 shares were used at the request of the Company to pay certain service providers in respect of services previously rendered to ADNW, and to settle certain outstanding minor obligations of ADNW. As of September 25, 2008, the Company beneficially owns 20,400,000, or 19.65%, of ADNW’s common stock. The Company has agreed not to vote on the shares of ADNW’s common stock that it owns as to any matter put to a vote of ADNW’s shareholders prior to the spin-off. The Company will receive 14,002,560 shares of its own Common Stock in connection with the spin-off, and intends to retire such shares immediately upon receipt.

On June 29, 2007, the Company granted to a holder of 2,124,098 shares of ADNW preferred stock, which is convertible into 7,231,622 shares of common stock of ADNW, certain exchange rights. The preferred shareholder agreed to waive anti-dilution rights it held in ADNW for the right to exchange the preferred shares for 6,402,999 units of the Company, which units were issued as part of the private placement that closed in July 2007, and contained the same terms as the securities issued in that offering (see Note 10 to the financial statements included elsewhere in this report) - one share of the Company’s common stock, and a five-year warrant to purchase one share of Company’s common stock exercisable at $1.00. On April 24, 2008, the Company completed the exchange transaction and issued the shares and warrants.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that Dwight B. Mamanteo, Marcus Wohlrab, Frederick Wasserman and Gerald Czarnecki are “independent” within the meaning of such rules. Ian Warwick and Simon Chadwick are not “independent” under these rules, due to their respective positions as our Chief Executive Officer and Chief Operating Officer.

Item 14.	Principal Accounting Fees and Services.

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, KMJ Corbin for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2008 and 2007.

	For the Year Ended June 30,
	2008	2007
Audit fees(1)	$153,000	$186,000
Audit- related fees(2)	79,000	32,000
Tax fees(3)	–	–
All other fees	–	–
Total fees	$232,000	$218,000

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.
(2)
Audit-related fees for fiscal years 2008 and 2007 are comprised of consent fees and work on registration statements, consultation fees on accounting issues, and fees related to the restatements of the fiscal 2007 quarterly reports that were filed in fiscal 2008.

(3)	There are no tax fees which usually comprise of tax compliance and consultation fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Committee to pre-approve interim services by the independent auditors other than the annual audit. The Chairman must report all such pre-approvals to the entire Audit Committee at the next Committee meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of Aftersoft Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-KSB filed on November 17, 2006).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

5.1	Opinion of Gersten Savage LLP regarding the legality of the securities being registered (filed herewith).

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

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed July 6, 2007).

10.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed July 6, 2007).

10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed July 6, 2007).

10.6	Settlement and Release Agreement between AFS and McKenna (incorporated by reference to Exhibit 99.1 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed August 6, 2007).

10.7
Revolving Credit and Term Loan Agreement dated as of December 21, 2007, by and between ComVest Capital LLC, as Lender, and Aftersoft Group, Inc., as Borrower (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.8	Revolving Credit Note, dated December 21, 2007 in the principal amount of $1,000,000 (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

Exhibit No.	Description of Exhibit

10.9	Convertible Term Note, dated December 21, 2007 in the principal amount of $5,000,000 (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.10
Collateral Agreement dated as of December 21, 2007 by and among Aftersoft Group, Inc., Aftersoft Network, N.A. Inc., MAM Software Ltd., Aftersoft Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., and ComVest Capital LLC (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.11
Guaranty Agreement dated December 21, 2007 by Aftersoft Network, N.A. Inc., MAM Software Ltd., Aftersoft Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., in favor of ComVest Capital LLC (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.12	Form of Validity Guaranty (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.13
Warrant, dated as of December 21, 2007, to Purchase 1,000,000 Shares of Common Stock of Aftersoft Group, Inc. (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.14
Warrant, dated as of December 21, 2007, to Purchase 2,000,000 Shares of Common Stock of Aftersoft Group, Inc. (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.15
Warrant, dated as of December 21, 2007, to Purchase 2,083,333 Shares of Common Stock of Aftersoft Group, Inc. (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.16
Registration Rights Agreement dated as of December 21, 2007 by Aftersoft Group, Inc. for the benefit of the holders (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.17
Share Sale Agreement, dated November 12, 2007, between EU Web Services, Ltd., as Purchaser, Aftersoft Group, Inc., as Vendor, and EXP Dealer Software Ltd. (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed November 16, 2007)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual report on Form 10-K/A for the fiscal year ended June 30, 2007 filed October 15, 2007.)

21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aftersoft Group, Inc.

Date: September 29, 2008	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Aftersoft Group, Inc.

Date : September 29, 2008	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: September 29, 2008	By:	/s/ Charles Trapp
Charles Trapp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date : September 29, 2008	By:	/s/ Simon Chadwick
Simon Chadwick
Chief Operating Officer and Director

Date : September 29. 2008	By:	/s/ Frederick Wasserman
Frederick Wasserman
Audit Committee Chair and Director

Date : September 29, 2008	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Compensation Committee Chair and Director

Date : September 29. 2008	By:	/s/ Marcus Wohlrab
Marcus Wohlrab
Governance Committee Chair and Director

Date : September 29. 2008	By:	/s/ Gerald M. Czarmecki
Gerald M. Czarnecki
Lead Director, ex officio member of all committees

AFTERSOFT GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F–2

Consolidated Balance Sheets as of June 30, 2008 and 2007	F–3

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2008 and 2007	F–4

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2008 and 2007	F–5

Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007	F–6

Notes to Consolidated Financial Statements	F–8

F–1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
of Aftersoft Group, Inc.

We have audited the accompanying consolidated balance sheets of Aftersoft Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aftersoft Group, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP
KMJ CORBIN & COMPANY LLP

Irvine, California

September 29, 2008

F–2

AFTERSOFT GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$1,964	$583
Accounts receivable, net of allowance of $202 and $227	3,233	2,851
Investment in non-marketable securities	-	688
Inventories	615	319
Current assets of discontinued operations	-	2,587
Prepaid expenses and other current assets	690	278
Total Current Assets	6,502	7,306

Property and Equipment, Net	592	209

Other Assets
Goodwill	11,878	20,030
Amortizable intangible assets, net	4,584	5,265
Software development costs, net	1,718	1,301
Investments in available-for-sale securities	4,102	-
Non-current assets of discontinued operations	-	4,742
Other long-term assets	426	29
Total Assets	$29,802	$38,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,372	$2,196
Accrued expenses and other	3,508	1,811
Current portion of accrued litigation costs	-	2,000
Payroll and other taxes	933	866
Current portion of long-term debt	598	1,020
Current portion of deferred revenue	607	643
Taxes payable	379	391
Current liabilities of discontinued operations	-	2,044
Total Current Liabilities	8,397	10,971

Long-Term Liabilities
Deferred revenue, net of current portion	545	753
Deferred income taxes	880	880
Accrued litigation costs, net of current portion	-	825
Long-term debt, net of current portion and debt discount	4,783	679
Other	142	-
Total Liabilities	14,747	14,108

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock:
Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock:
Par value $0.0001 per share; 150,000,000 shares authorized, 92,733,220 and 80,127,384 shares issued and outstanding, respectively	9	8
Additional paid-in capital	31,732	26,123
Due from parent company	(2,850)	(264)
Accumulated other comprehensive income	1,617	1,523
Accumulated deficit	(15,453)	(2,616)
Total Stockholders' Equity	15,055	24,774

Total Liabilities and Stockholders' Equity	$29,802	$38,882

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

F–3

AFTERSOFT GROUP, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	For the year	For the year
	ended	ended
	June 30,	June 30,
	2008	2007

Revenues	$22,463	$20,217
Cost of revenues	10,429	9,357
Gross Profit	12,034	10,860

Operating Expenses
Research and development	3,176	2,874
Sales and marketing	2,467	1,985
General and administrative	8,438	2,675
Depreciation and amortization	1,287	1,462
Impairment of goodwill	8,170	3,100
Total Operating Expenses	23,538	12,096

Operating Loss	(11,504)	(1,236)

Other Income (Expense)
Gain on extinguishment of liability	-	487
Interest expense	(874)	(129)

Gain on sale of investments	1,312	-
Litigation settlement , net	76	(2,350)
Other, net	57	16
Total other income (expense), net	571	(1,976)

Loss from continuing operations before provision for income taxes	(10,933)	(3,212)

Provision for income taxes	873	782

Loss from continuing operations	(11,806)	(3,994)

Income from discontinued operations, net of tax	13	884
Loss on sale of discontinued operations, net of tax	(26)	(378)

Net Loss	(11,819)	(3,488)

Unrealized loss on investments in available-for-sale securities	(184)	-
Foreign currency translation gain	278	1,899
Total Comprehensive Loss	$(11,725)	$(1,589)

Loss per share attributed to common stockholders – basic and diluted
Net loss from continuing operations	$(0.15)	(0.05)
Discontinued operations	-	0.01
Net Loss	$(0.15)	(0.04)

Loss per share attributed to common stockholders – basic and diluted
	87,057,391	79,828,912

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

F–4

AFTERSOFT GROUP, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Due To (From) Parent	Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance as of June 30, 2006	79,821,167	$8	$25,564	$14	$(376)	$872	$26,082
Common stock issued to consultants for services performed	6,217	-	3	-	-	-	3
Common stock issued to convert long-term debt	300,000	-	144	-	-	-	144
Fair value of warrants issued for litigation costs	-	-	412	-	-	-	412
Advances to parent company, net	-	-	-	(278)	-	-	(278)
Foreign currency translation adjustment	-	-	-	-	1,899	-	1,899
Net loss	-	-	-	-	-	(3,488)	(3,488)
Balance as of June 30, 2007	80,127,384	8	26,123	(264)	1,523	(2,616)	24,774
Common stock issued for cash	5,208,337	1	2,035	-	-	-	2,036
Common stock issued to settle litigation	1,718,750	-	825	-	-	-	825
Litigation settlement shares returned	(1,718,750)	-	(275)	-	-	-	(275)
Fair value of warrants issued to settle litigation	-	-	152	-	-		152
Fair value of warrants issued to consultant	-	-	27	-	-	-	27
Fair value of warrants issued with long-term debt	-	-	910	-	-	-	910
Common stock and warrants issued for parent company common stock	6,402,999	-	1,812	-	-	(1,018)	794
Common stock issued as compensation	994,500	-	99	-	-		99
Fair value of warrants issued to lender	-	-	24	-	-	-	24
Foreign currency translation adjustment	-	-	-	-	278	-	278
Unrealized loss on investment in available-for-sale securities	-	-	-	-	(184)	-	(184)
Advances to parent company, net	-	-	-	(2,586)	-	-	(2,586)
Net loss	-	-	-	-	-	(11,819)	(11,819)
Balance June 30, 2008	92,733,220	$9	$31,732	$(2,850)	$1,617	$(15,453)	$15,055

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

F–5

AFTERSOFT GROUP, INC.
Aftersoft Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended June 30, 2008	For the year ended June 30, 2007

Cash Flows from operating activities :
Net loss	$(11,819)	$(3,488)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash revenues	-	(360)
Depreciation and amortization	1,286	1,947
Debt discount amortization	412	-
Gain on extinguishment of liability	-	(487)
Loss on disposition of property and equipment	16	4
Gain on sale of investment in non-marketable securities	(1,312)	-
Loss on settlements of amount due from parent company	1,091	-
Loss on sale of discontinued operations	26	378
Gain on modification of debt settlement	(123)	-
Fair value of stock and warrants issued for services and compensation	126	3
Fair value of warrants issued for debt waiver	24	-
Fair value of warrants issued for litigation costs	-	412
Impairment of goodwill	8,170	3,100

Changes in assets and liabilities (net of the effect of acquisitions and divestitures):
Accounts receivable	(382)	(233)
Inventories	(37)	(75)
Prepaid expenses and other assets	(671)	(59)
Net advances to parent company relating to operating activities	(2,060)	(278)
Accounts payable	176	884
Taxes payable	151	(224)
Deferred revenue	172	(1,235)
Accrued expenses and other liabilities	1,884	300
Accrued litigation costs	(2,000)	1,805
Net cash (used in) provided by operating activities	(4,870)	2,394

Cash flows from investing activities :
Cash sold in divestitures	(157)	-
Purchase of property and equipment	(383)	(228)
Proceeds from the sale of investment in non-marketable securities	2,000	-
Net advances to parent company relating to investing activities	-	(1,250)
Capitalized software development costs	(681)	(585)
Net cash provided by (used in) investing activities	779	(2,063)

Cash Flows from financing activities :
Proceeds from sale of common stock, net of cash issuance costs	2,036	-
Proceeds from long-term debt, net of cash issuance costs	4,359	-
Payments on long-term debt	(1,062)	(84)
Net cash provided by (used in) financing activities	5,333	(84)

Effect of exchange rate changes	57	(40)
Net increase in cash and cash equivalents	1,299	207

Cash and cash equivalents at beginning of year	665	458
Cash and cash equivalents at end of year	$1,964	$665

Continued /……………..

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

F–6

AFTERSOFT GROUP, INC.

Aftersoft Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	For the year	For the year
	ended	ended
	June 30,	June 30,
	2008	2007

Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$438	$149
Income taxes	$873	$1,300

Non-cash investing and financing transactions during the year for :
Settlement of note receivable by offsetting against amounts due to Parent	$-	$950
Shares issued for accrued litigation costs	$825	$-
Value of shares returned in revised litigation settlement	$275	$-

Value of warrants issued in revised litigation settlement	$152	$-

Earn-out payments to third parties related to EXP paid by Parent	$-	$2,200
Shares issued for conversion of long-term debt	$-	$144
Value of warrants issued related to debt issuance	$910	$-

Shares exchanged for parent company common stock:
Value of parent company shares received	$794	$-
Deemed dividend to parent company	1,018	-
Value of Company shares exchanged	$1,812	$-
Shares of parent company common stock received in exchange for legal obligation	$484	$-
Shares of parent company common stock received in exchange for receivable from parent company	$2,372	$-

Divestiture of Dealer Software and Services Limited (see Notes 2 and 11):
Accounts receivable	$-	$933
Goodwill	-	700
Accounts payable	-	(68)
Deferred revenue	-	(322)
Loss on sale	-	(378)
Note receivable	$-	$865

Divestiture of MMI (see Note s 2 and11):
Cash	$157
Accounts receivable	439
Inventory	6
Other	27
Current Assets	629
Property and equipment	156
Other long term assets	219
Goodwill	723
Intangible assets	2,242
Total Assets	3,969
Liabilities assumed	(1,739)
Net assets divested	2,230
Proceeds received	0
Loss on disposal	$2,230

Divestiture of EXP (see Notes 2 and 11):
Accounts receivable	$1,050
Investments in available for sale securities	369
Current Assets	1,419
Goodwill	1,640
Total Assets	3,059
Liabilities assumed	(1,405)
Net assets divested	1,654
Proceeds received:
Investments in available for sale securities	2,334
Receivable from buyer	1,707
Gain on disposal	$2,387

Divestiture of note receivable of $865,000 for an investment in available for sale securities of $682,000 as part of the divestitures of EXP and MMI (see Note 3).

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

F–7

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation

Aftersoft Group, Inc. is a subsidiary of Auto Data Network, Inc. (“ADNW”), which owns approximately seventy-seven percent (77%) of the Company’s outstanding Common Stock as of September 28, 2008. The Company is in the process of spinning out from ADNW through distribution by ADNW all of the shares of Aftersoft’s common stock it owns to its shareholders (representing approximately 0.686 shares of Company’s common stock for every share of ADNW common stock held by ADNW shareholders), pending approval by the SEC.

Aftersoft Group is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited (“MAM”) is based in Sheffield, United Kingdom (“UK”) and Aftersoft Network, NA, Inc., (“ASNA”) has offices in the United States (“US”) in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio.

EXP Dealer Software Services Limited (“EXP”) is comprised of MMI Automotive Limited (“MMI”), based in Wiltshire, UK, Anka Design Limited, (“Anka”) based in Chester, UK, and Dealer Software Services Limited (“DSS”), an inactive company, which were all sold during fiscal 2008, and are included as Discontinued Operations in the Consolidated Financial Statements for all periods presented (see Notes 2 and 11).

The Company operates on a June 30 fiscal year end.

Combination of Entities under Common Control

On August 26, 2006, the Company acquired 100% of the issued and outstanding shares of EXP from ADNW in exchange for issuing 28,000,000 shares of Common Stock to ADNW, with a market value of $30,800,000. In addition, on February 1, 2007, the Company acquired 100% of the issued and outstanding shares of DSS from ADNW in exchange for issuing 16,750,000 shares of Common Stock to ADNW with a market value of $15,075,000. Since these acquisitions were with the Company’s majority shareholder, the net assets acquired are recorded at the amounts reflected in ADNW’s consolidated financial statements as of July 1, 2005, and all historical financial statements for the year ended June 30, 2007 have been retroactively restated as though the transactions had occurred on July 1, 2005.

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

F–8

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

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

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2008 and 2007, the Company had $0 and $88,000, respectively, of balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

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

No customer accounted for more than 10% of the Company’s revenues during the years ended June 30, 2008 and 2007.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires public companies to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. As a result of the divestitures that occurred during fiscal 2008, the Company operates in only one segment.

F–9

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

Geographic Concentrations

The Company conducts business in the US, Canada and the UK. From customers headquartered in their respective countries, the Company derived 24% of its revenues from the US, and 76.% from its UK operations during the year ended June 30, 2008 compared to 26% from the US and 74% from the UK for the year ended June 30, 2007. At June 30, 2008, the Company maintained 21% of its net property and equipment in the UK with the remaining 79 % in the US.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectibility of accounts receivable, the fair value of investments in available-for-sale securities, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets, and the estimated value of warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments in securities, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments classified as current approximate their fair values as of June 30, 2008 and 2007 due to their short-term maturities. The difference between the fair value and recorded values of long-term debt are not significant due to the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company’s non-current instruments.

Available-for-Sale Investments

The Company accounts for its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income, net of tax. At June 30, 2008, investments consist of corporate stock with an unrealized loss of $184,000 (see Note 4). At June 30, 2007, investments consist of corporate stock with no unrealized gain or loss.

F–10

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

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

The Company owned an 18.18% ownership interest in DCS Automotive Ltd, a non-public company in the UK, which it acquired for $688,000. During the year ended June 30, 2008, the Company sold its non-marketable investment to a third party for $2,000,000, generating a gain of $1,312,000.

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

F–11

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

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

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets.” addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss is recorded for any goodwill that is determined to be impaired, which resulted in an $8,170,000 impairment charge in fiscal 2008 and a $3,100,000 impairment charge in fiscal 2007. The impairment loss relates to ASNA as a result of continuing operating losses and less optimistic operating forecasts. The estimated fair value of ASNA was determined using present value techniques. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

F–12

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

Balance, July 1, 2006	$22,700,000
Earn out payback to third parties related to EXP.	2,200,000
Effect of exchange rate changes	1,293,000
Impairment charges	(3,100,000)
Elimination of goodwill related to divesting of EXP	(700,000)
Reclassification of goodwill relating to discontinued operations	(2,363,000)
Balance June 30, 2007	20,030,000
Effect of exchange rate changes	18,000
Impairment charges	(8,170,000)
Balance June 30, 2008	$11,878,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2008 and 2007, the Company’s management believes there is no impairment of its long-lived assets (other than goodwill discussed above). There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

F–13

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123(R) “Share-Based Payment” requiring it to recognize expense related to the fair value of its share-based compensation awards over the applicable vesting period, subject to estimated forfeitures.

For valuing stock options awards under SFAS No.123(R), the Company has elected to use the Black-Scholes valuation model, using the guidance in Staff Accounting Bulletin (“SAB”) No. 107 for determining its expected term and volatility assumptions. For the expected term, the Company uses a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants. SFAS 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant US Treasury Bill Rate at the time each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.

On June 12, 2008, the Company’s shareholders approved the Aftersoft Group Inc. 2007 Long-Term Stock Incentive Plan. The maximum aggregate number of shares of common stock that may be issued under the plan, including stock options, stock awards, and stock appreciation rights is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2008 under this plan (see Note 10).

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

F–14

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

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

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2008 and 2007, advertising expense totaled $126,000 and $199,000, respectively.

Gain on Extinguishment of Liability

The Company realized $487,000 of income from the extinguishment of sales tax liabilities for the year ended June 30, 2007, due to the expiration of the statute of limitations related to such liabilities. During June 2001, CarParts Technologies, Inc., now known as AFS Tire Management, Inc., adopted a formal plan to abandon its internet retailing business and a provision was set up to cover any potential sales tax liabilities. This balance represents the portion of the potential liabilities that was never paid.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $278,000 and $1,899,000 for the years ended June 30, 2008 and 2007, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2008 and 2007, the components of comprehensive income (loss) consist of foreign currency translation gains (losses) and unrealized gains and on investments in available-for-sale securities.

F–15

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). The Company adopted FIN 48 in its consolidated financial statements (See Note 8).

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the year. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. The Company has no dilutive securities for the year ended June 30, 2007. For the year ended June 30, 2008, a total of 20,798,135 common stock purchase warrants and debt convertible into 3,333,333 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation for the years ended June 30:

	2008	2007
Numerator for basic and diluted loss per share:
Net loss	$(11,819,000)	$(3,488,000)
Deemed distribution to parent company	(1,018,000)	-
Net loss available to common shareholders	$(12,837,000)	$(3,488,000)
Denominator for basic and diluted Loss per common share:
Weighted average number of shares of common stock outstanding	87,057,391	79,828,912

Net loss per common share available to common stockholders - basic and diluted	$(0.15)	$(0.04)

F–16

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

Reclassifications

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation, with no effect on the previously reported net loss.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company expects to adopt SFAS No. 157 on July 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS. No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS No. 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 141(R) on July 1, 2009.  The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective in fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 160 on July 1, 2009. The Company is currently assessing the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.

F–17

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

NOTE 2. Acquisitions and Divestitures

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

On October 30, 2007, the Company divested MMI. Pursuant to the terms of the agreement, EXP agreed to sell shares of Distal Enterprises (“Distal”), which owned the shares of MMI, to the original sellers of MMI, in full and final satisfaction of any and all amounts owed to the original sellers of MMI. Under the terms of the agreement, the Company, EXP, and ADNW were released from any and all of its liabilities under the original purchase agreement and any other agreements between the parties executed prior thereto, upon the completion and transfer of the entire issued share capital of Distal to the original sellers. The Company received no further consideration on the sale, and incurred a loss of $2,230,000 which is included in sale of discontinued operations (see Note 11).

On November 12, 2007, the Company divested EXP. Pursuant to the terms of the Share Sale Agreement (the “Agreement”), EU Web Services Limited (“EU Web Services”) agreed to acquire, and the Company agreed to sell, the entire issued share capital of EXP it then owned. In consideration of the sale, EU Web Services agreed to issue to the Company, within twenty-eight days from the Agreement’s execution, Ordinary 0.01 GBP shares in its parent company, First London Securities, PLC (“First London Securities”) having a fair market value of $3,000,000 at the date of issuance of such shares. The Company received 1,980,198 shares and recorded the investment at $2,334,000, which represented the bid price of the restricted securities received, and discounted the carrying value by 11% as the shares cannot be liquidated for at least twelve months. The shares are included as investment in available for sale securities in the accompanying consolidated balance sheet (see Note 4). Further, the Agreement provided that the Company receive additional consideration in the form of: (i) Ordinary shares in EU Web Services having a fair market value of $2,000,000 as of the date issuance of, provided that EU Web Services is listed and becomes quoted on a recognized trading market within six (6) months from the date of the Agreement; or (ii) If EU Web services does not become listed within the time period specified, Ordinary shares in EU Web Services’ parent company having a fair market value of $2,000,000 as of the date of issuance. The Company originally recorded the receivable at $1,707,000. The Company recorded a gain of $2,387,000 on the sale of EXP which is included in sale of discontinued operations (see Note 11). The Company received 1,874,414 shares of First London Securities as payment for the $2,000,000 receivable.

The operations of EXP (including MMI, Anka and DSS) for the years ended June 30, 2008 and 2007 and the net assets of EXP at June 30, 2007 have been reclassified and presented separately in the accompanying consolidated financial statements (see Note 11).

F–18

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

Dealer Software and Services Limited

The acquisition of DSS was recorded as a combination of an entity under common control (see Note 1). DSS had a wholly owned subsidiary, Consolidated Software Capital Limited (“CSC”).

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

On June 17, 2007, DSS sold all of its CSC shares for a note receivable of $865,000. The operations of CSC for the year ended June 30, 2007 are considered discontinued operations and have been reclassified and presented separately in the accompanying consolidated financial statements (see Note 11)

On November 12, 2007 as part of the sale of EXP, the $865,000 note receivable was exchanged for 578,672 shares of First London Securities common stock having a fair value of $682,000. The transaction resulted in a loss of $183,000 and is included in sale of discontinued operations (see Note 11).

NOTE 3. Transactions with Parent Company

From time to time payments were made by the Company to settle certain obligations of ADNW and recorded as advances to Parent Company. The advances were non-interest bearing and due on demand. ADNW had minimal operations, and as of December 31, 2007, agreed to exchange the balance due for 16,000,000 common shares of ADNW. The Company recorded the net receivable at $2,372,000, which represented the bid price of the restricted securities to be received as of December 31, 2007, discounted the carrying value by 11% or $188,000 because the shares cannot be liquidated until the Company’s spinoff is approved by the SEC which was estimated to be completed in approximately six months.

For the quarter ended March 31, 2008, the Company reduced the carrying value of amount due from parent company by $800,000, which represents the reduction of the bid price of the restricted shares from December 31, 2007 and was recorded in general and administrative expenses in the accompanying consolidated statement of operations.

ADNW attempted to settle an old outstanding obligation of $775,000 with Mr. Blumenthal (see Note 9) for 4,400,000 shares of ADNW common stock. The value of the shares declined and Mr. Blumenthal elected not to accept the shares as full compensation and demanded that the Company settle the liability with additional or different consideration. In April 2008, the Company accepted the 4,400,000 shares from ADNW valued at $484,000 in exchange for attempting to settle this liability. The difference between the value of the ADNW shares and the amount of the obligation of $291,000 was recorded as general and administrative expense in the accompanying consolidated statement of operations. The Company is in the process of negotiating a settlement of this obligation.

On June 29, 2007, the Company granted to a holder of 2,124,098 shares of ADNW preferred stock, which is convertible into 7,231,622 shares of common stock of ADNW, certain exchange rights. The preferred shareholder agreed to waive anti-dilution rights it held in ADNW for the right to exchange the preferred shares for 6,402,999 units of the Company, which units were issued as part of the private placement that closed in July 2007, and contained the same terms as the securities issued in that offering (see Note 10) - one share of the Company’s common stock, and a five-year warrant to purchase one share of Company’s common stock exercisable at $1.00. On April 24, 2008, the Company completed the exchange transaction and issued the shares and warrants. The difference of $1,018,000 between the value of the Company units issued ($1,812,000) and the ADNW shares received ($794,000) was recorded as a distribution in the form of an increase to accumulated deficit.

F–19

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

As a result of the above transactions, the Company owns approximately 27.6 million shares of ADNW’s common stock on a fully converted basis in the aggregate, representing 26.6% of ADNW’s common stock on a fully diluted basis. Subsequent to June 30, 2008, the Company liquidated 5,231,622 common shares of ADNW for net proceeds of $889,000, and intends to issue 2,000,000 common shares of ADNW in exchange for settling $208,000 of ADNW obligations. It is the Company’s intention to exchange the remaining 20,400,000 shares of ADNW common stock it owns for 14,002,560 shares of its own common stock once the spin-oiff is declared effective by the SEC and retire such shares immediately upon receipt. As a result, the Company has classified this investment as a reduction to stockholders’ equity in the accompanying consolidated balance sheets.

NOTE 4. Investment in Available-for-Sale Securities

The Company received a total of 4,433,284 shares of First London Securities from the sale of EXP (see Note 2). The shares are listed for trading on the London Plus Exchange but currently they are thinly traded.

The Company values the investment at the bid price and any unrealized gains or losses are recorded in accumulated other comprehensive income in stockholders’ equity in the accompanying consolidated balance sheets. The Company owns approximately 3% of First London Securities and carries the investment at $4,102,000, net of unrealized loss of $184,000.

NOTE 5. Property and Equipment

Property and equipment consist of the following:

	June 30, 2008	June 30, 2007
Leasehold improvements	$574,000	$160,000
Computer and office equipment	163,000	68,000
Equipment under capital leases	10,000	10,000
Furniture and equipment	357,000	418,000
	1,104,000	656,000
Less : Accumulated depreciation	512,000	(447,000)
	$592,000	$209,000

Depreciation expense on property and equipment assets for the years ended June 30, 2008 and 2007 was $118,000 and $66,000, respectively.

F–20

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

NOTE 6. Intangible Assets

Intangible assets consist of the following:

	June 30, 2008	June 30, 2007
Assets not subject to amortization:
Goodwill	$11,878,000	$20,030,000
Assets subject to amortization:
Completed software technology (9-10 years useful life)	$3,389,000	$3,389,000
Customer contracts / relationships (10 years useful life)	3,909,000	3,909,000
Automotive data services (20 years useful life)	391,000	391,000
	7,689,000	7,689,000
Less : Accumulated amortization	(3,105,000)	(2,424,000)
Amortizable intangible assets, net	$4,584,000	$5,265,000

Software development costs	$3,263,000	$2,458,000
Less : Accumulated amortization	(1,545,000)	(1,157,000)
Software development costs, net	$1,718,000	$1,301,000

For the years ended June 30, 2008 and 2007, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $1,168,000 and $1,396,000 (restated), respectively.

Estimated future amortization of software development costs and intangibles is as follows:

Years Ending June 30,
2009	$1,130,000
2010	1,130,000
2011	760,000
2012	760,000
2013	760,000
Thereafter	1,762,000
Total	$6,302,000

NOTE 7. Long-Term Debt

Long-term debt consists of the following as of June 30, 2008 and June 30, 2007:

	June 30, 2008	June 30, 2007
ComVest term loan, net of debt discount of $756,000	$4,244,000	$-
ComVest revolver	500,000	-
McKenna note	497,000	825,000
Homann note	125,000	125,000
Other notes	15,000	749,000
	5,381,000	1,699,000
Less current portion	(598,000)	(1,020,000)
Long term portion	$4,783,000	$679,000

F–21

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

During fiscal 2008, $734,000 of the July 30, 2007 other notes payable were repaid from the proceeds of the July 2007 equity offering (see Note 10).

Future maturities of long-term debt (excluding debt discount) at June 30, 2008 are as follows:

Years Ending June 30,
2009	$598,000
2010	1,287,000
2011	4,252,000
Total	$6,137,000

ComVest Loan Agreement

On December 21, 2007, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital LLC (“ComVest”), as lender, pursuant to which ComVest agreed to extend a $1,000,000 secured revolving Credit Facility and a $5,000,000 Term Loan. The Loan Agreement contains customary affirmative and negative covenants, including maximum limits for capital expenditures per fiscal year, and ratios for liquidity. In connection with obtaining a waiver for a violation of loan covenants at March 31, 2008, the Company reduced the exercise price from $0.03125 per share to $0.11 per share for one million warrants held by Comvest (see below), recognizing the incremental fair value of the modified warrants of $24,000 as additional interest expense.

As of June 30, 2008, in connection with obtaining a waiver for a violation of loan covenants, the Company and ComVest amended the loan agreement and modified certain covenants. The cash flow ratio coverage was reduced and the lender agreed to extend from January 1, 2009 until January 1, 2010 the start of the loan amortization. As part of the amendment, ComVest required the Company to reduce the exercise price from $0.39 to $0.11 for 2,000,000 warrants held by ComVest (see below). The incremental fair value of the modified warrants is $15,000, which will be recorded as an additional debt discount and amortized over the remaining life of the term loan pursuant to EITF 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments.” After obtaining the above waivers, the Company is not in violation of any loan covenants at June 30, 2008.

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

F–22

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

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

At June 30, 2008 the Company had sufficient collateral to draw down the $1,000,000 Credit Facility, and has borrowed $500,000 under this facility. The interest rate at June 30, 2008 was 9.5%.

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

As amended (see above), the Term Note is repayable in 11 equal monthly installments of approximately $208,333, payable on first day of each calendar month commencing January 1, 2010, through November 1, 2010, with the balance of $2,708,333 due on November 30, 2010.

F–23

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

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

The number of shares issuable upon conversion of the Term Note (the “Conversion Shares”), and/or the conversion price, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of Conversion Shares, and/or the conversion price may be adjusted in the event of certain sales or issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Term Note is outstanding, at an effective price per share which is less than the then-effective conversion price of the Term Note.  The Company issued a warrant exercisable below the conversion price of the Convertible Note which caused a reduction in the Convertible Note conversion price from $1.50 per share to $1.49 per share.

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

The expenses of this financing were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were allocated between debt issuance costs and debt discount. The debt issuance costs of $478,000 are recorded in Other Assets in the accompanying consolidated balance sheets and are being amortized and charged to interest expense over the term of the loan using the effective interest method. Debt discount of $163,000 is recorded in the consolidated balance sheet as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method.

Warrants. In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s Common Stock, exercisable after the Closing Date and expiring December 31, 2013: a) Warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.3125 per share; b) Warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.39 per share; and c) Warrant to purchase 2,083,333 shares of common stock at an exercise price of $0.3625 per share; (each, a “Warrant”) (the 5,083,333 shares collectively issuable upon exercise of the Warrants are referred to herein as the “Warrant Shares”). The relative fair value of the Warrants is $868,000 using a Black Scholes valuation model and also contains a cashless exercise feature. The warrant valuation was computed using a 3.5% risk-free interest rate, a 99% volatility and a six-year life. The value of the warrants is included in debt discount, is recorded in the consolidated balance sheet as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method.

F–24

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

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

The Company issued warrants to purchase 250,000 shares of common stock as compensation for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $42,000 using a Black Sholes valuation model and are included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a six-year life.

Amortization of debt discount was $275,000 and amortization of debt issuance costs was $137,000 for the year ended June 30, 2008.

Homann Note

The Company has an unsecured note payable to Homann Tire LTD (“Homann”) in the amount of $125,000, bearing interest at 8% per annum and due April 29, 2009 (see Note 9). The terms of the note include interest only payments of $833 per month. A principal payment of $25,000 was made in April 2007. The remaining balance of $125,000 is payable in April 2009, and the Company expects to be able to repay this from free cash flow at that time.

McKenna Note

The Company issued an unsecured note payable to Mr. A. McKenna in the amount of $825,000, due July 2009, with interest at 8% per annum, in 24 monthly installments of $37,313 including interest (see Note 9). The Company expects to satisfy this obligation from free cash flow.

NOTE 8. Income Taxes

The Company adopted the provisions of FIN 48 on July 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's consolidated balance sheets at June 30, 2008 and 2007, and has not recognized interest and/or penalties in the consolidated statement of operations for the years ended June 30, 2008 and 2007.

The Company is subject to taxation in the US, UK and various state jurisdictions. The Company's tax years for 1993 and forward are subject to examination by the US and state tax authorities due to the carry forward of unutilized net operating losses.

The adoption of FIN 48 did not impact the Company's financial condition, results of operations, or cash flows. At June 30, 2008, the Company had net US deferred tax assets of $1.7 million. Due to uncertainties surrounding the Company's ability to generate future US taxable income to realize these assets, a full valuation has been established to offset the net US deferred tax asset. Additionally, the future utilization of the Company's Federal and California net operating loss credit carry forwards ("NOLs") to offset future taxable income maybe subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not analyzed any NOLs from the acquired subsidiaries to determine the maximum potential future tax benefit that might be available, nor has it performed a Section 382 analysis to determine the limitation of the NOLs. Until these analyses have been performed, the Company has reduced its deferred tax assets by approximately $5.4 million to only account for NOLs generated in the US since the dates of ADNW's acquisitions of the subsidiaries (totaling approximately $5.5 million) in its deferred tax asset schedule (see below) and has recorded a corresponding decrease to its valuation allowance. When these analyses are finalized, the Company plans to update its unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the Company's effective tax rate.

At June 30, 2008, the Company had Federal and California income tax NOLs of approximately $5.5 million since the date ADNW acquired the subsidiaries. The Federal and California NOLs expire at various dates through 2028 and 2018, respectively, unless previously utilized.

The change in the valuation allowance is primarily attributable to the removal of the deferred tax assets related to the NOLs, offset by the change in the current year deferred tax assets.

The provision for income taxes consists of the following for the years ended June 30, 2008 and 2007:

F–25

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

	US Federal	US State	UK Corporate	Total
2008
Current	$-	$-	$873,000	$873,000
Deferred	-	-	-	-
Total	$-	$-	$873,000	$873,000

2007
Current	$50,000	$63,000	$669,000	$782,000
Deferred	-	-	-	-
Total	$50,000	$63,000	$669,000	$782,000

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets consist of the following at June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Deferred tax assets:

Net operating loss carry-forwards	$2,200,000	$6,730,000
Deferred revenue	392,000	731,000
Reserves and accruals	580,000	410,000
Total deferred tax assets	3,172,000	7,871,000

Deferred tax liabilities:
Other acquired amortizable intangibles	(1,558,000)	(2,573,000)
Software development costs	(584,000)	(455,000)
Depreciation and amortization	(100,000)	(319,000)
State taxes	(56,000)	(271,000)
Total deferred tax liabilities	(2,298,000)	(3,618,000)

Valuation allowance	(1,754,000)	(5,133,000)
Net deferred tax liabilities	$(880,000)	$(880,000)

The provision (benefit) for income taxes for the years ended June 30, 2008 and 2007 differs from the amount computed by applying the US federal income tax rates to net loss from continuing operations before taxes as a result of the following:

F–26

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

	June 30,
	2008	2007
Taxes at statutory rates applied to loss from continuing operations before taxes	$(3,717,000)	$(1,092,000)
State taxes, net of federal effect	(180,000)	(193,000)
Non-deductible goodwill impairment	3,268,000	1,240,000
Other non-deductible expenses	2,000	40,000
Differential in UK corporate tax rate	(100,000)	(209,000)
Income generated in tax-free location	(446,000)	(294,000)
Change in valuation allowance	2,046,000	1,290,000
Total adjustments	4,590,000	1,874,000
Provision for income taxes	$873,000	782,000

The Company does not intend to repatriate any earnings from the UK subsidiaries to the U.S.

NOTE 9. Commitments and Contingencies

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

(1)
On August 1, 2007 the Company and Mr. McKenna entered into an agreement resolving all outstanding actions by Mr. McKenna against the Company and its subsidiaries related to the initial action against CarParts Technologies, Inc., which is now known as ASNA. The agreement provided that the Company would pay Mr. McKenna $2,000,000 in cash, $825,000 on a promissory note with an interest rate of 8% amortized in equal payments over a 24-month period (see Note 7) and in addition would issue Mr. McKenna 1,718,750 shares of Common Stock of the Company, which represented an aggregate number of shares of common stock of the Company that the parties determined fairly represented $825,000 (assuming a price of $0.48 per share of common stock, the closing price of the Company’s common stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of common stock at the same price, which was valued at $412,000 (using the Black-Scholes valuation model) and recorded as an additional litigation cost for the year ended June 30, 2007. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company recorded the settlement with McKenna as of June 30, 2007. The shares were issued in fiscal 2008 (see Note 10). This settlement was amended during fiscal 2008 (see Note 10).

Additionally, the Company entered into a settlement agreement with Mr. Arthur Blumenthal, a former shareholder of Anderson BDG, Inc. Mr. Blumenthal’s lawsuit against the Company’s parent ADNW emanated from an agreement Mr. Blumenthal had with a subsidiary of the Company, ASNA (f/k/a CarParts Technologies, Inc.) for the purchase of Anderson BDG, that had not been settled although it was past due. The Company assumed the liability as part of a plan of spinning off certain businesses into the Company and renegotiated the agreement with Mr. Blumenthal, the terms of which required the Company to make a payment of $50,000 cash and the issuance to Mr. Blumenthal and registration of 300,000 shares of the Company’s common stock, which were issued in fiscal 2007 and valued at $0.48 per share, (the closing price of the Company’s common stock on the date of settlement) or $144,000. The Company subsequently completely settled the lawsuit with Mr. Blumenthal and repaid his notes in fiscal 2008. In fiscal 2008, the Company is in the process of negotiating a settlement with Mr. Blumenthal in another matter on behalf of ADNW (see Note 3).

F–27

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

(2)
Homann Tire LTD (“Homann”) filed a complaint against the Company’s subsidiary ASNA (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company’s obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002.

The Company started to implement the system but full installation was never completed and Homann moved to another system six months later. During depositions pursuant to this case, the Company negotiated an agreement with Homann on March 29, 2007. The terms of the agreement provide for a settlement payment to Homann of $150,000 bearing interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 is payable in April 2009, and the Company expects to be able to repay this from free cash flow at that time. Interest on the note payable is payable in equal monthly installments of $833 (see Note 7).

(3)
The Company was sued by a former officer of W3 Group, Inc. for $37,000 for an unpaid note and expenses. The Company settled the litigation by paying $17,500 in fiscal 2008, which was recorded as part of reduction in litigation settlement in the accompanying consolidated statement of operations.

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

The Company has agreed to indemnify ComVest and its directors, officers, employees, attorneys and agents against, and to hold ComVest and such persons harmless from, any and all losses, claims, damages and liabilities and related expenses, including reasonable counsel fees and expenses, they may incur, arising out of, related to, or as a result of, certain transactions or events in connection with the Credit Facility and Term Loan.

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through October 2028. Terms of the leases provide for monthly payments ranging from $500 to $15,300. For the years ended June 30, 2008 and 2007, the Company incurred rent expense totaling approximately $573,000 and $515,000, respectively. Future annual minimum payments under non-cancelable operating leases are as follows:

F–28

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

Years Ending June 30,
2009	$641,000
2010	523,000
2011	497,000
2012	410,000
2013	397,000
Thereafter	4,462,000
$6,930,000

NOTE 10. Stockholders' Equity

On July 5, 2007, the Company issued 5,208,337 shares of common stock and an equivalent number of warrants with strike price of $1.00 to investors in connection with a private placement of common stock and warrants to purchase common stock. The net proceeds from this transaction amounted to $2,036,000.

On August 1, 2007 the Company issued 1,718,750 shares of common stock and 1,718,750 warrants to purchase shares of common stock at $0.48 per share to Mr. McKenna in partial settlement of the outstanding litigation costs (see Note 9). These shares were valued at the issue price of the private placement on the date of the transaction of $0.48 per share, totaling $825,000, and the warrants were valued using the Black-Scholes pricing model, totaling $412,000. In November 2007, the parties amended the settlement agreement by having Mr. McKanna return the 1,718,750 shares and the Company issuing an additional 1,718,750 warrants to purchase common stock at $0.48 per share. The fair value of the shares received back was $275,000 and the new warrants were valued at $152,000 using a Black Scholes valuation model. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a 4.5 year life. The Company realized a net reduction in litigation settlement expenses of $123,000 for the year ended June 30, 2008.

On May 13, 2008 the Compensation Committee of the Board of Directors approved restricted stock awards of an aggregate of 2,985,000 shares of its common stock to certain employees, a corporate officer and three outside directors in respect of services previously rendered. The shares vest as follows: 34% of the shares vest immediately on the date of grant, and the remaining 66% of the shares will vest in three equal installments on each of the first, second and third anniversaries of the grant date. The Company issued 994,500 shares of common stock that were fully vested on the date of grant. The Company did not receive any consideration and recorded an expense of $99,450 based on the market price on the date of grant. The additional shares will be valued based on the dates the shares are issued in the future.

During the year ended June 30, 2007, the Company issued 28,000,000 shares for the acquisition of EXP and 16,750,000 shares for the acquisition of DSS (see Note 1).

In fiscal 2007 the Company also issued 300,000 shares to debt providers to reduce the note payable by $144,000. These shares were issued at the market price of $0.48 per share. The Company also issued 6,217 shares to consultants for services provided. These shares were issued at the market price of $0.50 per share.

F–29

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

Warrants:

At June 30, 2008, the Company has the following warrants outstanding:

Issuance of warrants in connection with the ComVest Loan Agreement (see Note 7):
ComVest	5,083,333
Other	250,000
5,333,333
Issuance of warrants to a service provider (valued at $27,000)	155,549
Issuance of warrants in McKenna settlement (see Note 9 and above)	3,437,500
Issuance of warrants to investors in private placement (see above)	5,208,337
Issuance of warrants to placement agent in private placement	260,417
Issuance of warrants to Lewis Global Funds (see Note 3)	6,402,999
Total issued	20,798,135

The outstanding warrants have an exercise price ranging from $0.11 to $1.00 and remaining life of 3.6 years to 5.8 years. The weighted average exercise price is $0.72 per share and the weighted remaining life is 5.15 years.

NOTE 11. DISCONTINUED OPERATIONS

The net assets of EXP (including MMI, Anka and DSS) at June 30, 2007 consist of the following which have been reclassified in the accompanying consolidated balance sheet (in thousands):

Cash and cash equivalents	$82
Accounts receivable	914
Note receivable	865
Investment in available-for-sale securities	360
Inventories	20
Other	346
Current assets of discontinued operations	$2,587

Property and equipment	$150
Goodwill	2,363
Amortizable intangible assets, net	2,229
Non-current assets of discontinued operations	$4,742

Accounts payable	$492
Accrued expenses	239
Payroll and other taxes	179
Current portion of deferred revenue	754
Taxes payable	373
Other current liabilities	7
Current liabilities of discontinued operations	$2,044

F–30

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

The sale of MMI resulted in a loss of sale of discontinued operations (in fiscal 2008) as follows (in thousands):

Cash	$157
Accounts receivable	439
Inventories	6
Other	27
Current Assets	629
Property and equipment	156
Other long term assets	219
Goodwill	723
Amortizable intangible assets, net	2,242
Total Assets	3,969
Liabilities assumed	(1,739)
Net assets divested	2,230
Proceeds	0
Loss on disposal	$(2,230)

The sale of EXP resulted in a gain on the sale of discontinued operations (in fiscal 2008) as follows (in thousands):

Accounts receivable	$1,050
Investments in available-for-sale securities	369
Current Assets	1,419
Goodwill	1,640
Total Assets	3,059
Liabilities assumed	(1,405)
Net assets divested	1,654
Proceeds - value of shares and receivable (see Note 3)	4,041
Gain on disposal	$2,387

The sale of CSC resulted in a loss on the sale of discontinued operations (in fiscal 2007) as follows (in thousands):

Accounts receivable sold	$933
Goodwill written off	700
Accounts payable assumed	(68)
Deferred revenue assumed	(322)
Net assets sold	1,243
Consideration received	865
Loss on sale of discontinued operations	$378

F–31

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
JUNE 30, 2008 AND 2007

Included in discontinued operations of the Company are the following results of EXP, including MMI (in thousands):

	For the Period July 1, 2007 until the Date of sale	For the Year Ended June 30, 2007
Revenue	$1,670	$6,561
Cost of sales and operating expenses	1,657	5,949
Income from operations	13	612
Other expense	-	(13)
Income taxes	-	258
Net income, net of taxes	$13	$341

Included in discontinued operations of the Company are the following results of CSC in fiscal 2007 (in thousands):

Revenues	$611
Cost of sales	68
Income from operations	543
Income taxes	-
Income from discontinued operations, net of tax	$543

NOTE 12. Subsequent Events

On July 3, 2008, the Company sold to an investor group 5,231,622 shares of ADNW common stock for $889,000 before fees and expenses. The Company incurred cash expenses and fees of approximately $31,500 and agreed to issue to the selling agent five-year warrants to purchase for $0.30 per share 1,000,000 shares of common stock. The warrants were valued at $137,978 using a Black-Scholes valuation model, with a risk free interest rate of 1.84%, a volatility of 117% and a five-year life. This transaction resulted in a net gain of $214,915 that will be recorded in fiscal 2009 to accumulated deficit as the investment is recorded as an offset to stockholders’ equity (see Note 3).

F–32

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of Aftersoft Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-KSB filed on November 17, 2006).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

5.1	Opinion of Gersten Savage LLP regarding the legality of the securities being registered (filed herewith).

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

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed July 6, 2007).

10.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed July 6, 2007).

10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed July 6, 2007).

10.6	Settlement and Release Agreement between AFS and McKenna (incorporated by reference to Exhibit 99.1 to Aftersoft Group, Inc.’s Current Report on Form 8-K filed August 6, 2007).

10.7
Revolving Credit and Term Loan Agreement dated as of December 21, 2007, by and between ComVest Capital LLC, as Lender, and Aftersoft Group, Inc., as Borrower (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.8	Revolving Credit Note, dated December 21, 2007 in the principal amount of $1,000,000 (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

Exhibit No.	Description of Exhibit

10.9	Convertible Term Note, dated December 21, 2007 in the principal amount of $5,000,000 (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.10
Collateral Agreement dated as of December 21, 2007 by and among Aftersoft Group, Inc., Aftersoft Network, N.A. Inc., MAM Software Ltd., Aftersoft Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., and ComVest Capital LLC (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.11
Guaranty Agreement dated December 21, 2007 by Aftersoft Network, N.A. Inc., MAM Software Ltd., Aftersoft Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., in favor of ComVest Capital LLC (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.12	Form of Validity Guaranty (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.13
Warrant, dated as of December 21, 2007, to Purchase 1,000,000 Shares of Common Stock of Aftersoft Group, Inc. (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.14
Warrant, dated as of December 21, 2007, to Purchase 2,000,000 Shares of Common Stock of Aftersoft Group, Inc. (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.15
Warrant, dated as of December 21, 2007, to Purchase 2,083,333 Shares of Common Stock of Aftersoft Group, Inc. (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.16
Registration Rights Agreement dated as of December 21, 2007 by Aftersoft Group, Inc. for the benefit of the holders (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed December 31, 2007).

10.17
Share Sale Agreement, dated November 12, 2007, between EU Web Services, Ltd., as Purchaser, Aftersoft Group, Inc., as Vendor, and EXP Dealer Software Ltd. (incorporated by reference to Aftersoft Group, Inc.’s Current Report on Form 8-K filed November 16, 2007)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual report on Form 10-K/A for the fiscal year ended June 30, 2007 filed October 15, 2007.)

21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).