Form 10-Q
period 2008-09-30
Aftersoft Group
filed 2008-11-12
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 000-27083

AFTERSOFT GROUP, INC.
(Exact name of registrant as specified
in its charter)

DELAWARE	84-1108035
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

Regus House, Herons Way, Chester Business Park
Chester, U.K., CH4 9QR
(Address of principal executive offices)(Zip code)

011 44 1244 893 138

(Registrant’s telephone number, including area code)

NONE
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The registrant has 92,816,110 shares of common stock outstanding as of November 11, 2008.

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

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-5

AFTERSOFT GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	June 30,
	2008	2008
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$947	$1,964
Accounts receivable, net of allowance of $148 and $202	3,137	3,233
Inventories	348	615
Prepaid expenses and other current assets	656	690
Total Current Assets	5,088	6,502

Property and Equipment, Net	639	592

Other Assets
Goodwill	11,111	11,878
Amortizable intangible assets, net	4,246	4,584
Software development costs, net	1,674	1,718
Investments in available-for-sale securities	3,354	4,102
Other long-term assets	360	426
Total Assets	$26,472	$29,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,655	$2,372
Accrued expenses and other	2,341	3,508
Payroll and other taxes	968	933
Current portion of long-term debt	535	598
Current portion of deferred revenue	435	607
Other current liabilities	389	379
Total Current Liabilities	6,323	8,397

Long-Term Liabilities
Deferred revenue, net of current portion	512	545
Deferred income taxes	880	880
Long-term debt, net of current portion and debt discount	4,863	4,783
Other	332	142
Total Liabilities	12,910	14,747

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock:
Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock:
Par value $0.0001 per share; 150,000,000 shares authorized, 92,733,220 shares issued and outstanding	9	9
Additional paid-in capital	32,031	31,732
Parent company common stock	(2,154)	(2,850)
Accumulated other comprehensive income	(179)	1,617
Accumulated deficit	(16,145)	(15,453)
Total Stockholders' Equity	13,562	15,055

Total Liabilities and Stockholders' Equity	$26,472	$29,802

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007

Revenues	$5,845	$5,355
Cost of revenues	2,755	2,659
Gross Profit	3,090	2,696

Operating Expenses
Research and development	785	692
Sales and marketing	599	528
General and administrative	1,505	1,310
Depreciation and amortization	268	355
Total Operating Expenses	3,157	2,885

Operating Loss	(67)	(189)

Other Income (Expense)
Interest expense	(372)	(18)
Gain on sale of investments	-	1,312
Other, net	2	(3)
Total other income (expense), net	(370)	1,291

Income (loss) from continuing operations before provision for income taxes	(437)	1,102

Provision for income taxes	115	171

Income (loss) from continuing operations	(552)	931
Income from discontinued operations, net of tax	-	37

Net income (loss)	(552)	968

Unrealized loss on investments in available-for-sale securities	(748)	-
Foreign currency translation gain (loss)	(1,048)	380
Total comprehensive income (loss)	$(2,348)	$1,348

Income (loss) per share attributed to common stockholders – basic and diluted
Net income (loss) from continuing operations	$(0.01)	$0.01
Discontinued operations	-	-
Net income (loss)	$(0.01)	$0.01

Weighted average shares outstanding – basic and diluted	92,733,220	86,239,726

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007

Cash flows from operating activities :
Net income (loss)	$(552)	$968
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	268	484
Debt discount and debt issuance cost amortization	200	-
Loss on disposition of property and equipment	-	12
Gain on sale of investment in non-marketable securities	-	(1,312)
Changes in assets and liabilities (net of the effect of acquisitions and divestitures):
Accounts receivable	96	(394)
Inventories	267	(76)
Prepaid expenses and other assets	34	53
Net advances to parent company relating to operating activities	-	(74)
Accounts payable	(717)	12
Payroll and other taxes payable	35	(151)
Deferred revenue	(205)	209
Accrued expenses and other liabilities	(828)	(409)
Payment of litigation costs	-	(2,000)
Net cash used in operating activities	(1,402)	(2,678)

Cash flows from investing activities :
Purchase of property and equipment	(86)	(93)
Proceeds from the sale of investment in non-marketable securities	-	2,000
Capitalized software development costs	(13)	(181)
Net cash provided by (used in) investing activities	(99)	1,726

Cash Flows from financing activities :
Proceeds from sale of common stock, net of cash issuance costs	-	2,037
Proceeds from sale of Parent company common stock, net of cash issuance costs	841	-
Payments on long-term debt	(102)	(747)
Net cash provided by (used in) financing activities	739	1,290

Effect of exchange rate changes	(255)	(153)
Net increase (decrease) in cash and cash equivalents	(1,017)	185

Cash and cash equivalents at beginning of period	1,964	665
Cash and cash equivalents at end of period	$947	$850

Continued /……………..

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007

Supplemental disclosures of cash flow information
Cash paid during the period for :
Interest	$193	$33
Income taxes	$95	$383

Non-cash investing and financing transactions during the year for :
Shares issued for accrued litigation costs	$-	$825

Value of warrants issued for amended debt covenants	$15	$-

Gain on sale of Parent company common stock	$337	$-

Shares of Parent company common stock remitted in exchange for Parent company obligations	$193
Parent company obligations assumed by Company	(140)	$-
Loss on settlement of Parent company obligations	$53	$-

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1. MAMAGEMENT’S REPRESENTATIONS

The consolidated financial statements included herein have been prepared by Aftersoft Group, Inc. (“Aftersoft” or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on the Form 10-K for the year ended June 30, 2008, which was filed with the SEC on September 30,2008.

NOTE 2.  BASIS OF PRESENTATION

Aftersoft is a subsidiary of Auto Data Network, Inc. (“ADNW”or the “Parent”), which owns approximately seventy-seven percent (77%) of the Company’s outstanding common stock as of November 4, 2008. The Company is in the process of spinning out from ADNW through the distribution by ADNW all of the shares of Aftersoft’s common stock it owns to its shareholders (representing approximately 0.684 shares of Company’s common stock for every share of ADNW common stock held by ADNW shareholders).

Aftersoft is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited (“MAM”) is based in Sheffield, United Kingdom (“UK”) and Aftersoft Network, NA, Inc. (“ASNA”) has offices in the United States (“US”) in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio.

EXP Dealer Software Services Limited (“EXP”) is comprised of MMI Automotive Limited (“MMI”), based in Wiltshire, UK, Anka Design Limited, (“Anka”) based in Chester, UK, and Dealer Software Services Limited (“DSS”), an inactive company, which were all sold during fiscal 2008, and are included as Discontinued Operations in the consolidated financial statements for all periods presented (see Notes 3 and 9).

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2008 and June 30, 2008, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

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

No customer accounted for more than 10% of the Company’s revenues during the three months ended September 30, 2008 and 2007.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires public companies to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. As a result of the divestitures that occurred during fiscal 2008, the Company operates in only one segment.

Geographic Concentrations

The Company conducts business in the US, Canada and the UK. For customers headquartered in their respective countries, the Company derived 21% of its revenues from the US, 2% from Canada and 77% from its UK operations during the three months ended September 30, 2008 compared to 22% from the US, 2% from Canada and 76% from the UK for the three months ended September 30, 2007. At September 30, 2008, the Company maintained 29% of its net property and equipment in the UK and the remaining 71% in the US.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments in securities, long-term debt, accounts payable and accrued expenses. The carrying values of such instruments classified as current approximate their fair values as of September 30, 2008 and June 30, 2008 due to their short-term maturities. The difference between the fair value and recorded values of long-term debt are not significant due to the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company’s non-current instruments.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

Available-for-Sale Investments

The Company accounts for its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income (loss), net of tax. At September 30, 2008, investments consist of corporate stock with an unrealized loss of $932,000. At June 30, 2008, investments consist of corporate stock with an unrealized loss of $184,000.

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

Investment in Non-Marketable Securities

Non-marketable securities consisted of equity securities for which there were no quoted market prices. Such investments were initially recorded at their cost, subject to an impairment analysis. Such investments will be reduced if the Company receives indications that a permanent decline in value has occurred. Any decline in value of non-marketable securities below cost that is considered to be “other than temporary” will be recorded as a reduction on the cost basis of the security and will be included in the consolidated statement of operations as an impairment loss.

The Company owned an 18.18% interest in DCS Automotive Ltd, a non-public company in the UK, recorded at its cost of $688,000. During the three months ended September 30, 2007, the Company sold its non-marketable investment to a third party for $2,000,000, generating a gain of $1,312,000.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation expense from continuing operations was $39,000 and $29,000 for the three months ended September 30, 2008 and 2007, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded net income (loss) of the Company. Amortization expense from continuing operations was $57,000 and $132,000 for the three months ended September 30, 2008 and 2007, respectively.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense from continuing operations on amortizable intangible assets was $172,000 and $194,000 for the three months ended September 30, 2008 and 2007, respectively.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss is recorded for any goodwill that is determined to be impaired, which resulted in an $8,170,000 impairment charge in fiscal 2008 and a $3,100,000 impairment charge in fiscal 2007. The impairment relates to ASNA as a result of continuing operating losses and less optimistic operating forecasts. The estimated fair value of ASNA was determined using present value techniques. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future. The Company performs impairment testing on all existing goodwill at least annually.

For the nine months ended September 30, 2008, goodwill activity was as follows:

Balance, July 1, 2008	$11,878,000
Effect of exchange rate changes	(767,000)
Balance, September 30, 2008	$11,111,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2008, management believes there is no impairment of its long-lived assets (other than goodwill discussed above). There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Issuance of Stock to Non-Employees for Non-Cash Consideration

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

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

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) requiring it to recognize expense related to the fair value of its share-based compensation awards over the applicable vesting period, subject to estimated forfeitures.

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

On June 12, 2008, the Company’s shareholders approved the Aftersoft Group Inc. 2007 Long-Term Stock Incentive Plan. The maximum aggregate number of shares of common stock that may be issued under the plan, including stock awards, and stock appreciation rights is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2008 outside this plan (see Note 8).

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheet.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the term of the service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2008 and 2007, advertising expense totaled $10,000 and $38,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation (loss) gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($1,048,000) and $380,000 for the three months ended September 30, 2008 and 2007, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended September 30, 2008 and 2007, the components of comprehensive income (loss) consist of foreign currency translation gains (losses) and unrealized losses on investments in available-for-sale securities.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). The Company has adopted FIN 48 in its consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. The Company has no dilutive securities for the three months ended September 30, 2007. For the three months ended September 30, 2008, a total of 21,798,135 common stock purchase warrants and debt convertible into 3,333,333 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation for the three months ended September 30:

	2008	2007
Numerator for basic and diluted income (loss) per share:
Net income (loss)	$(552,000)	$968,000
Deemed distribution to parent company	(140,000)	-
Net income (loss) available to common shareholders	$(692,000)	$968,000
Denominator for basic and diluted income (loss) per common share:
Weighted average number of shares of common stock outstanding	92,733,220	86,239,726

Net income (loss) per common share available to common stockholders - basic and diluted	$(0.01)	$0.01

Reclassifications

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation (see Note 9), with no effect on the previously reported net income.

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

In February 2007, the FASB issued SFAS. No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 and it has had no impact on the Company’s consolidated financial position, results of operations and cash flows.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

NOTE 3. ACQUISITIONS AND DIVESTITURES

EXP Dealer Software Limited

On October 30, 2007, the Company divested MMI. Pursuant to the terms of the agreement, EXP agreed to sell shares of Distal Enterprises (“Distal”), which owned the shares of MMI, to the original sellers of MMI, in full and final satisfaction of any and all amounts owed to the original sellers of MMI. Under the terms of the agreement, the Company, EXP, and ADNW were released from any and all of its liabilities under the original purchase agreement and any other agreements between the parties executed prior thereto, upon the completion and transfer of the entire issued share capital of Distal to the original sellers. The Company received no further consideration on the sale, and incurred a loss of $2,230,000 which is included in sale of discontinued operations (see Note 9).

On November 12, 2007, the Company divested EXP. Pursuant to the terms of the Share Sale Agreement (the “Agreement”), EU Web Services Limited (“EU Web Services”) agreed to acquire, and the Company agreed to sell, the entire issued share capital of EXP it then owned. In consideration of the sale, EU Web Services agreed to issue to the Company, within twenty-eight days from the Agreement’s execution, Ordinary 0.01 GBP shares in its parent company, First London Securities, PLC (“First London Securities”) having a fair market value of $3,000,000 at the date of issuance of such shares. The Company received 1,980,198 shares and recorded the investment at $2,334,000, which represented the bid price of the restricted securities received, and discounted the carrying value by 11% as the shares cannot be liquidated for at least twelve months. The shares are included as investment in available for sale securities in the accompanying consolidated balance sheet (see Note 5). Further, the Agreement provided that the Company receive on May 12, 2008, additional consideration in the form of: (i) Ordinary shares in EU Web Services having a fair market value of $2,000,000 as of the date issuance of, provided that EU Web Services is listed and becomes quoted on a recognized trading market within six (6) months from the date of the Agreement; or (ii) If EU Web services does not become listed within the time period specified, Ordinary shares in EU Web Services’ parent company having a fair market value of $2,000,000 on May 12, 2008. The Company originally recorded the receivable at $1,707,000. The Company recorded a gain of $2,387,000 on the sale of EXP which is included in sale of discontinued operations (see Note 9). As EU Web Services did not become listed within the six-month timeframe, the Company received on August 14, 2008, 1,874,414 shares of First London Securities as payment for the $2,000,000 receivable.

The operations of EXP (including MMI, Anka and DSS) for the three months ended September 30, 2007 have been reclassified and presented separately in the accompanying consolidated statement of operations (see Note 9).

Dealer Software and Services Limited

DSS had a wholly owned subsidiary, Consolidated Software Capital Limited (“CSC”). On June 17, 2007, DSS sold all of its CSC shares for a note receivable of $865,000. On November 12, 2007 as part of the sale of EXP, the $865,000 note receivable was exchanged for 578,672 shares of First London Securities common stock having a fair value of $682,000. The transaction resulted in a loss of $183,000 and is included in sale of discontinued operations (see Note 9).

NOTE 4. TRANSACTIONS WITH PARENT COMPANY

From time to time payments were made by the Company to settle certain obligations of ADNW and recorded as advances to Parent Company. The advances were non-interest bearing and due on demand. ADNW had minimal operations, and as of December 31, 2007, agreed to exchange the balance due for 16,000,000 common shares of ADNW. The Company recorded the net receivable at $2,372,000, which represented the bid price of the restricted securities to be received as of December 31, 2007, and discounted the carrying value by 11% or $188,000 because the shares may not be liquidated until the spinoff of the Company from ADNW is completed pursuant to the distribution by ADNW of all of the Company’s shares it owns to its stockholders under a registration statement declared effective by the SEC which, as of December 31, 2007, was expected to take approximately six months. The spinoff registration statement was declared effective by the SEC on November 5, 2008 (see Note 10).

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

For the quarter ended March 31, 2008, the Company reduced the carrying value of amount due from parent company by $800,000, which represents the reduction of the bid price of the restricted shares from December 31, 2007 and was recorded in general and administrative expenses in the consolidated statement of operations during such period.

ADNW attempted to settle an old outstanding obligation of $775,000 with Mr. Blumenthal (see Note 7) for 4,400,000 shares of ADNW common stock. The value of the shares declined and Mr. Blumenthal elected not to accept the shares as full compensation and demanded that the Company settle the liability with additional or different consideration. In April 2008, the Company accepted the 4,400,000 shares from ADNW valued at $484,000 in exchange for attempting to settle this liability. The difference between the value of the ADNW shares and the amount of the obligation of $291,000 was recorded as general and administrative expense in the consolidated statement of operations during such period. The Company is in the process of negotiating a settlement of this obligation.

On June 29, 2007, the Company granted to a holder of 2,124,098 shares of ADNW preferred stock, which is convertible into 7,231,622 shares of common stock of ADNW, certain exchange rights. The preferred shareholder agreed to waive anti-dilution rights it held in ADNW for the right to exchange the preferred shares for 6,402,999 units of the Company, which units were issued as part of the private placement that closed in July 2007, and contained the same terms as the securities issued in that offering (see Note 8) - one share of the Company’s common stock, and a five-year warrant to purchase one share of Company’s common stock exercisable at $1.00. On April 24, 2008, the Company completed the exchange transaction and issued the shares and warrants. The difference of $1,018,000 between the value of the Company units issued ($1,812,000) and the ADNW shares received ($794,000) was recorded as a distribution in the form of an increase to accumulated deficit.

As a result of the above transactions, at June 30, 2008, the Company owned approximately 27.6 million shares of ADNW’s common stock on a fully converted basis in the aggregate, representing 26.6% of ADNW’s common stock on a fully diluted basis.

During the quarter ended September 30, 2008, the Company liquidated 5,231,622 common shares of ADNW for net proceeds of $889,000, and issued 2,000,000 common shares of ADNW in settlement of ADNW obligations (see Note 8). It is the Company’s intention to exchange the remaining 20,400,000 shares of ADNW common stock it owns for 14,002,560 shares of its own common stock in connection with the spinoff of the Company from ADNW, and retire such shares immediately upon receipt. As a result, the Company has classified this investment as a reduction to stockholders’ equity in the accompanying consolidated balance sheets.

NOTE 5. INVESTMENT IN AVAILABLE -FOR-SALE SECURITIES

The Company received a total of 4,433,284 shares of First London Securities from the sale of EXP (see Note 3). The shares are listed for trading on the London Plus Exchange but currently they are thinly traded.

The Company values the investments at the bid price and any unrealized gains or losses are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying consolidated balance sheets. The Company owns approximately 3% of First London Securities and carries the investment at $3,354,000, net of unrealized loss of $932,000 as of September 30, 2008 and at $4,102,000, net of unrealized loss of $184,000 as of June 30, 2008.

NOTE 6. LONG -TERM DEBT

Long-term debt consists of the following as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
ComVest term loan, net of debt discount of $637,000 and $756,000	$4,363,000	$4,244,000
ComVest revolver	500,000	500,000
McKenna note	395,000	497,000
Homann note	125,000	125,000
Other notes	15,000	15,000
	5,398,000	5,381,000
Less current portion	(535,000)	(598,000)
Long term portion	$4,863,000	$4,783,000

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

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

As of June 30, 2008, in connection with obtaining a waiver for a violation of loan covenants, the Company and ComVest amended the Loan Agreement and modified certain covenants. The cash flow ratio coverage was reduced and the lender agreed to extend from January 1, 2009 until January 1, 2010 the start of the loan amortization. As part of the amendment, ComVest required the Company to reduce the exercise price from $0.39 to $0.11 for 2,000,000 warrants held by ComVest (see below). The incremental fair value of the modified warrants is $15,000, which was recorded as an additional debt discount and is being amortized over the remaining life of the term loan pursuant to EITF 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments.” After obtaining the above waivers, the Company is not in violation of any loan covenants at June 30, 2008 and September 30, 2008.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

At September 30, 2008, the Company had sufficient collateral to draw down the $1,000,000 Credit Facility, and has borrowed $500,000 under this facility. The interest rate at September 30, 2008 was 9.5%. Subsequent to September 30, 2008, the Company drew down the remaining $500,000 available under the Credit Facility.

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

As amended (see above), the Term Note is repayable in 11 equal monthly installments of approximately $208,333, payable on first day of each calendar month commencing January 1, 2010 through November 1, 2010, with the balance of $2,708,333 due on November 30, 2010.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

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

Amortization of debt discount was $134,000 and amortization of debt issuance costs was $66,000 for the three months ended September 30, 2008.

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

McKenna Note

The Company issued an unsecured note payable to Mr. A. McKenna in the amount of $825,000, due July 2009, with interest at 8% per annum, in 24 monthly installments of $37,313 including interest (see Note 7). The Company expects to satisfy this obligation from free cash flow.

NOTE 7. Commitments and Contingencies

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

(1)
On August 1, 2007 the Company and Mr. McKenna entered into an agreement resolving all outstanding actions by Mr. McKenna against the Company and its subsidiaries related to the initial action against CarParts Technologies, Inc., which is now known as ASNA. The agreement provided that the Company would pay Mr. McKenna $2,000,000 in cash, $825,000 on a promissory note with an interest rate of 8% amortized in equal payments over a 24-month period (see Note 6) and in addition would issue Mr. McKenna 1,718,750 shares of Common Stock of the Company, which represented an aggregate number of shares of common stock of the Company that the parties determined fairly represented $825,000 (assuming a price of $0.48 per share of common stock, the closing price of the Company’s common stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of common stock at the same price, which was valued at $412,000 (using the Black-Scholes valuation model) and recorded as an additional litigation cost for the year ended June 30, 2007. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company recorded the settlement with McKenna as of June 30, 2007. The shares were issued in fiscal 2008 (see Note 8). This settlement was amended during fiscal 2008 (see Note 8).

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

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

The Company started to implement the system but full installation was never completed and Homann moved to another system six months later. During depositions pursuant to this case, the Company negotiated an agreement with Homann on March 29, 2007. The terms of the agreement provide for a settlement payment to Homann of $150,000 bearing interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 is payable in April 2009, and the Company expects to be able to repay this from free cash flow at that time. Interest on the note payable is payable in equal monthly installments of $833 (see Note 6).

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

The Company has agreed to indemnify ComVest and its directors, officers, employees, attorneys and agents against, and to hold ComVest and such persons harmless from, any and all losses, claims, damages and liabilities and related expenses, including reasonable counsel fees and expenses, they may incur, arising out of, related to, or as a result of, certain transactions or events in connection with the Credit Facility and Term Loan (see Note 6).

NOTE 8. Stockholders' Equity

On July 5, 2007, the Company issued 5,208,333 shares of common stock and an equivalent number of warrants with an exercise price of $1.00 to investors in connection with a private placement of common stock and warrants to purchase common stock. The net proceeds from this transaction amounted to $2,036,000.

On August 1, 2007 the Company issued 1,718,750 shares of common stock and 1,718,750 warrants to purchase shares of common stock at $0.48 per share to Mr. McKenna in partial settlement of the outstanding litigation costs (see Note 7). These shares were valued at the issue price of the private placement on the date of the transaction of $0.48 per share, totaling $825,000, and the warrants were valued using the Black-Scholes pricing model, totaling $412,000. In November 2007, the parties amended the settlement agreement pursuant to which Mr. McKenna returned the 1,718,750 shares and the Company issued to him an additional 1,718,750 warrants to purchase common stock at $0.48 per share. The fair value of the shares received back was $275,000 and the new warrants were valued at $152,000 using a Black Scholes valuation model. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a 4.5 year life. The Company realized a net reduction in litigation settlement expenses of $123,000 for the year ended June 30, 2008.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2008
(Unaudited)

On May 13, 2008, the Compensation Committee of the Board of Directors approved restricted stock awards of an aggregate of 2,985,000 shares of its common stock to certain employees, a corporate officer and three outside directors in respect of services previously rendered. The shares vest as follows: 34% of the shares vested immediately on the date of grant, and the remaining 66% of the shares will vest in three equal installments on each of the first, second and third anniversaries of the grant date. The Company issued 994,500 shares of common stock that were fully vested on the date of grant. The Company did not receive any consideration and recorded an expense of $99,450 based on the market price on the date of grant. The additional shares will be valued based on the dates the shares are issued in the future.

On July 3, 2008, the Company sold to an investor group, 5,231,622 shares of ADNW common stock for $889,000 before fees and expenses. The Company incurred cash expenses and fees of approximately $48,000 and agreed to issue to the selling agent five-year warrants to purchase for $0.30 per share 1,000,000 shares of common stock. The warrants were valued at $137,978 using a Black-Scholes valuation model, with a risk free interest rate of 1.84%, a volatility of 117% and a five-year life. This transaction resulted in a gain of $337,000, which is recorded as an increase to additional paid-in capital (see Note 4).

During the quarter ended September 30, 2008, the Company reached an agreement with three creditors of ADNW, and issued them 2,000,000 shares of ADNW common stock owned by the Company in satisfaction of certain obligations of ADNW totaling $140,000. At the time of settlement, the ADNW shares were trading at less than the carrying value of the shares held by the Company, and the Company incurred a loss of $53,000 on the settlement, which is recorded as a reduction to additional paid-in-capital (see Note 4).

Warrants:

At September 30, 2008, the Company has the following warrants outstanding:

Issuance of warrants in connection with the ComVest Loan Agreement (see Note 6):
ComVest	5,083,333
Other	250,000
5,333,333
Issuance of warrants to a service provider (valued at $27,000)	155,549
Issuance of warrants in McKenna settlement (see Note 7 and above)	3,437,500
Issuance of warrants to investors in private placement (see above)	5,208,337
Issuance of warrants to placement agent in private placement	260,417
Issuance of warrants to Lewis Global Funds (see Note 3)	6,402,999
Issuance of warrants to placement agent (see above )	1,000,000
Total issued	21,798,135

The outstanding warrants have an exercise price range of $0.11 to $1.00 and a remaining life ranging from 3.35 years to 5.55 years. The weighted average exercise price is $0.70 per share and the weighted average remaining life is 4.9 years.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
September 30, 2008
(Unaudited)

NOTE 9. DISCONTINUED OPERATIONS

The sale of MMI resulted in a loss of sale of discontinued operations (in the second quarter of fiscal 2008) as follows (in thousands):

Cash	$157
Accounts receivable	439
Inventories	6
Other	27
Current Assets	629
Property and equipment	156
Other long term assets	219
Goodwill	723
Amortizable intangible assets, net	2,242
Total Assets	3,969
Liabilities assumed	(1,739)
Net assets divested	2,230
Proceeds	0
Loss on disposal	$(2,230)

The sale of EXP resulted in a gain on the sale of discontinued operations (in the second quarter of fiscal 2008) as follows (in thousands):

Accounts receivable	$1,050
Investments in available-for-sale securities	369
Current Assets	1,419
Goodwill	1,640
Total Assets	3,059
Liabilities assumed	(1,405)
Net assets divested	1,654
Proceeds - value of shares and receivable (see Note 3)	4,041
Gain on disposal	$2,387

Included in discontinued operations of the Company are the following results of EXP, including MMI (in thousands):

For the Three months Ended September 30, 2007
Revenue	$1,260
Cost of sales and operating expenses	1,148
Income from operations	112
Other expense	(14)
Income taxes	61
Net income, net of taxes	$37

NOTE 10. SUBSEQUENT EVENTS

During the quarter ended September 30, 2008, the Company approved the issuance of 483,000 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan. The shares vest over a three-year period. On October 6, 2008, the Company issued 47,890 shares of these awards, which were valued at $7,184.

On October 6, 2008, the Company issued a director of the Company 35,000 shares of common stock in lieu of $8,750 of cash compensation.

On November 5, 2008, the registration statement relating to the spinoff of the Company from ADNW was declared effective by the SEC (File No. 333-140758).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2008 and our other filings with the SEC.

Overview

Aftersoft Group Inc. is a technology holding company that has two wholly owned subsidiaries based in the U.S. (ASNA) and the U.K. (MAM), which operate separately from each other. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

Management believes that the largest single issue facing the automotive aftermarket at this time is the down turn of the global economy, especially the economics in which we operate. The constraint of credit within the U.S. and U.K. markets is forcing automobile owners to retain their existing automobiles far longer than they may have previously planned. This is forcing owners to seek out more economic ways of maintaining their vehicles, and management believes this presents an opportunity to the Company. The need for consumers to maintain their vehicles longer requires service suppliers to offer a wide range of services at highly competitive prices. Management believes that this can be achieved only by those businesses that are able to efficiently manage their businesses and find methods to reduce costs without affecting service levels, which may best be done through investments in ‘up to date’ management information systems, specifically those designed for the automotive market. However, management also has recently noticed that some businesses wishing to invest in new management systems are also finding their access to credit reduced. This may have a detrimental effect on our revenues if customers are unable to fund purchases. Management still believes that the aftermarket landscape will continue to change over the next 18 months, with the convergence of the aftermarket and tire markets, but this rate of change maybe slower than first expected. Management still believes that the desire of parts manufacturers to produce and control their own product catalogues, rather than allowing this information to be made available by third-party catalog suppliers, will present opportunities to the Company.

Our revenue and income is derived primarily from the sale of software, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the three months ended September 30, 2008, we generated revenues of $5,845,000 with a net loss of $552,000. 77% of these revenues come from the U.K. market.

We are headquartered in Chester, U.K. and maintain additional offices for our U.S. operating subsidiary in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio, and, for our U.K. operating subsidiary, in Sheffield, Northampton and Wareham in the U.K.

The software that we sell is mainly based on a Microsoft Windows-based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we sell in the U.S. each relate to a specific component of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Direct Step product, which enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third, and next segment of the automotive aftermarket supply chain is the “installer,” who repairs and maintains automobiles. The installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “open webs.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real-time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork and Autocat+ to the installer market.

To date, management has identified four areas that it believes we need to focus on.

The first area is the release of one of our U.K. products developed by MAM, our U.K. subsidiary, under a Software as a Service (SaaS) model. This is where software solutions are made available to end-users via the internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Once this has been successfully deployed in the U.K. the Company will look to use a similar model in the U.S.

The second area of focus is the sales and marketing strategy within the U.S. market. To date, although increased resources have been made available for sales and marketing, they have not brought the levels of return that management had expected. Management has reviewed the U.S. business’ sales processes and marketing efforts and made what it feels are significant improvements that will bear fruit over the next six months. In addition to this, a Head of Communications and Marketing has recently been appointed and the Company expects this appointment to further increase the profile of the U.S. business and its product offering. However, management still recognizes that if it is unable to recruit, train and deploy suitably capable personnel within the market, the businesses products will be undervalued and its market potential will not be reached.

The third area of focus relates to the continued sales and market initiatives tied to the Autopart product within the U.S. market. A senior member of the U.K. management team has been appointed to join the U.S. business to head the efforts relating to this product along with a complementary DirectStep product. To date this move has proved successful, as we have increased levels of service and knowledge of our U.S. staff members, and management believes that this will lead to significant revenue increases within the next 6 months .While management believes that this is the correct route to follow, it is aware that this effort and the move of personnel may affect the U.K. business following the transfer of a key member of former U.K. management.

The fourth area is within the U.K. market and it is the Company’s on-going work to continue the previous year’s levels of growth in the U.K. business by focusing on additional vertical markets, which share common issues to that of the automotive market. The business has developed a reputation of high levels of service and knowledge within the automotive market; it now needs to replicate these in these additional verticals. Management intends to carefully monitor this expansion as a result of the current state of the global economy.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Results of Operations

Our results of operations for the three months ended September 30, 2008 compared with the three months ended September 30, 2007 were as follows:

Revenues. Revenues were $5,845,000 for the three months ended September 30, 2008, compared with $5,355,000 for the three month ended September 30, 2007. Revenues for the quarter ended September 30, 2008 were below our expectations due to poorer than predicted sales from our U.S. business. However, we did recognize an increase in revenues of $490,000, or 9.2%, during this fiscal period, resulting from a combination of increased sales of data services and support from our U.K. operations. We expect that our present funding from ongoing sales and revenue will continue to sustain us through the coming year in line with projections while allowing us to expand further into the U.S. market place.

Cost of Revenues. Total cost of revenues for the three months ended September 30, 2008, were $2,755,000 compared with $2,659,000 for the same period in 2007, which was an increase of $96,000 or 3.6%. This was consistent with the increase in revenues during the quarter ended September 30, 2008, and indicates that on-going efforts of management to control costs as revenues increase is proving effective.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months Ended September 30,
	2008	2007	$ Variance	% Variance
Research and development	$785,000	$692,000	$93,000	13.4%
Sales and marketing	599,000	528,000	71,000	13.5%
General and administrative	1,505,000	1,310,000	195,000	14.9%
Depreciation and amortization	268,000	355,000	(87,000)	-24.5%
Total Operating Expenses	$3,157,000	$2,885,000	$272,000	9.4%

Operating expenses increased by $272,000 or 9.4% for the three months ended September 30, 2008, compared with the three months ended September 30, 2007. This is due to the following:

Research and Development Expenses. Research and Development expenses increased by 13.4% for the three months ended September 30, 2008, when compared with the same period in the previous fiscal year. This increase was due to additional staff and cost of living increases.

Sales and Marketing Expenses. Sales and Marketing expenses increased by $71,000 during the three months ended September 30, 2008 as compared with the same period in 2007. This increase is due to the cost of living pay increases and additional costs associated with increased attendance at industry shows compared to the same period in the previous year.

General and Administrative Expenses. General and Administrative expenses increased by $195,000 during the three months ended September 30, 2008 as compared with the same period in 2007. Expenses for financial consultants increased $75,000 for the quarter and legal and accounting costs associated with the spinoff registration statement increased by $48,000 during the quarter ended September 30, 2008. Additionally, officers’ salary increased $57,000 from the prior period because of the addition of a full time chief financial officer.

ASNA, our US subsidiary, increased sales and marketing expenses by $51,000 during the quarter ended September 30, 2008 because of the additional payroll and employee benefits related to the hiring of two additional salesmen. During the quarter ended September 30, 2008 the Company also resolved a state payroll tax dispute at a cost of $28,000. A large portion of these increased costs were offset by the elimination of two executive positions.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $87,000 for the three months ended September 30, 2008 as compared with the same period in 2007. This decrease is almost entirely due to the full amortization by the UK operation of its capital development projects when compared to the same period of the previous fiscal year.

Interest Expense. Interest expense increased by $354,000 to $372,000 for the three months ended September 30, 2008. This increase in interest expense is related to our interest payments associated with our loan from ComVest Capital LLC. We paid ComVest Capital LLC $159,000 in cash and $200,000 was accounted for in amortization of debt discount and debt issuance costs, which are included in interest expense.

Other Income. Other income for the three months ended September 30, 2008 amounted to $2,000 compared with $1,309,000 for the period ended September 30, 2007. The income for the three month period ended September 30, 2007 benefited from a one-time gain on sale of non-marketable securities of $1,312,000.

Income Taxes. Income taxes decreased by $56,000 for the three months ended September 30, 2008 as compared to September 30, 2007. This decrease was due to a consolidated loss within the Company during the three months ended September 30, 2008 as compared to the consolidated income for the previous fiscal period.

Discontinued Operations. The income from discontinued operations for the three months ended September 30, 2008 was $0 as compared to $37,000 for the three months ended September 30, 2007.

Net Income (Loss). As a result of the above, we realized a net loss amounting to $552,000 for the three months ended September 30, 2008, compared with a net income of $968,000 for the three months ended September 30, 2007.

Liquidity and Capital Resources
To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2009.

As of September 30, 2008, the Company had cash of $947,000 and $500,000 available under the Line of Credit. The Company also owns 4,433,284 shares of First London Plc. carried on the consolidated balance sheet at $3,354,000. Currently the stock is thinly traded and if an active market develops for the shares, this investment could be an additional source of working capital.

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

We expect to see continued growth from both the US and UK operations during fiscal 2009, with strong growth in revenues and operating income from the US operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by the US operation which are currently being released to customers, and the reintroduction of our Autopart line of products in the US market.

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

Revenues in the UK are continuing to generate positive cash flow and free cash but the loss in the US operations and corporate expenses resulted in a negative cash flow for the quarter. Our current plans still require us to hire additional sales and marketing staff, to expand within the U.S. market, to target new vertical markets effectively in the U.K. and to support expanded operations overall.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new vertical markets for our AutoPart product.

If the Company continues to experience negative cash flow we will be required to limit our growth plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s first fiscal quarter of the fiscal year ending June 30, 2009 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 3, 2008, the Company issued 1,000,000 warrants exercisable at $0.30, and expiring July 3, 2013 as placement fees for the sale of the 5,231,622 shares of ADNW common stock.

This transaction was not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated hereunder as a transaction by the Company not involving any public offering and the purchaser met the “accredited investor” criteria required by he rules and regulations promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the first quarter of the Company’s fiscal year ending June 30, 2009.

ITEM 5. OTHER INFORMATION.

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

Aftersoft Group, Inc.

Date November 12, 2008	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Date : November 12, 2008	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.