Form 10-Q
period 2008-12-31
Aftersoft Group
filed 2009-02-17
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2008

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

Yes ☐ No ☒

The registrant has 79,125,899 shares of common stock outstanding as of February 13, 2009.

PART 1—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “Aftersoft” refers to Aftersoft Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Software” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “ASNA” refers to Aftersoft Network N.A, Inc. and its operating subsidiaries; (iv) the term “EXP” refers to EXP Dealer Software Limited and its subsidiaries; (v) the term “DSS” refers to Dealer Software and Services Limited; and (vi) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to Aftersoft Group, Inc.

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-7

AFTERSOFT GROUP, INC
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,315	$1,964
Accounts receivable, net of allowance of $44 and $202	2,491	3,233
Inventories	248	615
Prepaid expenses and other current assets	454	690
Total Current Assets	4,508	6,502

Property and Equipment, Net	1,006	592

Other Assets
Goodwill	9,518	11,878
Amortizable intangible assets, net	3,770	4,584
Software development costs, net	1,557	1,718
Investments in available-for-sale securities	957	4,102
Other long-term assets	294	426
Total Assets	$21,610	$29,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,340	$2,372
Accrued expenses and other	2,843	3,508
Payroll and other taxes	779	933
Current portion of long-term debt	536	598
Current portion of deferred revenue	354	607
Other current liabilities	485	379
Total Current Liabilities	6,337	8,397

Long-Term Liabilities
Deferred revenue, net of current portion	569	545
Deferred income taxes	880	880
Long-term debt, net of current portion and debt discount	5,752	4,783
Other	329	142
Total Liabilities	13,867	14,747

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock:
Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock:
Par value $0.0001 per share; 150,000,000 shares authorized, 79,093,944 and 92,733,220 shares issued and outstanding, respectively	8	9
Additional paid-in capital	29,924	31,732
Parent company common stock	-	(2,850)
Accumulated other comprehensive income (loss)	(1,218)	1,617
Accumulated deficit	(20,971)	(15,453)
Total Stockholders' Equity	7,743	15,055

Total Liabilities and Stockholders' Equity	$21,610	$29,802

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In Thousands except for share and per	For the Three Months Ended		For the Six Months Ended
share data)	December 31,		December 31,
	2008	2007	2008	2007
Revenues	$5,005	$5,645	$10,850	$11,000
Cost of revenues	2,235	2,508	4,990	5,167
Gross profit	2,770	3,137	5,860	5,833

Operating expenses
Research and development	709	766	1,494	1,458
Sales and marketing	561	661	1,160	1,189
General and administrative	1,478	2,254	2,983	3,564
Depreciation and amortization	260	327	528	682
Total operating expenses	3,008	4,008	6,165	6,893

Operating loss	(238)	(871)	(305)	(1,060)

Other income (expense)
Interest expense	(428)	(64)	(800)	(82)
Write down of investment available-for-sale securities	(3,957)	-	(3,957)	-
Interest income	13	-	13	-
Reduction in litigation settlement	-	76	-	76
Gain on sale of investment in non-marketable securities	-	-	-	1,312
Other, net	11	1	13	(1)
Total other income (loss), net	(4,361)	13	(4,731)	1,305

Income (loss) before provision for income taxes	(4,599)	(858)	(5,036)	245

Provision for income taxes	198	216	313	388
Loss from continuing operations	(4,797)	(1,074)	(5,349)	(143)
Income (loss) from discontinued operations	-	(23)	-	14
Loss on sale of discontinued operations	-	(26)	-	(26)
Net loss	(4,797)	(1,123)	(5,349)	(155)

Reversal of unrealized loss on investments in available-for-sale securities	1,556	-	808	-
Foreign currency translation gain (loss)	(2,595)	238	(3,643)	618
Total comprehensive income (loss)	$(5,836)	$(885)	$(8,184)	$463

Earnings (loss) per share attributed to common stockholders - basic and diluted
Continuing Operations	$(0.05)	$(0.01)	$(0.06)	$-
Discontinued Operations	-	-	-	-
	$(0.05)	$(0.01)	$(0.06)	$-
Earnings per share attributed to common stockholders - basic and diluted	92,814,017	85,787,724	92,773,620	85,787,724

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Six Months Ended
	December 31,	December 31,
	2008	2007

Cash flows from operating activities:

Net loss	$(5,349)	$(155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528	869
Writedown of investments in available-for-sale securities	3,957	-
Debt discount and debt issuance cost amortization	409	-
Stock compensation expense	17	-
Gain on sale of investments in nonmarketable securities	-	(1,312)
Payment of litigation costs	-	(2,000)
Loss on sale of discontinued operations	-	26
Gain on modification of debt settlement	-	(123)
Warrants issued for services	-	27
Changes in operating assets and liabilities (net of effect of acquisitions and divestitures):
Accounts receivable	742	(895)
Inventories	367	(217)
Prepaid expenses and other current assets	236	160
Accounts payable	(1,032)	(509)
Net advances to parent company relating to operating Activities	-	(2,108)
Accrued expenses and other liabilities	(233)	2,758
Deferred revenue	(229)	401
Taxes payable	(154)	200

Net cash used in operating activities	(741)	(2,878)

Cash flows from investing activities:
Purchase of property and equipment	(95)	(113)
Proceeds from the sale of investments in non-marketable securities	-	2,000
Capitalized software development costs	(119)	(396)
Net cash provided by (used in) investing activities	(214)	1,491

Cash flows from financing activities:
Proceeds from sale of common stock, net of cash issuance Costs	-	2,037
Proceeds from sale of Parent company common stock, net of cash issuance costs	841	-
Proceeds from long-term debt, net of cash issuance costs	500	4,359
Payments on long-term debt	(258)	(875)
Net cash provided by financing activities	1,083	5,521

Effect of exchange rate changes	(777)	(236)
Cash divested in discontinued operations	-	(157)
Net increase (decrease) in cash and cash equivalents	(649)	3,741
Cash and cash equivalents, beginning of period	1,964	665
Cash and cash equivalents, end of period	$1,315	$4,406

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$373	$66
Income taxes	$104	$270

Supplemental disclosures of non-cash investing and financing activities:
Value of distributed shares	$29	$-
Value of retired shares	$2,126	$-
Shares issued for accrued litigation costs	$-	$825
Value of shares returned in revised litigation settlement	$-	$275
Value of warrants issued in revised litigation settlement	$-	$152
Value of warrants issued for debt discount/debt issuance costs	$-	$910
Value of warrants issued for amended debt covenants	$15	$-
Issuance of debt for property, plant and equipment	$403	$-
Gain on sale of Parent company common stock	$337	$-

Shares of Parent company common stock remitted in exchange for Parent company obligations	$193
Parent company obligations assumed by Company	(140)	$-

Loss on settlement of Parent company obligations	$53	$-

Divestiture of MMI (see Note 9):
Cash		$157
Accounts receivable		439
Inventory		6
Other		27
Current Assets		629
Property and equipment		156
Other long term assets		219
Goodwill		723
Intangible assets		2,242
Total Assets		3,969
Liabilities Assumed		(1,739)
Net assets divested		2,230
Proceeds received		-
Loss on Disposal		$(2,230)

Divestiture of EXP (see Note 9):
Accounts receivable		$1,050
Investments in available-for-sale securities		369
Current Assets		1,419

Goodwill	1,640
Total Assets	3,059
Liabilities assumed	(1,405)
Net assets divested	1,654
Proceeds - value of shares and receivable (see Note 3)	4,041
Gain on disposal	$2,387

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

 AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE 1.    MANAGEMENT’S REPRESENTATIONS

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

Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the SEC on September 30, 2008.

NOTE 2.    BASIS OF PRESENTATION

On November 24, 2008, Auto Data Network, Inc. (“ADNW”), the former parent of Aftersoft, distributed a dividend of the 71,250,000 shares of Aftersoft common shares that ADNW owned at such time in order to complete the previously announced spin-off of Aftersoft’s business.  The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of Aftersoft's common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of Aftersoft’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, Aftersoft is no longer a subsidiary of ADNW (see Notes 4 and 8).

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2008 and June 30, 2008, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

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

No customer accounted for more than 10% of the Company’s revenues during the three and six month periods ended December 31, 2008 and 2007.

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

Geographic Concentrations

The Company conducts business in the US, Canada and the UK. For customers headquartered in their respective countries, the Company derived 23% of its revenues from the US, 2% from Canada and 75% from its UK operations during the three months ended December 31, 2008, compared to 25% from the US and 75% from the UK for the three months ended December 31, 2007.

The Company derived 22% of its revenues from the US, 2% from Canada and 76% from its UK operations during the six months ended December 31, 2008 compared to 25% from the US and 75% from the UK for the six months ended December 31, 2007. At December 31, 2008, the Company maintained 55% of its net property and equipment in the UK and the remaining 45% in the US.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments. Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. and expands required disclosures about fair value measurements. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

•
Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

Pursuant to SFAS No. 157, other than for certain  investments in available for sale securities (see Note 5), the fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets (“Level 1 Inputs”). The Company believes that the carrying values of all other financial instruments approximate their current fair values due to their nature and respective durations.

Available-for-Sale Investments

The Company accounts for its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income (loss), net of tax.   During the three months ended December 31, 2008, the Company wrote down its investment in available for sale securities and recognized a loss of $3,957,000 because of an other-than-temporary impairment. The recognition of this impairment loss in the statement of operations resulted in the reversal in other comprehensive income (loss) of previously recognized unrealized loss of $1,556,000 and $808,000 for the three and six month periods ended December 31, 2008, respectively. At December 31, 2008, investments consist of corporate stock with an unrealized loss of $3,957,000. At June 30, 2008, investments consist of corporate stock with an unrealized loss of $184,000.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation expense from continuing operations was $46,000 and $30,000 for the three months ended December 31, 2008 and 2007, respectively, and $84,000 and $59,000 for the six months ended December 31, 2008 and 2007, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded loss of the Company. Amortization expense from continuing operations was $27,000 and $92,000 for the three months ended December 31, 2008 and 2007, respectively, and $85,000 and $224,000 for the six months ended December 31, 2008 and 2007, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense from continuing operations on amortizable intangible assets was $187,000 and $205,000 for the three months ended December 31, 2008 and 2007, respectively, and $359,000 and $399,000 for the six months ended December 31, 2008 and 2007, respectively.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

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

For the six months ended December 31, 2008, goodwill activity was as follows:

Balance, July 1, 2008	$11,878,000
Effect of exchange rate changes	(2,360,000)
Balance, December 31, 2008	$9,518,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2008, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

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

On June 12, 2008, the Company’s shareholders approved the Aftersoft Group Inc. 2007 Long-Term Stock Incentive Plan. The maximum aggregate number of shares of common stock that may be issued under the plan, including stock awards, and stock appreciation rights is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2008 outside this plan and in fiscal 2009 under this plan (see Note 8).

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended December 31, 2008 and 2007, advertising expense totaled $18,000 and $20,000, respectively, and totaled $28,000 and $42,000 for the six months ended December 31, 2008 and 2007, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation (loss) gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($2,595,000) and $238,000 for the three months ended December 31, 2008 and 2007, respectively, and ($3,643,000) and $618,000 for the six months ended December 31, 2008 and 2007, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the six months ended December 31, 2008 and 2007, the components of comprehensive income (loss) consist of changes in foreign currency translation gains (losses) and changes in unrealized loss on investments in available-for-sale securities.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). The Company adopted FIN 48 in its consolidated financial statements in fiscal 2008.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. The Company has no dilutive securities for the three and six months ended December 31, 2008. For the three and six months ended December 31, 2008, a total of 21,798,135 common stock purchase warrants and debt convertible into 3,361,345 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the three months ended December 31:

	2008	2007
Numerator for basic and diluted loss per share:
Net loss	$(4,797,000)	$(1,123,000)
Deemed distribution to parent company	(29,000)	-
Net loss available to common shareholders	$(4,826,000)	$(1,123,000)
Denominator for basic and diluted loss per common share:
Weighted average number of shares of common stock outstanding	92,814,017	85,787,724

Net loss per common share available to common stockholders - basic and diluted	$(0.05)	$(0.01)

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the six months ended December 31:

	2008	2007
Numerator for basic and diluted loss per share:
Net loss	$(5,349,000)	$(155,000)
Deemed distribution to parent company	(169,000)	-
Net loss available to common shareholders	$(5,518,000)	$(155,000)
Denominator for basic and diluted loss per common share:
Weighted average number of shares of common stock outstanding	92,773,620	85,787,724

Net loss per common share available to common stockholders - basic and diluted	$(0.06)	$-

Reclassifications

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation (see Note 9), with no effect on the previously reported net loss.

Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues. FSP 157-3 is effective immediately, and applies to the Company’s December 31, 2008 consolidated financial statements. The Company has concluded that the application of FSP 157-3 did not have a material impact on its consolidated financial position and results of operations as of and for the periods ended December 31, 2008.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

In February 2007, the FASB issued SFAS. No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 and it has had no impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires acquiring entities in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective in fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 141(R) on July 1, 2009.  The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective in fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 160 on July 1, 2009. The Company is currently assessing the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is currently assessing the potential impact, if any, of the adoption of EITF 07-5 on its consolidated results of operations and financial condition.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

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

NOTE 4. TRANSACTIONS WITH PARENT COMPANY

From time to time payments were made by the Company to settle certain obligations of ADNW and recorded as advances to Parent Company. The advances were non-interest bearing and due on demand. ADNW had minimal operations, and as of December 31, 2007, agreed to exchange the balance due for 16,000,000 common shares of ADNW. The Company recorded the net receivable at $2,372,000, which represented the bid price of the restricted securities to be received as of December 31, 2007, and discounted the carrying value by 11% or $188,000 because the shares could not be liquidated until the spinoff of the Company from ADNW was completed pursuant to the distribution by ADNW of all of the Company’s shares it owned to its stockholders under a registration statement declared effective by the SEC which, as of December 31, 2007, was expected to take approximately six months. The spin-off registration statement was declared effective by the SEC on November 5, 2008.  On November 24, 2008 (the “Dividend Distribution Date”), ADNW distributed the dividend of the 71,250,000 shares of the Company’s common stock that ADNW owned at such time in order to complete the spin-off of Aftersoft’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of the Company’s common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of the Company’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, the Company is no longer a subsidiary of ADNW (see Note 8).

For the quarter ended March 31, 2008, the Company reduced the carrying value of amount due from parent company by $800,000, which represents the reduction of the bid price of the restricted shares from December 31, 2007 and was recorded in general and administrative expenses in the consolidated statement of operations during such period.

ADNW attempted to settle an old outstanding obligation of ADNW of $775,000 with Mr. Blumenthal (see Note 7) for 4,400,000 shares of ADNW common stock. The value of the shares declined and Mr. Blumenthal elected not to accept the ADNW shares as full compensation, and has now demanded that the Company settle ADNW’s liability with additional or different consideration. In April 2008, the Company accepted the 4,400,000 shares from ADNW valued at $484,000 in exchange for attempting to settle ADNW’s liability. The difference between the value of the ADNW shares and the amount of ADNW’s initial obligation of $291,000 was recorded as general and administrative expense in the consolidated statement of operations during such period. Upon further diligence and review of the matter during the quarter ended December 31, 2008, the Company determined that no contractual or transactional basis exists which would have resulted in the assumption of any liability in this regard.  Thus, the Company does not believe it has an enforceable legal obligation to further compensate Mr. Blumenthal. The Company is in the process of negotiating a settlement of this matter, and during this time has elected to continue to treat this item as a liability on its financial statements while it attempts to negotiate a resolution.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

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

As a result of the above transactions, at June 30, 2008, the Company owned approximately 27.6 million shares of ADNW’s common stock on a fully converted basis in the aggregate, representing 26.6% of ADNW’s common stock on a fully diluted basis as of that date.

During the six months ended December 31, 2008, the Company liquidated 5,231,622 common shares of ADNW for net proceeds of $889,000, and issued 2,000,000 common shares of ADNW in settlement of ADNW obligations (see Note 8). As a result of the Company’s ownership of certain ADNW securities, the Company received approximately 13,965,295 shares of its own common stock in connection with the spin-off dividend distribution.  On December 31, 2008, the Company retired 13,730,413 of the shares. The remaining 234,882 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.

NOTE 5. INVESTMENT IN AVAILABLE -FOR-SALE SECURITIES

The Company received a total of 4,433,284 shares of First London Securities from the sale of EXP (see Note 3). The shares are listed for trading on the London Plus Exchange but currently they are thinly traded.

The Company values the investment at the bid price and any unrealized gains or losses are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying consolidated balance sheets. The Company owns approximately 3% of First London Securities and carries the investment at $957,000, net of an other-than-temporary loss of $3,957,000 as of December 31, 2008, and at $4,102,000, net of unrealized loss of $184,000 as of June 30, 2008.

In accordance with SFAS No. 157, the following table details the fair value measurements within the fair value hierarchy of the Company’s investments in available-for-sale securities (in thousands):

Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Investments in available-for-sale securities	$957	$—	$957	$—

Fair value measurements using Level 2 inputs in the table above relate to the Company’s investments in available for sale securities, which are based on the current bid price of the Company’s stock in a thinly traded market.

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 2 inputs (in thousands):

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

Six Months Ended
December 31,
2008
Beginning balance	$—
Transfers into Level 2	4,106
Reversal of unrealized loss previously recorded included in accumulated other comprehensive loss	808
Other-than-temporary loss included in operations	(3,957)
Ending balance	$957

The Company has determined that $3,957,000 of unrealized losses on these investments as of December 31, 2008 are other-than-temporary in nature. Factors considered in determining whether impairments are other than temporary include (i) the length of time and extent to which fair value has been less than the amortized cost basis, (ii) the financial condition and near-term prospects of the investee and (iii) the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. The fair value of the Company’s investments in available for sale securities could change significantly in the future and the Company may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.  The recording of the other-than-temporary impairment of $3,957,000 for the three and six month periods ended December 31, 2008 resulted in the reversal of previously recognized unrealized loss in other comprehensive loss of $1,556,000 and $808,000 for the three and six month periods ended December 31, 2008, respectively.

NOTE 6. LONG -TERM DEBT

Long-term debt consists of the following as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
ComVest term loan, net of debt discount of $543,000 and $756,000	$4,457,000	$4,244,000
ComVest revolver	1,000,000	500,000
McKenna note	290,000	497,000
Homann note	125,000	125,000
Secured notes	403,000	-
Other notes	13,000	15,000
	6,288,000	5,381,000
Less current portion	(536,000)	(598,000)
Long term portion	$5,752,000	$4,783,000

ComVest Loan Agreement

On December 21, 2007, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital LLC (“ComVest”), as lender, pursuant to which ComVest agreed to extend a $1,000,000 secured revolving Credit Facility and a $5,000,000 Term Loan. The Loan Agreement contains customary affirmative and negative covenants, including maximum limits for capital expenditures per fiscal year, and ratios for liquidity. In connection with obtaining a waiver for a violation of loan covenants at March 31, 2008, the Company reduced the exercise price from $0.3125 per share to $0.11 per share for one million warrants held by ComVest (see below), recognizing the incremental fair value of the modified warrants of $24,000 as additional interest expense.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

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

As of December 31, 2008, in connection with obtaining a waiver for violation of certain loan covenant, the Company and ComVest agreed to increase the interest on the $1,000,000 Credit Facility (described below) from 9.5% to 11%.

After obtaining the above waivers, the Company is not in violation of any loan covenants at June 30, 2008 and December 31, 2008.

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

In connection with the Credit Facility, the Company issued a Revolving Credit Note (the “Credit Note”) payable to ComVest in the principal amount of $1,000,000, bearing interest at a rate per annum equal to the greater of (a) the prime rate, as announced by Citibank, N.A. from time to time, plus two percent (2%), or (b) nine and one-half percent (9.5%) (which was subsequently changed to 11%; see above). The applicable interest rate will be increased by four hundred (400) basis points during the continuance of any event of default under the Loan Agreement. Interest will be computed on the daily unpaid principal balance and is payable monthly in arrears on the first day of each calendar month commencing January 1, 2008. Interest is also payable upon maturity or acceleration of the Credit Note.

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

At December 31, 2008, the Company had drawn down the $1,000,000 Credit Facility in full.  The interest rate as of December 31, 2008 was increased from 9.5% to 11.0% in connection with obtaining a waiver from ComVest for violation of certain loan covenants (described above).

Term Loan and Convertible Term Note. Pursuant to the terms of the Loan Agreement, ComVest extended to the Company a Term Loan in the principal amount of $5,000,000, on the Closing Date. The Term Loan is a one-time loan, and unlike the Credit Facility, the principal amount is not available for re-borrowing.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

The Term Loan is evidenced by a Convertible Term Note (the “Term Note”) issued by the Company on the Closing Date, and payable to ComVest in the principal amount of $5,000,000. The Term Note bears interest at a rate of eleven percent (11%) per annum, except that during the continuance of any event of default, the interest rate will be increased to sixteen percent (16%).

As amended (see ”ComVest Loan Agreement” above), the Term Note is repayable in 11 equal monthly installments of approximately $208,333, payable on first day of each calendar month commencing January 1, 2010 through November 1, 2010, with the balance of $2,708,333 due on November 30, 2010.

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

The principal and interest payable on the Term Note is convertible into shares of the Company’s common stock at the option of ComVest.  In addition, the Company may require conversion of the principal and interest under certain circumstances.   The initial conversion price was $1.50 per share.   The number of shares issuable upon conversion of the Term Note (the “Conversion Shares”), and/or the conversion price, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of Conversion Shares, and/or the conversion price may be adjusted in the event of certain sales or issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Term Note is outstanding, at an effective price per share which is less than the then-effective conversion price of the Term Note.

On July 3, 2008, the conversion price for the Term Note was reduced from $1.50 to $1.49 as a result of certain anti-dilution protection contained therein following the issuance by the Company of additional shares of common stock and warrants to purchase common stock. Consequently, the number of shares issuable upon conversion of the principal amount of the Tern Note was increased to 3,361,345 shares from 3,333,333 shares.

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

Warrants. In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s Common Stock, exercisable after the Closing Date and expiring December 31, 2013: a) Warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.3125 per share; b) Warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.39 per share; and c) Warrant to purchase 2,083,333 shares of common stock at an exercise price of $0.3625 per share; (each, a “Warrant”) (the 5,083,333 shares collectively issuable upon exercise of the Warrants are referred to herein as the “Warrant Shares”).  The exercise prices of certain of these warrants were amended, as described under “ComVest Loan Agreement” above. The relative fair value of the Warrants is $868,000 using a Black Scholes valuation model and also contains a cashless exercise feature.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

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

The Company also granted certain registration rights and piggyback registration rights to the holder(s) of the securities underlying the Term Note and Warrants.

The Company issued warrants to purchase 250,000 shares of common stock as compensation for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $42,000 using a Black Sholes valuation model and are included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a six-year life.

Amortization of debt discount was $277,000 and amortization of debt issuance costs was $132,000 for the six months ended December 31, 2008 and was $139,000 and $66,000 for the three months ended December 31, 2008, respectively.

Homann Note

The Company has an unsecured note payable to Homann Tire LTD (“Homann”) in the amount of $125,000, bearing interest at 8% per annum and due April 29, 2009 (see Note 7). The terms of the note include interest only payments of $833 per month. A principal payment of $25,000 was made in April 2007. The remaining balance of $125,000 is payable in April 2009, and the Company expects to be able to repay this from free cash flow at that time.

McKenna Note

The Company issued an unsecured note payable to Mr. A. McKenna in the amount of $825,000, due July 2009, with interest at 8% per annum, in 24 monthly installments of $37,313 including interest (see Note 7). The Company expects to satisfy this obligation from free cash flow.

Secured Notes

The Company has secured notes totaling $403,000 payable over 24 to 60 with monthly payments of $4,137 and quarterly payments of $6,278.  The notes bear interest rates of 5.49% to 9.54% and are secured by leasehold improvements and equipment with a carrying value of $431,400.

NOTE 7. Commitments and Contingencies

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

Aidan J. McKenna

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

Arthur Blumenthal

Additionally, the Company entered into a settlement agreement with Mr. Arthur Blumenthal, a former shareholder of Anderson BDG, Inc. Mr. Blumenthal’s lawsuit against the Company’s parent ADNW emanated from an agreement Mr. Blumenthal had with a subsidiary of the Company, ASNA (f/k/a CarParts Technologies, Inc.) for the purchase of Anderson BDG, that had not been settled although it was past due. The Company assumed the liability as part of a plan of spinning off certain businesses into the Company and renegotiated the agreement with Mr. Blumenthal, the terms of which required the Company to make a payment of $50,000 cash and the issuance to Mr. Blumenthal and registration of 300,000 shares of the Company’s common stock, which were issued in fiscal 2007 and valued at $0.48 per share, (the closing price of the Company’s common stock on the date of settlement) or $144,000. The Company subsequently completely settled the lawsuit with Mr. Blumenthal and repaid his notes in fiscal 2008. In fiscal 2009, the Company is in the process of negotiating a settlement with Mr. Blumenthal in another matter on behalf of ADNW (see Note 4).

Homann Tire LTD

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

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

On August 1, 2007, the Company issued 1,718,750 shares of common stock and 1,718,750 warrants to purchase shares of common stock at $0.48 per share to Mr. McKenna in partial settlement of the outstanding litigation costs (see Note 7). These shares were valued at the issue price of the private placement on the date of the transaction of $0.48 per share, totaling $825,000, and the warrants were valued using the Black-Scholes pricing model, totaling $412,000. In November 2007, the parties amended the settlement agreement pursuant to which Mr. McKenna returned the 1,718,750 shares and the Company issued to him an additional 1,718,750 warrants to purchase common stock at $0.48 per share. The fair value of the shares received back was $275,000 and the new warrants were valued at $152,000 using a Black Scholes valuation model. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a 4.5 year life. The Company realized a net reduction in litigation settlement expenses of $123,000 for the year ended June 30, 2008.

On May 13, 2008, the Compensation Committee of the Board of Directors approved restricted stock awards of an aggregate of 2,985,000 shares of its common stock to certain employees, a corporate officer and three outside directors in respect of services previously rendered. The shares vest as follows: 34% of the shares vested immediately on the date of issuance, and the remaining 66% of the shares will be issued in three equal installments on each of the first, second and third anniversaries of the grant date. The Company issued 994,500 shares of common stock that were fully vested on the date of grant. The Company did not receive any consideration and recorded an expense of $99,450 based on the market price on the date of issuance. The additional shares will be valued based on the dates the shares are issued in the future.

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

During the quarter ended September 30, 2008, the Company approved the issuance of 483,000 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan. The shares will be issued over a three-year period. On October 6, 2008, the Company issued 47,890 shares of these awards, which were valued at $7,184.

On October 6, 2008, the Company issued a director of the Company 35,000 shares of common stock in lieu of $8,750 of cash compensation.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

On November 24, 2008 (the “Dividend Distribution Date”), ADNW distributed the dividend of the 71,250,000 shares of the Company’s common stock that ADNW owned at such time in order to complete the spin-off of the Company’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of the Company’s common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of the Company’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, the Company is no longer a subsidiary of ADNW.

As a result of the Company’s ownership of certain ADNW securities, the Company received approximately 13,965,295 shares of its own common stock in connection with the spin-off dividend distribution.  On December 31, 2008, the Company retired 13,730,413 of the shares. The remaining 234,882 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.  The value of these shares of approximately $29,000 was recorded as a distribution.

Warrants:

At December 31, 2008, the Company has the following warrants outstanding:

Issuance of warrants in connection with the ComVest Loan Agreement (see Note 6):
ComVest	5,083,333
Other	250,000
5,333,333
Issuance of warrants to a service provider (valued at $27,000)	155,549
Issuance of warrants in McKenna settlement (see Note 7 and above)	3,437,500
Issuance of warrants to investors in private placement (see above)	5,208,337
Issuance of warrants to placement agent in private placement	260,417
Issuance of warrants to Lewis Asset Management Corp. funds (see Note 4)	6,402,999
Issuance of warrants to placement agent (see above )	1,000,000
Total issued	21,798,135

The outstanding warrants have an exercise price range of $0.11 to $1.00 and a remaining life ranging from 3.10 years to 5.30 years. The weighted average exercise price is $0.70 per share and the weighted average remaining life is 4.65 years.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

The sale of EXP resulted in a gain on the sale of discontinued operations (in the second quarter of fiscal 2008) as follows (in thousands):

Accounts receivable	$1,050
Investments in available-for-sale securities	369
Current Assets	1,419
Goodwill	1,640
Total Assets	3,059
Liabilities assumed	(1,405)
Net assets divested	1,654
Proceeds - value of shares and receivable (see Note 3)	4,041
Gain on disposal	$2,387

Included in discontinued operations of the Company are the following results of EXP, including MMI (in thousands):

For the Period October 1, 2007 until the Date of sale
Revenue	$410
Cost of sales and operating expenses	433
Loss from operations	(23)

Income taxes	0
Net loss, net of taxes	$(23)

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
December 31, 2008
(Unaudited)

For the Period July 1, 2007 Until the Date of sale
Revenue	$1,670
Cost of sales and operating expenses	1,656
Income from operations	14

Income taxes	0
Net income, net of taxes	$14

NOTE 10. SUBSEQUENT EVENTS

During the quarter ended September 30, 2008, the Company approved the issuance of 483,000 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan. The shares vest over a three-year period.  On January 6, 2009, the Company issued 31,955 shares of these awards, which were valued at $2,876, and remitted income tax deposits in the amount of $684 for certain directors.

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

Management believes that the largest single issue facing the automotive aftermarket at this time is the downturn of the global economy, especially the economics in which we operate. The constraint of credit within the U.S. and U.K. markets is forcing automobile owners to retain their existing automobiles far longer than they may have previously planned. This is forcing owners to seek out more economic ways of maintaining their vehicles, and management believes this presents an opportunity to the Company. The need for consumers to maintain their vehicles longer requires service suppliers to offer a wide range of services at highly competitive prices. Management believes that this can be achieved only by those businesses that are able to efficiently manage their businesses and find methods to reduce costs without affecting service levels, which may best be done through investments in ‘up to date’ management information systems, specifically those designed for the automotive market. However, management also has recently noticed that some businesses wishing to invest in new management systems are also finding their access to credit reduced. This may have a detrimental effect on our revenues if customers are unable to fund purchases. Management still believes that the aftermarket landscape will continue to change over the next 18 months, with the convergence of the aftermarket and tire markets, but this rate of change may be slower than first expected. Management still believes that the desire of parts manufacturers to produce and control their own product catalogues, rather than allowing this information to be made available by third-party catalog suppliers, will present opportunities to the Company.

Our revenue and income is derived primarily from the sale of software, services and support, although in the UK we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the six months ended December 31, 2008, we generated revenues of $10,850,000 with an operating loss of $305,000.  Of these revenues, 76% were derived from the U.K. market.

We are headquartered in Chester, U.K. and maintain additional offices for our U.S. operating subsidiary in Dana Point, California; Allentown, Pennsylvania and Wintersville, Ohio, and, for our U.K. operating subsidiary, in Sheffield, Northampton and Wareham in the U.K.

The software that we sell is mainly based on a Microsoft Windows-based technology although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we sell in the US each relate to a specific component of the automotive aftermarket supply chain, including warehouse distributing, the jobber, the installing and the “open web.” We sell our Direct Step product into the warehouse segment, which enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. We sell our Autopart product into the jobber segment, which manages a jobber’s entire business (i.e., financial, stock control and order management) but more importantly, enables the jobber quickly to identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. We sell our VAST product into the installer segment, which repairs and maintains automobiles. The installer needs systems that enable it to efficiently and simply manage its businesses, whether as a single entity or national multi-site franchise. The fourth and final segment is the “open webs.” This technology allows these three separate business solutions to connect to each other and/or other third party systems to allow, among other processes, ordering, invoicing and stock checking to take place in real-time both up and down the supply chain. The UK market differs from that of the US in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the UK We continue to sell the Autopart product to the jobber market, but sell Autowork and Autocat+ to the installer market.

To date, management has identified four areas that it believes we need to focus on.

The first area is the release of one of our U.K. products developed by MAM, our U.K. subsidiary, under a Software as a Service (SaaS) model. This is where software solutions are made available to end-users via the internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Once this has been successfully deployed in the U.K., we will look to use a similar model in the U.S.

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

The third area of focus relates to the continued sales and market initiatives tied to the Autopart product within the U.S. market. A senior member of the U.K. management team has been appointed to join the U.S. business to head the efforts relating to this product along with a complementary DirectStep product. To date this move has proved successful, as we have increased levels of service and knowledge of our U.S. staff members, and management believes that this will lead to significant revenue increases within the next 6 months. While management believes that this is the correct route to follow, it is aware that this effort and the move of personnel may affect the U.K. business following the transfer of a key member of former U.K. management.

The fourth area is other English-speaking markets in auto industry aftermarkets as opposed to focusing on additional vertical markets that share common characteristics to that of the automotive market. Management intends to carefully monitor this expansion as a result of the current state of the global economy.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 75% and 76% for the three and six month periods ended December 31, 2008, respectively, as compared to 75% and 75% for the corresponding periods in 2007.  As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate for the period. During the three and six month periods ended December 31, 2008, the exchange rate for MAM’s operating results was US$1.7364 per GBP1, compared with US$2.0331 per GBP1 for the three and six month periods ended December 31, 2007.

Assets and liabilities of our MAM subsidiary are translated into US dollars at the quarter-end exchange rates.  The exchange rate used for translating our MAM subsidiary was US$1.4479 per GBP1 at December 31, 2008 and US$1.9954 per GBP1 at June 30, 2008.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($2,595,000) and $238,000 for the three months ended December 31, 2008 and 2007, respectively, and ($3,643,000) and $618,000 for the six months ended December 31, 2008 and 2007, respectively.

Results of Operations

Our results of operations for the three months and six months ended December 31, 2008 compared with the three months and six months ended December 31, 2007 were as follows:

Revenues. Revenues were $5,005,000 and $10,850,000 for the three and six months ended December 31, 2008, respectively, compared with revenues of $5,645,000 and $11,000,000 for the three and six months ended December 31, 2007, respectively.   Our U.S. operation experienced slightly higher revenues for the three and six month periods ended December 31, 2007 than it did during the 2008 periods, due to a contract which we completed during the quarter ended December 31, 2007, and did not also have in 2008, for which we billed the customer approximately $121,000. Additionally, our UK revenues were negatively impacted by the strength of the US dollar vs. the British Pound, as discussed above.

Cost of Revenues. Total cost of revenues for the three months and six months ended December 31, 2008, were $2,235,000 and $4,990,000, respectively, compared with $2,508,000 and $5,167, 000 for the same periods of December 31, 2007, respectively.  This was consistent with the decrease in revenues during the three and six month periods ended December 31, 2008.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
(In thousands)	Ended December 31,
	2008	2007	Variance $	Variance %

Research and development	$709,000	$766,000	$(57,000)	-7.4%
Sales and marketing	561,000	661,000	(100,000)	-15.2%
General and administrative	1,478,000	2,254,000	(776,000)	-34.4%
Depreciation and amortization	260,000	327,000	(67,000)	-20.5%
Total Operating Expenses	$3,008,000	$4,008,000	$(1,000,000)	-25.0%

(In thousands)	For the Six Months Ended December 31,
	2008	2007	Variance $	Variance %

Research and development	$1,494,000	$1,458,000	$36,000	2.5%
Sales and marketing	1,160,000	1,189,000	(29,000)	-2.4%
General and administrative	2,983,000	3,564,000	(581,000)	-16.3%
Depreciation and amortization	528,000	682,000	(154,000)	-22.6%
Total Operating Expenses	$6,165,000	$6,893,000	$(728,000)	-10.6%

Operating expenses decreased by $1,000,000, or 25% for the three months ended December 31, 2008, compared with the three months ended December 31, 2007, and decreased by $728,000 or 10.6% for the six months ended December 31, 2008, compared with the six months ended December 31, 2007. This is due to the following:

Research and Development Expenses.  Research and Development expenses decreased by 7.4% for the three month period ended December 31, 2008, compared to the same period in the prior fiscal year, and increased by 2.5% for the six month period ended December 31, 2008 compared to the same periods in the prior fiscal year.  The decrease for the quarter ended December 31, 2008 is primarily a result of a reduction in the number of personnel working on development projects during the quarter.

Sales and Marketing Expenses. Sales and Marketing expenses decreased by $100,000 during the three months ended December 31, 2008 as compared with the same period in 2007, and decreased by $29,000 for the six months ended December 31, 2008 compared with the six months ended December 31, 2007. This decrease is due to a reduction in sales personnel within the U.S. operation during the three months ended December 31, 2008 when compared with the same period in the prior fiscal year.

General and Administrative Expenses. General and Administrative expenses decreased by $776,000 or 34.4% for the three months ended December 31, 2008 as compared to the same period in 2007, and decreased $581,000 or 16.3% for the six months ended December 31, 2008 as compared with the same period in 2007.  The decrease is effectively due to our spin-off from our former parent, ADNW, in November 2008, as a result of which we were not burdened with extra costs associated with ADNW as of the end of our three and six month periods ended December 31, 2008. This decrease during the quarter ended December 31, 2008 was offset in part by $75,000 of increased financial consulting costs and $76,000 of legal, accounting and printing costs associated with the registration statement on Form S-1 filed with the SEC relating to our spin-off from ADNW.  Similarly, the decrease of expenses during the six month period ended December 31, 2008 was offset in part by $150,000 of increased financial consulting costs and $124,000 of legal, accounting and printing costs associated with the registration statement.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $67,000, or 20.5%, and $154,000, or 22.6%, for the three month and six month periods ended December 31, 2008, respectively, as compared to the same periods in 2007, which is primarily due to the U.K. operation having fully amortized capital development projects during the 2008 fiscal periods, when compared to the same periods of the prior fiscal year.

Interest Expense. Interest expense increased by $364,000 or 568% to $428,000 for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, and increased $718,000 or 875% to $800,000 for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007.  The increase in interest expense is related to our interest payments associated with our loan from ComVest Capital LLC.  For the three months ended December 31, 2008 we paid ComVest $224,000 in cash, and $204,000 was accounted for in amortization of debt discount and debt issuance costs.  For the six months ending December 31, 2008, we paid $396,000 in cash, and $404,000 was accounted for in amortization of debt discount and debt issuance costs.

Other Income (Loss). The three and six month periods ended December 31, 2008 include a write down of $3,957,000 available-for-sale securities because of an other-than-temporary decline in the market value of the securities.  Other income includes $76,000 from the net settlement of litigation for the three and six month periods ended December 31, 2007.   The six months ended December 31, 2007 includes $1,312,000 from the sale of non-marketable securities.

Income Taxes. Income taxes decreased by $18,000, or 8.2%, and $75,000, or 19.3%, for the three and six month period ended December 31, 2008 as compared to the same periods in 2007, due to a reduced effective tax rate for our U.K. subsidiaries for the respective periods.

Net Income (Loss). As a result of the above, we recorded a net loss of $4,797,000 for the three month period ended December 31, 2008, compared with a net loss of $1,123,000 for the three month period ended December 31, 2007, and realized a net loss of $5,349,000 for the six months ended December 31, 2008, compared with a net loss of $155,000 for the six months ended December 31, 2007.

Discontinued Operations. The (loss) from discontinued operations was ($23,000) for the three months ended December 31, 2007 and earnings of $14,000 for the six months ended December 31, 2007.  Loss on the sale of discontinued operations was $26,000 for the three and six months ended December 31, 2007.  There were no discontinued operations during the three and six month periods ended December 31, 2008.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2009. As of December 31, 2008, we had cash of $1,315,000.  We also own 4,433,284 ordinary shares of First London, PLC (formerly known as First London Securities, PLC). carried on the balance sheet at $957,000.  Currently the stock is thinly traded and if an active market develops for the shares, this investment could be an additional source of working capital.

If internal revenues prove insufficient to support our growth plans, we may consider raising additional funds through debt or equity financing. There can be no assurance that such funding will be available on acceptable terms, in a timely fashion or even available at all. Should new funds be delayed, we plan to reduce the burden on our current funding to a sustainable level and to tailor our development programs accordingly.

Revolving Credit and Term Loan Agreement with ComVest Capital LLC

On December 21, 2007, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital LLC (“ComVest”), as lender, pursuant to which ComVest agreed to extend to us a $1,000,000 secured revolving Credit Facility and a $5,000,000 Term Loan.

Credit Facility and Revolving Credit Note. Pursuant to the terms of the Loan Agreement, the Credit Facility is available to us through November 30, 2009, unless the maturity date is extended, or we prepay the Term Loan (described below) in full, in each case in accordance with the terms of the Loan Agreement. The Credit Facility provides for borrowing capacity of an amount up to (at any time outstanding) the lesser of the Borrowing Base at the time of each advance under the Credit Facility, or $1,000,000. The borrowing base at any time will be an amount determined in accordance with a borrowing base report we are required to provide to the lender, based upon our Eligible Accounts and Eligible Inventory, as such terms are defined in the Loan Agreement.  The Loan Agreement provides for advances to be limited to (i) 80% of Eligible Accounts plus, in ComVest’s sole discretion, (ii) 40% of Eligible Inventory, minus (iii) such reserves as ComVest may establish from time to time in its discretion.  As of December 31, 2008, the borrowing base was $1,228,000.

In connection with the Credit Facility, we issued a Revolving Credit Note (the “Credit Note”) on December 21, 2007 payable to ComVest in the principal amount of $1,000,000, initially bearing interest at a rate per annum equal to the greater of (a) the prime rate, as announced by Citibank, N.A. from time to time, plus two percent (2%), or (b) nine and one-half percent (9.5%). The applicable interest rate will be increased by four hundred (400) basis points during the continuance of any event of default under the Loan Agreement. Interest is computed on the daily unpaid principal balance and is payable monthly in arrears on the first day of each calendar month commencing January 1, 2008. Interest is also payable upon maturity or acceleration of the Credit Note.  On February 10, 2009, the interest rate was increased from 9.5% to 11% in connection with a waiver we received for violating one of our debt covenants at December 31, 2008 (discussed below).

We have the right to prepay all or a portion of the principal balance on the Credit Note at any time, upon written notice, with no penalty. The Credit Note is secured pursuant to the provisions of certain Security Documents which we entered into on the same date.

We have the right, at our option, and provided that the maturity date of the Credit Facility has not been accelerated due to our prepayment in full of the Term Loan, to elect to extend the Credit Facility for one additional year, through November 30, 2010, upon written notice to ComVest, provided that no default or event of default has occurred and is continuing at that time. We also have the option to terminate the Credit Facility at any time upon five business days’ prior written notice, and upon payment to ComVest of all outstanding principal and accrued interest of the advances on the Credit Facility, and prorated accrued commitment fees. The Credit Facility commitment also terminates, and all obligations become immediately due and payable, upon the consummation of a Sale, which is defined in the Loan Agreement as certain changes of control or sale or transfers of a material portion of our assets.

During the quarter ended June 30, 2008, we drew down $500,000 of the Credit Facility.  We drew down the remaining $500,000 during the quarter ended December 31, 2008.

Term Loan and Convertible Term Note.  In addition to the Credit Facility, ComVest extended us a Term Loan, evidenced by a Convertible Term Note (the “Term Note”) we issued on December 21, 2007 in the principal amount of $5,000,000. The Term Loan was a one-time loan, and unlike the Credit Facility, the principal amount is not available for re-borrowing.  The Term Note bears interest at a rate of eleven percent (11%) per annum, except that during the continuance of any event of default, the interest rate will be increased to sixteen percent (16%).

Initially, the Term Note was payable in 23 equal monthly installments of $208,333.33 each, payable on first day of each calendar month commencing January 1, 2009, through November 1, 2010, with the balance due on November 30, 2010.  The amortization schedule was subsequently modified, and was delayed for one year so that payments will commence on January 1, 2010, pursuant to an amendment of the Loan Agreement during the quarter ended June 30, 2008 (see below).

We have the option to prepay the principal balance of the Term Note in whole or in part, at any time, upon 15 days’ prior written notice. We will be required to prepay the Term Loan in whole or part under certain circumstances. In the event that we prepay all or a portion of the Term Loan, we will ordinarily pay a prepayment premium in an amount equal to (i) three percent (3%) of the principal amount being prepaid if such prepayment is made or is required to be made on or prior to the second anniversary of the Closing Date, and (ii) one percent (1%) of the principal amount being prepaid if such prepayment is made or is required to be made after December 21, 2009.

The number of shares issuable upon conversion of the Term Note and the conversion price may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction.  In addition, the number of conversion shares, and/or the conversion price may be adjusted in the event of certain sales or issuances of shares of our common stock, or securities entitling any person to acquire shares of common stock, at any time while the Term Note is outstanding, at an effective price per share which is less than the then-effective conversion price of the Term Note.  The principal and interest payable on the Term Note was initially convertible into shares of our common stock at the option of ComVest, at an initial conversion price of $1.50 per share. On July 3, 2008, the conversion price was reduced to approximately $1.49 per share following our subsequent issuance of shares of common stock and warrants at an effectively lower price.  Consequently, the number of shares issuable upon conversion of the principal amount of the Term Note was increased to 3,361,345 shares from 3,333,333 shares. We also may require conversion of the principal and interest under certain circumstances.

As of December 31, 2008 and the date hereof, the principal balance due on the Term Note was and is $5,000,000.00.

Warrants. In connection with the Loan Agreement, we issued warrants to ComVest to purchase the following amounts of shares of our common stock, exercisable after December 21, 2007 and expiring December 31, 2013: a) warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.3125 per share;  b) warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.39 per share; and c) warrants to purchase 2,083,333 shares of our common stock at an exercise price of $0.3625 per share.  The warrants also contain a cashless exercise feature.  The number of shares of common stock issuable upon exercise of the warrants, and/or the applicable exercise prices, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of shares issuable upon exercise of the warrants, and/or the applicable exercise prices may be adjusted, at any time while the warrants are outstanding, in the event of certain issuances of shares of our common stock, or securities entitling any person to acquire shares of our common stock, at an effective price per share which is less than the then-effective exercise prices of the warrants.

The exercise prices for 3,000,000 of these warrants were subsequently modified in connection with waivers we received for violations of one of our debt covenants, as discussed further below.

Debt Covenants.  The Loan Agreement contains customary affirmative and negative covenants, including:

(a)           Maximum limits for capital expenditures of $600,000 per fiscal year;

(b)           Limitation on future borrowings, other than in certain circumstances, including to finance capital expenditures;

(c)           Limitation on guaranteeing any obligation, except for obligations in the ordinary course of business and obligations of our wholly owned subsidiaries incurred in the ordinary course of business;

(d)           Limitation on entering Sales-Leaseback Transactions with respect to the sale or transfer of property used or useful in our business operations;

(e)           Limitation on acquiring securities or making loans;

(f)            Limitation on acquiring real property;

(g)           Limitation on selling assets of the Company or permitting any reduction in our ultimate ownership position of any subsidiary;

(h)           Limitation on paying dividends;

(i)            Limitation on selling any accounts receivable; and

(j)            Requiring that, at the end of any quarter of any fiscal year, the ratio of (a) Earnings Before Interest, Depreciation, and Amortization (“EBIDA”) minus capital expenditures incurred to maintain or replace capital assets, to (b) debt service (all interest and principle payments), for the four (4) consecutive quarters then ended, to be not less than 1.25 to 1.00 (the “EBIDA Ratio Covenant”).

The Loan Agreement is collateralized by a pledge of all of our assets and the stock of our subsidiaries. Certain of the loan covenants described above prohibit us from paying dividends or borrowing additional funds for working capital requirements. The prohibition on paying dividends may restrict our ability to raise capital through the sale of shares of preferred stock that we may designate in the future, because such shares are typically more marketable with dividend rights.  If we were to raise capital through the sale of shares of our common stock and those shares were sold for less than the applicable exercise price(s) of the warrants issued to ComVest, or were issued for less than the applicable conversion price of the Term Note, then automatically and without further consideration, the exercise price of the warrant(s) and the conversion price of the Term Note will be reduced based on a formula based upon the selling price of the shares and the number of shares sold.  We cannot assure you that we will be able to sell any shares of our common stock.  Even if we were able to sell such shares, we cannot currently predict the selling price.  The sale of any such shares would result in immediate dilution to our existing shareholders’ interests.

Amendments to Loan Agreement and Waivers for Violations of Certain Covenants.  Subsequent to March 31, 2008, we notified ComVest that we had incurred a loss of $1,897,000 for the three month period ending March 31, 2008, and as a result, we had a ratio of EBIDA to debt service of (4.41):1.00, therefore violating the EBIDA Ratio Covenant described above.  In order for us to have met this EBIDA ratio as of March 31, 2008, we would have had to generate $1,812,000 of additional cash flow.  ComVest agreed to grant us a waiver for the violation of this loan covenant.  On May 15, 2008 the waiver was granted and, in consideration therefor, we reduced the exercise price for 1,000,000 warrants issued to ComVest in connection with the Loan Agreement from $0.3125 per share to $0.11 per share, and recognized the incremental fair value of the modified warrants of $24,000 as additional interest expense.   As a result of ComVest granting us this waiver, we were not in violation of any loan covenants at March 31, 2008.

Subsequent to June 30, 2008, we contacted ComVest to inform it that we had incurred a loss of $11,664,000 for the six month period ending June 30, 2008, and that as a result had again violated the EBIDA Ratio Covenant with an EBIDA to debt service ratio of (2.26):1.00.  In order for us to have been in compliance with the EBIDA Ratio Covenant as of June 30, 2008, we would have needed to generate $2,180,000 of additional cash flow.  ComVest agreed to provide us with another waiver.  In connection therewith, we amended the Loan Agreement (the “Amendment”) and modified certain covenants on September 23, 2008.  The EBIDA Ratio Covenant was waived for the quarter ending September 30, 2008 and was reduced to 0.62:100 from 1.25:1.00 for the quarter ended December 31, 2008.   Under the Amendment, the EBIDA Ratio Covenant was reset for future quarters to 0.71:1.00 for the four quarters ended March 31, 2009; 0.50:1.00 for the four quarters ended June 30, 2009; and 1.25:1.00 for the four quarters ended September 30, 2009 and thereafter.  Additionally, ComVest agreed to delay the commencement of the loan amortization related to the Term Note for one year, from January 1, 2009 to January 1, 2010.  In consideration for these modifications, we reduced the exercise price related to 2,000,000 warrants issued to ComVest in connection with the Loan Agreement from $0.39 to $0.11.  The incremental fair value of the modified warrants is $15,000, which was recorded as an additional debt discount and is being amortized over the remaining life of the term loan pursuant to EITF 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments.”  As a result of these amendments, we were not in violation of any loan covenants at June 30, 2008.

As described in this report, we incurred a net loss of $5,349,000 for the six month period ended December 31, 2008.  Subsequent to the end of the quarter, we contacted ComVest to inform it of the loss, and that as a result, our ratio of EBIDA to debt service was (1.41):1.00 in violation of the amended EBIDA Ratio Covenant.  In order for us to have met the required ratio as of December 31, 2008, we would have had to have generated $2,497,000 of additional cash flow.  ComVest agreed to extend an additional waiver of this covenant, which was granted on February 10, 2009.  In consideration for the waiver, we agreed to increase the interest rate on the $1,000,000 Credit Facility from 9.5% to 11%.  As a result of ComVest granting us this waiver, we were not in violation of any loan covenants at December 31, 2008. If we restore compliance with the EBIDA Ratio Covenant as of the close of any quarter ending on or after March 31, 2009, then the annual interest rate will be restored to 9.5%, effective as of the first day of the calendar month next succeeding our demonstrated quarter-end compliance with such covenant.

Our violations of the EBIDA Ratio Covenant described above did not and will not have any impact on any other loan agreements to which we are a party.  However, pursuant to the terms of the Loan Agreement, if we default on any other indebtedness in excess of $100,000 and such default creates an acceleration of the maturity of such indebtedness, then we would be in default of our ComVest Loan Agreement.

Future Plans

We expect to see continued growth from both the US and UK operations during the remainder of fiscal 2009, with strong growth in revenues and operating income from the US operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by the US operation which are currently being released to customers, and the reintroduction of our Autopart line of products in the US market.

We intend to continue to work at maximizing customer retention by supplying and developing products that streamline and simplify customer operations, thereby increasing their profit margin. By supporting our customers’ recurring revenues, we expect to continue to build our own revenue stream. We believe that we can continue to grow our customer base through additional sales personnel, targeted media and marketing campaigns and products that completely fit clients’ requirements. We also intend to service existing clients at higher levels and increasingly partner with them so that together we both will achieve our goals.

Revenues in the UK are continuing to generate positive cash flow and free cash but the loss in the US operations and corporate expenses resulted in a negative cash flow for the quarter ended December 31, 2008. Our current plans still require us to hire additional sales and marketing staff and to support expanded operations overall.  We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting additional English-speaking auto industry aftermarkets for our Autopart product.  If we continue to experience negative cash flow we will be required to limit our growth plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s second fiscal quarter of the fiscal year ending June 30, 2009 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 1A. RISK FACTORS

The following are material changes to our Risk Factors from those reported in Item 1A of Part I of our June 30, 2008 Annual Report on From 10-K filed with the Securities and Exchange Commission on September 30, 2008.

WE WERE NOT IN COMPLIANCE WITH CERTAIN COVENANTS UNDER OUR SENIOR SECURED NOTE. WE HAVE RECEIVED WAIVERS ON THREE OCCASIONS OF THESE EVENTS OF DEFAULT FROM THE HOLDER OF THE NOTE, HOWEVER THERE CAN BE NO ASSURANCE THAT WE WILL NOT VIOLATE ANY ADDITIONAL COVENANTS IN THE FUTURE.

During the fiscal periods ended March 31, 2008, June 30, 2008 and December 31, 2008, we violated certain covenants related to cash flow ratios under our senior secured note with ComVest Capital LLC, dated December 21, 2007. ComVest has provided us a waiver of these events of default on each occasion. There can be no assurance that we will be able to meet all of the revised financial covenants and other conditions required by our loan agreement in the future. If there are future violations, our lender may not grant additional waivers of future covenant violations and could also require full repayment of the loan, which would negatively impact our liquidity and our ability to operate.

OUR FORMER PARENT IS NOT CURRENT IN ITS REPORTING OBLIGATIONS WITH THE SEC AND DUE TO LACK OF AVAILABLE INFORMATION ABOUT OUR FORMER PARENT, SHARES OF OUR FORMER PARENT MAY BECOME WORTHLESS.

Our former parent, ADNW, is not current in its reporting obligations with the SEC and may never become compliant in its obligations to file such reports. As a result there is a limited amount of current and meaningful information about ADNW. The only meaningful information reported in respect of ADNW is information that we report as a result of our own independent filing obligations. Now that the spin-off of our Company from ADNW is complete, even less information will be available with respect to our former parent. As a result, the price of ADNW’s shares may fall and the market for shares of ADNW’s common stock may become non-existent. As a result, any of our shareholders who received shares of our Common Stock as a result of the distribution of the our shares in the spin-off, who will remain holders of ADNW’s common stock may be unable to sell their ADNW stock privately or on the Pink Sheets and their shares in ADNW may become worthless. Further, the fact that ADNW is non-compliant in its obligations to file may reflect negatively on us, as a former subsidiary, and the potential decrease in the price of ADNW’s shares may negatively impact the price of our shares.

COMMON EXECUTIVE MANAGEMENT BETWEEN OUR COMPANY AND OUR FORMER PARENT COMPANY MAY RESULT IN OUR BECOMING NON-COMPLIANT WITH OUR REPORTING OBLIGATIONS AS OUR FORMER PARENT IS.

As discussed above, our former parent is not current in its reporting obligations with the SEC and may never become compliant in its obligations to file such reports. Mr. Ian Warwick, our President and CEO, also served as President and CEO of our former parent until immediately following the spin-off.  There is a possibility that, because Mr. Warwick continues to serve as our President and CEO, we may similarly become non-compliant with our reporting obligations as our former parent is. If we fail to comply with our reporting obligations with the SEC, our shareholders will not have adequate information about us. Further, any trading market currently existing for our securities may decrease and our shareholders may find it difficult to sell their shares.

IT MAY BE DIFFICULT FOR SHAREHOLDERS TO RECOVER AGAINST THOSE OF OUR DIRECTORS AND OFFICERS THAT ARE NOT RESIDENTS OF THE U.S.

Three of our directors, of whom two are also executive officers, are residents of the United Kingdom. In addition, our significant operating subsidiary, MAM Software is located in the United Kingdom. Were one or more shareholders to bring an action against us in the United States and succeed, either through default or on the merits, and obtain a financial award against an officer or director of the Company, that shareholder may be required to enforce and collect on his or her judgment in the United Kingdom, unless the officer or director owned assets which were located in the United States. Further, shareholder efforts to bring an action in the United Kingdom against its citizens for any alleged breach of a duty in a foreign jurisdiction may be difficult, as prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, is fraught with difficulty and may be effectively, if not financially, unfeasible.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities by the Company that were not previously disclosed on a Current Report on Form 8-K filed with the SEC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the second quarter of the Company’s fiscal year ended June 30, 2009.

ITEM 5.	OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement dated as of December 1, 2008 between the Company and Ian Warwick (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.2
Employment Agreement dated as of December 1, 2008 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.3	Employment Agreement dated as of December 1, 2008 between the Company and Simon Chadwick (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 5, 2008).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERSOFT GROUP, INC.

Date: February 17, 2009	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Date : February 17, 2009	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement dated as of December 1, 2008 between the Company and Ian Warwick (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.2
Employment Agreement dated as of December 1, 2008 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.3	Employment Agreement dated as of December 1, 2008 between the Company and Simon Chadwick (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 5, 2008).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.