Form 10-Q
period 2009-03-31
Aftersoft Group
filed 2009-05-15
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The registrant has 79,160,592 shares of common stock outstanding as of May 13, 2009.

PART 1—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “Aftersoft” refers to Aftersoft Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Software” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “ASNA” refers to Aftersoft Network N.A, Inc. and its operating subsidiaries; (iv) the term “MAM US” refers to MAM Software Inc. and its subsidiaries; (v) the term “EXP” refers to EXP Dealer Software Limited and its subsidiaries; (vi) the term “DSS” refers to Dealer Software and Services Limited; and (vii) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to Aftersoft Group, Inc.

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-7

AFTERSOFT GROUP, INC
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,147	$1,964
Accounts receivable, net of allowance of $40 and $202	2,742	3,233
Inventories	339	615
Prepaid expenses and other current assets	455	690
Total Current Assets	4,683	6,502

Property and Equipment, Net	960	592

Other Assets
Goodwill	9,404	11,878
Amortizable intangible assets, net	3,575	4,584
Software development costs, net	1,577	1,718
Investments in available-for-sale securities	1,238	4,102
Other long-term assets	233	426
Total Assets	$21,670	$29,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,455	$2,372
Accrued expenses and other	3,450	3,508
Payroll and other taxes	715	933
Current portion of long-term debt	1,070	598
Current portion of deferred revenue	391	607
Other current liabilities	377	379
Total Current Liabilities	7,458	8,397

Long-Term Liabilities
Deferred revenue, net of current portion	711	545
Deferred income taxes	880	880
Long-term debt, net of current portion and debt discount	5,215	4,783
Other	152	142
Total Liabilities	14,416	14,747
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock:
Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock:
Par value $0.0001 per share; 150,000,000 shares authorized, 79,125,953 and 92,733,220 shares issued and outstanding, respectively	8	9
Additional paid-in capital	29,927	31,732
Parent company common stock	-	(2,850)
Accumulated other comprehensive income (loss)	(1,395)	1,617
Accumulated deficit	(21,286)	(15,453)
Total Stockholders' Equity	7,254	15,055

Total Liabilities and Stockholders' Equity	$21,670	$29,802

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In Thousands except for share and per share data)	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$5,027	$5,833	$15,877	$16,833
Cost of revenues	2,125	2,721	7,115	7,888
Gross profit	2,902	3,112	8,762	8,945

Operating expenses
Research and development	721	832	2,215	2,290
Sales and marketing	550	640	1,710	1,829
General and administrative	1,134	2,815	4,117	6,379
Depreciation and amortization	253	321	781	1,003
Total operating expenses	2,658	4,608	8,823	11,501

Operating income (loss)	244	(1,496)	(61)	(2,556)

Other income (expense)
Interest expense	(413)	(360)	(1,213)	(442)
Write down of investments in available-for-sale securities	-	-	(3,957)	-
Interest income	8	-	21	-
Reduction in litigation settlement	-	-	-	76
Gain on sale of investment in non-marketable securities	-	-	-	1,312
Other, net	(2)	36	11	35
Total other income (loss), net	(407)	(324)	(5,138)	981

Loss before provision for income taxes	(163)	(1,820)	(5,199)	(1,575)

Provision for income taxes	152	77	465	465
Loss from continuing operations	(315)	(1,897)	(5,664)	(2,040)
Income from discontinued operations	-	-	-	14
Loss on sale of discontinued operations	-	-	-	(26)
Net loss	(315)	(1,897)	(5,664)	(2,052)

Unrealized gain (loss) on investments in available-for-sale securities and Reversal of unrealized loss on investments in available-for-sale securities	281	(234)	1,089	(188)
Foreign currency translation gain (loss)	(458)	(503)	(4,101)	69
Total comprehensive loss	$(492)	$(2,634)	$(8,676)	$(2,171)

Loss per share attributed to common stockholders - basic and diluted
Continuing operations	$-	$(0.02)	$(0.07)	$(0.02)
Discontinued operations	-	-	-	-
	$-	$(0.02)	$(0.07)	$(0.02)
Weighted average common shares outstanding- basic and diluted	79,123,769	85,335,721	88,291,870	85,637,056

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Nine Months Ended
	March 31,	March 31,
	2009	2008

Cash flows from operating activities:

Net loss	$(5,664)	$(2,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	781	1,003
Writedown of investments in available-for-sale securities	3,957	-
Debt discount and debt issuance cost amortization	594	-
Stock compensation expense	20	-
Gain on sale of investments in nonmarketable securities	-	(1,312)
Payment of litigation costs	-	(2,000)
Loss on amount due to parent company	-	800
Loss on sale of discontinued operations	-	26
Gain on modification of debt settlement	-	(123)
Warrants issued for services	-	27
Changes in operating assets and liabilities (net of effect of acquisitions and divestitures):	-
Accounts receivable	491	(987)
Inventories	276	(82)
Prepaid expenses and other current assets	234	(321)
Accounts payable	(917)	(780)
Net advances to parent company relating to operating activities	-	(1,769)
Accrued expenses and other liabilities	89	2,687
Deferred revenue	(50)	265
Taxes payable	(218)	(244)
Net cash used in operating activities	(407)	(4,642)

Cash flows from investing activities:
Purchase of property and equipment	(98)	(113)
Proceeds from the sale of investments in non-marketable securities	-	2,000
Capitalized software development costs	(185)	(619)
Net cash provided by (used in) investing activities	(283)	1,268

Cash flows from financing activities:
Proceeds from sale of common stock, net of cash issuance Costs	-	2,037
Proceeds from sale of Parent company common stock, net of cash issuance costs	841	-
Proceeds from long-term debt, net of cash issuance costs	500	4,359
Payments on long-term debt	(384)	(1,005)
Net cash provided by financing activities	957	5,391

Effect of exchange rate changes	(1,084)	(123)
Cash divested in discontinued operations	-	(157)
Net increase (decrease) in cash and cash equivalents	(817)	1,737
Cash and cash equivalents, beginning of period	1,964	665
Cash and cash equivalents, end of period	$1,147	$2,402

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$619	$207
Income taxes	$318	$270

Supplemental disclosures of non-cash investing and financing activities:
Value of distributed shares	$29	$-
Value of retired shares	$2,126	$-
Shares issued for accrued litigation costs	$-	$825
Value of shares returned in revised litigation settlement	$-	$275
Value of warrants issued in revised litigation settlement	$-	$152
Value of warrants issued for debt discount/debt issuance costs	$-	$911
Value of warrants issued for amended debt covenants	$15	$-
Issuance of debt for property, plant and equipment	$403	$-
Gain on sale of Parent company common stock	$337	$-

Shares of Parent company common stock remitted in exchange for Parent company obligations	$193
Parent company obligations assumed by Company	(140)	$-

Loss on settlement of Parent company obligations	$53	$-

Divestiture of MMI (see Note 9):
Cash		$157
Accounts receivable		439
Inventory		6
Other		27
Current Assets		629
Property and equipment		156
Other long term assets		219
Goodwill		723
Intangible assets		2,242
Total Assets		3,969
Liabilities Assumed		(1,739)
Net assets divested		2,230
Proceeds received		-
Loss on Disposal		$(2,230)

Divestiture of EXP (see Note 9):
Accounts receivable		$1,050
Investments in available-for-sale securities		369
Current Assets		1,419

Goodwill	1,640
Total Assets	3,059
Liabilities assumed	(1,405)
Net assets divested	1,654
Proceeds - value of shares and receivable (see Note 3)	4,041
Gain on disposal	$2,387

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

 AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the SEC on September 30, 2008.

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

Aftersoft is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited (“MAM”) is based in Sheffield, United Kingdom (“UK”) and Aftersoft Network, NA, Inc. (“ASNA”) and MAM Software Inc. (“MAM US”) have offices in the United States (“US”) in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
 (Unaudited)

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2009 and June 30, 2008, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

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

No customer accounted for more than 10% of the Company’s revenues during the three and nine month periods ended March 31, 2009 and 2008.

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

Geographic Concentrations

The Company conducts business in the US, Canada and the UK. For customers headquartered in their respective countries, the Company derived 33% of its revenues from the US, 2% from Canada and 65% from its UK operations during the three months ended March 31, 2009, compared to 24% from the US and 76% from the UK for the three months ended March 31, 2008.

The Company derived 26% of its revenues from the US, 2% from Canada and 72% from its UK operations during the nine months ended March 31, 2009 compared to 25% from the US and 75% from the UK for the nine months ended March 31, 2008. At March 31, 2009, the Company maintained 56% of its net property and equipment in the UK and the remaining 44% in the US.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the realizability of inventories, the fair value of investments in available-for-sale securities, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets, and the estimated value of warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
 (Unaudited)

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments. Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. and expands required disclosures about fair value measurements. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Available-for-Sale Investments

The Company accounts for its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income (loss), net of tax.   During the nine months ended March 31, 2009, the Company wrote down its investment in available for sale securities and recognized a loss of $3,957,000 because of an other-than-temporary impairment. The recognition of this impairment loss in the statement of operations resulted in the reversal in other comprehensive income (loss) of previously recognized unrealized loss of $808,000 for the nine-month period ended March 31, 2009.  At March 31, 2009, investments consist of corporate stock with a realized loss of $3,957,000 and an unrealized gain of $281,000. At June 30, 2008, investments consist of corporate stock with an unrealized loss of $184,000.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
 (Unaudited)

Investment in Non-Marketable Securities

Non-marketable securities consisted of equity securities for which there were no quoted market prices. Such investments were initially recorded at their cost, subject to an impairment analysis. Such investments will be reduced if the Company receives indications that a permanent decline in value has occurred. Any decline in value of non-marketable securities below cost that is considered to be “other than temporary” will be recorded as a reduction to the cost basis of the security and will be included in the consolidated statement of operations as an impairment loss.

The Company owned an 18.18% interest in DCS Automotive Ltd, a non-public company in the UK, recorded at its cost of $688,000. During the three months ended September 30, 2007, the Company sold its non-marketable investment to a third party for $2,000,000, generating a gain of $1,312,000.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation expense from continuing operations was $43,000 and $24,000 for the three months ended March 31, 2009 and 2008, respectively, and $127,000 and $83,000 for the nine months ended March 31, 2009 and 2008, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded loss of the Company. Amortization expense from continuing operations was $25,000 and $105,000 for the three months ended March 31, 2009 and 2008, respectively, and $110,000 and $340,000 for the nine months ended March 31, 2009 and 2008, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense from continuing operations on amortizable intangible assets was $185,000 and $192,000 for the three months ended March 31, 2009 and 2008, respectively, and $544,000 and $580,000 for the nine months ended March 31, 2009 and 2008, respectively.

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
March 31, 2009
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

For the nine months ended March 31, 2009, goodwill activity was as follows:

Balance, July 1, 2008	$11,878,000
Effect of exchange rate changes	(2,474,000)
Balance, March 31, 2009	$9,404,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2009, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
 (Unaudited)

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) requiring it to recognize expense related to the fair value of its share-based compensation awards over the applicable vesting period, subject to estimated forfeitures.

For valuing stock options awards under SFAS No. 123(R), the Company has elected to use the Black-Scholes valuation model, using the guidance in Staff Accounting Bulletin (“SAB”) No. 107 for determining its expected term and volatility assumptions. For the expected term, the Company uses a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants. SFAS No. 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant US Treasury Bill Rate at the time each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
 (Unaudited)

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2009 and 2008, advertising expense totaled $30,000 and $15,000, respectively, and totaled $58,000 and $57,000 for the nine months ended March 31, 2009 and 2008, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation (loss) gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($458,000) and ($503,000) for the three months ended March 31, 2009 and 2008, respectively, and ($4,101,000) and $69,000 for the nine months ended March 31, 2009 and 2008, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the nine months ended March 31, 2009 and 2008, the components of comprehensive income (loss) consist of changes in foreign currency translation gains (losses) and changes in unrealized loss on investments in available-for-sale securities.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. The Company has no dilutive securities for the three and nine months ended March 31, 2009. For the three and nine months ended March 31, 2009, a total of 21,798,135 common stock purchase warrants and debt convertible into 3,361,345 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
 (Unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the three months ended March 31:

	2009	2008
Numerator for basic and diluted loss per share:
Net loss	$(315,000)	$(1,897,000)
Deemed distribution to parent company	-	-
Net loss available to common shareholders	$(315,000)	$(1,897,000)
Denominator for basic and diluted loss per common share:
Weighted average number of shares of common stock outstanding	79,123,769	85,335,721

Net loss per common share available to common stockholders - basic and diluted	$-	$(0.02)

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the nine months ended March 31:

	2009	2008
Numerator for basic and diluted loss per share:
Net loss from continued operations	$(5,664,000)	$(2,040,000)
Net loss from discontinued operations	-	(12,000)
Deemed distribution to parent company	(169,000)	-
Net loss available to common shareholders	$(5,833,000)	$(2,052,000)
Denominator for basic and diluted loss per common share:
Weighted average number of shares of common stock outstanding	88,291,870	85,637,056

Net loss per common share available to common stockholders - basic and diluted	$(0.07)	$(0.02)

Reclassifications

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation (see Note 9), with no effect on the previously reported net loss.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
 (Unaudited)
Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and ABP 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and ABP Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010.

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
March 31, 2009
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

NOTE 4. TRANSACTIONS WITH PARENT COMPANY

From time to time payments were made by the Company to settle certain obligations of ADNW and recorded as advances to Parent Company. The advances were non-interest bearing and due on demand. ADNW had minimal operations, and as of December 31, 2007, agreed to exchange the balance due for 16,000,000 common shares of ADNW. The Company recorded the net receivable at $2,372,000, which represented the bid price of the restricted securities to be received as of December 31, 2007, and discounted the carrying value by 11% or $188,000 because the shares could not be liquidated until the spinoff of the Company from ADNW was completed (pursuant to the distribution by ADNW of all of the Company’s shares it owned to its stockholders) under a registration statement declared effective by the SEC which, as of December 31, 2007, was expected to take approximately six months. The spin-off registration statement was declared effective by the SEC on November 5, 2008.  On November 24, 2008 (the “Dividend Distribution Date”), ADNW distributed the dividend of the 71,250,000 shares of the Company’s common stock that ADNW owned at such time in order to complete the spin-off of Aftersoft’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of the Company’s common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of the Company’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, the Company is no longer a subsidiary of ADNW (see Note 8).

For the quarter ended March 31, 2008, the Company reduced the carrying value of amount due from parent company by $800,000, which represents the reduction of the bid price of the restricted shares from December 31, 2007 and was recorded in general and administrative expenses in the consolidated statement of operations during such period.

ADNW attempted to settle an old outstanding obligation of ADNW of $775,000 with Mr. Blumenthal (see Note 7) for 4,400,000 shares of ADNW common stock. The value of the shares declined and Mr. Blumenthal elected not to accept the ADNW shares as full compensation, and has now demanded that the Company settle ADNW’s liability with additional or different consideration. In April 2008, the Company accepted the 4,400,000 shares from ADNW valued at $484,000 in exchange for attempting to settle ADNW’s liability. The difference between the value of the ADNW shares and the amount of ADNW’s initial obligation of $291,000 was recorded as general and administrative expense in the consolidated statement of operations during such period. Upon further diligence and review of the matter during the quarter ended December 31, 2008, the Company determined that no contractual or transactional basis exists which would have resulted in the assumption of any liability in this regard.  Thus, the Company does not believe it has an enforceable legal obligation to further compensate Mr. Blumenthal. The Company is in the process of negotiating a settlement of this matter, and during this time has elected to continue to treat this item as a liability on its consolidated financial statements while it attempts to negotiate a resolution.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
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

During the nine months ended March 31, 2009, the Company liquidated 5,231,622 common shares of ADNW for net proceeds of $889,000, and issued 2,000,000 common shares of ADNW in settlement of ADNW obligations (see Note 8). As a result of the Company’s ownership of certain ADNW securities, the Company received approximately 13,965,295 shares of its own common stock in connection with the spin-off dividend distribution.  On December 31, 2008, the Company retired 13,730,413 of the shares. The remaining 234,882 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.

NOTE 5. INVESTMENT IN AVAILABLE -FOR-SALE SECURITIES

The Company received a total of 4,433,284 shares of First London Securities from the sale of EXP (see Note 3). The shares are listed for trading on the London Plus Exchange but currently they are thinly traded.

The Company values the investment at the bid price and any unrealized gains or losses are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying consolidated balance sheets. The Company owns approximately 3% of First London Securities and carries the investment at $1,238,000, net of an other-than-temporary loss of $3,957,000 and an unrealized gain of $281,000 as of March 31, 2009, and at $4,102,000, net of unrealized loss of $184,000 as of June 30, 2008.

In accordance with SFAS No. 157, the following table details the fair value measurements within the fair value hierarchy of the Company’s investments in available-for-sale securities (in thousands):

Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Investments in available-for-sale securities	$1,238	$—	$1,238	$—

Fair value measurements using Level 2 inputs in the table above relate to the Company’s investments in available for sale securities, which are based on the current bid price of First London Securities in a thinly traded market.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
 (Unaudited)

The Company has determined that $3,957,000 of unrealized losses on these investments as of March 31, 2009 are other-than-temporary in nature. Factors considered in determining whether impairments are other than temporary include (i) the length of time and extent to which fair value has been less than the amortized cost basis, (ii) the financial condition and near-term prospects of the investee and (iii) the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value. The fair value of the Company’s investments in available for sale securities could change significantly in the future and the Company may be required to record other-than-temporary impairment charges or additional unrealized losses in future periods.  The recording of the other-than-temporary impairment of $3,957,000 for the nine month period ended March 31, 2009 resulted in the reversal of previously recognized unrealized loss in other comprehensive loss of  $808,000 for the nine month period ended March 31, 2009.  The Company had an unrealized gain of $281,000 in the three months ended March 31, 2009.

NOTE 6. LONG -TERM DEBT

Long-term debt consists of the following as of March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
ComVest Term Loan, net of debt discount of $414,000 and $756,000, respectively	$4,586,000	$4,244,000
ComVest Revolving Credit Facility	1,000,000	500,000
McKenna note	201,000	497,000
Homann note	125,000	125,000
Secured notes	360,000	-
Other notes	13,000	15,000
	6,285,000	5,381,000
Less current portion	(1,070,000)	(598,000)
Long term portion	$5,215,000	$4,783,000

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

As of December 31, 2008, in connection with obtaining a waiver for violation of certain loan covenant, the Company and ComVest agreed to increase the interest on the $1,000,000 Credit Facility (described below) from 9.5% to 11%. The Company reviewed EITF 96-19, and the amendment did not meet the requirements of a Modification or Exchange of Debt Instruments, therefore no adjustment to the financial statements was required.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
 (Unaudited)

Pursuant to a waiver and amendment, the annual interest rate will be restored to 9.5% if the Company restores compliance with the Covenant as of the close of any quarter ending on or after March 31, 2009, effective as of the first day of the calendar month next succeeding the Company’s demonstrated quarter-end compliance with such Covenant.  Effective April 22, 2009 the Company and ComVest further amended the loan agreement and modified certain covenants.  Following such modification, the Company is in compliance with the loan covenants, and accordingly, the interest rate on the Credit Facility will be decreased from 11% to 9.5%, effective April 1, 2009.

After obtaining the above waivers, the Company is not in violation of any loan covenants at June 30, 2008 and March 31, 2009.

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

In connection with the Credit Facility, the Company issued a Revolving Credit Note (the “Credit Note”) payable to ComVest in the principal amount of $1,000,000, bearing interest at an initial rate per annum equal to the greater of (a) the prime rate, as announced by Citibank, N.A. from time to time, plus two percent (2%), or (b) nine and one-half percent (9.5%) (which was subsequently changed to 11% effective December 31, 2009, and back to 9.5% effective April 1, 2009, see above). The applicable interest rate will be increased by four hundred (400) basis points during the continuance of any event of default under the Loan Agreement. Interest will be computed on the daily unpaid principal balance and is payable monthly in arrears on the first day of each calendar month commencing January 1, 2008. Interest is also payable upon maturity or acceleration of the Credit Note.

Effective April 22, 2009, the Company and ComVest amended the loan agreement and modified certain covenants relating to the required ratio of (a) Earning Before Interest, Depreciation, and Amortization, minus capital expenditures incurred to (b) debt service (all interest and principal payments) ("Debt Service") (the "EBIDA Ratio") contained in the Loan Agreement (the "Covenant"). Pursuant to the April 22, 2009 Amendment, the Covenant requires that the applicable minimum EBIDA Ratio be met as of the end of the quarter for such fiscal quarter. Prior to the April 22, 2009 Amendment, the Covenant required that the applicable minimum EBIDA Ratio be met as of the end of each quarter of any fiscal year for the four (4) consecutive quarters then ended.

The minimum EBIDA Ratios themselves were not modified by the April 22, 2009 Amendment, and remain at 0.71:1.00 for the quarter ended March 31, 2009; 0.50:1.00 for the quarter ended June 30, 2009; and 1.25:1.00 for the quarter ended on or after September 30, 2009.

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

At March 31, 2009, the Company had drawn down the $1,000,000 Credit Facility in full.  The interest rate as of March 31, 2009 was 11.0% in connection with obtaining a waiver from ComVest for violation of certain loan covenants.

The Company is in compliance with the loan covenants and the interest rate on the Credit Facility will be decreased from 11% to 9.5% effective April 1, 2009 (see above).

Term Loan and Convertible Term Note. Pursuant to the terms of the Loan Agreement, ComVest extended to the Company a Term Loan in the principal amount of $5,000,000, on the Closing Date. The Term Loan is a one-time loan, and unlike the Credit Facility, the principal amount is not available for re-borrowing.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
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
March 31, 2009
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

The Company issued warrants to purchase 250,000 shares of common stock as compensation to a consultant for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $42,000 using a Black Sholes valuation model and are included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a six-year life.

Amortization of debt discount was $400,000 and amortization of debt issuance costs was $194,000 for the nine months ended March 31, 2009 and was $123,000 and $62,000 for the three months ended March 31, 2009, respectively.

Homann Note

The Company has a note payable to Homann Tire LTD (“Homann”) in the amount of $125,000, bearing interest at 8% per annum and due April 29, 2009 (see Note 7). The terms of the note include interest only payments of $833 per month. A principal payment of $25,000 was made in April 2007. The remaining balance of $125,000 is payable in April 2009.   The Company amended the payment terms and has agreed to repay the note in six monthly installments of $21,450 which includes interest at 10%.  The Company reviewed EITF 96-19, and the amendment did not meet the requirements of a Modification or Exchange of Debt Instruments, therefore no adjustment to the financial statements was required.

McKenna Note

The Company issued an unsecured note payable to Mr. A. McKenna in the amount of $825,000, due July 2009, with interest at 8% per annum, in 24 monthly installments of $37,313 including interest (see Note 7). The Company expects to satisfy this obligation from free cash flow.

Secured Notes

The Company has secured notes totaling $360,000 payable over 24 to 60 with monthly payments of $4,137 and quarterly payments of $6,278.  The notes bear interest rates of 5.49% to 9.54% and are secured by leasehold improvements and equipment with a carrying value of $385,000.

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
March 31, 2009
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

Homann Tire LTD

Homann  filed a complaint against the Company’s subsidiary ASNA (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company’s obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002.

The Company started to implement the system but full installation was never completed and Homann moved to another system six months later. During depositions pursuant to this case, the Company negotiated an agreement with Homann on March 29, 2007. The terms of the agreement provide for a settlement payment to Homann of $150,000 bearing interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 is payable in April 2009.  Interest on the note payable is payable in equal monthly installments of $833. On April 3, 2009, the Company amended the payment terms and has agreed to repay the note in six monthly installments of $21,450, which includes interest at 10% (see Note 6).

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
March 31, 2009
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

During the quarter ended September 30, 2008, the Company approved the issuance of 483,000 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan. The shares will be issued over a three-year period. On October 6, 2008, the Company issued 47,890 shares of these awards, which were valued at $7,184.  On January 6, 2009, the Company issued 31,955 shares of these awards, which were valued at $2,876.

On October 6, 2008, the Company issued a director of the Company 35,000 shares of common stock in lieu of $8,750 of cash compensation.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
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

Warrants:

At March 31, 2009, the Company has the following warrants outstanding:

Issuance of warrants in connection with the ComVest Loan Agreement (see Note 6):
ComVest	5,083,333
Other	250,000
5,333,333
Issuance of warrants to a service provider (valued at $27,000)	155,549
Issuance of warrants in McKenna settlement (see Note 7 and above)	3,437,500
Issuance of warrants to investors in private placement (see above)	5,208,337
Issuance of warrants to placement agent in private placement	260,417
Issuance of warrants to a holder of ADNW preferred stock (see Note 4)	6,402,999
Issuance of warrants to placement agent (see above)	1,000,000
Total issued	21,798,135

The outstanding warrants have an exercise price range of $0.11 to $1.00 and a remaining life ranging from 2.85 years to 5.05 years. The weighted average exercise price is $0.70 per share and the weighted average remaining life is 4.4 years.

NOTE 9. DISCONTINUED OPERATIONS

The sale of MMI resulted in a loss of sale of discontinued operations (in the third quarter of fiscal 2008) as follows (in thousands):

Cash	$157
Accounts receivable	439
Inventories	6
Other	27
Current Assets	629
Property and equipment	156
Other long term assets	219
Goodwill	723
Amortizable intangible assets, net	2,242
Total Assets	3,969
Liabilities assumed	(1,739)
Net assets divested	2,230
Proceeds	-
Loss on disposal	$(2,230)

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
 (Unaudited)

The sale of EXP resulted in a gain on the sale of discontinued operations (in the third quarter of fiscal 2008) as follows (in thousands):

Accounts receivable	$1,050
Investments in available-for-sale securities	369
Current Assets	1,419
Goodwill	1,640
Total Assets	3,059
Liabilities assumed	(1,405)
Net assets divested	1,654
Proceeds - value of shares and receivable (see Note 3)	4,041
Gain on disposal	$2,387

Included in discontinued operations of the Company are the following results of EXP, including MMI (in thousands):

For the Period October 1, 2007 until the Date of sale
Revenue	$410
Cost of sales and operating expenses	433
Loss from operations	(23)

Income taxes	-
Net loss, net of taxes	$(23)

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont’d)
March 31, 2009
 (Unaudited)

For the Period July 1, 2007 Until the Date of sale
Revenue	$1,670
Cost of sales and operating expenses	1,656
Income from operations	14

Income taxes	-
Net income, net of taxes	$14

NOTE 10. SUBSEQUENT EVENTS

During the quarter ended September 30, 2008, the Company approved the issuance of 483,000 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan. The shares vest over a three-year period.  On April 6, 2009, the Company issued 34,639 shares of these awards, which were valued at $1,386, and remitted income tax deposits in the amount of $304 for certain directors.

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

Overview

Aftersoft Group Inc. is a company that operates through two wholly owned subsidiaries based in the US (ASNA & MAM Inc.) and the UK (MAM), which operate independently of one another. We market and develop business management software solutions that manage both the business and supply chain for small and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

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

Our revenue and income is derived primarily from the sale of software, services and support, although in the UK we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the nine months ended March 31, 2009, we generated revenues of $15,877,000 with an operating loss of $61,000.  Of these revenues, 72% were derived from the U.K. market.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 65% and 72% for the three and nine month periods ended March 31, 2009, respectively, as compared to 76% and 76% for the corresponding periods in 2008.  As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate for the period. During the three and nine month periods ended March 31, 2009, the exchange rate for MAM’s operating results was US$1.63843 per GBP1, compared with US$2.01497 per GBP1 for the three and nine month periods ended March 31, 2008.

Assets and liabilities of our MAM subsidiary are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating our MAM subsidiary was US$1.4214 per GBP1 at March 31, 2009 and US$1.9954 per GBP1 at June 30, 2008.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($458,000) and $503,000 for the three months ended March 31, 2009 and 2008, respectively, and ($4,101,000) and $69,000 for the nine months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, we had a backlog of unfilled orders of business management systems of $3,900,000, compared to a backlog of $2,700,000 at March 31, 2008.  We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three months and nine months ended March 31, 2009 compared with the three months and nine months ended March 31, 2008 were as follows:

Revenues. Revenues were $5,027,000 and $15,877,000 for the three and nine months ended March 31, 2009, respectively, compared with revenues of $5,833,000 and $16,833,000 for the three and nine months ended March 31, 2008, respectively.   Our U.S. operation experienced slightly higher revenues for the three and nine month periods ended March 31, 2009 than it did during the same periods in the prior year, and our UK subsidiary experienced an increase in revenue and profits in its local currency however, our UK revenues were negatively impacted by the strength of the US dollar vs. the British Pound, as discussed above.

Cost of Revenues. Total cost of revenues for the three months and nine months ended March 31, 2009, were $2,125,000 and $7,115,000, respectively, compared with $2,721,000 and $7,888,000 for the same periods of March 31, 2008, respectively.  This was consistent with the decrease in revenues during the three and nine month periods ended March 31, 2009.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
	Ended March 31,
	2009	2008	Variance $	Variance %

Research and development	$721,000	$832,000	$(111,000)	(13.3)%
Sales and marketing	550,000	640,000	(90,000)	(14.0)%
General and administrative	1,134,000	2,815,000	(1,681,000)	(59.7)%
Depreciation and amortization	253,000	321,000	(68,000)	(21.2)%
Total Operating Expenses	$2,658,000	$4,608,000	$(1,950,000)	(42.3)%

	For the Nine Months Ended March 31,
	2009	2008	Variance $	Variance %

Research and development	$2,215,000	$2,290,000	$(75,000)	(3.3)%
Sales and marketing	1,710,000	1,829,000	(119,000)	(6.5)%
General and administrative	4,117,000	6,379,000	(2,262,000)	(35.5)%
Depreciation and amortization	781,000	1,003,000	(222,000)	(22.1)%
Total Operating Expenses	$8,823,000	$11,501,000	$(2,678,000)	(23.3)%

Operating expenses decreased by ($1,950,000), or 42.3% for the three months ended March 31, 2009, compared with the three months ended March 31, 2008, and decreased by ($2,678,000) or 23.3% for the nine months ended March 31, 2009, compared with the nine months ended March 31, 2008. This is due to the following:

Research and Development Expenses.  Research and Development expenses decreased by ($111,000) or 13.3% for the three month period ended March 31, 2009, compared to the same period in the prior fiscal year, and decreased by ($75,000) or 3.3% for the nine month period ended March 31, 2009 compared to the same periods in the prior fiscal year.  The decrease for the quarter and the nine month period ended March 31, 2009 is primarily a result of a reduction in the number of personnel working on development projects during such periods.

Sales and Marketing Expenses. Sales and Marketing expenses decreased by ($90,000) or 14.0% during the three months ended March 31, 2009 as compared with the same period in 2008, and decreased by ($119,000) or 6.5% for the nine months ended March 31, 2009 compared with the nine months ended March 31, 2008. This decrease is due to a reduction in sales personnel within the U.S. operation during the three month and nine month periods ended March 31, 2009 when compared with the same periods in the prior fiscal year.

General and Administrative Expenses. General and Administrative expenses decreased by ($1,680,000) or 59.7% for the three months ended March 31, 2009 as compared to the same period in 2008 and decreased ($2,262,000) or 35.5% for the nine months ended March 31, 2009 as compared with the same period in 2008.  The decrease is effectively due to our spin-off from our former parent, ADNW, in November 2008, as a result of which we were not burdened with extra costs associated with ADNW as of the end of our three and nine month periods ended March 31, 2009. This decrease during the quarter ended March 31, 2009 was offset in part by $75,000 of increased financial consulting costs and $31,000 of legal and accounting costs associated with the registration statement on Form S-1 filed with the SEC relating to our registration of the resale of previously issued shares in private transactions.  Similarly, the decrease of expenses during the nine month period ended  was offset in part by $225,000 of increased financial consulting costs and $155,000 of legal, accounting and printing costs associated with the registration statements.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased ($68,000), or 21.2%, and ($222,000), or 22.1%, for the three month and nine month periods ended March 31, 2009, respectively, as compared to the same periods in 2008, which is primarily due to the U.K. operation having fully amortized capital development projects during the 2008 fiscal periods, when compared to the same periods of the current fiscal year.

Interest Expense. Interest expense increased by $53,000 or 14.7% to $413,000 for the three months ended March 31 2009, as compared to the three months ended March 31, 2008, and increased $771,000 or 174.4% to $1,213,000 for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008.  Interest expense was significantly lower during the nine month period ended March 31, 2008, as compared to the nine month period ended March 31, 2009, because the loan was not obtained until the end of the second quarter of fiscal 2008.  For the three months ended March 31, 2009, interest expense included payments of $219,000 in cash, and $194,000 was accounted for in amortization of debt discount and debt issuance costs.  For the nine months ended March 31, 2009, we paid $619,000 in cash, and $594,000 was accounted for in amortization of debt discount and debt issuance costs.

Other Income (Loss). The nine month period ended March 31, 2009 includes a write down of $3,957,000 available-for-sale securities because of an other-than-temporary decline in the market value of the securities.  Other income for the nine month period ended March 31, 2008 includes $76,000 from the net settlement of litigation and $1,312,000 from the sale of non-marketable securities. For the three month periods ended March 31, 2009 and 2008, Other Income included interest income of $8,000 and $21,000, respectively, and Other items, net, of $2,000 and  $12,000, respectively.

Income Taxes. Income taxes increased by $75,000, or 97.4% for the three period ended March 31, 2009 as compared to the same period in 2008, due to a increase in the effective tax rate and increased taxable income for the quarter for our U.K. subsidiaries. Income Taxes were $465,000 and $465,000 for the nine month periods of 2009 and 2008, respectively.

Net Loss. As a result of the above, we recorded a net loss of $315,000 for the three month period ended March 31, 2009, compared with a net loss of $1,897,000 for the three month period ended March 31, 2008, and realized a net loss of $5,664,000 for the nine months ended March 31, 2009, compared with a net loss of $2,052,000 for the nine months ended March 31, 2008.

Discontinued Operations. We had no discontinued operations for the three months ended March 31, 2009 and 2008 and earnings of $14,000 for the nine months ended March 31, 2008.  Loss on the sale of discontinued operations was $26,000 for the nine months ended March 31, 2008.  There were no discontinued operations during the nine months ended March 31, 2009.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we have seen an increase in US revenue and expect the U.S. operations to contribute for the balance of fiscal 2009. As of March 31, 2009, we had cash of $1,147,000.  We also own 4,433,284 ordinary shares of First London, PLC (formerly known as First London Securities, PLC). carried on the balance sheet at $1,238,000.  Currently the stock is thinly traded and if an active market develops for the shares, this investment could be an additional source of working capital.

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

Credit Facility and Revolving Credit Note. Pursuant to the terms of the Loan Agreement, the Credit Facility is available to us through November 30, 2009, unless the maturity date is extended, or we prepay the Term Loan (described below) in full, in each case in accordance with the terms of the Loan Agreement. The Credit Facility provides for borrowing capacity of an amount up to (at any time outstanding) the lesser of the Borrowing Base at the time of each advance under the Credit Facility, or $1,000,000. The borrowing base at any time will be an amount determined in accordance with a borrowing base report we are required to provide to the lender, based upon our Eligible Accounts and Eligible Inventory, as such terms are defined in the Loan Agreement.  The Loan Agreement provides for advances to be limited to (i) 80% of Eligible Accounts plus, in ComVest’s sole discretion, (ii) 40% of Eligible Inventory, minus (iii) such reserves as ComVest may establish from time to time in its discretion.  As of March 31, 2009, the borrowing base was $1,510,000.

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

As of March 31, 2009 and the date hereof, the principal balance due on the Term Note was and is $5,000,000.

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

May 15, 2008 Waiver and Amendment. Subsequent to March 31, 2008, we notified ComVest that we had incurred a loss of $1,897,000 for the three-month period ending March 31, 2008, and as a result, we had a ratio of EBIDA to debt service of (4.41):1.00, therefore violating the EBIDA Ratio Covenant. ComVest agreed to grant us a waiver for this violation. On May 15, 2008, we entered into a Waiver and Amendment (the “May 15, 2008 Waiver and Amendment”) pursuant to which ComVest granted us the waiver, and in consideration therefor, we reduced the exercise price for 1,000,000 of the warrants issued to ComVest in connection with the Loan Agreement from $0.3125 per share to $0.11 per share. As a result of ComVest granting us this waiver, we were not in violation of any loan covenants at March 31, 2008.

September 23, 2008 Waiver and Amendment. Subsequent to June 30, 2008, we advised ComVest that we had incurred a loss of $11,664,000 for the six-month period ending June 30, 2008, and that as a result had again violated the EBIDA Ratio Covenant with an EBIDA to debt service ratio of (2.26):1.00. ComVest agreed to provide us with another waiver. In connection therewith, we entered into a letter agreement amending the Loan Agreement (the “September 23, 2008 Waiver and Amendment”) and modifying the EBITDA Ratio Covenants. Pursuant to the September 23, 2008 Waiver and Amendment, the EBIDA Ratio Covenant was waived for the quarter ending September 30, 2008 and was reduced to 0.62:1.00 from 1.25:1.00 for the quarter ended December 31, 2008. Additionally, the EBIDA Ratio Covenant was reset for future quarters to 0.71:1.00 for the four quarters ended March 31, 2009; 0.50:1.00 for the four quarters ended June 30, 2009; and 1.25:1.00 for the four quarters ended on or after September 30, 2009. Additionally, ComVest agreed to delay the commencement of the loan amortization related to the Term Note for one year, from January 1, 2009 to January 1, 2010. In consideration for these modifications, we reduced the exercise price related to 2,000,000 of the warrants issued to ComVest in connection with the Loan Agreement from $0.39 to $0.11. As a result of these amendments, we were not in violation of any loan covenants at June 30, 2008.  The incremental fair value of the modified warrants is $15,000, which was recorded as an additional debt discount and is being amortized over the remaining life of the term loan pursuant to EITF 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments.”  As a result of these amendments, we were not in violation of any loan covenants at June 30, 2008.

February 10, 2009 Waiver and Amendment. Subsequent to the end of the quarter ended December 31, 2008, we advised ComVest that we had incurred a net loss of $5,349,000 for the six month period ended December 31, 2008, and that as a result, our ratio of EBIDA to debt service was (1.41):1.00 in violation of the amended EBIDA Ratio Covenant. ComVest agreed to extend an additional waiver of this covenant, which was granted on February 10, 2009, under a Waiver and Amendment #2 letter agreement (the “February 10, 2009 Waiver and Amendment”).  In consideration for the waiver, we agreed to increase the interest rate on the $1,000,000 Credit Facility from 9.5% to 11%. As a result of ComVest granting us this waiver, we were not in violation of any loan covenants at December 31, 2008. If we restore compliance with the EBIDA Ratio Covenant as of the close of any quarter ending on or after March 31, 2009, then the annual interest rate will be restored to 9.5%, effective as of the first day of the calendar month next succeeding our demonstrated quarter-end compliance with such covenant.

April 22, 2009 Amendment.  Effective April 22, 2009, we entered into a letter agreement dated April 14, 2009 (the “April 22, 2009 Amendment”) with ComVest pursuant to which we further amended the EBIDA Ratio Covenant.  Pursuant to the April 22, 2009 Amendment, the EBIDA Ratio Covenant requires that the applicable minimum EBIDA Ratio be met as of the end of the quarter for such fiscal quarter. Prior to the April 22, 2009 Amendment, the Covenant required that the applicable minimum EBIDA Ratio be met as of the end of each quarter of any fiscal year for the four (4) consecutive quarters then ended.  The minimum EBIDA Ratios themselves were not modified by the April 22, 2009 Amendment, and remain at 0.71:1.00 for the quarter ended March 31, 2009; 0.50:1.00 for the quarter ended June 30, 2009; and 1.25:1.00 for the quarter ended on or after September 30, 2009.

Pursuant to the terms of the Loan Agreement, as amended, we are currently in compliance with the loan covenants described above, and accordingly, the interest rate on the Credit Facility will be decreased from 11% to 9.5%, effective April 1, 2009.

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

Revenues in the UK are continuing to generate positive cash flow and free cash but the loss in the US operations and corporate expenses resulted in a negative cash flow for the quarter ended March 31, 2009. Our current plans still require us to hire additional sales and marketing staff and to support expanded operations overall.  We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting additional English-speaking auto industry aftermarkets for our Autopart product.  If we continue to experience negative cash flow we will be required to limit our growth plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009.

(b) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s third fiscal quarter of the fiscal year ending June 30, 2009 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 1A. RISK FACTORS

The were no material changes to our Risk Factors from those reported in Item 1A of Part I of our June 30, 2008 Annual Report on From 10-K filed with the Securities and Exchange Commission on September 30, 2008.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities by the Company that were not previously disclosed on a Current Report on Form 8-K filed with the SEC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the third quarter of the Company’s fiscal year ending June 30, 2009.

ITEM 5.  OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	May 15, 2008 Waiver and Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.2	September 23, 2008 Waiver and Amendment (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.3	February 10, 2009 Waiver and Amendment (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.4	April 22, 2009 Amendment (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed April 23, 2009).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERSOFT GROUP, INC.

Date: May 15, 2009	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Date : May 15, 2009	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	May 15, 2008 Waiver and Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.2	September 23, 2008 Waiver and Amendment (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.3	February 10, 2009 Waiver and Amendment (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.4	April 22, 2009 Amendment (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed April 23, 2009).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.