Form 10-K
period 2009-06-30
Aftersoft Group
filed 2009-09-25
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number 000-27083

Aftersoft Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1108035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Second Floor, 9 Lower Bridge Street, Chester, UK CH1 1RS
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 011 44 124 431 1794

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                       Yes ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                       Yes ☐ No ☑

As of December 31, 2008 approximately 79,093,944 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2008, the last business day of the 2nd  fiscal quarter, was approximately $5,806,409 based on the average high and low price of $0.11 for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 83,498,874 shares of its common stock outstanding as of September 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

i

PART I

Item 1.	Business

Unless the context indicates or requires otherwise, (i) the term “Aftersoft” refers to Aftersoft Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Software” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “ASNA” refers to Aftersoft Network N.A., Inc. and its operating subsidiaries;(iv) the term “EXP” refers to EXP Dealer Software Limited and its operating subsidiaries; and (v) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to Aftersoft Group, Inc.

Our Company

Aftersoft Group, Inc. provides software, information and related services to businesses engaged in the automotive aftermarket in the US, UK and Canada. The automotive aftermarket consists of businesses associated with the life cycle of a motor vehicle from when the original manufacturer’s warranty expires to when the vehicle is scrapped. Products sold by businesses engaged in this market include the parts, tires and auto services required to maintain and improve the performance or appeal of a vehicle throughout its useful life. The Company aims to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

The Company’s business management systems, information products and online services permit our customers to manage their critical day-to-day business operations through automated point-of-sale, information (content) products, inventory management, purchasing, general accounting and customer relationship management.

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

CORPORATE BACKGROUND

The Company’s principal executive office is located at Second Floor, 9 Lower Bridge Street, Chester, Cheshire, UK, CH1 1RS and its phone number is 011-44-1244-311-794.

In December 2005, W3 Group, Inc. (“W3”) consummated a reverse acquisition and changed its corporate name to Aftersoft Group, Inc. W3, which was initially incorporated in February 1988 in Colorado, changed its state of incorporation to Delaware in May 2003. On December 21, 2005, an Acquisition Agreement (the “Agreement”) was consummated among W3, a separate Delaware corporation named Aftersoft Group, Inc. (“Oldco”) and Auto Data Network, Inc. (“ADNW”) in which W3 acquired all of the issued and outstanding shares of Oldco in exchange for issuing 32,500,000 shares of Common Stock of W3, par value $0.0001 per share, to ADNW, which was then the sole shareholder of the Company. At the time of the acquisition, W3 had no business operations. Concurrent with the acquisition, W3 changed its name to Aftersoft Group, Inc. and its corporate officers were replaced. The Board of Directors of the Company appointed three additional directors designated by ADNW to serve until the next annual election of directors. As a result of the acquisition, the former W3 shareholders owned 1,601,167, or 4.7% of the 34,101,167 total issued and outstanding shares of Common Stock and ADNW owned 32,500,000 or 95.3% of the Company’s Common Stock. On December 22, 2005, Oldco changed its name to Aftersoft Software, Inc. and is currently inactive.

On August 26, 2006, the Company acquired 100% of the issued and outstanding shares of EXP from ADNW in exchange for issuing 28,000,000 shares of Common Stock to ADNW with a market value of $30,800,000. On February 1, 2007, the Company consummated an agreement to acquire Dealer Software and Services Limited (“DSS”), a subsidiary of EXP, in exchange for issuing 16,750,000 shares of Common Stock to ADNW with a market value of $15,075,000.

During 2007, the Company conducted a strategic assessment of its businesses and determined that neither EXP nor DSS fit within its long-term business model. The Company identified a buyer for the two businesses in First London PLC (formerly, First London Securities PLC) (“First London”). First London is a UK-based holding company for a group of businesses engaged in asset management, investment banking, and merchant banking. First London’s shares are listed for trading on the London Plus market, but trading is currently halted. First London’s areas of specialization include technology, healthcare, and resources, and its merchant banking operations take strategic, principal positions in businesses that fall within its areas of specialization.

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

As consideration for the sale of EXP, including DSS, EU Web Services agreed to issue to the Company, within 28 days of the closing, 1,980,198 Ordinary shares (the UK equivalent of common stock), £0.01 par value, in its parent company, First London. The Ordinary shares received by the Company had an agreed upon fair market value of $3,000,000 at the date of issuance of such shares. The Company recorded the shares received at $2,334,000, which represents the bid price of the restricted securities received, and discounted the carrying value by 11% (or $280,000) as, pursuant to the EXP Agreement, the shares could not be sold by the Company for at least 12 months. Further, the EXP Agreement provided that the Company receive on May 12, 2008 additional consideration in the form of: (i) Ordinary shares in EU Web Services having a fair market value of $2,000,000 as of the date of issuance, provided that EU Web Services is listed and becomes quoted on a recognized trading market within six (6) months from the date of the Agreement; or (ii) if EU Web Services does not become listed within the time period specified, Ordinary shares in First London having a fair market value of $2,000,000 as of May 12, 2008. As EU Web Services did not become listed within the six-month timeframe, the Company received on August 14, 2008 1,874,414 shares in First London, which had a fair market value of $2,000,000 on May 12, 2008.

Aftersoft is a former subsidiary of ADNW, a publicly traded company, the stock of which is currently traded on the pink sheets under the symbol ADNW.PK, although it is not current in its reporting obligations with the US Securities and Exchange Commission (“SEC”). ADNW transferred its software aftermarket services operating businesses to Aftersoft and retained its database technology, Orbit. Orbit is a system for supply and collection of data throughout the automotive industry. To date, Orbit is still in its development phase, and ADNW will require substantial external funding to bring the technology to its first phase of testing and deployment. On November 24, 2008, ADNW distributed a dividend of the 71,250,000 shares of Aftersoft common stock that ADNW owned at such time in order to complete the previously announced spin-off of Aftersoft’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of Aftersoft's common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of Aftersoft’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, Aftersoft is no longer a subsidiary of ADNW.

The Company currently has the following wholly owned direct operating subsidiaries: MAM Software in the UK, and ASNA in the US.

Aftersoft Group, Inc. Organization Chart

MAM Software Ltd.

MAM Software is a provider of software to the automotive aftermarket in the UK. MAM Software specializes in providing reliable and competitive business management solutions to the motor factor (also known as jobber), retailing, and wholesale distribution sectors. It also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry. All MAM Software programs are based on the Microsoft Windows family of operating systems. Each program is fully compatible with the other applications in their range, enabling them to be combined to create a fully integrated package. MAM Software is based in Tankersley, UK.

Aftersoft Network N.A., Inc. (ASNA)

ASNA develops open business management systems, and distribution channel e-commerce systems for the automotive aftermarket supply chain. These systems are used by leading aftermarket outlets, including tier one manufacturers, program groups, warehouse distributors, tire and service chains and independent installers. ASNA products and services enable companies to generate new sales, operate more cost efficiently, accelerate inventory turns and maintain stronger relationships with suppliers and customers. ASNA has three wholly owned subsidiaries operating separate businesses: (i) AFS Warehouse Distribution Management, Inc. and (ii) AFS Tire Management, Inc. which are both based in Dana Point, California, and (iii) MAM Software, Inc., which is based in Allentown, Pennsylvania.

ASNA specifically focuses on selling systems to the service and tire segment of the market, while MAM Software Inc. focuses on the warehouse and jobber segment of the market.

Industry Overview

The Company serves the business needs of customers involved in the supply of parts, maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

The industry is presently experiencing a level of consolidation in the lines that are being sold. The previous distinction of having parts and tires provided by two distinct suppliers is coming to an end, as our customers’ businesses need to offer their clients the widest range of products and services under one roof. As a result, what were previously parts-only stores, jobbers and warehouses, are now taking in tire inventory as well in order to satisfy their clients’ demands, and vice-versa. This in turn is causing owners of these businesses to evaluate their business systems to ensure they can compete over the short, medium and long term. An increase in the “do-it-yourself” market due to “credit crunch” is requiring these systems, but at the same time a need to compete strongly with other parts stores is cutting margins as businesses attempt to attract new and return business. Longer warranties are still deferring the length of time until newer vehicles are entering the aftermarket, except for running spares and service parts, accident damage, and optional add-ons such as security, entertainment, performance and customization.

Continuing market conditions related to the overall downturn in the consumer market is also directly affecting the confidence and ability of businesses to invest in new systems. The industry’s response to this has been to introduce incentive and discount programs, but to date it is uncertain whether this approach will be successful long term.

The Company believes that growth in the automotive aftermarket will continue to be driven by the following factors:

•	gradual growth in the aggregate number of vehicles in use;

•	an increase in the average age of vehicles in operation;

•	fewer new vehicles being purchased due to uncertainty in the economy, especially available credit;

•	the total number of miles driven per vehicle per year; and

•	increased vehicle complexity.

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

3.
Online Services and products that provide online connectivity between manufacturers, warehouse distributors, retailers and automotive service providers. These products enable electronic data interchange throughout the automotive aftermarket supply chain between the different trading partners. They also enable procurement and business services to be projected over the internet to an expanded business audience; and

4.	Customer Support, Consulting and Training that provide phone and online support, implementation and training.

Business Management Systems

Aftersoft’s business management systems meet the needs of warehouse distributors, part stores and automotive service providers as follows:

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

Autopart. This is a UK-developed product that is sold and promoted in the US by MAM Software Inc. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. It also allows the parts stores to connect with automotive service providers through our Openwebs online services product.

Parts Stores

Autopart. This is a UK-developed product that is sold and promoted in the US by MAM Software Inc. In addition to warehouse distributors, this product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. It also allows the parts stores to connect with automotive service providers through our Openwebs online services product.

Automotive Service Providers

VAST. This product is designed for and targeted at large- to medium- sized automotive service and tire chains that seek to manage multiple locations and inventories for a regional area is also suited to managing single location stores that are part of a franchise or a buying group. VAST provides point-of-sale, inventory management, electronic purchasing and customer relationship management capabilities. It also allows the service provider to connect with parts and tires warehouse distributors and parts stores through either ASNA’s online services and products or other industry connectivity solutions.

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

Autopart. This is a UK-developed product that is sold in both the US and UK. In the US it is sold by MAM Software Inc. and in the UK by MAM Software Ltd. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. An Autopart PDA module is also available to allow field sales personnel to record sales activity in real time on handheld devices while on the road. The PDA module also allows the sales representative to maintain their stock and synchronize in real time while traveling, or later, locally, with Autopart directly. It also allows parts stores to connect with automotive service providers through the ASNA online services, OpenWebs.

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

MAM Software Ltd.’s principal information service is AutoCat, which is distributed either via CDs in the form of AutoCat or via the internet as AutoCat+. Both forms of Autocat provide access to a database of over 9 million unique automobile vehicle applications for approximately 500,000 automotive parts product lines in the UK market. Business systems software used by the warehouse distributor, parts store and auto service provider enable the user to access information about parts quickly and accurately. MAM Software Ltd. charges a monthly or annual subscription fee for its information products. Customers are provided updates via periodic CDs in the case of AutoCat or daily via the internet for AutoCat+. In the UK, there are approximately 1,300 end-users who use our information products.

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

MAM Software Ltd.’s UK catalog information product and other information services are delivered by its AutoCat team, based in Wareham, England. The AutoCat product team sources, standardizes and formats data collected in an electronic format from over 130 automotive parts manufacturers. MAM Software Ltd. provides this data to its customers in either compact discs for the AutoCat product or via the internet for the AutoCat+ product.

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

Product Development

The Company’s goal is to add value to its customers’ businesses through products and services designed to create optimal efficiency. To accomplish this goal, the Company’s product development strategy consists of the following three key components:

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

Research and Development

The Company spent approximately $2.9 million in fiscal 2009 on research and development, with approximately $1.2 million spent by ASNA, $0.4 million by MAM Software Inc., and $1.3 million by MAM Software Ltd. In fiscal 2008, the Company spent approximately $3.2 million on research and development, with $1.8 million by ASNA and $1.4 million by MAM Software Ltd.

Patent and Trademark

MAM Software holds a UK trademark for its Autonet product. The trademark is a graphical device that is made up of text saying “Autonet Tailored Internet Solutions for the Automotive Industry”. It was filed for registration December 8, 2001 and registration was granted August 9, 2002 under ADP number 0812875001 and is due for renewal December 8, 2011.

Customers

During its fiscal years ended June 30, 2009 and 2008, no single customer accounted for more than 10% of the Company’s total revenues. The Company’s top ten customers collectively accounted for 18% of total revenues during each of fiscal 2009 and 2008. Some of ASNA’s top customers in North America include Autopart International, AutoZone, Monro Muffler Brake, Fountain Tire and US AutoForce. In the UK market, MAM Software’s top customers include Unipart Automotive, Motoserv, Sutton Autofactors, and Auto Battery Service.

Competition

In the US and Canada, ASNA competes primarily with Activant, Inc. and several smaller software companies, including Autologue, Maddenco, Janco, ASA, Signal Software and WHI, Inc. (formerly known as Wrenchead Inc.) that provide similar products and services to the US automotive aftermarket. Additionally, an ongoing competitive threat to the Company is custom developed in-house systems, information products and online services. For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group both developed their own business management systems and electronic automotive parts catalogs for their stores and members, although the Company currently has a partnership agreement with each of these companies to supply their information products through the Company’s solutions.

In the US and Canada, the Company expects to compete successfully against its competitors using two separate and complimentary strategies. First, the Company will continue to focus on selling and promoting the Company’s complete supply chain solutions that provide businesses with easy integration of the Company’s business management information systems into their existing supply chain structures. Second, the Company will continue its strategy of working with those businesses that already manage their own supply chains and information products (catalogs), such as buying groups like NAPA, helping to improve and compliment their systems with the Company’s products.

ASNA, in the US and Canada, competes with multiple products across different market segments, so its competitors vary by segment.

Within the warehouse distribution segment, the Company will continue to support its legacy system, Direct Step, a product which the Company developed many years ago which enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. Direct Step is not a Microsoft Windows-based technology. The Company’s existing and prospective customers are moving towards modern solutions which integrate easily with Internet-based transactions and interactions, and the Company believes that its AutoPart product provides that solution. The Company has been selling AutoPart successfully in the UK for the past seven years, and feels that the success this product in the UK and the successful installation of this product within the US will enable the Company to promote and benefit quickly from this product.

The tire segment is comprised of three distinct elements: retail, wholesale and commercial. Within the tire segment and the auto service segment, the Company focuses on client and market requirements, which the Company believes will enable it to offer its clients the best solution, regardless of the size of a client’s business. By continually integrating and extending the functionality of its solutions across the entire supply chain, the Company believes that it will be able to offer existing and potential clients products that suit their present and future needs. Management believes that its products will present existing and potential clients the opportunity to move away from their older existing systems, which may restrict their market opportunities, and will permit integration into additional sales channels and reduce the costly maintenance of older systems.

The auto parts segment within the auto service space has many competitors who have developed applications for single location auto service shops. Many of these have been developed by parts distributors like NAPA and AutoZone. While these applications do well in a small single location store, they are not widely distributed in the multi-store location segment of the auto parts business. The Company’s goal is not to pursue single store locations. Rather, it will focus on multi-store locations for which its product VAST is highly suited. The Company believes that this multi-store ability offers strong opportunities to beat the competition in this area and quickly increase the Company’s customer base.

The last area that the Company plans to compete in is the e-commerce space, providing new tools and solutions for this expanding Internet marketplace. The goal of the Company’s OpenWebs product is to connect both parts and tire partners together in a real-time environment so they can perform electronic ordering, gauge inventory levels as well as disseminate information. Within the tire segment, the Company feels that it has a competitive advantage. The Company’s observation has led it to believe that most tire distributors either do not have a business-to-business solution or have developed solutions from independent sources. While the parts segment of this market is largely tied to Activant, Inc at this time, the Company believes that customers are looking for solutions that simply integrate their supply chain, completely and without further restrictions. The Company’s OpenWebs solution will allow its customers to achieve these goals.

In the UK, MAM Software continues to compete primarily with Activant, Inc. and several other smaller software companies including EGO and RAMDATA. The Company feels that it provides a range of solutions that combine proven concepts with cutting-edge technology that are functional, effective and reliable. The Company feels that its focus towards continuing to provide solutions that enable business to find new efficiencies and increase existing efficiencies, as the Company develops its own products, will provide it an advantage over the competition. These efforts, together with strong post sales support and ongoing in depth product and market support, will assist the Company in generating and maintaining its position within the market.

Several large enterprise resource planning and software companies, including Microsoft Corporation, Oracle Corporation and SAP AG, continue to supply Enterprise Resource Planning (“ERP”) and Supply Chain Management (“SCM”) products to medium sized original equipment manufacturers and suppliers within the automotive market, but to date have not focused strongly on the aftermarket. The solutions that they have developed are mainly focused the efficient management of the supply chain and to date do not appear to be looking to supply systems and solutions into the jobber and service segments of the aftermarket. The Company to date has only competed with one of these larger software and service companies, in the UK, which has led to a partnership on a project with MAM Software Ltd taking the lead. However there can be no assurance that those companies will not develop or acquire a competitive product or service in the future.

Employees

The Company has 171 full-time employees: 5 at Aftersoft Group Inc., 38 at ASNA, 8 at MAM Software Inc., and 120 at MAM Software Ltd. Three of the employees in Aftersoft Group Inc. are senior executives, one is an accountant and one is the head of Communications and Marketing. ASNA has 38 employees in the US comprised of 3 in management, 3 in sales and marketing, 11 in research and development, 18 in professional services and support and 3 in general and administration. MAM Software Inc. has 8 employees in the US comprised of 1 in management, 2 in sales and marketing, 3 in research and development, and 2 in professional services and support. MAM Software has 120 employees in the UK comprised of 5 in management, 18 in sales and marketing, 24 in research and development, 67 in professional services and support and 6 in general and administration.

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

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND TO PREDICT OUR FUTURE OPERATING RESULTS.

We were known as W3 Group, Inc. and had no operations in December 2005, at which time we engaged in a reverse acquisition; therefore, we have limited historical operations. Two of our subsidiaries, MAM Software and AFS Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) have operated since 1984 and 1997, respectively, as independent companies under different management until our former parent, ADNW, acquired MAM Software in April 2003 and CarParts Technologies, Inc. in August 2004. Since the reverse merger in December 2005, we have been primarily engaged in organizational activities, including developing a strategic operating plan and developing, marketing and selling our products. In particular, we had integrated a third subsidiary as a result of the acquisition of EXP from ADNW in August 2006, its MMI Automotive subsidiary. In February 2007, we acquired DSS from ADNW, which owned a minority interest of DCS Automotive Limited. On November 12, 2007, we sold EXP and DSS, which was EXP’s wholly owned subsidiary. As a result of our limited operating history, it will be difficult to evaluate our business and predict our future operating results.

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

ADDITIONAL ISSUANCES OF SECURITIES WILL DILUTE YOUR STOCK OWNERSHIP AND COULD AFFECT OUR STOCK PRICE.

As of September 24, 2009, there were 83,498,874 shares of our Common Stock issued and outstanding and no Preferred Stock issued. Our Articles of Incorporation authorize the issuance of an aggregate of 150,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. These shares are intended to provide us with the necessary flexibility to undertake and complete plans to raise funds if and when needed. In addition, we may pursue acquisitions that could include issuing equity, although we have no current arrangements to do so. Any such issuances of securities would have a dilutive effect on current ownership of Aftersoft stock. The market price of our Common Stock could fall in response to the sale or issuance of a large number of shares, or the perception that sales of a large number of shares could occur.

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

THE PRICES WE CHARGE FOR OUR PRODUCTS MAY DECREASE AS A RESULT OF COMPETITION AND OUR REVENUES COULD DECREASE AS A RESULT.

We face potential competition from very large software companies, including Microsoft Corporation, Oracle Corporation and SAP AG which supply Enterprise Resource Planning (“ERP”) and Supply Chain Management (“SCM”) products to our target market of small- to medium-sized businesses servicing the automotive aftermarket. To date we have directly competed with one of these larger software and service companies. There can be no assurance that these companies will not develop or acquire a competitive product or service in the future. Our business would be dramatically affected by price pressure if these larger software companies attempted to gain market share through the use of highly discounted sales and extensive marketing campaigns.

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

WE DEPEND ON PATENT AND PROPRIETARY RIGHTS TO DEVELOP AND PROTECT OUR TECHNOLOGIES AND PRODUCTS, WHICH RIGHTS MAY NOT OFFER US SUFFICIENT PROTECTION.

The software industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend on our ability to obtain and enforce protection for products that we develop under US and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Currently, only one of our products is patented.

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

IT MAY BE DIFFICULT FOR SHAREHOLDERS TO RECOVER AGAINST THOSE OF OUR DIRECTORS AND OFFICERS THAT ARE NOT RESIDENTS OF THE US.

Three of our directors, of whom two are also executive officers, are residents of the UK. In addition, our significant operating subsidiary, MAM Software is located in the UK. Were one or more shareholders to bring an action against us in the US and succeed, either through default or on the merits, and obtain a financial award against an officer or director of the Company, that shareholder may be required to enforce and collect on his or her judgment in the UK, unless the officer or director owned assets which were located in the US. Further, shareholder efforts to bring an action in the UK against its citizens for any alleged breach of a duty in a foreign jurisdiction may be difficult, as prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, is fraught with difficulty and may be effectively, if not financially, unfeasible.

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

SINCE OUR STOCK IS CLASSIFIED AS A “PENNY STOCK,” THE RESTRICTIONS OF THE SEC’S PENNY STOCK REGULATIONS MAY RESULT IN LESS LIQUIDITY FOR OUR STOCK.

The SEC has adopted regulations which define a “Penny Stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transactions involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because the market price for our shares of common stock is less than $5.00, our securities are classified as penny stock. As a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our stock.

WE HAVE INSURANCE COVERAGE FOR THE SERVICES WE OFFER. HOWEVER, A CLAIM FOR DAMAGES MAY BE MADE AGAINST US REGARDLESS OF OUR RESPONSIBILITY FOR THE FAILURE, WHICH COULD EXPOSE US TO LIABILITY.

We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed or of the services offered by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect us from liability for damages. In the event that the terms and conditions of our contracts which limit our liability are not sufficient, we have insurance coverage. This coverage of approximately $5,000,000 in the aggregate in the UK and in the US insures the business for negligent acts, error or omission, failure of the technology services to perform as intended, and breach of warranties or representations. It also insures the services that we supply including, web services, consulting, analysis, design, installation, training, support, system integration, the manufacture, sale, licensing, distribution or marketing of software, the design and development of code, software and programming and the provision of software applications as a service, rental or lease. However, there can be no assurance that our insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

WE WERE NOT IN COMPLIANCE WITH CERTAIN COVENANTS UNDER OUR SENIOR SECURED NOTE. WE HAVE RECEIVED WAIVERS ON THREE OCCASIONS OF THESE EVENTS OF DEFAULT FROM THE HOLDER OF THE NOTE, HOWEVER THERE CAN BE NO ASSURANCE THAT WE WILL NOT VIOLATE ANY ADDITIONAL COVENANTS IN THE FUTURE.

During the fiscal periods ended March 31, 2008, June 30, 2008 and December 31, 2008, we violated certain covenants related to cash flow ratios under our senior secured note with ComVest Capital LLC, dated December 21, 2007. ComVest has provided us a waiver of these events of default on each occasion. As of March 31, 2009 and June 30, 2009, we were in compliance with the amended loan covenants. However, there can be no assurance that we will be able to meet all of the revised financial covenants and other conditions required by our loan agreement in the future. If there are future violations, our lender may not grant additional waivers of future covenant violations and it also could require full repayment of the loan, which would negatively impact our liquidity and our ability to operate.

WE MAY NOT BE ABLE OBTAIN ADDITIONAL FUNDING IF NEEDED.

Our current operations have generated cash flows which we believe to be sufficient to maintain our current operations for the next 12 months. However, if internal revenues prove insufficient to support our growth plans as described herein, we may consider raising additional funds through debt or equity financings. Such financings may not be forthcoming. As has been widely reported, global and domestic financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including the current weak economic conditions.  As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly, even more so for smaller companies like ours. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets and, even if additional financing is available, it may not be available on terms we find favorable.  At this time, there are no anticipated sources of additional funding in place. Failure to secured additional funding when needed could have an adverse effect on our ability to grow.

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

Our corporate offices are located at Second Floor, 9 Lower Bridge Street, Chester, CH1 1RS UK. The main telephone number is 0-11-44-1244-311794. Aftersoft leases approximately 400 square feet at its corporate offices and pays rent of $2,685 per quarter.

ASNA has offices at 34052 La Plaza Drive, Suite 201, Dana Point, California 92629. The main telephone number is 949-488-8860. ASNA has an office at 3435 Winchester Rd, Ste 100, Allentown PA 18104 and the phone number at that office is 610-336-9045, and an office at 125 Fernwood Rd, Ste 202, Wintersville OH 43953, with a phone number of 740-264-6853. The California offices total approximately 3,400 square feet and are leased at an aggregate a monthly cost of $7,672. The Allentown, Pennsylvania office is approximately 7,105 square feet in size and is leased for a monthly cost of $10,214 and the Wintersville, Ohio office is approximately 617 square feet in size and is leased monthly for a cost of $436.

MAM Software has three offices. It has headquarters at Maple Park, Maple Court, Tankersley, S75 3DP, UK. The phone number is 0-11-44-122-635-2900. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, UK. The phone number is 44-160-449-4001. It has second regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, UK. The phone number is 44-192-955-0922. MAM Software leases approximately 11,000 square feet at its company headquarters at a monthly cost of $17,774. It leases approximately 1,223 square feet at its Northampton office at a monthly cost of $1,292 and approximately 717 square feet at its Wareham office at a monthly cost of $969.

Item 3.	Legal Proceedings

As previously reported, the Company was informed of a verdict against CarParts Technologies, Inc. (“CarParts”) in favor of Aidan McKenna, in litigation in the Court of Common Pleas of Allegheny County, Pennsylvania. The judgment was for the principal amount of $3,555,000 and stems from a complaint filed by Mr. McKenna on November 13, 2002 regarding an asset purchase transaction. That judgment also terminated the Company’s counter-claim against Mr. McKenna alleging breach of contract. CarParts is now known as AFS Tire Management, Inc. (“AFS Tire”). AFS Tire is a wholly owned subsidiary of ASNA, which, in turn, is a wholly owned subsidiary of the Company.

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

In September 2006, Mr. McKenna filed another action in the Court of Common Pleas of Allegheny County, Pennsylvania. This new action seeks to enforce Mr. McKenna’s previously described judgment against CarParts against several new entities, including AFS Tire, AFS Warehouse Distribution Management, Inc., AFS Autoservice, Inc., ADNW and the Company. This new action alleges that all of these entities are liable for payment of Mr. McKenna’s judgment against CarParts.

On August 1, 2007, the Company and Mr. McKenna entered into an agreement that settled this outstanding matter. Pursuant to the settlement, the Company paid Mr. McKenna $2,000,000 in cash, issued him an 8% promissory note in the principal amount of $825,000, which is payable over 24 months, and issued Mr. McKenna 1,718,750 shares of the Company’s Common Stock, which represented $825,000 at a value of $0.48 per share (the closing price of the Company’s Common Stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of Common Stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company finalized its agreement with McKenna on September 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The shares were issued in August 2007 (see Notes 7, 9 and 10 to the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). In November 2007, the Company amended the settlement agreement and issued 1,718,750 warrants to purchase Common Stock for $0.48 per share. The warrants were issued to replace the Common Stock included in the settlement agreement. In February 2009, the Company orally advised Mr. McKenna that it would reduce the monthly payment on the note to $18,650 per month from $37,313 per month, but there is no written amendment to the note between the Company and Mr. McKenna.  Since February 2009, the note holder has accepted the reduced monthly payments, and has not notified the Company of any violations of the terms and conditions of the payment agreement. The Company expects to satisfy this obligation from free cash flow.

Additionally, the Company entered into a settlement agreement with Mr. Arthur Blumenthal. Mr. Blumenthal’s lawsuit, “Arthur Blumenthal, et al. v. Auto Data Network, Inc., et al.,” emanated from an agreement Mr. Blumenthal had with AFS Tire, for the purchase of Anderson BDG, which had not been settled. The lawsuit was filed on September 11, 2006 in the Court of Common Pleas of Chester County, West Chester, Pennsylvania, File No. 06-07960. The Company renegotiated the agreement with Mr. Blumenthal, the terms of which required the Company to make a payment of $50,000 cash and the issuance to Mr. Blumenthal and registration of 300,000 shares of the Company’s Common Stock, which were issued in fiscal 2007 and valued at $0.48 per share, (the closing price of the Company’s Common Stock on the date of settlement) or $144,000. The Company subsequently completely settled the lawsuit with Mr. Blumenthal and repaid his notes, plus interest, totaling $957,329 in fiscal 2008.

The Company funded these settlements from part of the proceeds raised during a private placement of units of Common Stock and warrants, which was completed on July 2, 2007, and the sale of its holding in DCS Automotive Holdings Limited.

Homann Tire LTD (“Homann”) filed a complaint against the Company’s subsidiary AFS Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company’s obligations pursuant to a software license agreement that it had entered into with Homann on October 18, 2002. The Company believed that complaint was “without merit” as it had received a signed system acceptance on the software and as per standard contracts, this removes any possibility of a refund, unfortunately, the Company was not in a financial position to pursue this case so it was felt prudent to settle the case. The Company started to implement the system but full installation was never completed and Homann moved to another system 6 months later. During depositions pursuant to this case, the Company successfully negotiated a settlement agreement with Homann on March 29, 2007. Although the maximum sum payable under the original contract was $271,408, the Company was able to negotiate more favorable terms. The terms of the agreement call for a settlement payment to Homann for $150,000 as evidenced by a note payable. The note payable bears interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 was payable in April 2009, and interest on the note payable was due in monthly installments of $833. On April 3, 2009, the payment terms were amended to provide for repayment of the note in six monthly installments of $21,450 each, which includes interest at 10%. The Company expects to be able to make these payments from free cash flow.

The Company is also involved in certain legal proceedings and is subject to certain lawsuits, claims and regulations in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company’s financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 6, 2009, an Annual Meeting of stockholders of the Company was held at The Eaton Suite – Executive Boardroom, The Chester Grosvenor and Spa, Eastgate, Chester, UK CH1 1LT. The following items were approved by the shareholders at the Annual Meeting:

1.
The election of seven (7) members of the Company’s Board of Directors, each to serve until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal;

2.	The ratification of the Board’s selection of KMJ Corbin & Company LLP as the Company’s independent auditors for the fiscal year ending June 30, 2009; and

Following is a summary of the votes cast at the meeting:

	Votes For	Votes Against	Abstain
Election of Ian Warwick	43,655,837	89,707	0
Election of Simon Chadwick	43,535,919	209,625	0
Election of Dwight Mamanteo	43,653,413	92,131	0
Election of Marcus Wohlrab	43,533,495	212,049	0
Election of Frederick Wasserman	43,645,261	100,283	0
Election of Gerry Czarnecki	43,653,413	92,131	0
Election of Austin Lewis IV	43,653,413	92,131	0
Ratification of KMJ Corbin & Company LLP	43,711,953	33,344	247

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol “ASFG.OB.” As of June 30, 2009, there were approximately 772 shareholders of record and 83,462,337 shares of Common Stock issued and outstanding. As of September 24, 2009, there were approximately 750 shareholders of record and 83,498,874 shares of Common Stock issued and outstanding.

On September 24, 2009, the bid and ask prices of our Common Stock were $0.065 and $0.08 per share, respectively, as reported by the Over-the-Counter Bulletin Board. The following table shows the range of high and low bids per share of our Common Stock as reported by the Over-the-Counter Bulletin Board for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2008
	High	Low
1st Quarter ended September 30	$0.47	$0.20
2nd Quarter ended December 31	$0.30	$0.16
3rd Quarter ended March 31	$0.45	$0.23
4th Quarter ended June 30	$0.25	$0.10

	2009
	High	Low
1st Quarter ended September 30	$0.51	$0.10
2nd Quarter ended December 31	$0.34	$0.07
3rd Quarter ended March 31	$0.10	$0.03
4th Quarter ended June 30	$0.11	$0.03

DIVIDENDS

We have never declared or paid dividends on our Common Stock, and our board of directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. Our earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on the Common Stock will be at the discretion of the board of directors and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time.

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information
as of June 30, 2009

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	N/A	12,519,351
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	12,519,351

(1)
Represents the shares authorized for issuance under the Aftersoft Group Inc. 2007 Long-Term Incentive Plan, which was approved by the Company’s shareholders at the Annual Meeting held on June 12, 2008. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 15% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 12,519,351 for fiscal 2010.

(2)	As of July 1, 2009.

Recent Sales of Unregistered Securities

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

As a result of the Company’s ownership of certain ADNW securities, the Company received approximately 13,965,295 shares of its own common stock in connection with the spin-off dividend distribution.  On December 31, 2008, the Company retired 13,722,112 of the shares. The remaining 243,183 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.  The value of these shares of approximately $29,000 was recorded as a distribution.

On May 13, 2008, the Compensation Committee of the Board of Directors of the Company approved restricted stock awards of an aggregate of 2,985,000 shares of its common stock to certain employees, a corporate officer and three outside directors in respect of services previously rendered. The shares vest as follows: 34% of the shares vest immediately on the date of grant. The remaining 66% of the shares will vest in three equal installments on each of the first, second and third anniversaries of the grant date. An aggregate of 994,500 shares were fully vested and issued on the date of grant.   The Company did not receive any consideration for these grants and recorded an expense of $99,450 based on the market price on the date of issuance.  On May 13, 2009, 514,500 additional shares vested and were issued.  The Company did not receive any consideration for the issuance of these shares, and recorded an expense of $18,008 based on the market price on the date of issuance.  During the year ended June 30, 2009, the Company cancelled 396,000 previously- approved restricted stock awards.

During the quarter ended September 30, 2008, the Company approved the issuance of 483,000 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan.  The shares will be issued over a three year period.  On October 6, 2008, the Company issued 47,890 shares of these awards, which were valued at $7,184.  On January 6, 2009, the Company issued 31,955 shares of these awards, which were valued at $2,876.  On April 6, 2009, the Company issued 34,639 shares of these awards, which were valued at $1,386.

On October 6, 2008, the Company issued 35,000 shares of common stock to a director, which were valued at $8,750.

On May 13, 2009, the Company issued 1,615,370 shares of common stock to certain directors and officers in lieu of deferred fees and salaries, which were valued at $56,538.

On June 30, 2009, the Company issued 171,875 shares of common stock to certain directors in lieu of fees, which were valued at  $17,188.

On June 30, 2009, the Company issued 2,000,000 shares of common stock to certain employees in lieu of salaries, which were valued at  $200,000.

These transactions were not registered under the Securities Act in reliance on an exemption from registration set forth therein, in a transaction by the Company not involving any public offering as the shares were granted as compensation for services.

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

Fair Value of Measurements

Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, for its financial asset and liabilities that require fair value reporting.   SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. and expands required disclosures about fair value measurements. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Pursuant to SFAS No. 157, investments in available for sale securities are valued using Level 3 Inputs.

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

Revenue Recognition

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Accordingly, software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectibility is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In accordance with SOP 98-9, we account for delivered elements in accordance with the residual method when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

In those instances where arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies (which represents the majority of our arrangements), we account for the arrangements using contract accounting, as follows:

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

We record amounts billed to customers in excess of recognizable revenue as customer advances and deferred revenue in the accompanying consolidated balance sheets.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the terms of the related service agreements.

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes.

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

Our revenue and income is derived primarily from the sale of software, services and support, although in the UK we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the fiscal year ended June 30, 2009, we generated revenues of $21,119,000 and incurred  operating loss of $181,000; 71% of our revenues come from the UK market during our 2009 fiscal year.

Our corporate headquarters is located in Chester, UK with additional offices for the US operating subsidiary in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio, and, for the UK operating subsidiary, in Tankersley, Northampton and Wareham in the UK.

The software that we sell is mainly based on a Microsoft Windows-based technology although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we sell in the US each relate to a specific component of the automotive aftermarket supply chain, including warehouse distribution, the jobber, the installer and ecommerce. We sell our Direct Step product into the warehouse segment, which enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. We sell our Autopart product into the jobber segment, which manages a jobber’s entire business (i.e., financial, stock control and order management) but more important, enables the jobber quickly to identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. We sell our VAST product into the installer, segment, which repairs and maintains automobiles in addition to tire service. The installer needs systems that enable it to efficiently and simply manage its businesses, whether as a single entity or national multi-site franchise. The fourth and final segment is ecommerce. This technology allows these three separate business solutions to connect to each other and/or other 3rd party systems to allow, among other processes, ordering, invoicing and stock checking to take place in real-time both up and down the supply chain. The UK market differs from that of the US in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the UK. We continue to sell the Autopart product to the jobber market, but sell Autowork and Autocat+ to the installer market.

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

The second area of focus is the sales and marketing strategy within the U.S. market. To date, although increased resources have been made available for sales and marketing, they have not brought the levels of return that management had expected. Management has reviewed the U.S. business’ sales processes and marketing efforts and made what it feels are significant improvements that will be successful over the next twelve months. However, management still recognizes that if it is unable to recruit, train and deploy suitably capable personnel within the market, the business’ products will be undervalued and its market potential will not be reached.

The third area of focus relates to the continued sales and market initiatives tied to the Autopart product within the U.S. market. A senior member of the U.K. management team has been appointed to join the U.S. business to head the efforts relating to this product along with a complementary DirectStep product. To date this move has proved successful, as we have increased levels of service and knowledge of our U.S. staff members, and management believes that this will continue to lead to significant revenue increases within the next twelve months .While management believes that this is the correct route to follow, it is aware that this effort and the move of personnel may affect the U.K. business following the transfer of a key member of former U.K. management.

The fourth area is other English-speaking markets in auto industry aftermarkets as opposed to focusing on additional vertical markets that share common characteristics to that of the automotive market.  Management intends to carefully monitor this expansion as a result of the current state of the global economy.

Former Subsidiaries

On November 12, 2007, we divested all of our shares in EXP. Pursuant to the terms of a Share Sale EXP Agreement (the “EXP Agreement”), EU Web Services Limited (“EU Web Services”) agreed to acquire, and we agreed to sell, the entire issued share capital of EXP we then owned.

As consideration for the sale of EXP, EU Web Services agreed to issue to us, within 28 days of the closing, ordinary shares, 0.01 GBP par value, in its parent company, having a fair market value of $3,000,000 at the date of issuance of such shares. We recorded the shares received at $2,334,000, which represents the bid price of the restricted securities received, and discounted the carrying value by 11% (or $280,000) as the shares could not be liquidated for at least 12 months. Further, the EXP Agreement provided that we receive additional consideration in the form of: (i) Ordinary shares in EU Web Services having a fair market value of $2,000,000 as of the date of issuance, provided that EU Web Services is listed and becomes quoted on a recognized trading market within six (6) months from the date of the EXP Agreement; or (ii) if EU Web Services does not become listed within the time period specified, Ordinary shares in EU Web Services’ parent company having a fair market value of $2,000,000 as of the date of issuance.

On June 17, 2007, DSS sold all of the shares of Consolidated Software Capital Limited (“CSC”), its wholly owned subsidiary, for a note receivable of $865,000. On November 12, 2007, as part of the sale of EXP, the $865,000 note receivable was exchanged for EU Web Services’ parent company common stock having a fair value of $682,000. The transaction resulted in a loss to us of $183,000.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 71% and 76% for the year ended June 30, 2009 and June 30, 2008, respectively.   As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate for the year ended June 30, 2009.  The exchange rate for MAM’s operating results was US$1.6159 per GBP1, compared with US$2.0044 per GBP1 for the year ended June 30, 2008.

Assets and liabilities of our MAM subsidiary are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating our MAM subsidiary was US$1.6520 per GBP1 at June 30, 2009 and US$1.9954 per GBP1 at June 30, 2008.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($482,000) and $1,617,000 as of June 30, 2009 and 2008, respectively.

Backlog

As of June 30, 2009, we had a backlog of unfilled orders of business management systems of $3,424,000, compared to a backlog  of $4,443,000 at June 30, 2008.  We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Results of Operations for the Twelve Months Ended June 30, 2009 Compared to the Twelve Months Ended June 30, 2008

Our results of continuing operations for the fiscal year ended June 30, 2009 compared with the year ended June 30, 2008 were as follows:

Revenues. Revenues decreased $1,344,000 or 6% to $21,119,000 for the year ended June 30, 2009, compared with $22,463,000 for the year ended June 30, 2008.  Revenue was negatively impacted by the strength of the U.S. dollar during 2009 (see above).  Revenue increased 728,000GBP from organic sales growth in data services and support in our UK operations from 8,590,000GBP during the year ended June 30, 2008 to 9,318,000GBP during the year ended June 30, 2009.

The stronger US dollar resulted in dollar denominated revenue of $15,048,000 during 2009 as compared to $17,132,000 during 2008, which is a decrease of $2,084,000.  US revenue increased $740,000 to $6,071,000 in 2009 from $5,331,000 in 2008 because of increased sales of software.  We believe that the increase in revenues, coupled with extensive cost-reduction initiatives, will enable us to sustain ongoing operations through the course of the next twelve months.

Cost of Revenues. Total cost of revenues decreased $933,000 or 9% to $9,496,000 for the year ended June 30, 2009, compared with $10,429,000 for the same period of June 30, 2008. Cost of revenues as a percentage of revenues decreased slightly from 46% for the year ended June 30, 2008 to 45% for the year ended June 30, 2009. The reduction in cost of revenues was the result of a stronger US dollar in 2009.  MAM Software Ltd.’s expenses were 158,000GBP higher for 2009, or increased to 4,114,000GBP from 3,956,000GBP for 2008, but the stronger dollar produced a decrease in reported expenses of $1,280,000.  US expenses increased $347,000 to $2,847,000 from $2,500,000 in 2008, which was in line with the increased US revenues. As a result of ongoing cost-cutting initiatives, we have been able to minimize any increase in the cost of sales after a thorough review of operations throughout the Company, but focused primarily on the US operations, which revealed discretionary items that were capable of being reduced or eliminated without sacrificing revenue. Included in such items were the elimination or reduction of cost and expenses such as travel for sales personnel that was not directly related to new business development or closing a sale; reduction of non-performing sales staff from the US payroll; and outsourcing of software development work where feasible.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Twelve Months Ended June 30,
	2009	2008	$ Variance	% Variance
Research and development	$2,860,000	$3,176,000	$(316,000)	(10.0)%
Sales and marketing	2,211,000	2,467,000	(256,000)	(10.4)%
General and administrative	5,651,000	8,438,000	(2,787,000)	(33.0	) %
Depreciation and amortization	1,082,000	1,287,000	(205,000)	(15.9)%
Impairment of Goodwill	850,000	8,170,000	(7,320,000)	(89.6)%
Total Operating Expenses	$12,654,000	$23,538,000	$(10,884,000)	(46.2)%

Operating expenses decreased by $10,884,000 or 46.2% for the twelve months ended June 30, 2009 compared with the year ended June 30, 2008. This is due to the following:

Research and Development Expenses. Research and Development expenses decreased by $316,000 or 10.0% for the year ended June 30, 2009, when compared with the previous fiscal year. This decrease was due to reductions in expenses and staff aggregating $295,000 in the US business. The UK business experienced an increase in expenditures of 148,000GBP to 820,000GBP in line with the increased revenue, however with the stronger US dollar the conversion resulted in $21,000 decrease in expenditures.

Sales and Marketing Expenses. Sales and Marketing expenses decreased by $256,000 or 10.4% for the year ended June 30, 2009 compared with the year ended June 30, 2008. The US business experienced a net decrease in expenses of $78,000 from a reduction in sales personnel which more than offset additional costs associated with increased attendance at industry shows compared to the previous year. The UK operation experienced an increase in local currency expenses, but the stronger dollar resulted in a lower reported expenses of $178,000.

General and Administrative Expenses. General and Administrative expenses decreased by $2,787,000 or 33.0% to $5,651,000 for the year ended June 30, 2009 as compared to $8,438,000 for  the same period in 2008.  The decreased expenses were the result of the absence of one time expenditures incurred in 2008 including an  $800,000  write down of receivables from our former parent company, ADNW,  $300,000 of ADNW liabilities, $544,000 of costs incurred within the US and UK operating companies, $150,000 for financial consulting, and $166,000 of liabilities payable upon completion of the ComVest financing.

For the year ended June 30, 2009, legal expenses were $243,000 lower than those in 2008, because prior legal matters were resolved and the registration statements filed in prior years were declared effective by the SEC without significant expenditures necessary in 2009.  Additionally, we terminated our public relations firm in 2009, and as a result, such expenses were reduced by $120,000.

In an effort to conserve cash, we have and continue to reduce costs within our US operations and have implemented reporting systems and controls to better manage the US business. Should our cost-cutting efforts not be successful or in the event that our revenue decreases in the future, we may need to seek additional debt or equity financing. Any inability to obtain additional financing, if required, or an inability to obtain additional financing on favorable terms, would have a material adverse effect on our ability to implement our business plan.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $205,000 for the year ended June 30, 2009 as compared with the same period in 2008.   This decrease is almost entirely due to the UK operation having fully amortized capital development projects when compared to the  previous fiscal year.  The reduction was partially offset by increased depreciation and amortization expense in the US of $74,000.  The current year incurred a full twelve months of lease hold improvement amortization, as compared to only five months during the prior year.

Goodwill Impairment. Following operating losses at ASNA during fiscal periods 2009 and 2008 and after an analysis of goodwill at ASNA, management recognized an impairment of $850,000 in 2009 and $8,170,000 in 2008 that is not expected to recur as the Company executes on its growth plans.

Interest Expense. Interest expense increased by $728,000 to $1,602,000 for the year ended June 30, 2009. This increase in interest expense is related to our interest associated with our loan from ComVest Capital LLC, which was outstanding for the full year in 2009 and for only six months during 2008.   We accrued interest under the ComVest loan of $675,000. The remaining ComVest interest of $699,000 was accounted for in amortization of debt discount and debt issuance costs, which are included in interest expense.

Other Income (Expenses). Other income for the year ended June 30, 2009 included a write down of $4,732,000 in Available–for –Sale  Securities, which did not occur in 2008,  a $98,000 gain from the write-off of old liabilities net of the write-off of obsolete assets as compared to $57,000 in 2008.   The year ended June 30, 2008 also benefitted from the reduction in litigation settlements of $76,000 and the one-time gain on sale of non-marketable securities of $1,312,000 which did not occur in  the twelve months ended June 30, 2009.

Income Taxes. Income taxes decreased $487,000 to $386,000 for the year  ended June 30, 2009 as compared to $873,000 for the year ended June 30, 2008. This decrease was due to a reduction in the effective tax rate.

Loss From Continuing Operations. As a result of the above, we realized a net loss of $7,623,000 for the year ended June 30, 2009, compared with a net loss of $11,806,000 for the for the year  ended June 30, 2008.

Discontinued Operations. There was no income from discontinued operations for the year ended June 30, 2009.  Income from discontinued operations was $13,000 for the year ended June 30, 2008 and the loss on the sale of discontinued operations was $26,000 for the year ended June 30, 2008.

Net Income (Loss). We realized a net loss of $7,623,000 for the year ended June 30, 2009 compared with a net loss of $11,819,000 for the year ended June 30, 2008.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2010.

During the year ended June 30, 2009, we borrowed $500,000 under the ComVest Capital Revolving Credit Facility and received $842,000 from the sale of ADNW Common Shares.  A portion of the current cash flow was used for payments on long term debt. We have requested a one year extension of the Revolving Credit Facility as permitted by the loan documents.  We are required to repay the ComVest Capital Term Loan beginning in January 2010 at $208,000 per month.

If internal revenues prove insufficient to support our growth plans, we may consider raising additional funds through debt or equity financing. There can be no assurance that such funding will be available on acceptable terms, in a timely fashion or even available at all. Should new funds be delayed, we plan to reduce our current expenses to a sustainable level and to tailor our development programs accordingly.

We believe that our liquidity will improve throughout our fiscal year ending June 30, 2010. We believe that this improvement will be a result of our ongoing cost-cutting initiatives in the US coupled with a continued improved sales picture in our US operation. Notwithstanding the improved outlook as a result of our internal initiatives, we remain guarded in our optimism given the weakness in the US economy, which, should it affect buying decisions of our target market, will impact our liquidity through reduced sales in the US.

During the year ended June 30, 2009, we had material commitments for capital expenditures of $489,000. The purposes of these capital expenditures were for the purchase of property and equipment for $213,000 and the development of software products of $276,000. During the course of the next twelve months, we expect that our capital needs will remain constant. We do not anticipate any off balance sheet financing arrangements and expect to maintain our current ratio of debt to equity.

We completed an equity offering and realized net proceeds of $2,036,000 in the first quarter of 2008, and completed a convertible debt offering that realized net proceeds of $4,359,000 in the second quarter of 2008. We also sold non-marketable securities for $2,000,000 and realized a profit of $1,312,000. These funds were used to settle and pay down litigation of approximately $3,000,000. The funds were also used to reduce accounts payable and settle liabilities of ADNW.

We sold EXP during the second quarter of 2008 and received a note and 4,433,284 ordinary shares of First London, PLC (formerly, First London Securities PLC) valued at approximately $4,100,000.   First London is listed on the London Plus Stock Exchange, but the stock has not developed a liquid trading market and trading has been halted.  As of June 30, 2009, we have written down the investment to $0.   If the shares resume trading and if an active market develops for the shares, this investment could be an additional source of working capital.

We believe that we have addressed all liabilities of ADNW that we are required to assume and see no prospects that we will need to be responsible for any further liabilities of ADNW. We believe that the combination of streamlined operations in the US coupled with no further responsibility for liabilities of ADNW will enable us to generate cash flow from operations for the next twelve months.

ComVest Capital LLC Loan Agreement

On December 21, 2007, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital LLC (“ComVest”), as lender, pursuant to which ComVest agreed to extend to us a $1,000,000 secured revolving Credit Facility and a $5,000,000 Term Loan.

Credit Facility and Revolving Credit Note. Pursuant to the terms of the Loan Agreement, the Credit Facility is available to us through November 30, 2009, unless the maturity date is extended, or we prepay the Term Loan (described below) in full, in each case in accordance with the terms of the Loan Agreement. The Credit Facility provides for borrowing capacity of an amount up to (at any time outstanding) the lesser of the Borrowing Base at the time of each advance under the Credit Facility, or $1,000,000. The borrowing base at any time will be an amount determined in accordance with a borrowing base report we are required to provide to the lender, based upon our Eligible Accounts and Eligible Inventory, as such terms are defined in the Loan Agreement.  The Loan Agreement provides for advances to be limited to (i) 80% of Eligible Accounts plus, in ComVest’s sole discretion, (ii) 40% of Eligible Inventory, minus (iii) such reserves as ComVest may establish from time to time in its discretion.  As of June 30, 2009, the borrowing base was $1,385,000.

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

During our fourth fiscal quarter of 2008, we drew down $500,000 of the Credit Facility, and drew down the remaining $500,000 during the first and second fiscal quarter of 2009.  As a result, as of June 30, 2009, the outstanding principal due on the credit facility was $1,000,000, and as of June 30, 2009, the entire credit facility had been drawn down.  As of June 30, 2009, we have not yet repaid any principal.  As described above, this loan currently bears interest at a rate of 9.5%.  During fiscal 2008, we paid $2,045 in interest payments, and during fiscal 2009, we paid $117,281 including fees of $27,000.

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

Initially, the Term Note was payable in 23 equal monthly installments of $208,333.33 each, payable on first day of each calendar month commencing January 1, 2009, through November 1, 2010, with the balance due on November 30, 2010.  The payment schedule was subsequently modified, and was delayed for one year so that payments will commence on January 1, 2010, pursuant to an amendment of the Loan Agreement during the quarter ended June 30, 2008 (see below).

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

As of June 30, 2009 and the date hereof, the principal balance due on the Term Note was and is $5,000,000.

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

Pursuant to the terms of the Loan Agreement, as amended, we are currently in compliance with the loan covenants described above, and accordingly, the interest rate on the Credit Facility decreased from 11% to 9.5%, effective April 1, 2009.

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

Off Balance Sheet Arrangements

The Company’s only off balance sheet arrangements are its operating leases. The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through October 2028. Terms of the leases provide for monthly payments ranging from $500 to $15,300. For the years ended June 30, 2009 and 2008, the Company incurred rent expense totaling approximately $586,000 and $573,000, respectively.

Future annual minimum payments under non-cancelable operating leases are as follows:

Years Ending June 30,
2010	$749,000
2011	684,000
2012	403,000
2013	367,000
2014	371,000
Thereafter	3,317,000
$5,891,000

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

We believe that there are many opportunities in other parts of the world where we could sell our technologies and services. We are considering expanding into markets such as South Africa, Australia and India as well as Spanish speaking nations in central and south America and may wish to establish operations in partnership with regional businesses to assist us in both the sales and administrative aspects of building a global business.

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

Development Cost

Our plan of operation in the next twelve months continues a strategy for growth within our existing subsidiaries with an on-going focus on growing our US operation. We estimate that the operational and strategic development plans we have identified will require approximately $11,600,000 of funding. We expect to spend approximately $3,300,000 on research and development, $5,500,000 in general and administrative expenses and $2,800,000 on sales and marketing in our growth plan. In addition to using these funds to grow our core business in the US, we also plan to utilize a portion of these development costs to adapt our existing products to serve the wholesale distributor market place in other industries.

We plan to finance the required $11,600,000 with a combination of cash flow from operations as well as cash raised through equity and debt financings.

Summary

We expect to see continued growth from both the US and UK operations during the remainder of fiscal 2010, with strong growth in revenues and operating income from the US operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by the US operation which are currently being released to customers, and the reintroduction of our Autopart line of products in the US market.

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

Revenues in the UK are continuing to generate positive cash flow and free cash but the loss in the US operations and corporate expenses resulted in a negative cash flow for the year ended June 30, 2009.

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

(b)	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

(c)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth fiscal quarter of the fiscal year ending June 30, 2009 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

In lieu of filing a Form 8-K under Item 5.02 "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers," we are providing the following disclosure in this Item 9B of the Form 10-K, as the Form 10-K is being filed within the four business day reporting requirement for the event.

On September 23, 2009, our Board of Directors approved a split of our Chairman of the Board position from our Chief Executive Officer position.  Ian Warwick, who was serving in both positions, resigned from the Chairman position, and Gerald Czarnecki, our Lead Director, was appointed as Chairman of the Board.  Mr. Warwick will continue to serve as our Chief Executive Officer and will remain on the Board as a director.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position
Ian Warwick	49	Chief Executive Officer of the Company and Director

Charles F. Trapp	60	Chief Financial Officer of the Company
Simon Chadwick	40	Chief Operating Officer and Director
Dwight B. Mamanteo	40	Director
Marcus Wohlrab	46	Director
Frederick Wasserman	55	Director
Gerald M. Czarnecki	69	Chairman of the Board of Directors
W. Austin Lewis IV	33	Director

Ian Warwick has served as Chief Executive Officer since December 2005. He served as Chairman of our Board of Directors from December 2005 to September 23, 2009. He served as CEO, President and Chairman of Auto Data Network, Inc. (“ADNW”), Aftersoft’s former parent, from October 2005 until immediately following the spin-off of Aftersoft from ADNW on November 24, 2008. From September 2004 until December 2005 he served as CEO of Broaden Software, Inc., a software company aggregator. From January 2004 to July 2004, he served as CEO of Bioaccelerate Holdings, Inc. where he established the structure of the business to enable it raise capital and acquire pharmaceutical products and licenses. From March 2001 to September 2003 he established and listed on the OTCBB, Corpsan, Inc. a supply chain and enterprise resource planning company for the design and print industry.

Charles F. Trapp was appointed Vice President of Finance and Chief Financial Officer on November 30, 2007, following the resignation of Aftersoft’s former CFO, Michael O’Driscoll. Mr. Trapp was the co-founder and President of Somerset Kensington Capital Co., a Bridgewater, New Jersey-based investment firm that provided capital and expertise to help public companies restructure and reorganize from 1997 until November 2007. Earlier in his career, he served as CFO and/or a board member for a number of public companies, including AW Computer Systems, Vertex Electronics Corp., Worldwide Computer Services and Keystone Cement Co. His responsibilities have included accounting and financial controls, federal regulatory filings, investor relations, mergers and acquisitions, loan and labor negotiations, and litigation management. Mr. Trapp is a Certified Public Accountant and received his Bachelor of Science degree in Accounting from St. Peter’s College in Jersey City, New Jersey.

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

Dwight B. Mamanteo became a Director of the Company on March 1, 2007. Mr. Mamanteo serves as the Chairman of the Company’s Compensation Committee and as a member of the Company’s Audit Committee and a member of the Company’s Governance and Nomination Committee. From November 2004 to the present, he has served as an investment analyst and portfolio manager at Wynnefield Capital Inc., a private investment firm headquartered in New York City. From September 1999 to June 2004, he served as manager of Global Alliances Technical Services for BEA Systems in the US and France. He has also provided technical consulting services to Delta Technologies, VISA International, Liberty Mutual, Ameritec Communications and Ericcson Communications. Mr. Mamanteo also serves on the Board of Directors of PetWatch Animal Hospitals, Inc. and was appointed its Chairman of the Board in February 2009, and since April 2009 has served on the Board of Directors, and a member of the Compensation and Governance Committees of Easylink Services International Corporation (NASDAQ: ESIC), a provider of e-commerce solutions connecting businesses with their trading communities. He also served on the Board of Directors of Sevis Sherpa Corporation, where he chaired the Compensation Committee. Mr. Mamanteo received his MBA from the Columbia University Graduate School of Business and his Bachelor of Electrical Engineering from Concordia University (Montreal).

Marcus Wohlrab became a Director of the Company on March 1, 2007. Mr. Wohlrab is the Chairman of the Governance and Nomination Committee and is a member of the Compensation Committee. In April 2001, Mr. Wohlrab founded Easting Capital Limited, a company that serves as a placing agent for credit and interest rate securities as well as negotiating public finance deals for large infrastructure projects as well as private companies. Easting Capital has recently been re launched beginning 2008 with new shareholders and is now known as Clearmond AG registered in Switzerland. From October 2000 to April 2001, Mr. Wohlrab was Executive Vice President Market Development for Easdaq, the pan-European Stock Market for growth companies (later acquired by NASDAQ). From January 1998 to September 2000, he served as Director Europe and Middle East for NASDAQ International. He also founded, built and helped finance WinWatch/WinVista, a software programming entity focused on Internet and Windows security products. He was also Director of Corporate Finance for Modatech Systems, Assistant Director for the Union Bank of Switzerland, Vice President of Sales and Marketing for Paine Webber International, and Vice President for Wood Gundy/CIBC/Oppenheimer. Mr. Wohlrab received a Bachelor of Science degree in Mathematics and Geology from Devon University and is fluent in Italian, French, German and English.

Frederick Wasserman became a Director of the Company on July 17, 2007. Mr. Wasserman is the Chairman of the Audit Committee and is a member of the Governance and Nomination Committee. Mr. Wasserman is President of FGW Partners, LLC, a financial management consulting firm he started, effective as of May 1, 2008. From August 2005 to December 2006, he served as Chief Operating and Chief Financial Officer of Mitchell & Ness Nostalgia Company, a manufacturer of licensed sportswear. From January 2001 to February 2005, he served as President and Chief Financial Officer of Goebel of North America, a subsidiary of the manufacturer of M.I. Hummel products, W. Goebel Porzellanfabrik Company. From December 1995 to January 2001 he served as Vice-President of Finance and Chief Financial Officer of Papel Giftware, serving as the company’s interim president from May 2000 to January 2001. He also brings 13 years of public accounting experience, most notably work with each of Coopers & Lybrand and Eisner & Company. He received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School, and has been a Certified Public Accountant. Mr. Wasserman also serves as a Director for the following companies: Acme Communications, Inc. (chairman- Nominating Committee, member- Audit Committee), Breeze-Eastern Corporation (Chairman- Audit Committee), Allied Defense Group (Member-Audit Committee, Ethics and Governance Committee), TeamStaff, Inc.(Chairman- Audit Committee), Crown Crafts, Inc. and Gilman + Ciocia, Inc. (Chairman- Compensation Committee, Member- Audit Committee).

Gerald M. Czarnecki became a Director of the Company on August 13, 2008 and became Chairman of our Board of Directors on September 23, 2009. Mr. Czarnecki serves as the Company’s lead director and is an ex officio member of each of the Audit Committee, Compensation Committee and Governance and Nomination Committee. Mr. Czarnecki is the Chairman and CEO of The Deltennium Group, Inc., a privately held consulting and direct investment firm, since its founding in 1995. Since August 2007, Mr. Czarnecki has served as President and CEO of 02Media, Inc., a private organization providing direct response marketing campaign management and infomercial production, educational and branded entertainment TV programming and Internet marketing campaign management. From April 1, 2007 to January 15, 2008, Mr. Czarnecki served as interim President & CEO of Junior Achievement Worldwide, Inc., where he also serves on the board of directors, and as member of the Executive Committee, and Chairman of its Human Resources, Compensation and Pension Committees. Mr. Czarnecki is a member of the Board of Directors of State Farm Insurance Company and is Chairman of the Audit Committee; a member of the Board of Directors of Del Global Technology, Inc. since June 2003, and Chairman of the Audit Committee; and a member of the Board of Directors of State Farm Bank and State Farm Fire & Casualty. He is also a member of the advisory board for Private Capital, Inc. and serves as Chairman of the Board of Trustees of National University. In addition he is Chairman of the Board of National Leadership Institute, a nonprofit organization dedication to facilitating quality leadership and governance in nonprofit organizations; Chairman of the National Association of Corporate Directors - Florida Chapter, and faculty member; and member of the Board of Directors of Junior Achievement of South Florida, Inc. Mr. Czarnecki holds a B.S. in Economics from Temple University, and M.A. in Economics from Michigan State University, a Doctor of Humane Letters from National University and is a Certified Public Accountant.

W. Austin Lewis IV was appointed to the Board on January 27, 2009. Mr. Lewis serves as a member of the Audit Committee and the Compensation Committee. He currently serves as the Chief Executive Officer of Lewis Asset Management Corp., an investment management company headquartered in New York City which he founded in 2004. From 2003 to 2004, Mr. Lewis was employed at Puglisi & Company, a New York based broker-dealer registered with FINRA, where he served as a registered representative and managed individual client accounts, conducted due diligence for investment banking activities and managed his own personal account. In 2002, Mr. Lewis co-founded Thompson Davis, & Company, Inc., a registered broker-dealer headquartered in Richmond, Virginia. From 1998 to 2002, Mr. Lewis was employed by Branch Cabell and Company, Inc. in Richmond, Virginia (“Branch Cabell”) where he was a registered representative. Following the November 2000 acquisition of Branch Cabell by Tucker Anthony Incorporated (“Tucker Anthony”), Mr. Lewis served as a Vice-President for Tucker Anthony and subsequently RBC Dain Rauscher, Inc. which acquired Tucker Anthony in August of 2001. Mr. Lewis received his Bachelor of Science degree in Finance and Financial Economics from James Madison University in 1998.

Board of Directors

The Board oversees our business affairs and monitors the performance of our management. In accordance with our corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials sent to them and by participating in Board and committee meetings. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal, or for other reason is unable to serve in the capacity of director.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the rules of the NASDAQ Stock Market (“NASDAQ”) , even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that Dwight B. Mamanteo, Marcus Wohlrab, Frederick Wasserman, Gerald Czarnecki and Austin Lewis are “independent” within the meaning of such rules. Ian Warwick and Simon Chadwick are not “independent” under these rules, due to their respective positions as our Chief Executive Officer and Chief Operating Officer.

Board Meetings and Attendance

During fiscal 2009, the Board held 4 physical and telephonic meetings. No incumbent director attended, either in person or via telephone, fewer than 75% of the aggregate of all meetings of the Board and committees, if any, on which each director served. The Board also approved certain actions by unanimous written consent.

Annual Meeting Attendance

Two of the Company’s then five directors attended our 2009 Annual Meeting of Stockholders, which was held in Chester, England.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Board Committees

Our Board of Directors has three standing committees of the Board: a Compensation Committee, an Audit Committee and Governance and Nomination Committee. The members of these committees are:

Compensation Committee	Audit Committee	Governance and Nomination Committee
Dwight B. Mamanteo - Chair	Frederick Wasserman** - Chair	Marcus Wohlrab – Chair

Marcus Wohlrab	Dwight B. Mamanteo	Dwight B. Mamanteo

W. Austin Lewis IV	W. Austin Lewis IV	Frederick Wasserman

Gerald M. Czarnecki -ex officio member	Gerald M. Czarnecki -ex officio member	Gerald M. Czarnecki -ex officio member

**The Board of Directors has determined that Frederick Wasserman is an “audit committee financial expert” as defined in Regulation S-K.

Family Relationships

There are no familial relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

In addition, the Company is not engaged in, nor is it aware of any pending or threatened, litigation in which any of its directors, executive officers, affiliates or owner of more than 5% of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended June 30, 2009, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, except for: (i) a late Form 3 by each of Mr. Czarnecki, Mr. Lewis and the Wynnefield entities (10% owner); (ii) two Form 4 filings by Mr. Warwick reflecting two transactions; (iii) one Form 4 filing by Mr. Lewis reflecting one transaction; and (iv) one Form 4 filing by Mr. Wasserman reflecting one transaction.

Code of Ethics

The Company has adopted a code of ethics that applies to our CEO and CFO, principal accounting officer, controller, and persons performing similar functions, a copy of which is filed as Exhibit 14 to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2007.

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

(1)            Compensation should be related to performance

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

(2)           Our employees should think like stockholders

The second critical principle of our compensation programs should be to foster an environment where our employees should act in the interests of the Company’s stockholders. We believe that the best way to encourage them to do that is through an equity interest in their company. Equity interest in a company can be achieved in several respects: the establishment of equity incentive plans that provide for the granting of equity-based awards, such as stock options and/or restricted stock or performance share units to employees. This requires the establishment of an omnibus long-term stock-based incentive plan, which LTIP was approved and adopted by our Board and shareholders. While this plan also provides for traditional stock options, we believe that options should not form the dominant focus of a proper incentive plan and that performance share units or performance vesting restricted stock grants represent a preferred form of equity incentive. The philosophy behind such a structure is that as employees earn more stock (as opposed to options) they will think more like stockholders. Put another way, when all employees become owners, they think and behave like owners.

(3)           Incentive compensation should be a greater part of total compensation for more senior positions

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

Compensation Targets

Our Compensation Committee with the input of the officers of the Company has established competitive targets for our executive officers that we believe reflect the challenges of our business and create an equity-focused culture throughout the entire Company.

We believe that in allocating compensation among these elements, the compensation of a company’s senior-most levels of management - those persons having the greatest ability to influence a company’s performance - should be predominantly performance-based, while more junior employees should receive a greater portion of their compensation based on their base salary.

These targets are described below under “Employment Agreements.”

Base Salary and Cash Incentive

We divide total cash compensation into a base salary portion and a cash incentive bonus portion. The Compensation Committee establishes the Chief Executive Officer’s targeted cash compensation first and then sets the cash compensation for other officers accordingly, based on the function served by that officer, that officer’s experience, and expected individual performance. Generally, we believe that the higher the level of responsibility of the executive within our Company, the greater the portion of that executive’s target total cash compensation that consists of the cash incentive component. The higher the executive’s level of responsibility within the Company, the greater the percentage of the executive’s compensation that should be tied to the Company’s performance.

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

LTIP awards are designed to reward the building of long-term stockholder value, while providing modest, interim rewards in the pursuit of such longer-term objectives.

Determination of Amounts to Pay

Base salaries, benefits and potential cash bonuses are established based upon current market conditions. Where needed, outside consultants may be retained to assist in this process. Benefit plan structures may be evaluated periodically to determine market competitiveness with similar companies.

Stock-based awards to be granted are evaluated based upon projected total compensation levels for participants assuming certain objectives are achieved. Since the majority of the total potential compensation is based upon performance, our expectation is that the total projected compensation level be well above average, because the “at risk” compensation levels generally exceed 2/3 of anticipated compensation under the assumption that bonus targets are met. The Committee, taking into consideration management’s recommendations and with sign-off from all independent directors, will set each year’s goals and milestones, their weightings, and the formulas for award calculation. For accounting purposes, cash elements are expensed as earned. LTIP awards are expensed as provided for under FAS 123R, and are further described in the footnotes to the audited financial statements included in this Annual Report on Form 10-K.

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

Chief Executive Officer Compensation

The Compensation Committee uses the same factors in determining the compensation of our CEO as it does for other senior officers.  Mr. Warwick’s annual base salary for fiscal 2009 was $300,000, pursuant to the terms of his employment agreement which was entered into effective as of December 1, 2008 and is described further below under “Employment Agreements.”  The terms of the Mr. Warwick’s employment agreement, a United Kingdom resident, also entitle Mr. Warwick to a make-whole payment that will restore him to the British Pound Sterling equivalent that existed on the effective date of the agreement in the event that the value of the U.S. Dollar relative to the British Pound Sterling increases such that his base salary is reduced, as a result of such currency translation, by 10% or more.

Historically, Mr. Warwick’s salary was set pursuant to his employment agreement that was entered into with our former parent, ADNW.  Following our spinoff from ADNW, we entered into the employment agreement described below, and used a peer group for comparison purposes for evaluation of his salary. The peer group was determined by our independent directors. Our independent directors surveyed companies whose revenue base and organizational size were consistent with ours as well as several companies within our industry, which we defined as business and supply chain management software solutions. The peer group was thus created from a group of companies that were both similar in size as well as companies within our industry segment. Finally, we compared the peer group to compensation for similar companies that were in the midst of a turnaround.

Employment Agreements

Effective as of December 1, 2008 (the “Effective Date”), upon the approval of our Board of Directors, we entered into employment agreements with each of Ian Warwick, our President and Chief Executive Officer, Charles F. Trapp, our Executive Vice President and Chief Financial Officer, and Simon Chadwick, our Executive Vice President and Chief Operating Officer.

Ian Warwick Employment Agreement

The Employment Agreement with Mr. Warwick (the “Warwick Agreement”) is for an initial term of two and one-half years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Warwick or us. Mr. Warwick will receive an annual base salary of $300,000, payable in U.S. dollars. The annual salary is increased to $350,000 upon our achievement of a market capitalization goal of $50 million for at least 25 consecutive trading days. The terms of the Warwick Agreement also entitles Mr. Warwick, a United Kingdom resident, to a make-whole payment that will restore him to the British Pound Sterling equivalent that existed on the Effective Date in the event that the value of the U.S. Dollar relative to the British Pound Sterling increases such that his base salary is reduced, as a result of such currency translation, by 10% or more (the “Make-Whole Payment”).

The Warwick Agreement also provides for an appointment to our Board of Directors, on which Mr. Warwick already serves.

Mr. Warwick is eligible for a performance-based annual cash incentive bonus of up to 150% of his base salary in any fiscal year depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by our Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2009, with respect to Mr. Warwick’s potential incentive bonus for fiscal 2009.

            In addition, Mr. Warwick is entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of our LTIP. Pursuant to the Warwick Agreement, Mr. Warwick is to be awarded two grants of 3-year performance share unit awards under the LTIP, each for 500,000 performance share units as a base objective, with 30% of the award vesting in the first year of the grant provided that the base target for that year is met, 30% of the award vesting in the second year of the grant provided that the base target for the second year is met, and 40% of the award vesting in the third and final year of the grant provided that the base target for the third year is met (“Performance Share Units”). The performance measures for these awards, which have been set by the Compensation Committee, are based on increases in our earnings per share (“EPS”) and return on invested capital (“ROIC”). Further, with respect to both awards in each grant year, (i) if the Company’s results amount to less than 80% of the established target(s), none of the awards will vest; (ii) if the Company’s results are equal to 80% of the established target(s), 50% of the award will vest; (iii) if the Company’s results are equal to 100% of the established target(s), 100% of the award will vest; and (iv) if the Company’s results are equal to or better than 120% of the established target(s), 150% of the award will vest. Results between these established parameters will be interpolated.

The Warwick Agreement also entitles Mr. Warwick to be granted options to purchase 300,000 shares of our common stock under the LTIP. These options will vest as to one-third of the award on each of the first three anniversaries of the grant date, at a strike price of $0.75, $1.00 and $1.25, respectively. The options expire ten years from the grant date.

The Warwick Agreement provides that in the event Mr. Warwick’s employment is terminated for Good Reason, for any reason other than for Cause, Death or Disability or for Good Reason during the 30-day period immediately following the first anniversary of the Effective Date (the “Window Period”), he is entitled to, among other things, a severance payment equal to his 12 months base salary. In addition, under such circumstances, all of Mr. Warwick’s stock options, stock appreciation rights and restricted stock will immediately vest and be payable in shares of our common stock and all of his performance share units that would vest in the course of any fiscal year shall vest on a pro rata basis.

Charles F. Trapp Employment Agreement

The Employment Agreement with Mr. Trapp (the “Trapp Agreement”) is for an initial term of one year from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Trapp or us. Mr. Trapp will receive an annual base salary of $220,000, payable in U.S. dollars. Mr. Trapp is eligible for a performance-based annual cash incentive bonus of up to 150% of his base salary in any fiscal year depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2009, with respect to Mr. Trapp’s potential incentive bonus for fiscal 2009.

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP. Mr. Trapp will be awarded two grants of 3-year Performance Share Unit awards under the LTIP, each for 300,000 performance share units as a base objective, with the same terms, performance targets and metrics as Mr. Warwick’s Performance Share Unit awards described above. Mr. Trapp also will be granted options to purchase 100,000 shares of our common stock under the LTIP. These options will vest as to one-third of the award on each of the first three anniversaries of the grant date, at a strike price of $0.75, $1.00 and $1.25, respectively. The options expire ten years from the grant date.

The Trapp Agreement provides that in the event Mr. Trapp’s employment is terminated for Good Reason, for any reason other than for Cause, Death or Disability or for Good Reason during the Window Period, Mr. Trapp is entitled to, among other things, a severance payment equal to his 12 months base salary, all of Mr. Trapp’s stock options, stock appreciation rights and restricted stock shall immediately vest and be payable in shares of our common stock and all of his performance share units that would vest in the course of any fiscal year shall vest on a pro rata basis.

Simon Chadwick Employment Agreement

The Employment Agreement with Mr. Chadwick (the “Chadwick Agreement”) is for an initial term of two years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Chadwick or us. Mr. Chadwick will receive an annual base salary of $225,000, payable in U.S. dollars. The terms of the Chadwick Agreement also entitles Mr. Chadwick, a United Kingdom resident, to a Make-Whole Payment consistent with the one awarded to Mr. Warwick.

The Chadwick Agreement also provides for an appointment to our Board of Directors, on which he already serves.

Mr. Chadwick is eligible for a performance-based annual cash incentive bonus of up to 150% of his base salary in any fiscal year depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2009, with respect to Mr. Chadwick’s potential incentive bonus for fiscal 2009.

In addition, Mr. Chadwick is entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of the LTIP. Mr. Chadwick will be awarded two grants of 3-year Performance Share Unit awards under the LTIP, each for 400,000 performance share units as a base objective, with the same terms, performance targets and metrics as Mr. Warwick’s and Mr. Trapp’s Performance Share Unit awards described above. The Chadwick Agreement also grants Mr. Chadwick options to purchase 200,000 shares of our common stock under the LTIP. These options will vest as to one-third of the award on each of the first three anniversaries of the grant date, at a strike price of $0.75, $1.00 and $1.25, respectively. The options expire ten years from the grant date.

In the event Mr. Chadwick’s employment is terminated for Good Reason, for any reason other than for Cause, Death or Disability or for Good Reason during the Window Period, Mr. Chadwick is entitled to, among other things, a severance payment equal to his 12 months base salary, all of Mr. Chadwick’s stock options, stock appreciation rights and restricted stock shall immediately vest and be payable in shares of our common stock and all of his performance share units that would vest in the course of any fiscal year shall vest on a pro rata basis.

Severance Benefits

As described above, each of the employment agreements with our officers contains a severance benefit for that officer if he or she is terminated other than for cause or the officer leaves the Company after a change in control, provided they leave for “good reason.” We provide this benefit because we want executives to focus on the Company’s business and enhancing stockholder value without undue concern about any possible loss of their job.

Retirement Plans

We do not offer retirement plans for our officers.

Change in Control

Each officer’s employment agreement contains standard provisions that protect that officer in the event there is a change in control that has not been approved by our Board of Directors. In addition, our LTIP provides for acceleration of vesting in the event of a change in control.

The precise terms and conditions of each employment agreement is described above.

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

Compensation Committee Report

The Report of the Compensation Committee (the “Compensation Report”) does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Compensation Report by reference therein.

Recommendations of the Compensation Committee. We have reviewed and discussed the Compensation Discussion & Analysis (“CD&A”) with the Company’s management. Based on this review and these discussions, we recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

This Compensation Report has been furnished by the Compensation Committee of the Board of Directors.

Dwight B. Mamanteo, Chair
Marcus Wohlrab
W. Austin Lewis IV
Gerald M. Czarnecki

Summary Compensation Table for Fiscal Years 2009, 2008 and 2007

The following table sets forth information for the fiscal years ended June 30, 2009, 2008 and 2007 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer, Ian Warwick, (b) the two most highly compensated Executive Officers (other than our Chief Executive Officer) of ours and our subsidiaries at the end of our fiscal years ended June 30, 2009, 2008 and 2007 whose total compensation exceeded $100,000 for these periods, Simon Chadwick and Charles F. Trapp, and (c) two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of such fiscal years. These individuals may be collectively referred to herein as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ian Warwick (1)	2009	292,828	—	—		—	—	—	—	292,828
Chief Executive Officer,	2008	349,195	—	—		—	—	—	—	349,195
President and Director	2007	350,682	—	—		—	—	—	—	350,682

Simon Chadwick (2)	2009	218,780	—	—		—	—	—	—	218,780
Chief Operating Officer	2008	259,402	—	—		—	—	—	—	259,402
and Director	2007	260,507	—	—		—	—	—	—	260,507

Charles F. Trapp (3)	2009	224,166		5,775	(4)					229,941
Vice President, Finance,	2008	214,583	—	25,500	(4)	—	—	—	—	240,083
and Chief Financial Officer	2007	N/A								N/A

(1)
Reflects salary paid to Mr. Warwick for services rendered to us and our subsidiaries during fiscal 2009, 2008 and 2007 as Aftersoft’s Chief Executive Officer and President. Salary was paid in British pounds at an annual salary of 175,000 GPB for each of the 2007 and 2008 fiscal years, and for the period from July 1, 2008 to November 30, 2008 (or 72,916 GBP).  Salary for the period from December 1, 2008 through June 30, 2009 was paid in US dollars at an annual base rate of $300,000 (or $175,000 for the period), pursuant to the terms of Mr. Warwick’s employment agreement.  The amount shown for 2007 was translated to US dollars based on a June 30, 2007 currency conversion rate of 1 GBP = $2.0039. The amount shown for 2008 was translated to US dollars based on a June 30, 2008 currency conversion rate of 1 GBP = $1.9954.  The portion of Mr. Warwick’s salary for fiscal 2009 which was paid in British pounds (for the period from July 1, 2008 through November 30, 2008) was translated to US dollars based on the June 30, 2009 currency conversion rate of 1 GBP= $1.61593 (or $117,828). Mr. Warwick did not receive any additional compensation for his services as a director on our Board of Directors.

(2)
Reflects salary paid to Mr. Chadwick for services rendered to us and our subsidiaries during fiscal 2009, 2008 and 2007 as Aftersoft’s Chief Operating Officer. Salary was paid in British pounds at an annual salary of 130,000 GPB for each of the 2007 and 2008 fiscal years, and for the period from July 1, 2008 to November 30, 2008 (or 54,167 GBP).  Salary for the period from December 1, 2008 through June 30, 2009 was paid in US dollars at an annual base rate of $225,000 (or $131,250 for the period), pursuant to the terms of Mr. Chadwick’s employment agreement.  The amount shown for 2007 was translated to US dollars based on a June 30, 2007 currency conversion rate of 1 GBP = $2.0039. The amount shown for 2008 was translated to US dollars based on a June 30, 2008 currency conversion rate of 1 GBP = $1.9954.  The portion of Mr. Chadwick’s salary for fiscal 2009 which was paid in British pounds (for the period from July 1, 2008 through November 30, 2008) was translated to US dollars based on the June 30, 2009 currency conversion rate of 1 GBP= $1.61593 (or $87,530). Mr. Chadwick did not receive any additional compensation for his services as a director on our Board of Directors.

(3)
Mr. Trapp was appointed Vice President Finance and Chief Financial Officer effective as of December 1, 2007.For the year ended June 30, 2009, the amount shown in the table reflects salary in the amount of $95,833 earned for services in these capacities between July 1, 2008 and November 30, 2008, as well as salary in the amount of $128,333 earned for services between December 1, 2008 and June 30, 2009 pursuant to the terms of Mr. Trapp’s employment agreement. The salary for fiscal 2009 also includes $20,500 that was deferred and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended.  For the year ended June 30, 2008, the amount shown in the table reflects salary in the amount of $134,167 earned for services between December 1, 2007 and June 30, 2008, as well as salary in the amount of $80,416 earned for services as an accountant prior to his appointment as an officer. The salary for fiscal 2008 also includes $20,500 that was deferred and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended.

(4)
The amount shown in the “Stock Awards” column reflects the dollar amount recognized for fiscal 2009 and 2008 financial statement reporting purposes of the outstanding stock awards held by Mr. Trapp in accordance with FAS 123R. Stock award represent an award on May 13, 2008 of 750,000 shares of Common Stock with a grant date closing price of $0.10 per share, of which 34% or 255,000 shares vested immediately on the date of grant. The remaining 66% of the shares or 495,000 shares will vest in three equal installments of 165,000 shares on each of the first, second and third anniversaries of the grant date. The shares were not issued pursuant to any existing compensation plan. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2008 and 2007, Note 1 “Stock Based Compensation” and Note 10 “Stockholders Equity” included in this Annual Report on Form 10-K, with respect to valuation assumptions for this stock grant. Mr. Trapp held no other stock or option awards at June 30, 2009 and 2008, respectively.

Employment Agreements with Executive Officers

Effective as of December 1, 2008, upon the approval of our Board of Directors, We entered into employment agreements with each of Ian Warwick, our President and Chief Executive Officer, Charles F. Trapp, our Executive Vice President and Chief Financial Officer, and Simon Chadwick, our Executive Vice President and Chief Operating Officer.  These employment agreements are described above under “Compensation Discussion and Analysis - Employment Agreements.”

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended June 30, 2009. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of June 30, 2009. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ian Warwick
Simon Chadwick
Charles F. Trapp	—	—	—	—	—	330,000	(1)	$33,000	(2)	—	—
Michael O’Driscoll

(1)
Stock awards represent an award on May 13, 2008 to Mr. Trapp of 750,000 shares of Common Stock with a grant date fair value of $0.10 per share, of which 34%, or 255,000 shares, vested immediately on the date of grant and 165,000 shares valued at $.035 per share vested on May 13, 2009. The remaining 330,000 shares reflected in the table, will vest in two equal installments of 165,000 shares, on each of the second and third anniversaries of the grant date. The shares were not issued pursuant to any existing compensation plan.

(2)	Based on the closing price of $0.10 of the Company’s Common Stock on June 30, 2009.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 24, 2009 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock. The percentage of beneficial ownership is based upon 83,498,874 shares of Common Stock outstanding as of September 24, 2009. Unless otherwise identified, the address of our directors and officers is c/o Aftersoft Group, Inc., 2nd Floor, 9 Lower Bridge Street, Chester, Cheshire, CH1 1RS UK.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of class of Common Stock (1)
Wynnefield Persons (2) c/o Wynnefield Capital Inc. 450 Seventh Ave., Suite 509 New York, NY 10123	12,537,896	(3)	14.47%

Quillen Persons (4) 145 East 57th Street, 10th Floor New York, NY 10022	6,960,112	(5)	8.29%

ComVest Capital LLC 105 S. Narcissus Ave. West Palm Beach, FL 33401	9,444,678	(6)	10.16%

Directors and Officers:

Ian Warwick Chief Executive Officer and Chairman	4,561,452	(7)	5.46%

Simon Chadwick Chief Operating Officer	1,961,084		2.35%

Charles F. Trapp Chief Financial Officer	1,048,571	(8)	1.26%

Frederick Wasserman, Director	116,880	(9)	0.14%

Dwight B. Mamanteo, Director	489,295	(10)	0.59%

Marcus Wohlrab, Director	73,244	(11)	0.09%

Gerald M. Czarnecki, Director	778,477	(12)	0.93%

W. Austin Lewis IV (13) c/o Lewis Asset Management Corp. 45 Rockefeller Plaza New York, NY 10111	16,371,164	(14)	19.13%

Directors and Officers as a group (8 persons)	25,400,167		29.95%

(1)
Based on a total of 83,498,874 shares of Common Stock outstanding. In accordance with Securities and Exchange Commission rules, each person’s percentage interest is calculated by dividing the number of shares that person owns by the sum of (a) the total number of shares outstanding as of September 24, 2009 plus (b) the number of shares such person has the right to acquire within sixty (60) days of September 24, 2009.

(2)
Comprised of Wynnefield Partners Small Cap Value, LP (“Wynnefield Partners”) and Wynnefield Partners Small Cap Value LP I (“Wynnefield Partners I”), and the general partner of each of these entities, Wynnefield Capital Management, LLC (“Wynnefield LLC”); Wynnefield Small Cap Value Offshore Fund Ltd. (“Wynnefield Offshore”) and its investment manager, Wynnefield Capital, Inc. (“Wynnefield Capital”); Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (the “Plan”); Channel Partnership II, LP (“Channel”); Nelson Obus, who serves as principal and co-managing member of Wynnefield Capital Management, LLC, principal executive officer of Wynnefield Capital, Inc. and general partner of Channel Partnership II, LP; and Joshua H. Landes, who serves as principal and co-managing member of Wynnefield Capital Management, LLC and executive officer of Wynnefield Capital, Inc. (collectively, the “Wynnefield Persons”). Dwight Mamanteo, one of the Company’s directors, is an investment analyst with Wynnefield Capital. Mr. Mamanteo exercises neither voting nor dispositive control over the shares beneficially owned by Wynnefield Capital. The Company has been informed that Nelson Obus and Joshua H. Landes share voting and investment control over the shares beneficially owned by Wynnefield Partners, Wynnefield Partners I, Wynnefield Offshore, Wynnefield LLC, Wynnefield Capital and the Plan, and that Nelson Obus exercises sole voting and investment control over the shares beneficially owned by Channel.  Based upon information provided in a Schedule 13D/A filed with the SEC on April 3, 2009 and a Form 4 filed on May 22, 2009.

(3)
Represents an aggregate 9,412,894 shares of common stock and 3,125,002 shares issuable upon exercise of warrants which are currently exercisable at $1.00 per share and expire July 2, 2013, which are beneficially owned as follows: (i) 2,451,015 shares of common stock and 833,334 shares issuable upon exercise of warrants are beneficially owned by Wynnefield Partners; (ii) 3,065,485 shares of common stock and 833,334 shares issuable upon exercise of warrants are beneficially owned by Wynnefield Partners I; (iii) 2,860,963 shares of common stock and 833,334 shares issuable upon exercise of warrants are beneficially owned by Wynnefield Offshore; (iv) 410,431 shares of common stock beneficially owned by the Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan; and (v) 625,000 shares of common stock and 625,000 shares issuable upon exercise of warrants are beneficially owned by Channel.  Based upon information provided in a Form 4 filed with the SEC on May 22, 2009.

(4)
Comprised of Little Wing, L.P. (“Little Wing”); Quilcap Corp., the general partner of Little Wing (“Quilcap Corp.”); Tradewinds Fund, Ltd. (“Tradewinds”); Quilcap Management, LLC, the investment manager of Little Wing and Tradewinds (“Quilcap Management”); and Parker Quillen, the President of Quilcap Corp. and the Sole Managing Member of Quilcap Management (collectively, the “Quillen Persons”).  Based upon information provided in a Schedule 13G/A filed with the SEC on February 13, 2009.

(5)
Represents (i) 5,976,508 shares of common stock and 357,292 shares of common stock issuable upon exercise of warrants, which are currently exercisable at $1.00 per share and expire July 2, 2013, owned by Little Wing, with respect to which Little Wing has the power to vote and dispose, which power may be exercised by Mr. Quillen, as President of Quilcap Corp and as Sole Managing Member of Quilcap Management; and (ii) 540,879 shares of common stock and 59,375 shares of common stock issuable upon exercise of warrants, which are currently exercisable at $1.00 per share and expire July 2, 2013, owned by Tradewinds, with respect to which Tradewinds has the power to vote and dispose, which power may be exercised by Mr. Quillen, as the Sole Managing Member of Quilcap Management; and (iii) 26,058 shares of common stock with respect to which Mr. Quillen has sole voting and dispositive power.  Based upon information provided in a Schedule 13G/A filed with the SEC on February 13, 2009.

(6)
Includes the following shares owned by ComVest Capital LLC: (i) 1,000,000 shares issuable upon exercise of warrants to purchase shares of Common Stock, which are currently exercisable at $0.11 per share and expire December 31, 2013; (ii) 2,083,333 shares issuable upon exercise of warrants to purchase shares of Common Stock, which are currently exercisable at $0.3618 per share and expire December 31, 2013; (iii) 2,000,000 shares issuable upon exercise of warrants to purchase shares of Common Stock, which are currently exercisable at $0.11 per share and expire December 31, 2013, and (iv) 3,361,345 shares of common stock issuable upon conversion of the $5,000,000 principal amount of that certain Convertible Term Note dated December 21, 2007 issued to Comvest Capital LLC, at a current conversion rate of $1.4875 per share. The Company has been informed that Comvest Capital Advisors, LLC is the managing entity of ComVest Capital, LLC, and that Gary Jaggard, managing director of Comvest Capital, LLC, exercises voting and investment control over the shares beneficially owned by ComVest Capital, LLC. Also includes 1,000,000 shares issuable upon exercise of warrants owned by Commonwealth Associates, LP, an entity affiliated with Comvest Capital, LLC. See “Certain Relationships and Related Transactions and Director Independence” for additional detail.

(7)	Represents shares that Mr. Warwick owns directly.

(8)	Includes 420,000 vested shares of an award of an aggregate 750,000 restricted shares of Common Stock granted by the Company on May 13, 2008 for services previously rendered.

(9)
Includes (i) 14,000 vested shares of restricted Common Stock of an award for an aggregate 25,000 shares of restricted Common Stock granted on May 13, 2008 by the Company for services previously rendered; (ii) 36,668 vested shares of restricted Common Stock out of an award of an aggregate of 110,000 shares of restricted Common Stock granted on October 6, 2008; and (iii) 26,212 shares which will vest within 60 days of September 24, 2009.

(10)
Includes (i) 14,000 vested shares of restricted Common Stock of an award for an aggregate 25,000 shares of restricted Common Stock granted on May 13, 2008 by the Company for services previously rendered; and (ii) 25,569 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 104,000 shares of restricted Common Stock granted on October 6, 2008; and (iii) 28,364 shares which will vest within 60 days of September 24, 2009.

(11)
Includes (i) 14,000 vested shares of restricted Common Stock of an award for an aggregate 25,000 shares of restricted Common Stock granted on May 13, 2008 by the Company for services previously rendered; (ii) 34,668 vested shares of restricted Common Stock out of an award of an aggregate of 104,000 shares of restricted Common Stock granted on October 6, 2008; and (iii) 24,576 shares which will vest within 60 days of September 24, 2009.

(12)
Includes (i) 12,430 vested shares of restricted Common Stock (net of taxes) out of an award for an aggregate 25,000 shares of restricted Common Stock granted by the Company for joining the Board of Directors on October 6, 2008; (ii) 34,419 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate 140,000 shares of restricted Common Stock granted on October 6, 2008; and (iii) 39,571 shares which will vest within 60 days of September 24, 2009.

(13)
W. Austin Lewis IV is the portfolio manager and general partner of Lewis Asset Management Corp., the investment manager of Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. Accordingly, Mr. Lewis is deemed to be the beneficial owner of the shares owned by Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. and beneficially owned by Lewis Asset Management Corp.

(14)
Represents (i) 3,266,648 shares owned directly by W. Austin Lewis IV, (ii) 5,322,646 shares of common stock and 5,112,328 shares issuable upon exercise of warrants, which are currently exercisable at $1.00 per share and expire April 24, 2014, owned by Lewis Opportunity Fund, LP,  (iii) 1,348,719 shares of common stock and 1,290,671 shares of common stock issuable upon exercise of warrants, which are currently exercisable at $1.00 per share and expire April 24, 2014, owned by LAM Opportunity Fund, LTD. and (iv) 30,152 shares which will vest within 60 days of September 24, 2009.

Information about the Change in Control of Aftersoft

On November 24, 2008 (the “Dividend Distribution Date”), ADNW, the former parent of Aftersoft, distributed a dividend of the 71,250,000 shares of Aftersoft Common Stock that ADNW owned at such time in order to complete the previously announced spin-off of Aftersoft’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of Aftersoft's common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.

Due to the nature of the dividend distribution, the ex-dividend date was set by NASDAQ as Tuesday, November 25, 2008, one day following the Dividend Distribution Date. No consideration was paid by any ADNW shareholder to receive the distribution of the dividend shares. Only whole shares were delivered to ADNW shareholders, so any resulting fractional shares in calculating the dividend were rounded up to the nearest whole number, which rounding up resulted in the issuance of an aggregate additional amount of approximately 8,247 shares.

As a result of Aftersoft’s ownership of certain ADNW securities, Aftersoft received approximately 13,965,295 shares of its own common stock in connection with the dividend distribution.  On December 31, 2008, the Company retired 13,722,112 of the shares. The remaining 243,180 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.

As a result of the above transaction, the Company no longer owns any shares of ADNW stock.

Prior to the spin-off, ADNW owned approximately 77% of Aftersoft’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, Aftersoft is no longer a subsidiary of ADNW.

Equity Compensation Plans

The information with respect to our equity compensation plan is incorporated herein by reference to Item 5 of Part II of this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Auto Data Network, Inc.

Prior to the spin-off of Aftersoft from ADNW on November 24, 2008, Mr. Warwick served as Chairman and CEO of both companies. Effective immediately following the spinoff, Mr. Warwick resigned from all positions with ADNW. None of the Company’s other officers and directors serve as officers or directors of ADNW.

On November 24, 2008 (the “Dividend Distribution Date”), ADNW distributed a dividend of the 71,250,000 shares of the Company’s common stock that ADNW owned at such time in order to complete the previously announced spin-off of Aftersoft’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of Aftersoft's common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.

Due to the nature of the dividend distribution, the ex-dividend date was set by NASDAQ as Tuesday, November 25, 2008, one day following the Dividend Distribution Date. No consideration was paid by any ADNW shareholder to receive the distribution of the dividend shares. Only whole shares were delivered to ADNW shareholders, so any resulting fractional shares in calculating the dividend were rounded up to the nearest whole number.

As a result of Aftersoft’s ownership of certain ADNW securities, Aftersoft received approximately 13,965,295 shares of its own common stock in connection with the dividend distribution. On December 31, 2008, Aftersoft retired 13,722,112 of  the shares. The remaining 243,183 shares were used by Aftersoft for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.

Prior to the spin-off, ADNW owned approximately 77% of Aftersoft’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, Aftersoft is no longer a subsidiary of ADNW.

Transactions with ComVest Capital LLC and its affiliate, Commonwealth Associates LP

ComVest Capital LLC

ComVest Capital LLC (“ComVest’) is the Company’s senior secured lender.  During fiscal 2008, ComVest extended to the Company a $1,000,000 secured revolving credit facility and a $5,000,000 term loan pursuant to the terms of a Revolving Credit and Term Loan Agreement (the “Loan Agreement”), a Revolving Credit Note and a Convertible Term Note, each dated December 21, 2007.  The material terms of these loans are described further below. In connection with this transaction, the Company issued to ComVest warrants to purchase an aggregate of 5,083,333 shares of the Company’s common stock. The material terms of these warrants are described further below.

At the time the loans were made, ComVest was not a party related to the Company. Each of these loans were made in the ordinary course of business, were made on the substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectibility or present other unfavorable features.  As a result of the issuance of the Convertible Term Note and the warrants, ComVest became a shareholder of the Company, and currently may be deemed to have beneficial ownership of approximately 10.16%  of the Company’s common stock (including certain warrants held by Commonwealth Associates LP, see below).

Credit Facility and Revolving Credit Note. Pursuant to the terms of the Loan Agreement, the Credit Facility is available to the Company through November 30, 2009, unless the maturity date is extended, or the Company prepays the Term Loan (described below) in full, in each case in accordance with the terms of the Loan Agreement. The Credit Facility provides for borrowing capacity of an amount up to (at any time outstanding) the lesser of the Borrowing Base at the time of each advance under the Credit Facility, or $1,000,000. The borrowing base at any time will be an amount determined in accordance with a borrowing base report that the Company is required to provide to the lender, based upon the Company’s Eligible Accounts and Eligible Inventory, as such terms are defined in the Loan Agreement.  The Loan Agreement provides for advances to be limited to (i) 80% of Eligible Accounts plus, in ComVest’s sole discretion, (ii) 40% of Eligible Inventory, minus (iii) such reserves as ComVest may establish from time to time in its discretion.  As of June 30, 2009 the borrowing base was $1,385,000.

In connection with the Credit Facility, the Company issued a Revolving Credit Note (the “Credit Note”) on December 21, 2007 payable to ComVest in the principal amount of $1,000,000, initially bearing interest at a rate per annum equal to the greater of (a) the prime rate, as announced by Citibank, N.A. from time to time, plus two percent (2%), or (b) nine and one-half percent (9.5%). The applicable interest rate will be increased by four hundred (400) basis points during the continuance of any event of default under the Loan Agreement. Interest is computed on the daily unpaid principal balance and is payable monthly in arrears on the first day of each calendar month commencing January 1, 2008. Interest is also payable upon maturity or acceleration of the Credit Note.  On February 10, 2009, the interest rate was increased from 9.5% to 11% in connection with a waiver the Company received for violating one of the debt covenants at December 31, 2008 (discussed below).

During the Company’s fourth fiscal quarter of 2008, the Company drew down $500,000 of the Credit Facility, and drew down the remaining $500,000 during the first and second fiscal quarter of 2009.  As a result, as of June 30, 2009, the outstanding principal due on the credit facility was $1,000,000, and as of June 30, 2009, the entire credit facility had been drawn down.  As of June 30, 2009, the Company has not yet repaid any principal.  As described above, this loan currently bears interest at a rate of 9.5%.  During fiscal 2008, the Company paid $2,045 in interest payments, and during fiscal 2009, the Company paid $117,281 including fees of $27,000.

Term Loan and Convertible Term Note.   In addition to the Credit Facility, ComVest extended a Term Loan, evidenced by a Convertible Term Note (the “Term Note”) issued on December 21, 2007, in the principal amount of $5,000,000. The Term Loan was a one-time loan, and unlike the Credit Facility, the principal amount is not available for re-borrowing.  The Term Note bears interest at a rate of eleven percent (11%) per annum, except that during the continuance of any event of default, the interest rate will be increased to sixteen percent (16%).

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

The number of shares issuable upon conversion of the Term Note and the conversion price may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction.  In addition, the number of conversion shares, and/or the conversion price may be adjusted in the event of certain sales or issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Term Note is outstanding, at an effective price per share which is less than the then-effective conversion price of the Term Note.  The principal and interest payable on the Term Note was initially convertible into shares of the Company’s common stock at the option of ComVest, at an initial conversion price of $1.50 per share. On July 3, 2008, the conversion price was reduced to approximately $1.49 per share following the Company’s subsequent issuance of shares of common stock and warrants at an effectively lower price.  Consequently, the number of shares issuable upon conversion of the principal amount of the Term Note was increased to 3,361,345 shares from 3,333,333 shares. The Company also may require conversion of the principal and interest under certain circumstances.

Since December 21, 2007, the principal amount due on the Term Note has been $5,000,000. As of June 30, 2009, the Company has not yet repaid any principal. As described above, this loan currently bears interest at a rate of 11%. During fiscal 2009 and 2008, the Company paid $842,000 and $290,278, respectively, in interest payments.

Warrants.  In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s common stock, exercisable after December 21, 2007 and expiring December 31, 2013: a) warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.3125 per share;  b) warrants to purchase 2,000,000 shares of common stock at an initial exercise price of $0.39 per share; and c) warrants to purchase 2,083,333 shares of the Company’s common stock at an initial exercise price of $0.3625 per share.  The warrants also contain a cashless exercise feature.  The number of shares of common stock issuable upon exercise of the warrants, and/or the applicable exercise prices, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of shares issuable upon exercise of the warrants, and/or the applicable exercise prices may be adjusted, at any time while the warrants are outstanding, in the event of certain issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of the Company’s common stock, at an effective price per share which is less than the then-effective exercise prices of the warrants.

The exercise prices for 3,000,000 of these warrants were subsequently modified in connection with waivers the Company received for violations of one of the debt covenants, as discussed further below.

Debt Covenants .  The Loan Agreement contains customary affirmative and negative covenants, including:

(a)           Maximum limits for capital expenditures of $600,000 per fiscal year;
(b)           Limitation on future borrowings, other than in certain circumstances, including to finance capital expenditures;
(c)           Limitation on guaranteeing any obligation, except for obligations in the ordinary course of business and obligations of the Company’s wholly owned subsidiaries incurred in the ordinary course of business;
(d)           Limitation on entering Sales-Leaseback Transactions with respect to the sale or transfer of property used or useful in the Company’s business operations;

(e)           Limitation on acquiring securities or making loans;
(f)            Limitation on acquiring real property;
(g)           Limitation on selling assets of the Company or permitting any reduction in the Company’s ultimate ownership position of any subsidiary;
(h)           Limitation on paying dividends;
(i)            Limitation on selling any accounts receivable; and
(j)            Requiring that, at the end of any quarter of any fiscal year, the ratio of (a) Earnings Before Interest, Depreciation, and Amortization (“EBIDA”) minus capital expenditures incurred to maintain or replace capital assets, to (b) debt service (all interest and principal payments), for the four (4) consecutive quarters then ended, to be not less than 1.25 to 1.00 (the “EBIDA Ratio Covenant”).

The Loan Agreement is collateralized by a pledge of all of the Company’s assets and the stock of the Company’s subsidiaries.

Amendments to Loan Agreement and Waivers for Violations of Certain Covenants.  Subsequent to March 31, 2008, the Company notified ComVest that the Company had incurred a loss of $1,897,000 for the three-month period ending March 31, 2008, and as a result, the Company had a ratio of EBIDA to debt service of (4.41):1.00, therefore violating the EBIDA Ratio Covenant described above.  ComVest agreed to grant the Company a waiver for the violation of this loan covenant.  On May 15, 2008, the Company and ComVest entered into a Waiver and Amendment pursuant to which ComVest granted the waiver, and, in consideration therefor, the Company reduced the exercise price for 1,000,000 warrants issued to ComVest in connection with the Loan Agreement from $0.3125 per share to $0.11 per share, and recognized the incremental fair value of the modified warrants of $24,000 as additional interest expense.   As a result of ComVest granting this waiver, the Company was not in violation of any loan covenants at March 31, 2008.

Subsequent to June 30, 2008, the Company advised ComVest that the Company had incurred a loss of $11,664,000 for the six-month period ending June 30, 2008, and that as a result had again violated the EBIDA Ratio Covenant with an EBIDA to debt service ratio of (2.26):1.00.  ComVest agreed to provide the Company with another waiver.  In connection therewith, the Company and ComVest entered into a letter agreement amending the Loan Agreement (the “September 23, 2008 Waiver and Amendment”) and modifying the EBIDA Ratio Covenant.  Pursuant to the September 23, 2008 Waiver and Amendment, the EBIDA Ratio Covenant was waived for the quarter ending September 30, 2008 and was reduced to 0.62:100 from 1.25:1.00 for the quarter ended December 31, 2008. Additionally, the EBIDA Ratio Covenant was reset for future quarters to 0.71:1.00 for the four quarters ended March 31, 2009; 0.50:1.00 for the four quarters ended June 30, 2009; and 1.25:1.00 for the four quarters ended September 30, 2009 and thereafter.  Additionally, ComVest agreed to delay the commencement of the loan amortization related to the Term Note for one year, from January 1, 2009 to January 1, 2010.  In consideration for these modifications, the Company reduced the exercise price related to 2,000,000 warrants issued to ComVest in connection with the Loan Agreement from $0.39 to $0.11.  The incremental fair value of the modified warrants is $15,000, which was recorded as an additional debt discount and is being amortized over the remaining life of the term loan pursuant to EITF 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments.”  As a result of these amendments, the Company was not in violation of any loan covenants at June 30, 2008.

Subsequent to the end of the quarter ended December 31, 2008, the Company advised ComVest that it had incurred a net loss of $5,349,000 for the six-month period ended December 31, 2008, and that as a result, the Company’s ratio of EBIDA to debt service was (1.41):1.00 in violation of the amended EBIDA Ratio Covenant.  ComVest agreed to extend an additional waiver of this covenant, which was granted on February 10, 2009, under a Waiver and Amendment #2 letter agreement (the “February 10, 2009 Waiver and Amendment”).  In consideration for the waiver, the Company agreed to increase the interest rate on the $1,000,000 Credit Facility from 9.5% to 11%.  As a result of ComVest granting this waiver, the Company was not in violation of any loan covenants at December 31, 2008. If the Company restores compliance with the EBIDA Ratio Covenant as of the close of any quarter ending on or after March 31, 2009, then the annual interest rate will be restored to 9.5%, effective as of the first day of the calendar month next succeeding the Company’s demonstrated quarter-end compliance with such covenant. Pursuant to a waiver and amendment, the annual interest rate was be restored to 9.5% as the Company became compliant with the covenant as of the close of the quarter ending on March 31, 2009. Following such modification, the Company is in compliance with the loan covenants, and accordingly, the interest rate on the Credit Facility was decreased from 11% to 9.5%, effective April 1, 2009.

After obtaining the above-described waivers, the Company is not in violation of the loan covenants at June 30, 2009.

Commonwealth Associates LP

The Company has engaged Commonwealth Associates LP (“Commonwealth”) as its consultant and exclusive merger and acquisitions advisor pursuant to a Consulting Agreement dated June 3, 2008 (the “Consulting Agreement”). Commonwealth and ComVest are entities that are under common control. The Consulting Agreement is for an initial term of 24 months, and provides that Commonwealth will (i) be issued warrants to purchase up to 3,000,000 shares of the Company’s common stock, which will be exercisable for 5 years at a price of $0.30 per share, or the effective price for the Company’s shares resulting from the sale of approximately 28,631,622 shares of ADNW’s common stock with respect to which Commonwealth may act as placement agent, whichever is lower, and will contain anti-dilution protection and a cashless exercise feature with respect to one-half of the warrants; (ii) receive $15,000 per month for 18 months for its advisory services beginning June 3, 2008 and (iii) receive a fee in connection with an M&A transaction equal to 5% of the aggregate consideration paid or received by the Company.

On July 3, 2008, the Company issued to Commonwealth warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock as compensation for work performed in connection with the Company’s sale on July 3, 2008 of the 5,231,622 shares of ADNW common stock that it owned, which is further described in footnote 10 on page F-27. The warrants are currently exercisable at an exercise price of $0.30 per share and expire on July 3, 2013. Additionally, during the year ended June 30, 2009, the Company paid $45,000 to Commonwealth, and recorded a liability for unpaid fees of $135,000.

On August 3, 2009, the Company amended the financial advisory agreement and agreed to pay Commonwealth $35,000 in August, and $25,000 in September and October of 2009, in full satisfaction of the $135,000 liability (See note 12 to the financial statements).

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”) , even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that Dwight B. Mamanteo, Marcus Wohlrab, Frederick Wasserman and Gerald Czarnecki are “independent” within the meaning of such rules. Ian Warwick and Simon Chadwick are not “independent” under these rules, due to their respective positions as our Chief Executive Officer and Chief Operating Officer.

Item 14.	Principal Accounting Fees and Services.

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, KMJ Corbin for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2009 and 2008.

	For the Year Ended June 30,
	2009	2008
Audit fees(1)	$175,000	$153,000
Audit- related fees(2)	56,400	79,000
Tax fees(3)	11,900	–
All other fees	–	–
Total fees	$243,300	$232,000

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.

(2)
Audit-related fees for fiscal years 2009 and 2008 are comprised of consent fees and work on registration statements, consultation fees on accounting issues, and fees related to the restatements of the fiscal 2007 quarterly reports that were filed in fiscal 2008.

(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
 (a) Exhibits:

The following exhibits are filed herewith or incorporated by reference herein.

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of Aftersoft Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

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

10.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2007).

10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2007).

10.6	Settlement and Release Agreement between ASNA and Aidan J. McKenna (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 6, 2007).

10.7
Share Sale Agreement, dated November 12, 2007, between EU Web Services, Ltd., as Purchaser, Aftersoft Group, Inc., as Vendor, and EXP Dealer Software Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed November 16, 2007)

10.8
Revolving Credit and Term Loan Agreement dated as of December 21, 2007, by and between ComVest Capital LLC, as Lender, and Aftersoft Group, Inc., as Borrower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.9	Revolving Credit Note dated December 21, 2007 in the principal amount of $1,000,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.10	Convertible Term Note, dated December 21, 2007 in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.11
Collateral Agreement dated as of December 21, 2007 by and among Aftersoft Group, Inc., Aftersoft Network, N.A. Inc., MAM Software Ltd., Aftersoft Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., and ComVest Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.12
Guaranty Agreement dated December 21, 2007 by Aftersoft Network, N.A. Inc., MAM Software Ltd., Aftersoft Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., in favor of ComVest Capital LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.13	Form of Validity Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.14
Warrant, dated as of December 21, 2007, to Purchase 1,000,000 Shares of Common Stock of Aftersoft Group, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.15
Warrant, dated as of December 21, 2007, to purchase 2,000,000 Shares of Common Stock of Aftersoft Group, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.16
Warrant, dated as of December 21, 2007, to purchase 2,083,333 Shares of Common Stock of Aftersoft Group, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.17
Registration Rights Agreement dated as of December 21, 2007 by Aftersoft Group, Inc. for the benefit of the holders (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.18	2007 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit D of the Company’s revised Definitive Proxy Statement filed on May 19, 2008).

10.19	Employment Agreement dated as of December 1, 2008 between the Company and Ian Warwick (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.20
Employment Agreement dated as of December 1, 2008 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.21	Employment Agreement dated as of December 1, 2008 between the Company and Simon Chadwick (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.22	May 15, 2008 Waiver and Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.23	September 23, 2008 Waiver and Amendment (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.24	February 10, 2009 Waiver and Amendment (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.25	April 22, 2009 Amendment (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed April 23, 2009).

10.26
Consulting Agreement with Commonwealth Associates LP dated June 3, 2008 (incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1/A filed on April 3, 2009).

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

Aftersoft Group, Inc.

Date: September 25, 2009	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 25, 2009	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 25, 2009	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 25, 2009	By:	/s/ Simon Chadwick
Simon Chadwick
Chief Operating Officer and Director

Date: September 25, 2009	By:	/s/ Frederick Wasserman
Frederick Wasserman
Audit Committee Chair and Director

Date: September 25, 2009	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Compensation Committee Chair and Director

Date: September 25. 2009	By:	/s/ Marcus Wohlrab
Marcus Wohlrab
Governance Committee Chair and Director

Date: September 25, 2009	By:	/s/ Gerald M. Czarmecki
Gerald M. Czarnecki
Chairman of the Board, Lead Director, ex officio member of all committees

Date: September 25, 2009	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV
Director

FINANCIAL STATEMENTS

AFTERSOFT GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets as of June 30, 2009 and 2008	F–2

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2009 and 2008	F–3

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2009 and 2008	F–4

Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008	F–5

Notes to Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
of Aftersoft Group, Inc.

We have audited the accompanying consolidated balance sheets of Aftersoft Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aftersoft Group, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP
KMJ CORBIN & COMPANY LLP

Costa Mesa, California

September 25, 2009

  AFTERSOFT GROUP, INC.
Consolidated Balance Sheets

(In thousands, except share data)	June 30,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$1,663	$1,964
Accounts receivable, net of allowance of $87 and $202	2,154	3,233
Inventories	318	615
Prepaid expenses and other current assets	507	690
Total Current Assets	4,642	6,502

Property and Equipment, Net	1,028	592

Other Assets
Goodwill	9,548	11,878
Amortizable intangible assets, net	3,566	4,584
Software development costs, net	1,691	1,718
Investments in available-for-sale securities	–	4,102
Other long-term assets	179	426
TOTAL ASSETS	$20,654	$29,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,386	$2,372
Accrued expenses and other	3,162	3,508
Payroll and other taxes	278	933
Current portion of long-term debt	1,598	598
Current portion of deferred revenue	482	607
Taxes payable	708	379
Total Current Liabilities	7,614	8,397

Long-Term Liabilities
Deferred revenue, net of current portion	748	545
Deferred income taxes	880	880
Long-term debt, net of current portion and debt discount	4,713	4,783
Other	199	142
Total Liabilities	14,154	14,747

Commitments and contingencies

Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	–	–
Common stock: Par value $0.0001 per share; 150,000,000 shares authorized, 83,462,337 and 92,733,220 shares issued and outstanding, respectively	8	9
Additional paid-in capital	30,219	31,732
Due from parent company	-	(2,850)
Accumulated other comprehensive income (loss)	(482)	1,617
Accumulated deficit	(23,245)	(15,453)
Total Stockholders' Equity	6,500	15,055
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,654	$29,802

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)	For the Year Ended June 30,
	2009	2008
Revenues	$21,119	$22,463
Cost of revenues	9,496	10,429
Gross Profit	11,623	12,034

Operating Expenses
Research and development	2,860	3,176
Sales and marketing	2,211	2,467
General and administrative	5,651	8,438
Depreciation and amortization	1,082	1,287
Impairment of goodwill	850	8,170
Total Operating Expenses	12,654	23,538

Operating Loss	(1,031)	(11,504)

Other Income (Expense)
Interest expense	(1,602)	(874)
Interest income	21	–
Gain on sale of investments	–	1,312
Write Down of investments in available – for – sale securities	(4,723)	–
Litigation settlement , net	–	76
Other, net	98	57
Total other income (expense), net	(6,206)	571

Loss from continuing operations before provision for income taxes	(7,237)	(10,933)

Provision for income taxes	386	873

Loss from continuing operations	(7,623)	(11,806)

Income from discontinued operations, net of tax	–	13
Loss on sale of discontinued operations, net of tax	–	(26)

Net Loss	(7,623)	(11,819)

Unrealized gain (loss) on investments in available-for-sale securities and reversal of (unrealized (loss) on investments in available–for–sale securities	184	(184)
Foreign currency translation gain (loss)	(2,283)	278
Total Comprehensive Loss	$(9,722)	$(11,725)

Loss per share attributed to common stockholders - basic and diluted
Net loss from continuing operations	$(0.09)	$(0.15)
Discontinued operations	–	–
Net Loss	$(0.09)	$(0.15)

Weighted average common shares outstanding basic and diluted	86,272,712	87,057,391

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-in-	Due From	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Parent	Income (Loss)	Deficit	Total
Balance as of June 30, 2007	80,127,384	$8	$26,123	$(264)	$1,523	$(2,616)	$24,774
Common stock issued for cash Common stock issued for cash	5,208,337	1	2,035	–	–	–	2,036
Common stock issued to settle litigation	1,718,750	–	825	–	–	–	825
Litigation settlement shares returned	(1,718,750)	–	(275)	–	–	–	(275)
Fair value of warrants issued to settle litigation	–	–	152	–	–		152
Fair value of warrants issued to consultant	–	–	27	–	–	–	27
Fair value of warrants issued with long-term debt	–	–	910	–	–	–	910
Common stock and warrants issued for parent company common stock	6,402,999	–	1,812	–	–	(1,018)	794
Common stock issued as compensation	994,500	–	99	–	–		99
Fair value of warrants issued to lender	–	–	24	–	–	–	24
Foreign currency translation adjustment	–	–	–	–	278	–	278
Unrealized loss on investment in available-for-sale securities	–	–	–	–	(184)	–	(184)
Advances to parent company, net	–	–	–	(2,586)	–	–	(2,586)
Net loss	–	–	–	–	–	(11,819)	(11,819)
Balance June 30, 2008	92,733,220	9	31,732	(2,850)	1,617	(15,453)	15,055
Sale of parent company common stock Common stock	–	–	337	505	–	–	842
Parent company common stock issued for parent company liabilities	–	–	(53)	193	–	(140)	–
Common stock retired	(13,722,112)	(1)	(2,122)	2,152	–	(29)	–
Common stock issued as compensation	4,451,229	–	310	–	–	–	310
Fair value of warrants issued to lender	–	–	15	–	–	–	15
Foreign currency translation adjustment	–	–	–	–	(2,283)	–	(2,283)
Reversal of unrealized loss on investment in available-for-sale securities	–	–	–	–	184		184
Net loss	–	–	–	–	–	(7,623)	(7,623)
Balance June 30, 2009	83,462,337	$8	$30,219	$–	$(482)	$(23,245)	$6,500

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

 AFTERSOFT GROUP, INC.
 Consolidated Statements of Cash Flows

(In thousands)	For the Years Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(7,623)	$(11,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,082	1,286
Debt discount and debt issuance cost amortization	699	412
Loss on disposition of property and equipment	-	16
Gain on sale of investment in non-marketable securities	-	(1,312)
Gain on write off of liabilities	(134)	-
Write down of investment in available – for- sale securities	4,723	-
Loss on settlements of amount due from parent company	-	1,091
Loss on sale of discontinued operations	-	26
Gain on modification of debt settlement	-	(123)
Fair value of stock and warrants issued for services and compensation	310	126
Fair value of warrants issued for debt waiver	-	24
Impairment of goodwill	850	8,170

Changes in assets and liabilities (net of the effect of acquisitions and divestitures):
Accounts receivable	1,079	(382)
Inventories	297	(37)
Prepaid expenses and other assets	183	(671)
Net advances to parent company relating to operating activities	-	(2,060)
Accounts payable	(852)	176
Taxes payable	329	151
Deferred revenue	78	172
Accrued expenses and other liabilities	(804)	1,884
Accrued litigation costs	-	(2,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	217	(4,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash sold in divestitures	-	(157)
Purchase of property and equipment	(213)	(383)
Proceeds from the sale of investment in non-marketable securities	-	2,000
Capitalized software development costs	(276)	(681)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(489)	779

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of parent company stock, net of cash issuance costs	842	2,036
Proceeds from long-term debt, net of cash issuance costs	500	4,359
Payments on long-term debt	(410)	(1,062)
NET CASH PROVIDED BY FINANCING ACTIVITIES	932	5,333

Effect of exchange rate changes	(961)	57
Net change in cash and cash equivalents	(301)	1,299

Cash and cash equivalents at beginning of year	1,964	665
Cash and cash equivalents at end of year	$1,663	$1,964

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
 Consolidated Statements of Cash Flows (Continued)

(In thousands)	For the Years Ended June 30,
	2009	2008
Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$841	$438
Income taxes	$873	$873

Non-cash investing and financing transactions during the year for :
Value of distributed shares	$29	$–
Value of retired shares	$2,123	$-
Shares issued for accrued litigation costs	-	825
Value of shares returned in revised litigation settlement	$-	$275

Value of warrants issued in revised litigation settlement	$-	$152
Gain on sale of Parent company common stock	$337
Value of warrants issued for amended debt covenants	$15
Issuance of debt for property, plant and equipment	$403	$–
Value of warrants issued related to debt issuance	$-	$910

Shares exchanged for parent company common stock:
Shares of Parent company common stock remitted in exchange for Parent company obligations	$193	$-
Parent company obligations assumed by Company	(140)	-
Loss on settlement of Parent company obligations	$53	$-
Value of parent company shares received	$-	$794
Deemed dividend to parent company	-	1,018
Value of Company shares exchanged	$-	$1,812
Shares of parent company common stock received in exchange for legal obligation	$-	$484
Shares of parent company common stock received in exchange for receivable from parent company	$-	$2,372
Divestiture of MMI (see Notes 2 and11):
Cash		$157
Accounts receivable		439
Inventory		6
Other		27
Current Assets		629
Property and equipment		156
Other long term assets		219
Goodwill		723
Intangible assets		2,242
Total Assets		3,969
Liabilities assumed		(1,739)
Net assets divested		2,230
Loss on disposal		$2,230

Divestiture of EXP (see Notes 2 and 11):
Accounts receivable		$1,050
Investments in available for sale securities		369
Current Assets		1,419
Goodwill		1,640
Total Assets		3,059
Liabilities assumed		(1,405)
Net assets divested		1,654
Proceeds received:
Investments in available for sale securities		2,334
Receivable from buyer		1,707
Gain on disposal		$2,387

Divestiture of note receivable of $865,000 for an investment in available for sale securities of $682,000 as part of the divestitures of EXP and MMI in fiscal year 2008 (see Note 3).

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Aftersoft Group, Inc. (“Aftersoft” or the “Company”) is a former subsidiary of Auto Data Network, Inc. (“ADNW”), a publicly traded company, the stock of which is currently traded on the pink sheets under the symbol ADNW.PK, although it is not current in its reporting obligations with the US Securities and Exchange Commission (“SEC”). On November 24, 2008, ADNW distributed a dividend of the 71,250,000 shares of Aftersoft common stock that ADNW owned at such time in order to complete the previously announced spin-off of Aftersoft’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the record date was entitled to receive 0.6864782 shares of Aftersoft's common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the record date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of Aftersoft’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, Aftersoft is no longer a subsidiary of ADNW.

Aftersoft is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited (“MAM”) is based in Sheffield, United Kingdom (“UK”) and Aftersoft Network, NA, Inc., (“ASNA”) has offices in the United States (“US”) in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio.  MAM Software Inc. has offices in Allentown, Pennsylvania.

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

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2009 and 2008, the Company did not have balances in excess of the FDIC insurance limits.   For banks outside of the United States, the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

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

No customer accounted for more than 10% of the Company’s accounts receivable and revenue as of and for the years ended June 30, 2009 and 2008.

Segment Reporting

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires public companies to report selected segment information in their quarterly and annual reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. As a result of the divestitures that occurred during fiscal 2008, the Company operates in only one segment.

Geographic Concentrations

The Company conducts business in the US, Canada and the UK. From customers headquartered in their respective countries, the Company derived 28% of its revenues from North America, and 72% from its UK operations during the year ended June 30, 2009 compared to 24% from the US and 76% from the UK for the year ended June 30, 2008. At June 30, 2009, the Company maintained 61% of its net property and equipment in the UK with the remaining 39 % in the US.   As of June 30, 2008, the Company maintained 21% of its net property and equipment in the UK and the remaining 79% in the US.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectibility of accounts receivable, the realizability of inventories, the fair value of investments in available-for-sale securities, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets, and the estimated value of warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued expenses and debt instruments. The carrying values of such instruments classified as current approximate their fair values as of June 30, 2009 and 2008 due to their short-term maturities.  The difference between the fair values and recorded values of long-term debt are not significant due to the lack of significant differential between current prevailing rates of similar instruments and the rates of the Company’s non-current instruments.

Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, for its financial assets and liabilities that require fair value reporting.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. and expands required disclosures about fair value measurements. SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Available-for-Sale Investments

The Company accounts for its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income (loss), net of tax.  The Company conducts periodic reviews to identify and evaluate investments that have indications of possible other-than-temporary impairment.  Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below the carrying value; the financial condition and near-term prospects of the issuer ; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. During the year ended June 30, 2009, the Company wrote down its investment in available for sale securities to $0 and recognized a loss of $4,723,000 because of an other-than-temporary impairment (see Note 4). The recognition of this impairment loss in the statement of operations resulted in the recognition of the previously unrealized loss of $184,000 for the year ended June 30, 2009. At June 30, 2008, investments consist of corporate stock with an unrealized loss of $184,000.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss is recorded for any goodwill that is determined to be impaired, which resulted in an impairment charge of $850,000 in fiscal 2009 and $8,170,000 impairment charge in fiscal 2008. The impairment loss relates to ASNA as a result of continuing operating losses and less optimistic operating forecasts. The estimated fair value of ASNA was determined using present value techniques. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

Balance July 1, 2007	$20,030,000
Effect of exchange rate changes	18,000
Impairment charges	(8,170,000)
Balance June 30, 2008	11,878,000
Effect of exchange rate changes	(1,480,000)
Impairment charges	(850,000)
Balance June 30, 2009	$9,548,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2009 and 2008, the Company’s management believes there is no impairment of its long-lived assets (other than goodwill discussed above). There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Issuance of Equity Instruments to Non-Employees

All issuances of the Company’s equity instruments to non-employees have been assigned a per share amount equaling either the market value of the equity instruments  issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the equity instruments on the dates issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123(R) “Share-Based Payment” requiring it to recognize expense related to the fair value of its share-based compensation awards over the applicable vesting period, subject to estimated forfeitures.

For valuing stock options awards under SFAS No. 123(R), the Company has elected to use the Black-Scholes valuation model, using the guidance in Staff Accounting Bulletin (“SAB”) No. 107 for determining its expected term and volatility assumptions. For the expected term, the Company uses a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants. SFAS 123(R) requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant US Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.

On June 12, 2008, the Company’s shareholders approved the Aftersoft Group Inc. 2007 Long-Term Stock Incentive Plan. The maximum aggregate number of shares of common stock that may be issued under the plan, including stock options, stock awards, and stock appreciation rights is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2009 and 2008 under this plan (see Note 10).

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

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2009 and 2008, advertising expense totaled $125,000 and $126,000, respectively.

Gain on Extinguishment of Liability

The Company realized $134,000 of income from the extinguishment of liabilities for the year ended June 30, 2009 due to the expiration of the statute of limitations related to such liabilities, which is included in other income.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $2,283,000 and $278,000 for the years ended June 30, 2009 and 2008, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2009 and 2008, the components of comprehensive income (loss) consist of foreign currency translation gains (losses) and unrealized gains (losses) on investments in available-for-sale securities.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). The Company adopted FIN 48 in its consolidated financial statements beginning in fiscal 2008 (See Note 8).

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the year. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. For the year ended June 30, 2009, a total of 21,798,135 common stock purchase warrants and debt convertible into 3,361,345 shares were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.  For the year ended June 30, 2008, a total of 20,798,135 common stock purchase warrants and debt convertible into 3,333,333 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation for the years ended June 30:

	2009	2008
Numerator for basic and diluted loss per share:
Net loss	$(7,623,000)	$(11,819,000)
Deemed distribution to parent company	(169,000)	(1,018,000)
Net loss available to common shareholders	$(7,792,000)	$(12,837,000)
Denominator for basic and diluted Loss per common share:
Weighted average number of shares of common stock outstanding	86,272,712	87,057,391

Net loss per common share available to common stockholders - basic and diluted	$(0.09)	$(0.15)

Recent Accounting Pronouncements

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

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is currently assessing and believes there will be an impact from the adoption of EITF 07-5 on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and ABP 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and ABP Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010.  The Company is currently assessing the impact there will be from the adoption of FSP 107-1 and ABP 28-1 on its consolidated results of operations and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company expects to adopt SFAS No. 161 on July 1, 2009. The Company is currently assessing the impact the adoption of SFAS No. 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company expects to adopt this standard with its September 30, 2009 interim report and does not expect the standard to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement is effective for interim or annual reporting periods ending after June 15, 2009.  The Company has evaluated subsequent events through September 25, 2009, which is the date the consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”   The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities.  The statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The Company expects to adopt this standard on July 1, 2010 and does not expect the standard to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162.”  The Codification will become the source of authoritative U.S. GAAP.  The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company expects to adopt this standard with the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2009 and does not expect the standard to have a material impact on its consolidated financial statements.

NOTE 2. ACQUISITIONS AND DIVESTITURES

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

On November 12, 2007, the Company divested EXP. Pursuant to the terms of the Share Sale Agreement (the “Agreement”), EU Web Services Limited (“EU Web Services”) agreed to acquire, and the Company agreed to sell, the entire issued share capital of EXP it then owned. In consideration of the sale, EU Web Services agreed to issue to the Company, within twenty-eight days from the Agreement’s execution, Ordinary 0.01 GBP shares in its parent company, First London Securities, PLC (“First London Securities”) having a fair market value of $3,000,000 at the date of issuance of such shares. The Company received 1,980,198 shares and recorded the investment at $2,334,000, which represented the bid price of the restricted securities received, and discounted the carrying value by 11%, as the shares cannot be liquidated for at least twelve months. The shares are included as investment in available for sale securities in the accompanying consolidated balance sheet (see Note 4). Further, the Agreement provided that the Company receive additional consideration in the form of: (i) Ordinary shares in EU Web Services having a fair market value of $2,000,000 as of the date issuance of, provided that EU Web Services is listed and becomes quoted on a recognized trading market within six (6) months from the date of the Agreement; or (ii) If EU Web services does not become listed within the time period specified, Ordinary shares in EU Web Services’ parent company having a fair market value of $2,000,000 as of the date of issuance. The Company originally recorded the receivable at $1,707,000. The Company recorded a gain of $2,387,000 on the sale of EXP which is included in sale of discontinued operations (see Note 11). The Company received 1,874,414 shares of First London Securities as payment for the $2,000,000 receivable.

The operations of EXP (including MMI, Anka and DSS) for the year ended June 30, 2008 have been reclassified and presented separately in the accompanying consolidated financial statements (see Note 11).

Dealer Software and Services Limited

On November 12, 2007 as part of the sale of EXP, a $865,000 note receivable from the fiscal 2007 sale of CSC was exchanged for 578,672 shares of First London Securities common stock having a fair value of $682,000. The transaction resulted in a loss of $183,000 and is included in sale of discontinued operations (see Note 11).

NOTE 3. TRANSACTIONS WITH FORMER PARENT COMPANY

From time to time payments were made by the Company to settle certain obligations of ADNW and recorded as advances to Parent Company. The advances were non-interest bearing and due on demand. ADNW had minimal operations, and as of December 31, 2007, agreed to exchange the balance due the Company for 16,000,000 common shares of ADNW. The Company recorded the net receivable at $2,372,000, which represented the bid price of the restricted securities to be received as of December 31, 2007, and discounted the carrying value by 11% or $188,000 because the shares could not be liquidated until the spinoff of the Company from ADNW was completed (pursuant to the distribution by ADNW of all of the Company’s shares it owned to its stockholders) under a registration statement declared effective by the SEC which, as of December 31, 2007, was expected to take approximately six months. The spin-off registration statement was declared effective by the SEC on November 5, 2008.  On November 24, 2008 (the “Dividend Distribution Date”), ADNW distributed the dividend of the 71,250,000 shares of the Company’s common stock that ADNW owned at such time in order to complete the spin-off of Aftersoft’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of the Company’s common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of the Company’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, the Company is no longer a subsidiary of ADNW (see Note 10).

For the quarter ended March 31, 2008, the Company reduced the carrying value of amount due from parent company by $800,000, which represents the reduction of the bid price of the restricted shares from December 31, 2007 and was recorded in general and administrative expenses in the consolidated statement of operations during such period.

ADNW attempted to settle an old outstanding obligation of ADNW of $775,000 with Mr. Blumenthal (see Note 9) for 4,400,000 shares of ADNW common stock. The value of the shares declined and Mr. Blumenthal elected not to accept the ADNW shares as full compensation, and later demanded that the Company settle ADNW’s liability with additional or different consideration. In April 2008, the Company accepted the 4,400,000 shares from ADNW valued at $484,000 in exchange for attempting to settle ADNW’s liability. The difference between the value of the ADNW shares and the amount of ADNW’s initial obligation of $291,000 was recorded as general and administrative expense in the consolidated statement of operations during such period. Upon further diligence and review of the matter during the quarter ended December 31, 2008, the Company determined that no contractual or transactional basis exists which would have resulted in the assumption of any liability in this regard.  Thus, the Company does not believe it has an enforceable legal obligation to further compensate Mr. Blumenthal.

In August 2009, the Company received correspondence from Mr. Blumenthal (see Note 9).

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

As a result of the above transactions at June 30, 2008, the Company owned approximately 27.6 million shares of ADNW’s common stock on a fully converted basis in the aggregate, representing 26.6% of ADNW’s common stock on a fully diluted basis on that date.

During the year ended June 30, 2009, the Company liquidated 5,231,622 common shares of ADNW for net proceeds of $842,000, and issued 2,000,000 common shares of ADNW in settlement of ADNW obligations (see Note 10). As a result of the Company’s ownership of certain ADNW securities, the Company received approximately 13,965,295 shares of its own common stock in connection with the spin-off dividend distribution.  On December 31, 2008, the Company retired 13,722,112 of the shares. The remaining 243,183 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.

As a result of the above transaction, the Company no longer owns any shares of ADNW stock and is no longer owed any monies from ADNW as of June 30, 2009.

NOTE 4. INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

The Company received a total of 4,433,284 shares of First London Securities from the sale of EXP (see Note 2). The shares are listed for trading on the London Plus Exchange but currently trading has been halted by the company.

The Company owns approximately 3% of First London Securities, wrote down its investment and recognized a loss of $4,723,000 because of an other-than-temporary impairment as of June 30, 2009. The recognition of this impairment loss in the statement of operations resulted in the reversal in other comprehensive loss of a previously  unrealized loss of $184,000 for the year ended June 30, 2009. At June 30, 2008, investments consist of corporate stock with an unrealized loss of $184,000.

Factors considered in determining whether impairments are other-than-temporary include (i) the length of time and extent to which fair value has been less than the amortized cost basis, (ii) the financial condition and near-term prospects of the investee and (iii) the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in market value.

In accordance with SFAS No. 157, the following table details the fair value measurements within the fair value hierarchy of the Company’s investments in available-for-sale securities (in thousands) using Level 3 Inputs:

Investment in available-for-sale securities under Level 3 classification as of March 31, 2009	$-
Transfers into Level 3	1,238,000
Write down of available – for- sale securities	(1,238,000)
Balance as of June 30, 2009	-

Because trading in the shares of First London Securities has been halted, the Company determined that it no longer could value the securities using Level 2, but required a Level 3 classification.  Fair value measurements using Level 3 inputs in the table above relate to the Company’s investments in available for sale securities, which are based on the Company’s inability to obtain current financial statements and the fact that trading in the shares of  First London Securities  has been halted.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2009	June 30, 2008
Leasehold improvements	$774,000	$574,000
Computer and office equipment	336,000	163,000
Equipment under capital leases	10,000	10,000
Furniture and equipment	275,000	357,000
	1,395,000	1,104,000
Less : Accumulated depreciation and amortization	(367,000)	(512,000)
	$1,028,000	$592,000

Depreciation and amortization expense on property and equipment for the years ended June 30, 2009 and 2008 was $180,000 and $118,000, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2009	June 30, 2008
Assets not subject to amortization:
Goodwill	$9,548,000	$11,878,000
Assets subject to amortization:
Completed software technology (9-10 years useful life)	$3,109,000	$3,389,000
Customer contracts / relationships (10 years useful life)	3,770,000	3,909,000
Automotive data services (20 years useful life)	323,000	391,000
	7,202,000	7,689,000
Less : Accumulated amortization	(3,636,000)	(3,105,000)
Amortizable intangible assets, net	$3,566,000	$4,584,000

Software development costs	$3,083,000	$3,263,000
Less : Accumulated amortization	(1,392,000)	(1,545,000)
Software development costs, net	$1,691,000	$1,718,000

For the years ended June 30, 2009 and 2008, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $902,000 and $1,168,000, respectively.

Estimated future amortization of software development costs and intangibles is as follows:

Years Ending June 30,
2010	$1,130,000
2011	760,000
2012	760,000
2013	760,000
2014	760,000
Thereafter	1,087,000
Total	$5,257,000

NOTE 7. LONG-TERM DEBT

Long-term debt consists of the following as of June 30, 2009 and June 30, 2008:

	June 30, 2009	June 30, 2008
ComVest term loan, net of debt discount of $303,000 and $756,000	$4,697,000	$4,244,000
ComVest revolver	1,000,000	500,000
Secured notes	388,000	-
McKenna note	150,000	497,000
Homann note	63,000	125,000
Other notes	13,000	15,000
	6,311,000	5,381,000
Less current portion	(1,598,000)	(598,000)
Long term portion	$4,713,000	$4,783,000

Future maturities of long-term debt (excluding debt discount) at June 30, 2009 are as follows:

Years Ending June 30,
2010	$1,598,000
2011	4,832,000
2012	82,000
2013	82,000
2014	20,000
Total	$6,614,000

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

As of June 30, 2008, in connection with obtaining a waiver for a violation of loan covenants, the Company and ComVest amended the loan agreement and modified certain covenants. The cash flow ratio coverage was reduced and the lender agreed to extend from January 1, 2009 until January 1, 2010 the start of the loan amortization. As part of the amendment, ComVest required the Company to reduce the exercise price from $0.39 to $0.11 for 2,000,000 warrants held by ComVest (see below). The incremental fair value of the modified warrants is $15,000, which will be recorded as an additional debt discount and amortized over the remaining life of the term loan pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

As of December 31, 2008, in connection with obtaining a waiver for violation of certain loan covenants, the Company and ComVest agreed to increase the interest on the $1,000,000 Credit Facility (described below) from 9.5% to 11%. The Company reviewed EITF 96-19, and the amendment did not meet the requirements of a Modification or Exchange of Debt Instruments, therefore no adjustment to the financial statements was required.

Pursuant to a waiver and amendment, the annual interest rate was restored to 9.5% as the Company became compliant with the covenant as of the close of the quarter ended on March 31, 2009. After obtaining the above waivers, the Company is not in violation of any loan covenants at June 30, 2009 and June 30, 2008.

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

In connection with the Credit Facility, the Company issued a Revolving Credit Note (the “Credit Note”) payable to ComVest in the principal amount of $1,000,000, bearing interest at a rate per annum equal to the greater of (a) the prime rate, as announced by Citibank, N.A. from time to time, plus two percent (2%), or (b) nine and one-half percent (9.5%). The interest rate as of December 31, 2008 was increased from 9.5% to 11% in connection with obtaining a waiver from ComVest for violation of certain loan covenants  described above).  As of April 1, 2009, the Company was in compliance with the loan covenants and the interest was reduced from 11% to 9.5%. The applicable interest rate will be increased by four hundred (400) basis points during the continuance of any event of default under the Loan Agreement. Interest will be computed on the daily unpaid principal balance and is payable monthly in arrears on the first day of each calendar month commencing January 1, 2008. Interest is also payable upon maturity or acceleration of the Credit Note.

Effective April 22, 2009, the Company and ComVest amended the loan agreement and modified certain covenants relating the the required ratio of (a) Earnings Before Interest, Depreciation, and Amortization, minus capital expenditures incurred to (b) debt service (all interest and principal payments) (“Debt Service”) (the “EBIDA Ratio”) contained in the Loan Agreement (the “Covenant”).  Pursuant to the April 22, 2009 Amendment, the Covenant requires  that the applicable minimum EBIDA Ratio be met as of the end of the quarter for such quarter.  Prior to the April 22, 2009 Amendment, the Covenant required that the applicable minimum EBIDA Ratio be met as of the end of each quarter of any fiscal year for the four (4) consecutive quarters then ended.

The minimum EBITA Ratios themselves were not modified by the April 22, 2009 Amendment, and remain at 0.50:1.00 for the quarter ended June 30, 2009 and 1.25:1.00 for the quarter ended on or after September 30, 2009.

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

At June 30, 2009 the Company had  drawn down the $1,000,000 Credit Facility in full.  The interest rate at June 30, 2009 was 9.5%.

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

As amended (see ComVest Loan Agreement” above), the Term Note is repayable in 11 equal monthly installments of approximately $208,000, payable on first day of each calendar month commencing January 1, 2010, through November 1, 2010, with the balance of $2,708,000 due on November 30, 2010.

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

The expenses of this financing were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were allocated between debt issuance costs and debt discount. The debt issuance costs of $478,000 were recorded on the date of entering into the agreement in other assets in the accompanying consolidated balance sheets and are being amortized and charged to interest expense over the term of the loan using the effective interest method. The balance of the debt issuance costs was approximately $136,000 as of June 30, 2009. A debt discount of $163,000 was recorded in the consolidated balance sheet on the date of entering into the agreement as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method. The balance of the debt discount was approximately $48,000 as of June 30, 2009.

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

The Company has also granted certain registration rights and piggyback registration rights to the holder(s) of the securities underlying the Term Note and Warrants. The registration for the sale of the securities underlying the Term Note and Warrants was declared effective by the Securities and Exchange Commission on May 1, 2009.

The Company issued warrants to purchase 250,000 shares of common stock as compensation for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $42,000 using a Black Sholes valuation model and are included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a six-year life.

Amortization of debt discount was $453,000 and amortization of debt issuance costs was $246,000 for the year ended June 30, 2009. Amortization of debt discount was $275,000 and amortization of debt issuance costs was $137,000 for the year ended June 30, 2008.  The unamortized balance of the debt discount related to the warrants was $255,000 as of June 30, 2009.

Homann Note

The Company has a note payable to Homann Tire LTD (“Homann”) in the original amount of $125,000, bearing interest at 8% per annum and originally due April 29, 2009 (see Note 9). The terms of the note include interest only payments of $833 per month. A principal payment of $25,000 was made in April 2007. The remaining balance of $125,000 was payable in April 2009.   On April 3, 2009, the Company amended the payment terms and has agreed to repay the note in six monthly installments of $21,450 which includes interest at 10%.  The Company reviewed EITF 96-19 and the amendment did not meet the requirements of a Modification or Exchange of Debt Instruments, therefore no adjustment to the financial statements was required. As of June 30, 2009 the outstanding balance was $63,000.

McKenna Note

The Company issued an unsecured note payable to Mr. A. McKenna in the original amount of $825,000, due July 2009, with interest at 8% per annum, in 24 monthly installments of $37,313 including interest (see Note 9). The Company is currently paying $18,650 per month including interest pursuant to the current payment schedule and the note will be fully paid by March 2010.  In February 2009, the Company orally advised Mr. McKenna that it would reduce the monthly payment to the current $18,650 per month, but there is no written amendment to the note between the Company and Mr. McKenna.  Since February 2009, the note holder has accepted the reduced monthly payments, and has not notified the Company of any violations of the terms and conditions of the payment agreement. The Company expects to satisfy this obligation from free cash flow.

Secured Notes

The Company has secured notes totaling $388,000 payable over 24 to 60 months with monthly payments of $4,137 and quarterly payments of $6,278.  The notes bear interest rates of 5.49% to 9.54% and are secured by leasehold improvements and equipment with a carrying value of $398,000.

NOTE 8. INCOME TAXES

The Company adopted the provisions of FIN 48 on July 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. There is no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at June 30, 2009 and 2008, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended June 30, 2009 and 2008.

The Company is subject to taxation in the US, UK and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the US and state tax authorities due to the carry forward of unutilized net operating losses.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations, or cash flows. At June 30, 2009, the Company had net US deferred tax assets of $4.0 million. Due to uncertainties surrounding the Company’s ability to generate future US taxable income to realize these assets, a full valuation allowance has been established to offset the net US deferred tax asset. Additionally, the future utilization of the Company’s Federal and California net operating loss credit carry forwards (“NOLs”) to offset future taxable income maybe subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not analyzed any NOLs from the acquired subsidiaries to determine the maximum potential future tax benefit that might be available, nor has it performed a Section 382 analysis to determine the limitation of the NOLs. Until these analyses have been performed, the Company has reduced its deferred tax assets by approximately $5.4 million to only account for NOLs generated in the US since the dates of ADNW’s acquisitions of the subsidiaries (totaling approximately $8.6 million) in its deferred tax asset schedule (see below) and has recorded a corresponding decrease to its valuation allowance. When these analyses are finalized, the Company plans to update its unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

At June 30, 2009, the Company had Federal and California income tax NOLs of approximately $8.6 million since the date ADNW acquired the subsidiaries. The Federal and California NOLs expire at various dates through 2029 and 2019, respectively, unless previously utilized. At June 30, 2009, the Company had UK income tax NOLs of approximately $1.0 million that can be carried forward indefinitely until utilized.

The change in the valuation allowance is primarily attributable to the removal of the deferred tax assets related to the NOLs, offset by the change in the current year net deferred tax assets.

The provision for income taxes consists of the following for the years ended June 30, 2009 and 2008:

	US Federal	US State	UK Corporate	Total
2009
Current	$-	$-	$386,000	386,000
Deferred	-	-	-	-
Total	$-	$-	$386,000	386,000

2008
Current	$-	$-	$873,000	$873,000
Deferred	-	-	-	-
Total	$-	$-	$873,000	$873,000

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets consist of the following at June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Deferred tax assets:

Net operating loss carry-forwards	$3,729,000	$2,200,000
Unrealized loss on available-for-sale securities	1,889,000	-
Deferred revenue	145,000	392,000
Reserves and accruals	124,000	580,000
Total deferred tax assets	5,887,000	3,172,000

Deferred tax liabilities:
Other acquired amortizable intangibles	(1,426,000)	(1,558,000)
Software development costs	(482,000)	(584,000)
Depreciation and amortization	(116,000)	(100,000)
State taxes	-	(56,000)
Total deferred tax liabilities	(2,024,000)	(2,298,000)

Valuation allowance	(4,743,000)	(1,754,000)
Net deferred tax liabilities	$(880,000)	$(880,000)

The provision (benefit) for income taxes for the years ended June 30, 2009 and 2008 differs from the amount computed by applying the US federal income tax rates to net loss from continuing operations before taxes as a result of the following:

	June 30,
	2009	2008
Taxes at statutory rates applied to loss from continuing operations before taxes	$(2,460,000)	$(3,717,000)
State taxes, net of federal effect	(462,000)	(180,000)
Non-deductible goodwill impairment	340,000	3,268,000
Other net	82,000	2,000

Differential in UK corporate tax rate	(103,000)	(100,000)
Income generated in tax-free location	-	(446,000)
Change in valuation allowance	2,989,000	2,046,000
Total adjustments	2,846,000	4,590,000
Provision for income taxes	$386,000	873,000

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

(2)
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

On August 21 2009, the Company’s counsel received two notifications on behalf of the Company from Mr. Blumenthal’s counsel.  One letter makes certain demands on the Company in respect of Mr. Blumenthal’s sale of the software program VAST to one of the Company’s predecessor organizations, and asserts that the Company owes Mr. Blumenthal $936,776.20.  The second letter asserts certain rights of Mr. Blumenthal with respect to his employment with the Company and asserts that the Company owes Mr. Blumenthal approximately $136,612.00. The Company is currently reviewing the substance of the letters and has not yet formed a conclusion regarding the merits of Mr. Blumenthal’s claims, the merits of any defenses that the Company may have or any counterclaims the Company may have. The Company has begun initial discussions with Mr. Blumenthal’s attorneys, but is unable to predict how successful such discussions will be, or whether formal litigation will be filed or the outcome of any litigation, if filed.

(3)
Homann Tire LTD (“Homann”) filed a complaint against the Company’s subsidiary ASNA (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company’s obligations pursuant to a software license agreement that it entered into with Homann on October 18, 2002.

The Company started to implement the system but full installation was never completed and Homann moved to another system six months later. During depositions pursuant to this case, the Company negotiated an agreement with Homann on March 29, 2007. The terms of the agreement provide for a settlement payment to Homann of $150,000 bearing interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 was payable in April 2009.  On April 3, 2009, the Company amended the payment terms and has agreed to repay the note in six monthly installments of $21,450 which included interest at 10%.  The Company expects to be able to repay this obligation from free cash flow (see Note 7).

(4)
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

The Company has agreed to indemnify ComVest and its directors, officers, employees, attorneys and agents against, and to hold ComVest and such persons harmless from, any and all losses, claims, damages and liabilities and related expenses, including reasonable counsel fees and expenses, they may incur, arising out of, related to, or as a result of, certain transactions or events in connection with the Credit Facility and Term Loan (See Note 7).

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through October 2028. Terms of the leases provide for monthly payments ranging from $500 to $15,300. For the years ended June 30, 2009 and 2008, the Company incurred rent expense totaling approximately $586,000 and $573,000, respectively. Future annual minimum payments under non-cancelable operating leases are as follows:

Years Ending June 30,
2010	$749,000
2011	684,000
2012	403,000
2013	367,000
2014	371,000
Thereafter	3,317,000
$5,891,000

Other Agreements

The Company has engaged Commonwealth Associates LP (“Commonwealth”) as its consultant and exclusive merger and acquisitions advisor pursuant to a Consulting Agreement dated June 3, 2008 (the “Consulting Agreement”). Commonwealth and ComVest are entities that are under common control. The Consulting Agreement is for an initial term of 24 months, and provides that Commonwealth will (i) be issued warrants to purchase up to 3,000,000 shares of the Company’s common stock, which will be exercisable for 5 years at a price of $0.30 per share, or the effective price for the Company’s shares resulting from the sale of approximately 28,631,622 shares of ADNW’s common stock with respect to which Commonwealth may act as placement agent (see Note 10), whichever is lower, and will contain anti-dilution protection and a cashless exercise feature with respect to one-half of the warrants; (ii) receive $15,000 per month for 18 months for its advisory services beginning June 3, 2008 and (iii) receive a fee in connection with a  Merger or Acquisition transaction equal to 5% of the aggregate consideration paid or received by the Company. During the year ended June 30, 2009, the Company paid $45,000 in advisory services to Commonwealth, and recorded a liability for unpaid fees of $135,000 (see Note 12).

Employment Agreements

Effective as of December 1, 2008 (the “Effective Date”), upon the approval of our Board of Directors, We entered into employment agreements with each of Ian Warwick, our President and Chief Executive Officer, Charles F. Trapp, our Executive Vice President and Chief Financial Officer, and Simon Chadwick, our Executive Vice President and Chief Operating Officer.

Ian Warwick Employment Agreement

The Employment Agreement with Mr. Warwick (the “Warwick Agreement”) is for an initial term of two and one-half years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Warwick or us. Mr. Warwick will receive an annual base salary of $300,000, payable in U.S. dollars. The annual salary is increased to $350,000 upon our achievement of a market capitalization goal of $50 million for at least 25 consecutive trading days. The terms of the Warwick Agreement also entitles Mr. Warwick, a United Kingdom resident, to a make-whole payment that will restore him to the British Pound Sterling equivalent that existed on the Effective Date in the event that the value of the U.S. Dollar relative to the British Pound Sterling increases such that his base salary is reduced, as a result of such currency translation, by 10% or more (the “Make-Whole Payment”).

The Warwick Agreement also provides for an appointment to our Board of Directors, on which Mr. Warwick already serves.

Mr. Warwick is eligible for a performance-based annual cash incentive bonus of up to 150% of his base salary in any fiscal year depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by our Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2009, with respect to Mr. Warwick’s potential incentive bonus for fiscal 2009.

 In addition, Mr. Warwick is entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of our LTIP. Pursuant to the Warwick Agreement, Mr. Warwick is to be awarded two grants of 3-year performance share unit awards under the LTIP, each for 500,000 performance share units as a base objective, with 30% of the award vesting in the first year of the grant provided that the base target for that year is met, 30% of the award vesting in the second year of the grant provided that the base target for the second year is met, and 40% of the award vesting in the third and final year of the grant provided that the base target for the third year is met (“Performance Share Units”). The performance measures for these awards, which have been set by the Compensation Committee, are based on increases in our earnings per share (“EPS”) and return on invested capital (“ROIC”). Further, with respect to both awards in each grant year, (i) if the Company’s results amount to less than 80% of the established target(s), none of the awards will vest; (ii) if the Company’s results are equal to 80% of the established target(s), 50% of the award will vest; (iii) if the Company’s results are equal to 100% of the established target(s), 100% of the award will vest; and (iv) if the Company’s results are equal to or better than 120% of the established target(s), 150% of the award will vest. Results between these established parameters will be interpolated.

The Warwick Agreement also entitles Mr. Warwick to be granted options to purchase 300,000 shares of our common stock under the LTIP. These options will vest as to one-third of the award on each of the first three anniversaries of the grant date, at a strike price of $0.75, $1.00 and $1.25, respectively. The options expire ten years from the grant date.

The Warwick Agreement provides that in the event Mr. Warwick’s employment is terminated for Good Reason, for any reason other than for Cause, Death or Disability or for Good Reason during the 30-day period immediately following the first anniversary of the Effective Date (the “Window Period”), he is entitled to, among other things, a severance payment equal to his 12 months base salary. In addition, under such circumstances, all of Mr. Warwick’s stock options, stock appreciation rights and restricted stock will immediately vest and be payable in shares of our common stock and all of his performance share units that would vest in the course of any fiscal year shall vest on a pro rata basis.

Charles F. Trapp Employment Agreement

The Employment Agreement with Mr. Trapp (the “Trapp Agreement”) is for an initial term of one year from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Trapp or us. Mr. Trapp will receive an annual base salary of $220,000, payable in U.S. dollars. Mr. Trapp is eligible for a performance-based annual cash incentive bonus of up to 150% of his base salary in any fiscal year depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2009, with respect to Mr. Trapp’s potential incentive bonus for fiscal 2009.

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP. Mr. Trapp will be awarded two grants of 3-year Performance Share Unit awards under the LTIP, each for 300,000 performance share units as a base objective, with the same terms, performance targets and metrics as Mr. Warwick’s Performance Share Unit awards described above. Mr. Trapp also will be granted options to purchase 100,000 shares of our common stock under the LTIP. These options will vest as to one-third of the award on each of the first three anniversaries of the grant date, at a strike price of $0.75, $1.00 and $1.25, respectively. The options expire ten years from the grant date.

The Trapp Agreement provides that in the event Mr. Trapp’s employment is terminated for Good Reason, for any reason other than for Cause, Death or Disability or for Good Reason during the Window Period, Mr. Trapp is entitled to, among other things, a severance payment equal to his 12 months base salary, all of Mr. Trapp’s stock options, stock appreciation rights and restricted stock shall immediately vest and be payable in shares of our common stock and all of his performance share units that would vest in the course of any fiscal year shall vest on a pro rata basis.

Simon Chadwick Employment Agreement

The Employment Agreement with Mr. Chadwick (the “Chadwick Agreement”) is for an initial term of two years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Chadwick or us. Mr. Chadwick will receive an annual base salary of $225,000, payable in U.S. dollars. The terms of the Chadwick Agreement also entitles Mr. Chadwick, a United Kingdom resident, to a Make-Whole Payment consistent with the one awarded to Mr. Warwick.

The Chadwick Agreement also provides for an appointment to our Board of Directors, on which he already serves.

Mr. Chadwick is eligible for a performance-based annual cash incentive bonus of up to 150% of his base salary in any fiscal year depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2009, with respect to Mr. Chadwick’s potential incentive bonus for fiscal 2009.

In addition, Mr. Chadwick is entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of the LTIP. Mr. Chadwick will be awarded two grants of 3-year Performance Share Unit awards under the LTIP, each for 400,000 performance share units as a base objective, with the same terms, performance targets and metrics as Mr. Warwick’s and Mr. Trapp’s Performance Share Unit awards described above. The Chadwick Agreement also grants Mr. Chadwick options to purchase 200,000 shares of our common stock under the LTIP. These options will vest as to one-third of the award on each of the first three anniversaries of the grant date, at a strike price of $0.75, $1.00 and $1.25, respectively. The options expire ten years from the grant date.

In the event Mr. Chadwick’s employment is terminated for Good Reason, for any reason other than for Cause, Death or Disability or for Good Reason during the Window Period, Mr. Chadwick is entitled to, among other things, a severance payment equal to his 12 months base salary, all of Mr. Chadwick’s stock options, stock appreciation rights and restricted stock shall immediately vest and be payable in shares of our common stock and all of his performance share units that would vest in the course of any fiscal year shall vest on a pro rata basis.

The Company did not incur an incentive bonus liability for these employment agreements and did not grant any performance share unit awards or options under these employment agreements during the year ended June 30, 2009.

NOTE 10. STOCKHOLDERS’ EQUITY

On July 5, 2007, the Company issued 5,208,337 shares of common stock and an equivalent number of warrants with strike price of $1.00 to investors in connection with a private placement of common stock and warrants to purchase common stock. The net proceeds from this transaction amounted to $2,036,000.

On August 1, 2007 the Company issued 1,718,750 shares of common stock and 1,718,750 warrants to purchase shares of common stock at $0.48 per share to Mr. McKenna in partial settlement of the outstanding litigation costs (see Note 9). These shares were valued at the issue price of the private placement on the date of the transaction of $0.48 per share, totaling $825,000, and the warrants were valued using the Black-Scholes pricing model, totaling $412,000. In November 2007, the parties amended the settlement agreement by having Mr. McKenna return the 1,718,750 shares and the Company issuing an additional 1,718,750 warrants to purchase common stock at $0.48 per share. The fair value of the shares received back was $275,000 and the new warrants were valued at $152,000 using a Black Scholes valuation model. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a 4.5 year life. The Company realized a net reduction in litigation settlement expenses of $123,000 for the year ended June 30, 2008.

On May 13, 2008, the Compensation Committee of the Board of Directors approved restricted stock awards of an aggregate of 2,985,000 shares of its common stock to certain employees, a corporate officer and three outside directors in respect of services previously rendered. The shares vest as follows: 34% of the shares vested immediately on the date of grant, and the remaining 66% of the shares will vest in three equal installments on each of the first, second and third anniversaries of the grant date. The Company issued 994,500 shares of common stock that were fully vested on the date of grant.  The Company did not receive any consideration and recorded an expense of $99,450.  On May 13, 2009, the Company issued 514,500 additional shares that were fully vested and recognized an expense of $18,008 based on the market price on the date of issuance.  During the year ended June 30, 2009, the Company cancelled 396,000 previously-approved restricted stock awards.

On July 3, 2008, the Company sold to an investor group, 5,231,622 shares of ADNW common stock for $889,000 before fees and expenses. The Company incurred cash expenses and fees of approximately $48,000 and agreed to issue to Commonwealth five-year warrants to purchase for $0.30 per share 1,000,000 shares of common stock (see Note 9). The warrants were valued at $137,978 using a Black-Scholes valuation model, with a risk free interest rate of 1.84%, a volatility of 117% and a five-year life. This transaction resulted in a gain of $337,000, which is recorded as an increase to additional paid-in capital (see Note 3).

During the quarter ended September 30, 2008, the Company approved the issuance of 483,000 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan.  The shares will be issued over a three year period.  On October 6, 2008, the Company issued 47,890 shares of these awards, which were valued at $7,184.  On January 6, 2009, the Company issued 31,955 shares of these awards, which were valued at $2,876. On April 6, 2009, the Company issued 34,639 shares of these awards, which were valued at $1,386.

During the quarter ended September 30, 2008, the Company reached an agreement with three creditors of ADNW, and issued them 2,000,000 shares of ADNW common stock owned by the Company in satisfaction of certain obligations of ADNW totaling $140,000. At the time of settlement, the ADNW shares were trading at less than the carrying value of the shares held by the Company, and the Company incurred a loss of $53,000 on the settlement, which is recorded as a reduction to additional paid-in-capital.

On October 6, 2008, the Company issued 35,000 shares of common stock to a director, which were valued at $8,750.

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

As a result of the Company’s ownership of certain ADNW securities, the Company received approximately 13,965,295 shares of its own common stock in connection with the spin-off dividend distribution.  On December 31, 2008, the Company retired 13,722,112 of the shares. The remaining 243,112 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.  The value of these shares of approximately $29,000 was recorded as a distribution.

On May 13, 2009, the Company issued 1,615,370 shares of common stock to certain directors and officers in lieu of deferred fees and salaries, which were valued at the $56,538.

On June 30, 2009, the Company issued 2,171,875 shares of common stock to certain directors and employees in lieu of salaries, which were valued at the $217,188.

Warrants:

At June 30, 2009, the Company has the following warrants outstanding:

Issuance of warrants in connection with the ComVest Loan Agreement (see Note 7):
ComVest	5,083,333
Other	250,000
5,333,333
Issuance of warrants to a service provider (valued at $27,000)	155,549
Issuance of warrants in McKenna settlement (see Note 9 and above)	3,437,500
Issuance of warrants to investors in private placement (see above)	5,208,337
Issuance of warrants Commonwealth in private placement (see above)	1,000,000
Issuance of warrants to placement agent in private placement	260,417
Issuance of warrants to Lewis Global Funds (see Note 3)	6,402,999
Total issued	21,798,135

The outstanding warrants have an exercise price ranging from $0.11 to $1.00 and remaining life of 2.6 years to 4.9 years. The weighted average exercise price is $0.70 per share and the weighted remaining life is 4.11 years.

NOTE 11. DISCONTINUED OPERATIONS

The sale of MMI resulted in a loss of sale of discontinued operations (in fiscal 2008) as follows (in thousands):

Cash	$157
Accounts receivable	439
Inventories	6
Other	27
Current Assets	629
Property and equipment	156
Other long term assets	219
Goodwill	723
Amortizable intangible assets, net	2,242
Total Assets	3,969
Liabilities assumed	(1,739)
Net assets divested	2,230
Proceeds	-
Loss on disposal	$(2,230)

The sale of EXP resulted in a gain on the sale of discontinued operations (in fiscal 2008) as follows (in thousands):

Accounts receivable	$1,050
Investments in available-for-sale securities	369
Current Assets	1,419
Goodwill	1,640
Total Assets	3,059
Liabilities assumed	(1,405)
Net assets divested	1,654
Proceeds - value of shares and receivable (see Note 3)	4,041
Gain on disposal	$2,387

Included in discontinued operations of the Company are the following results of EXP, including MMI (in thousands):

For the Period July 1, 2007 until the Date of Sale
Revenue	$1,670
Cost of sales and operating expenses	1,657
Income from operations	13
Other expense	-
Income taxes	-
Net income, net of taxes	$13

NOTE 12. SUBSEQUENT EVENTS

 On July 6, 2009, the Company issued 36,537 shares of common stock to certain directors, which were valued at the $4,855 and remitted income tax deposits in the amount of $836 for certain directors.

On August 3, 2009, the Company amended the financial advisory agreement and agreed to pay Commonwealth $35,000 in August, and $25,000 in September and October of 2009, in full satisfaction of the $135,000 liability (see Note 9).  The August and September payments have been made and when the final payment for October is satisfied the Company will record a gain of $50,000 which will be included in the quarter ending September 30, 2009.

During the quarter ending September 30, 2009, the Company approved the issuance of 1,131,818 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan.  The shares vest over a three-year period.  No shares have been issued as of September 25, 2009.

On September 23, 2009, Gerald Czarnecki was appointed to serve as the Company’s Chairman of the Board following the resignation of Ian Warwick as Chairman on the same date.  Mr. Warwick will continue to serve as the Company’s Chief Executive Officer and a director on the Company’s Board of Directors.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of Aftersoft Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

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

10.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2007).

10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2007).

10.6	Settlement and Release Agreement between ASNA and Aidan J. McKenna (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 6, 2007).

10.7
Share Sale Agreement, dated November 12, 2007, between EU Web Services, Ltd., as Purchaser, Aftersoft Group, Inc., as Vendor, and EXP Dealer Software Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed November 16, 2007)

10.8
Revolving Credit and Term Loan Agreement dated as of December 21, 2007, by and between ComVest Capital LLC, as Lender, and Aftersoft Group, Inc., as Borrower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.9	Revolving Credit Note dated December 21, 2007 in the principal amount of $1,000,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.10	Convertible Term Note, dated December 21, 2007 in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.11
Collateral Agreement dated as of December 21, 2007 by and among Aftersoft Group, Inc., Aftersoft Network, N.A. Inc., MAM Software Ltd., Aftersoft Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., and ComVest Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.12
Guaranty Agreement dated December 21, 2007 by Aftersoft Network, N.A. Inc., MAM Software Ltd., Aftersoft Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., in favor of ComVest Capital LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.13	Form of Validity Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.14
Warrant, dated as of December 21, 2007, to Purchase 1,000,000 Shares of Common Stock of Aftersoft Group, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.15
Warrant, dated as of December 21, 2007, to purchase 2,000,000 Shares of Common Stock of Aftersoft Group, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.16
Warrant, dated as of December 21, 2007, to purchase 2,083,333 Shares of Common Stock of Aftersoft Group, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.17
Registration Rights Agreement dated as of December 21, 2007 by Aftersoft Group, Inc. for the benefit of the holders (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.18	2007 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit D of the Company’s revised Definitive Proxy Statement filed on May 19, 2008).

10.19	Employment Agreement dated as of December 1, 2008 between the Company and Ian Warwick (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.20
Employment Agreement dated as of December 1, 2008 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.21	Employment Agreement dated as of December 1, 2008 between the Company and Simon Chadwick (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.22	May 15, 2008 Waiver and Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.23	September 23, 2008 Waiver and Amendment (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.24	February 10, 2009 Waiver and Amendment (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.25	April 22, 2009 Amendment (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed April 23, 2009).

10.26
Consulting Agreement with Commonwealth Associates LP dated June 3, 2008 (incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1/A filed on April 3, 2009).

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