Form 10-Q
period 2009-09-30
Aftersoft Group
filed 2009-11-12
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009

or

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
(Address of principal executive offices)(Zip code)

011 44 124 431 1794
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

Yes ☐ No ☒

The registrant has 83,773,264 shares of common stock outstanding as of November 12, 2009.

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

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-5

AFTERSOFT GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$829	$1,663
Accounts receivable, net of allowance of $148 and $87	3,255	2,154
Inventories	360	318
Prepaid expenses and other current assets	435	507
Total Current Assets	4,879	4,642

Property and Equipment, Net	1,010	1,028

Other Assets
Goodwill	9,290	9,548
Amortizable intangible assets, net	3,345	3,566
Software development costs, net	1,656	1,691
Other long-term assets	128	179
Total Assets	$20,308	$20,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,906	$1,386
Accrued expenses and other	2,580	3,162
Payroll and other taxes	261	278
Derivative liabilities	521	-
Current portion of long-term debt	2,092	1,598
Current portion of deferred revenue	430	482
Taxes payable	624	708
Total Current Liabilities	8,414	7,614

Long-Term Liabilities
Deferred revenue, net of current portion	508	748
Deferred income taxes	846	880
Long-term debt, net of current portion and debt discount	4,027	4,713
Other	194	199
Total Liabilities	13,989	14,154

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock:
Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock:
Par value $0.0001 per share; 150,000,000 shares authorized, 83,647,999 and 83,462,337 shares issued and outstanding, respectively	8	8
Additional paid-in capital	29,371	30,219
Accumulated other comprehensive loss	(356)	(482)
Accumulated deficit	(22,704)	(23,245)
Total Stockholders' Equity	6,319	6,500

Total Liabilities and Stockholders' Equity	$20,308	$20,654

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008

Revenues	$6,212	$5,845
Cost of revenues	2,947	2,755
Gross Profit	3,265	3,090

Operating Expenses
Research and development	844	785
Sales and marketing	644	599
General and administrative	905	1,505
Depreciation and amortization	282	268
Total Operating Expenses	2,675	3,157

Operating Income (Loss)	590	(67)

Other Income (Expense)
Interest expense	(378)	(372)
Gain on settlement of liability	50	-
Change in fair value of derivative liabilities	38	-
Other, net	-	2
Total other expense, net	(290)	(370)

Income (loss) before provision for income taxes	300	(437)

Provision for income taxes	220	115

Net income (loss)	80	(552)

Unrealized loss on investments in available-for-sale securities	-	(748)
Foreign currency translation gain (loss)	126	(1,048)
Total comprehensive income (loss)	$206	$(2,348)
Income (loss) per share attributed to common stockholders: basic and diluted
Basic	$-	$(0.01)
Diluted	$-	$(0.01)
Weighted average shares outstanding:
Basic	83,496,491	92,733,220
Diluted	83,496,491	92,733,220

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008

Cash flows from operating activities :
Net income (loss)	$80	$(552)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	282	268
Debt discount and debt issuance cost amortization	120	200
Gain on settlement of liability	(50)	-
Deferred income taxes	(34)	-
Change in fair value of derivative liabilities	(38)	-
Fair value of stock issued for services	20	-
Changes in assets and liabilities
Accounts receivable	(1,101)	96
Inventories	(42)	267
Prepaid expenses and other assets	72	34
Accounts payable	570	(717)
Payroll and other taxes payable	(84)	35
Deferred revenue	(292)	(205)
Accrued expenses and other liabilities	(604)	(828)
Net cash used in operating activities	(1,101)	(1,402)

Cash flows from investing activities :
Purchase of property and equipment	(32)	(86)
Capitalized software development costs	(32)	(13)
Net cash used in investing activities	(64)	(99)

Cash Flows from financing activities :
Proceeds from sale of Parent company common stock, net of cash issuance costs	-	841
Payments on long-term debt	(109)	(102)
Net cash provided by (used in) financing activities	(109)	739

Effect of exchange rate changes	440	(255)
Net decrease in cash and cash equivalents	(834)	(1,017)

Cash and cash equivalents at beginning of period	1,663	1,964
Cash and cash equivalents at end of period	$829	$947

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008

Supplemental disclosures of cash flow information
Cash paid during the period for :
Interest	$205	$193
Income taxes	$115	$95

Cumulative effect to retained earnings due to adoption of EITF 07-5	$461	-

Cumulative effect to additional paid-in-capital due to adoption of EITF 07-5	$868	$-

Value of warrants issued for amended debt covenants	$-	$15

Gain on sale of Parent company common stock	$-	$337

Shares of Parent company common stock remitted in exchange for Parent company obligations	$-	193
Parent company obligations assumed by Company	-	$(140)
Loss on settlement of Parent company obligations	$-	$53

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 1.          MANAGEMENT’S REPRESENTATIONS

The consolidated financial statements included herein have been prepared by Aftersoft Group, Inc. (“Aftersoft” or the “Company”), without audit, pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”). Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, which was filed with the SEC on September 25, 2009.   The Company has evaluated subsequent events through November 12, 2009, the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2.          BASIS OF PRESENTATION

On November 24, 2008, Auto Data Network, Inc. (“ADNW”), the former parent of Aftersoft, distributed a dividend of the 71,250,000 shares of Aftersoft common shares that ADNW owned at such time in order to complete the previously announced spin-off of Aftersoft’s business.  The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of Aftersoft's common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of Aftersoft’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, Aftersoft is no longer a subsidiary of ADNW (see Notes 3).

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2009 and June 30, 2009, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

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

No customer accounted for more than 10% of the Company’s accounts receivable or revenues during the three month periods ended September 30, 2009 and 2008.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis.

Geographic Concentrations

The Company conducts business in the US, Canada and the UK. For customers headquartered in their respective countries, the Company derived 28% of its revenues from the US, 1% from Canada and 71% from its UK operations during the three months ended September 30, 2009, compared to 21% from the US, 2% from Canada and 77% from the UK for the three months ended Septrember 30, 2008. At September 30, 2009, the Company maintained 56% of its net property and equipment in the UK and the remaining 44% in the US.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in available-for-sale securities, accounts receivable, accounts payable, accrued expenses and debt instruments.

Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

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

Available-for-Sale Securities

Management determines the appropriate classification of its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive loss, net of tax. At September 30, 2009, investments consist of corporate stock with a carrying value of $0.  During the year ended June 30, 2009 the Company wrote down its investment in available-for-sale securities to $0, which is now the Company’s new cost basis in the securities.  The Company will not recognize any gain or loss on the securities unless they are sold.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation expense was $50,000 and $39,000 for the three months ended September 30, 2009 and 2008, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded loss of the Company. Amortization expense was $51,000 and $57,000 for the three months ended September 30, 2009 and 2008, respectively.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

Amortizable Intangible Assets

Intangible assets that have finite useful lives be amortized over their useful lives.  Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $181,000 and $172,000 for the three months ended September 30, 2009 and 2008, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not to be amortized but rather be tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss is recorded for any goodwill that is determined to be impaired, which resulted in an $850,000 impairment charge in fiscal 2009.  The impairment relates to ASNA as a result of continuing operating losses and less optimistic operating forecasts. The estimated fair value of ASNA was determined using present value techniques. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future. The Company performs impairment testing on all existing goodwill at least annually.

For the three months ended September 30, 2009, goodwill activity was as follows:

Balance, July 1, 2009	$9,548,000
Effect of exchange rate changes	(258,000)
Balance, September 30, 2009	$9,290,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2009, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Issuance of Stock to Non-Employees for Non-Cash Consideration

All issuances of the Company’s stock to non-employees for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

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

Stock-Based Compensation

For valuing stock options awards, the Company has elected to use the Black-Scholes valuation model.  For the expected term, the Company has historically used a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant US Treasury Bill Rate at the time each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.

On June 12, 2008, the Company’s shareholders approved the Aftersoft Group Inc. 2007 Long-Term Stock Incentive Plan. The maximum aggregate number of shares of common stock that may be issued under the plan, including stock awards, and stock appreciation rights is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2009 and to board members in fiscal 2010 under this plan (see Note 7).

Revenue Recognition

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2009 and 2008, advertising expense totaled $28,000 and $10,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation (loss) gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled $126,000 and ($1,048,000) for the three months ended September 30, 2009 and 2008, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended September 30, 2009 and 2008, the components of comprehensive loss consist of changes in foreign currency translation gains (losses).  For the three months ended September 30, 2008, comprehensive loss also consisted of changes in unrealized loss on investments in available-for-sale securities.

Income Taxes

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.  For the three months ended September 30, 2009, there were no dilutive shares and a total of 21,798,135 common stock purchase warrants and debt convertible into 3,361,345 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. For the three months ended September 30, 2008 a total of 21,798,135 common stock purchase warrants and debt convertible into 3,333,333 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

 Recent Accounting Pronouncements

On July 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted the accounting standard relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. This standard requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and applies to all transactions and other events in which one entity obtains control over one or more other businesses. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted the accounting standard relating to disclosures about derivative instruments and hedging activities, which requires additional disclosures that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted the accounting standard regarding the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This standard also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangements.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments for annual, as well as interim, reporting periods. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted the accounting standard designed to create greater clarity and consistency in accounting for, and presenting impairment losses on, debt securities. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted the accounting standard regarding estimating fair value measurements when the volume and level of activity for the asset or liability has significantly decreased, which also provides guidance for identifying transactions that are not orderly. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

On July 1, 2009 the Company adopted the accounting standard update regarding the measurement of liabilities at fair value. This standard update provides techniques to use in measuring fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This standard update is effective prospectively for all interim and annual reporting periods upon issuance (see Note 5).

Other Recent Accounting Standards

In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update must be adopted no later than July 1, 2010 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact this standard update will have on its consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update must be adopted no later than July 1, 2010 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact this standard update will have on its consolidated financial statements.

Effective July 1, 2009, the Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock.  The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of the adoption, 5,083,333 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an average exercise price of $0.21 and expiration dates of December 31, 2013. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and recorded the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in December 2007. On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $868,000 to derivative liabilities, increased the debt discount and derivative liabilities by a gross amount of approximately $310,000, decreased accumulated deficit by approximately $620,000 for the change in fair value of derivative liabilities for the period from December 2007 through June 30, 2009 and increased accumulated deficit by approximately $158,000 for additional amortization of debt discount for the period from December 2007 through June 30, 2009. The fair value of the common stock purchase warrants was $455,525 and the embedded conversion feature was $65,699 on September 30, 2009.  The total value of these derivative liabilities declined from $558,010 to $521,224 as of September 30, 2009. As such, the Company recognized approximately  $38,000 gain from the change in fair value of the derivative liabilities for the three months ended September 30, 2009.

All future changes in the fair value of these warrants and embedded conversion features will be recognized in earnings until such time as the warrants are exercised or expire and the debt is converted to common stock or repaid. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

	September 30,	July 1,
	2009	2009
Annual dividend yield	0.0%	0.0%
Average expected life (years)	4.25	4.50
Risk-free interest rate	0.40%-2.31%	0.54%-2.51%
Expected volatility	172%	175%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free rate is based on the US Treasury rate that corresponds to the expected term of the warrants and conversion feature.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Level 1	Level 2	Level 3	2009
Fair Fair value of warrants	-	$-	455,525	$455,525
Fair Fair value of embedded conversion feature related to convertible notes	-	-	65,699	$65,699
Total	$-	$-	$521,224	$521,224

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of June 30, 2009	$-
Cumulative effect of adoption	559,000
Change in fair value	(38,000)
Balance as of September 30, 2009	521,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended September 30, 2009.

NOTE 3.   TRANSACTIONS WITH FORMER PARENT COMPANY

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

ADNW attempted to settle an old outstanding obligation of ADNW of $775,000 with Mr. Blumenthal (see Note 6) for 4,400,000 shares of ADNW common stock. The value of the shares declined and Mr. Blumenthal elected not to accept the ADNW shares as full compensation, and later demanded that the Company settle ADNW’s liability with additional or different consideration. In April 2008, the Company accepted the 4,400,000 shares from ADNW valued at $484,000 in exchange for attempting to settle ADNW’s liability. The difference between the value of the ADNW shares and the amount of ADNW’s initial obligation of $291,000 was recorded as general and administrative expense in the consolidated statement of operations during such period. Upon further diligence and review of the matter during the quarter ended December 31, 2008, the Company determined that no contractual or transactional basis exists which would have resulted in the assumption of any liability in this regard.  Thus, the Company does not believe it has an enforceable legal obligation to further compensate Mr. Blumenthal.

In August 2009, the Company received correspondence from Mr. Blumenthal (see Note 6).

During the year ended June 30, 2009, the Company liquidated 5,231,622 common shares of ADNW for net proceeds of $889,000, and issued 2,000,000 common shares of ADNW in settlement of ADNW obligations. As a result of the Company’s ownership of certain ADNW securities, the Company received approximately 13,965,295 shares of its own common stock in connection with the spin-off dividend distribution.  On December 31, 2008, the Company retired 13,722,112 of the shares. The remaining 243,183 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.

As a result of the above transactions, the Company no longer owns any shares of ADNW stock as of September 30, 2009

NOTE 4.   INVESTMENT IN AVAILABLE -FOR-SALE SECURITIES

The Company received a total of 4,433,284 shares of First London PLC (formerly First London Securities) from the sale of EXP . The shares had been listed for trading on the London Plus Exchange, but effective September 30, 2009 the shares were delisted.

The Company owns approximately 3% of First London PLC, and completely wrote down its investment and recognized a loss of $4,723,000 because of an other-than-temporary impairment as of June 30, 2009. The recognition of this impairment loss in the statement of operations resulted in the reversal in other comprehensive loss of a previously  unrealized loss of $184,000 for the year ended June 30, 2009. At September 30, 2008, investments consist of corporate stock with an unrealized loss of $932,000.

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

NOTE 5.   LONG -TERM DEBT

Long-term debt consists of the following as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
ComVest term loan, net of debt discount of $334,000 and $303,000	$4,666,000	$4,697,000
ComVest revolver	1,000,000	1,000,000
Secured notes	344,000	388,000
McKenna note	96,000	150,000
Homann note	-	63,000
Other notes	13,000	13,000
	6,119,000	6,311,000
Less current portion	(2,092,000)	(1,598,000)
Long term portion	$4,027,000	$4,713,000

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
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

As of June 30, 2008, in connection with obtaining a waiver for a violation of loan covenants, the Company and ComVest amended the Loan Agreement and modified certain covenants. The cash flow ratio coverage was reduced and the lender agreed to extend from January 1, 2009 until January 1, 2010 the start of the loan amortization. As part of the amendment, ComVest required the Company to reduce the exercise price from $0.39 to $0.11 for 2,000,000 warrants held by ComVest (see below). The incremental fair value of the modified warrants is $15,000, which was recorded as an additional debt discount and is being amortized over the remaining life of the term loan.

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

After obtaining the above waivers, the Company is not in violation of any loan covenants at each of September 30, 2009 and June 30, 2009.

Credit Facility and Revolving Credit Note. Pursuant to the terms of the Loan Agreement, the Credit Facility became available on December 21, 2007 (the “Closing Date”), and the initial maturity date was November 30, 2009.  The Company had the option of extending the maturity date of the Credit Facility for one additional year, through November 30, 2010 upon written notice to ComVest provided that no default or event of default have occurred and are continuing at that time, and provided that the maturity date of the Credit Facility has not been accelerated due to prepayment in full of the Term Loan.  On September 9, 2009 the Company notified ComVest of its election to extend the maturity date of the credit facility to November 30, 2010.

The Credit Facility provides for borrowing capacity of an amount up to (at any time outstanding) the lesser of the borrowing base at the time of each advance under the Credit Facility, or $1,000,000. The borrowing base at any time is an amount determined in accordance with a borrowing base report the Company is required to provide to ComVest, based upon the Company’s Eligible Accounts and Eligible Inventory, as such terms are defined in the Loan Agreement.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

In connection with the Credit Facility, the Company issued a Revolving Credit Note (the “Credit Note”) payable to ComVest in the principal amount of $1,000,000, bearing interest at a rate per annum equal to the greater of (a) the prime rate, as announced by Citibank, N.A. from time to time, plus two percent (2%), or (b) nine and one-half percent (9.5%). The interest rate, which was 9.5% from the Closing Date through December 31, 2008, had been increased from 9.5% to 11% in connection with obtaining a waiver from ComVest for violation of certain loan covenants as described above.  As of April 1, 2009, the Company had regained compliance with the loan covenants and the interest rate was reduced from 11% back to 9.5%. The applicable interest rate will be increased by four hundred (400) basis points during the continuance of any event of default under the Loan Agreement. Interest is computed on the daily unpaid principal balance and is payable monthly in arrears on the first day of each calendar month commencing January 1, 2008. Interest is also payable upon maturity or acceleration of the Credit Note.

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

At September 30, 2009, the Company had drawn down the $1,000,000 Credit Facility in full.  The interest rate as of September 30, 2009 was 9.5%.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

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

The expenses of this financing were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were allocated between debt issuance costs and debt discount. The debt issuance costs of $478,000 were recorded on the date of entering into the agreement in other assets in the accompanying consolidated balance sheets and are being amortized and charged to interest expense over the term of the loan using the effective interest method. The balance of the Debt issuance costs was approximately $85,000 as of September 30, 2009 and is included in Other long-term assets in the accompanying consolidated balance sheet.  A debt discount of $163,000 was recorded in the consolidated balance sheet on the date of entering into the agreement as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method. Additionally, due to the adoption of the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock, the Company recorded an additional $310,000 of debt discount as if incurred on the date of the agreement (see Note 2).  The balance of the debt discount is approximately $334,000 as of September 30, 2009.

Warrants. In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s Common Stock, exercisable after the Closing Date and expiring December 31, 2013: a) Warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.3125 per share; b) Warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.39 per share; and c) Warrant to purchase 2,083,333 shares of common stock at an exercise price of $0.3625 per share; (each, a “Warrant”) (the 5,083,333 shares collectively issuable upon exercise of the Warrants are referred to herein as the “Warrant Shares”).  The exercise prices of certain of these warrants were amended, as described under “ComVest Loan Agreement” above.   The relative fair value of the Warrant Shares is $868,000 using a Black Scholes valuation model and also contains a cashless exercise feature.  The warrant valuation was computed using a 3.5% risk-free interest rate, a 99% volatility and a six-year life. The value of the Warrant Shares is included in debt discount, is recorded in the consolidated balance sheet as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

The number of shares issuable upon exercise of the Warrants, and/or the applicable exercise prices, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of shares issuable upon exercise of the Warrant Shares, and/or the applicable exercise prices may be adjusted in the event of certain issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Warrants are outstanding, at an effective price per share which is less than the then-effective exercise prices of the Warrants.

The Company also granted certain registration rights and piggyback registration rights to the holder(s) of the securities underlying the Term Note and Warrants.  The registration for the sales of the securities underlying the Term Note and Warrants was declared effective by the Securities and Exchange Commission on May 1, 2009.

The Company issued warrants to purchase 250,000 shares of common stock as compensation to a consultant for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $42,000 using a Black-Scholes valuation model and are included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a six-year life.

Amortization of debt discount was $69,000 and amortization of debt issuance costs was $51,000 for the three months ended September 30, 2009. Amortization of debt discount was $134,000 and amortization of debt issuance costs was $66,000 for the three months ended September 30, 2008.  The unamortized debt discount related to the debt issuance costs, the warrants and the conversion feature was $43,000, $241,000 and $50,000, respectively.

Homann Note

The Company repaid the note payable to Homann Tire LTD (“Homann”) during the three months ended September 30, 2009.  This  note  in the principal amount of $125,000, with interest at 8% per annum, had an initial maturity date of April 29, 2009 (see Note 6). The terms of the note included interest only payments of $833 per month. A principal payment of $25,000 was made in April 2007. The remaining balance of $125,000 was payable on April 2009.   On April 3, 2009, the Company amended the payment terms and agreed to repay the note in six monthly installments of $21,450 which includes interest at 10%.  The amendment did not meet the requirements of a Modification or Exchange of Debt Instruments, therefore no adjustment to the financial statements was required. The final payment was made in September 2009.

McKenna Note

The Company issued an unsecured note payable to Mr. A. McKenna in the original amount of $825,000, that was due July 2009, with interest at 8% per annum, payable in 24 monthly installments of $37,313 including interest. The Company is currently paying $18,650 per month including interest pursuant to the current payment schedule and the note will be fully paid by March 2010.  In February 2009, the Company orally advised Mr. McKenna that it would reduce the monthly payment to the current $18,650 per month, but there is no written amendment to the note between the Company and Mr. McKenna.  Since February 2009, the note holder has accepted the reduced monthly payments, and has not notified the Company of any violations of the terms and conditions of the payment agreement. The Company expects to satisfy this obligation from free cash flow.

Secured Notes

The Company has secured notes totaling $344,000 payable over 24 to 60 months with monthly payments of $4,137 and quarterly payments of $6,278.  The notes bear interest rates of 5.49% to 9.54% and are secured by leasehold improvements and equipment with a carrying value of $320,000.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
(Unaudited)

NOTE 6.   C0MMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

(1)
On August 1, 2007, the Company and Mr. McKenna entered into an agreement that settled this outstanding matter. Pursuant to the settlement, the Company paid Mr. McKenna $2,000,000 in cash, issued him an 8% promissory note in the principal amount of $825,000, which is payable over 24 months, and issued Mr. McKenna 1,718,750 shares of the Company’s Common Stock, which represented $825,000 at a value of $0.48 per share (the closing price of the Company’s Common Stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of Common Stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company finalized its agreement with McKenna on September 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The shares were issued in August 2007 (see Notes 7, 9 and 10 to the Company’s audited consolidated financial statements). In November 2007, the Company amended the settlement agreement and issued 1,718,750 warrants to purchase Common Stock for $0.48 per share. The warrants were issued to replace the Common Stock included in the settlement agreement. In February 2009, the Company orally advised Mr. McKenna that it would reduce the monthly payment on the note to $18,650 per month from $37,313 per month, but there is no written amendment to the note between the Company and Mr. McKenna.  Since February 2009, the note holder has accepted the reduced monthly payments, and has not notified the Company of any violations of the terms and conditions of the payment agreement. The Company expects to satisfy this obligation from free cash flow.

(2)
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

On August 21 2009, the Company’s counsel received two notifications on behalf of the Company from Mr. Blumenthal’s counsel.  One letter makes certain demands on the Company in respect of Mr. Blumenthal’s sale of the software program VAST to one of the Company’s predecessor organizations, and asserts that the Company owes Mr. Blumenthal $936,776. The second letter asserts certain rights of Mr. Blumenthal with respect to his employment with the Company and asserts that the Company owes Mr. Blumenthal approximately $136,612. The Company is continuing is continuing discussions with Mr. Blumenthal’s attorneys, but is unable to predict how successful such discussions will be, or whether formal litigation will be filed or the outcome of any litigation, if filed.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
September 30, 2009
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

The Company has agreed to indemnify ComVest and its directors, officers, employees, attorneys and agents against, and to hold ComVest and such persons harmless from, any and all losses, claims, damages and liabilities and related expenses, including reasonable counsel fees and expenses, they may incur, arising out of, related to, or as a result of, certain transactions or events in connection with the Credit Facility and Term Loan (see Note 5).

NOTE 7.   STOCKHOLDERS’ EQUITY

During the quarter ended September 30, 2008, the Company approved the issuance of 483,000 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan.  The shares will be issued over a three year period.  On October 6, 2008, the Company issued 47,890 shares of these awards, which were valued at $7,184.  On January 6, 2009, the Company issued 31,955 shares of these awards, which were valued at $2,876. On April 6, 2009, the Company issued 34,639 shares of these awards, which were valued at $1,386. On July 6, 2009, the Company issued 36,537 shares of common stock to certain directors, which were valued at the $4,019.     The shares are valued at the market value of the shares on the dates issued.

On September 30, 2009 the Company issued 149,125 shares of common stock to certain directors in lieu of fees, which were valued at $14,913.

During the quarter ending September 30, 2009, the Company approved the issuance of 1,131,818 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan.  The shares vest over a three-year period.  No shares have been issued as of September 30, 2009 (see Note 8)

NOTE 8. SUBSEQUENT EVENTS

During the quarter ending September 30, 2008, the Company approved the issuance of 483,000 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan.  The shares vest over a three-year period.  On October 7, 2009, the Company issued 38,621 shares of common stock to certain directors, which were valued at the $3,862.

During the quarter ending September 30, 2009, the Company approved the issuance of 1,131,818 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan.  The shares vest over a three-year period.  On October 7, 2009, the Company issued 86,644 shares of common stock to certain directors, which were valued at the $8,664.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2009 and our other filings with the SEC.

Overview

Aftersoft Group Inc. is a technology holding company that has two wholly owned subsidiaries based in the US (ASNA and MAM US) and the U.K. (MAM), which operate independently from one another. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

We believe that the largest single issue facing the automotive aftermarket at this time is the down turn of the global economy, especially the economics in which we operate. The constraint of credit within the US and U.K. markets is forcing automobile owners to retain their existing automobiles far longer than they may have previously planned. This phenomenon is forcing owners to seek out more economic ways of maintaining their vehicles, and we believe this presents an opportunity to the Company. The need for consumers to maintain their vehicles longer requires service suppliers to offer a wide range of services at highly competitive prices. We believe that this can be achieved only by those businesses that are able to efficiently manage their businesses and find methods to reduce costs without affecting service levels, which may best be done through investments in ‘up to date’ management information systems, specifically those designed for the automotive market. However, we have recently noticed that some businesses wishing to invest in new management systems are also finding their access to credit reduced. This may have a detrimental effect on our revenues if customers are unable to fund purchases. We still believe that the aftermarket landscape will continue to change over the next 18 months, with the convergence of the aftermarket and tire markets, but this rate of change maybe slower than first expected. Management still believes that the desire of parts manufacturers to produce and control their own product catalogues, rather than allowing this information to be made available by third-party catalog suppliers, will present opportunities to the Company.

Our revenue and income is derived primarily from the sale of software, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the three months ended September 30, 2009, we generated revenues of $6,212,000 with a net income of $80,000. 71% of these revenues come from the U.K. market.

We are headquartered in Chester, U.K. and maintain additional offices for our US operating subsidiary in Dana Point, California, Allentown, Pennsylvania and Wintersville, Ohio, and, for our U.K. operating subsidiary, in Sheffield, Northampton and Wareham in the U.K.

The software that we sell is mainly based on a Microsoft WindowsTM-based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we sell in the US each relate to a specific component of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Direct Step product, which enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third, and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “open webs.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real-time both up and down the supply chain. The U.K. market differs from that of the US in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork and Autocat+ to the installer market.

To date, our management has identified four areas that it believes we need to focus on.

The first area is the release of one of our U.K. products developed by MAM, our U.K. subsidiary, under a Software as a Service (SaaS) model. This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Once this has been successfully deployed in the U.K., we will look to use a similar model in the US.

The second area of focus is the sales and marketing strategy within the US market. To date, although increased resources have been made available for sales and marketing, they have not brought the levels of return that management had expected. Management has reviewed the U.S. business’ sales processes and marketing efforts and made what it believes are significant improvements that will be successful over the next six months. In addition to this, a Head of Communications and Marketing has recently been appointed and furthering order to attempt to increase the profile of the U.S. business and its product offering.

The third area of focus relates to the continued sales and market initiatives tied to the Autopart product within the U.S. market. A senior member of the U.K. management team has been appointed to join the U.S. business to head the efforts relating to this product along with a complementary DirectStep product. To date this move has proved successful, as we have increased levels of service and knowledge of our U.S. staff members, and management believes that this will lead to significant revenue increases within the next six months .While management believes that this is the correct route to follow, it is aware that this effort and the move of personnel may affect the U.K. business following the transfer of a key member of former U.K. management.

The fourth area is within the U.K. market and we are continually working  to sustain the previous year’s levels of growth in the U.K. business by focusing on additional vertical markets, which share common issues to that of the automotive market. We have developed a reputation of high levels of service and knowledge within the automotive market; and are now working on replicating this reputation in these additional verticals markets. Management intends to carefully monitor this expansion as a result of the current state of the global economy.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009 except as discussed below.

Effective July 1, 2009, we adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock.  The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of the adoption, 5,083,333 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an average exercise price of $0.21 and expiration dates of December 31, 2013. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective July 1, 2009, we reclassified the fair value of these common stock purchase warrants and recorded the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in December 2007.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 71% for the three month period ended September 30, 2009, as compared to 77% for the corresponding period in 2008.  As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), in the comparable periods, our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate for the period. During the three month period ended September 30, 2009, the exchange rate for MAM’s operating results was US$1.6416 per GBP1, compared with US$1.8969 per GBP1 for the three month period ended September 30, 2008.

Assets and liabilities of our MAM subsidiary are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating our MAM subsidiary was US$1.5922 per GBP1 at September 30, 2009 and US$1.6520 per GBP1 at June 30, 2009.

Currency translation gain and (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $126,000 and $(1,048,000) for the three months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, we had a backlog of unfilled orders of business management systems of $2,478,000, compared to a backlog of $3,659,000 at September 30, 2008.  We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three months ended September 30, 2009 compared with the three months ended September 30, 2008 were as follows:

Revenues. Revenues were $6,212,000 for the three months ended September 30, 2009, compared with $5,845,000 for the three months ended September 30, 2008.  Revenues for the quarter ended September 30, 2009 increased  $367,000, or 6.3%, during this fiscal period, resulting from a combination of (i) increased sales of data services and support from our US operations and (ii) an increase in revenue and profits of our UK subsidiary in its local currency, notwithstanding the negative impact experienced by our UK revenues by the strength of the US dollar vs. the British Pound, as discussed above. Revenue increased 295,000GBP from organic sales growth in data services and support in our UK operations from 2,374,000GBP during the three months ended September 30, 2008 to 2,669,000GBP during the three months ended September 30, 2009.

The stronger US dollar resulted in dollar-denominated revenue of $4,431,000 during 2009 as compared to $4,503,000 during 2008, which is a decrease of $72,000.  US revenue increased $429,000 to $1,781,000 in 2009 from $1,352,000 in 2008 because of increased sales of software and professional services.

Cost of Revenues. Total cost of revenues for the three months ended September 30, 2009, were $2,947,000 compared with $2,755,000 for the same period in 2008, which was an increase of $192,000 or 7.0%. This was consistent with the increase in revenues during the quarter ended September 30, 2009, and also represents an increase in professional services costs.  Cost of revenues as a percentage of revenues increased slightly from 47.1% for the year ended September 30, 2008 to 47.4% for the three months ended September 30, 2009. The increase in cost of revenues was the result of US expenses increasing $147,000 to $824,000 from $677,000 in 2008, which was in line with the increased US revenues.   MAM Software Ltd.’s expenses were 192,000GBP higher for 2009, or increased to 1,293,000GBP from 1,101,000GBP for 2008, but the stronger dollar produced an increase in reported expenses of $45,000.

Operating Expenses . The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months Ended September 30,
	2009	2008	$ Variance	% Variance
Research and development	$844,000	$785,000	$59,000	7.5%
Sales and marketing	644,000	599,000	45,000	7.5%
General and administrative	905,000	1,505,000	(600,000)	-39.9%
Depreciation and amortization	282,000	268,000	14,000	5.2%
Total Operating Expenses	$2,675,000	$3,157,000	$(482,000)	-15.3%

Operating expenses decreased by $482,000 or 15.3% for the three months ended September 30, 2009, compared with the three months ended September 30, 2008. This is due to the following:

Research and Development Expenses. Research and Development expenses increased by 7.5% for the three months ended September 30, 2009, when compared with the same period in the previous fiscal year. This increase was due to additional staff and cost of living increases.

Sales and Marketing Expenses. Sales and Marketing expenses increased by $45,000 during the three months ended September 30, 2009 as compared with the same period in 2008. This increase is due to the cost of living pay increases and additional costs associated with increased attendance at industry shows during the three months ended September 30, 2009 compared to the same period in the previous year.

General and Administrative Expenses. General and Administrative expenses decreased by $600,000 during the three months ended September 30, 2009 as compared with the same period in 2008. This is primarily a result of a decrease in expenses for financial consultants of $120,000 during the quarter ended September 30, 2009.  In addition our legal and accounting costs during the three months ended September 30, 2009  were $48,000 less  than they were during the same quarter in the previous year, during which we had additional professional fees associated with the SEC registration statement related to our spinoff from ADNW.  Rent expense decreased $39,000 from the relocation and consolidation of operations to less costly facilities.  Further, management’s salaries decreased $15,000 from the prior period because of reduced compensation.  Finally, the stronger US dollar produced a decrease in reported expenses of $170,000.

In an effort to conserve cash, we have and continue to reduce costs within our US operations and have implemented improved reporting systems and controls for the US business. Should our cost-cutting efforts not be successful or in the event that our revenue decreases in the future, we may need to seek additional debt or equity financing. Any inability to obtain additional financing, if required, or an inability to obtain additional financing on favorable terms, would have a material adverse effect on our ability to implement our business plan.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $14,000 for the three months ended September 30, 2009 as compared with the same period in 2008 because of increased capital expenditures at our UK businesses.

Interest Expense. Interest expense increased by $6,000 to $378,000 for the three months ended September 30, 2009. This increase in interest expense is related to increased debt in the UK subsidiary.  We paid ComVest Capital LLC $167,000 in cash and $120,000 was accounted for in amortization of debt discount and debt issuance costs, which are included in interest expense.

Other Income. Other income (expenses) for the three months ended September 30, 2009 amounted to ($290,000) compared with ($370,000) for the period ended September 30, 2008. The reduced expenses for the three month period ended September 30, 2009 were the result of $38,000 benefit from the reduction of the fair value of derivative liabilities.   As more fully described in the notes to the financial statements, on July 1, 2009, we adopted the accounting standard that provides guidance for determining whether an equity-linked financial instruments or embedded features, is indexed to an entity’s own stock.  The standard applies to any freestanding financial instrument or embedded feature that have the characteristics of a derivative, and to any freestanding financial instruments that are settled in an entity’s own common stock.  As such, we were required to reclassify certain amounts from the equity section of the balance sheet to the liabilities section.  In addition, the value of these instruments must be reassessed by us as of each balance sheet date.  The change in the value of these instruments from July 1, 2009 to September 30, 2009 resulted in the $38,000 gain in the current period.

Income Taxes. Income taxes increased by $105,000 for the three months ended September 30, 2009 as compared to September 30, 2008. This increase was due to higher tax requirements resulting from increased profits at our UK subsidiary.

Net Income (Loss). As a result of the above, we realized a net income amounting to $80,000 for the three months ended September 30, 2009, compared with a net loss of $552,000 for the three months ended September 30, 2008.

Liquidity and Capital Resources
To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2009.

At September 30, 2009, we had cash and cash equivalents of $829,000.

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

We expect to see continued growth from both the US and UK operations during fiscal 2010, with strong growth in revenues and operating income from the US operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by the US operation which are currently being released to customers, and the reintroduction of our Autopart line of products in the US market.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2009.

(b)   Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s first fiscal quarter of the fiscal year ending June 30, 2010 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 21 2009, the Company’s counsel received two notifications on behalf of the Company from Mr. Blumenthal’s counsel.  One letter makes certain demands on the Company in respect of Mr. Blumenthal’s sale of the software program VAST to one of the Company’s predecessor organizations, and asserts that the Company owes Mr. Blumenthal $936,776.20.  The second letter asserts certain rights of Mr. Blumenthal with respect to his employment with the Company and asserts that the Company owes Mr. Blumenthal approximately $136,612.00. The Company is continuing discussions with Mr. Blumenthal’s attorneys, but is unable to predict how successful such discussions will be, or whether formal litigation will be filed or the outcome of any litigation, if filed.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 6, 2009, the Company issued 36,537 shares of common stock to certain directors, which were valued at $4,019.

On September 30, 2009 the Company issued 149,125 shares of common stock to certain directors in lieu of fees, which were valued at $14,913.

The above  transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated hereunder as a transaction by the Company not involving any public offering and the purchaser met the “accredited investor” criteria required by he rules and regulations promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the first quarter of the Company’s fiscal year ending June 30, 2010.

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

Aftersoft Group, Inc.

Date November 12, 2009	By:	/s/ Ian Warwick
Ian Warwick
Chief Executive Officer (Principal Executive Officer)

Date : November 12, 2009	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.