Form 10-Q
period 2009-12-31
Aftersoft Group
filed 2010-02-11
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________    to _________________

Commission File Number 000-27083

AFTERSOFT GROUP, INC.
(Exact name of registrant as specified
in its charter)

DELAWARE	84-1108035
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

Maple Park, Maple Court, Tankersley, Barnsley, UK S75 3DP
(Address of principal executive offices)(Zip code)

011 44 124 431 1794
(Registrant’s telephone number, including area code)

Second Floor, 9 Lower Bridge Street, Chester, UK  CH1 1RS
(Former address, changed
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
Yes ☐ No ☒

The registrant has 84,042,708 shares of common stock outstanding as of February 11, 2010.

TABLE OF CONTENTS

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

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-5

AFTERSOFT GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,075	$1,663
Accounts receivable, net of allowance of $109 and $87	3,024	2,154
Inventories	444	318
Prepaid expenses and other current assets	377	507
Total Current Assets	5,920	4,642

Property and Equipment, Net	968	1,028

Other Assets
Goodwill	9,293	9,548
Amortizable intangible assets, net	3,165	3,566
Software development costs, net	1,635	1,691
Other long-term assets	86	179
Total Assets	$21,067	$20,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,618	$1,386
Accrued expenses and other	4,385	3,162
Payroll and other taxes	333	278
Derivative liabilities	243	-
Current portion of long-term debt, net of debt discount	5,933	1,598
Current portion of deferred revenue	432	482
Taxes payable	633	708
Total Current Liabilities	13,577	7,614

Long-Term Liabilities
Deferred revenue, net of current portion	411	748
Deferred income taxes	778	880
Long-term debt, net of current portion	217	4,713
Other	188	199
Total Liabilities	15,171	14,154

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock:
Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock:
Par value $0.0001 per share; 150,000,000 shares authorized, 83,773,264 and 83,462,337 shares issued and outstanding, respectively	8	8
Additional paid-in capital	29,419	30,219
Accumulated other comprehensive loss	(590)	(482)
Accumulated deficit	(22,941)	(23,245)
Total Stockholders' Equity	5,896	6,500

Total Liabilities and Stockholders' Equity	$21,067	$20,654

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except for share and per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues	$6,746	$5,005	$12,958	$10,850
Cost of revenues	2,487	2,235	5,434	4,990
Gross profit	4,259	2,770	7,524	5,860

Operating expenses
Research and development	763	709	1,607	1,494
Sales and marketing	620	561	1,264	1,160
General and administrative	2,322	1,478	3,227	2,983
Depreciation and amortization	289	260	571	528
Total operating expenses	3,994	3,008	6,669	6,165

Operating income (loss)	265	(238)	855	(305)

Other income (expense)
Interest expense	(352)	(428)	(730)	(800)
Write down of investment available-for-sale securities	-	(3,957)	-	(3,957)
Interest income	-	13	-	13
Change in fair value of derivative liabilities	277	-	315	-
Gain on settlement of liability	-	-	50	-
Other, net	(1)	11	(1)	13
Total other Net	(76)	(4,361)	(366)	(4,731)

Income (loss) before provision for income taxes	189	(4,599)	489	(5,036)
Provision for income taxes	426	198	646	313
Net Loss	(237)	(4,797)	(157)	(5,349)

Reversal of unrealized loss on investments in available-for-sale securities	-	1,556	-	808
Foreign currency translation loss	(234)	(2,595)	(108)	(3,643)
Total comprehensive loss	$(471)	$(5,836)	$(265)	$(8,184)

Loss per share attributed to common stockholders - basic and diluted	$-	$(0.05)	$-	$(0.06)

Weighted average shares outstanding - basic and diluted	83,765,095	92,814,017	83,630,793	92,773,620
The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Six Months Ended
	December 31,	December 31,
	2009	2008

Cash flows from operating activities:

Net loss	$(157)	$(5,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	571	528
Write down of investments in available-for-sale securities	-	3,957
Debt discount and debt issuance cost amortization	315	409
Fair value of stock issued for services	32	17
Gain on settlement of liability	(50)	-
Deferred income taxes	(102)	-
Change in fair value of derivative liabilities	(315)	-
Warrants issued for settlement of service agreement	36	-

Changes in assets and liabilities
Accounts receivable	(951)	742
Inventories	(141)	367
Prepaid expenses and other assets	122	236
Accounts payable	266	(1,032)
Accrued expenses and other liabilities	1,388	(233)
Deferred revenue	(371)	(229)
Taxes payable	(52)	(154)

Net cash provided by (used in) operating activities	591	(741)

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In thousands)

Cash flows from investing activities:
Purchase of property and equipment	(68)	(95)
Capitalized software development costs	(67)	(119)
Net cash used in investing activities	(135)	(214)

Cash flows from financing activities:

Proceeds from sale of Parent company common stock, net of cash issuance costs	-	841
Proceeds from long-term debt, net of cash issuance costs	-	500
Payments on long-term debt	(221)	(258)
Net cash provided by (used in) financing activities	(221)	1,083

Effect of exchange rate changes	177	(777)
Net increase (decrease) in cash and cash equivalents	412	(649)
Cash and cash equivalents, beginning of period	1,663	1,964
Cash and cash equivalents, end of period	$2,075	$1,315

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$414	$373
Income taxes	$175	$104

Supplemental disclosures of non-cash investing and financing activities:
Value of distributed shares	$-	$29
Value of retired shares	$-	$2,126
Cumulative effect to retained earnings due to adoption of accounting standard	$461	$-
Cumulative effect to additional paid-in-capital due to adoption of accounting standard	$868	$-
Cumulative effect to debt discount due to adoption of accounting standard	$310	$-
Value of warrants issued for amended debt covenants	$-	$15
Issuance of debt for property, plant, and equipment	$-	$403
Gain on sale of Parent company common stock	$-	$337

Shares of Parent company common stock remitted in exchange for Parent company obligations	$-	$193
Parent company obligations assumed by Company	$-	$(140)
Loss on settlement of Parent company obligations	$-	$53

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE 1.          MANAGEMENT’S REPRESENTATIONS

The consolidated financial statements included herein have been prepared by Aftersoft Group, Inc. (“Aftersoft” or the “Company”), without audit, pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”). Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, which was filed with the SEC on September 25, 2009.   The Company has evaluated subsequent events through February 11, 2010, the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2.          BASIS OF PRESENTATION

On November 24, 2008, Auto Data Network, Inc. (“ADNW”), the former parent of Aftersoft, distributed a dividend of the 71,250,000 shares of Aftersoft common shares that ADNW owned at such time in order to complete the previously announced spin-off of Aftersoft’s business.  The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of Aftersoft's common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of Aftersoft’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, Aftersoft is no longer a subsidiary of ADNW (see Note 3).

Aftersoft is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Limited (“MAM”) is based in Barnsley, United Kingdom (“UK”) and Aftersoft Network, NA, Inc. (“ASNA”) and MAM Software Inc. (“MAM US”) have offices in the United States (“US”) in Dana Point, California, and Allentown, Pennsylvania.

Liquidity

At December 31, 2009, the Company had cash and cash equivalents of $2,075,000, an improvement of $412,000 from June 30, 2009. During the period ended December 31, 2009, the Company had $135,000 of capital expenditures and made payments of $221,000 on long-term debt. Starting in January 2010, the Company will start to make payments on the $5,000,000 Term Note. The payments are approximately $208,000 per month. The Company expects to make the monthly payments on this debt and the other outstanding obligations from operating cash flow. The Company does not expect to be able to make the $2,917,000 balloon payment due in November 2010 on the Term Loan or to pay off the $1,000,000 Revolver due at the same time from internally generated cash flow. The Company is currently seeking debt and/or equity financing and other activities to raise the necessary capital. There can be no assurances that such funding will be available on acceptable terms, in a timely fashion or even available at all.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2009 and June 30, 2009, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

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

One customer accounted for approximately 19.4% and 15.2% of the Company’s revenue for the three and six month periods ended December 31, 2009, respectively. No such concentration existed during the three and six month periods ended December 31, 2008.

One customer accounted for approximately 15.% of the Company’s accounts receivable at December 31, 2009.  No such concentration existed at June 30, 2009.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis.

Geographic Concentrations

The Company conducts business in the US, Canada and the UK. For customers headquartered in their respective countries, the Company derived 21% of its revenues from the US, 1% from Canada and 78% from its UK operations during the three months ended December 31, 2009, compared to 23% of its revenues from the US, 2% from Canada and 75% from the UK for the three months ended December 31, 2008.

The Company derived 24% of its revenues from the US, 1% from Canada and 75% from its UK operations during the six months ended December 31, 2009 compared to 22% of its revenues from the US, 2% from Canada and 76% from the UK for the six months ended December 31, 2008. At December 31, 2009, the Company maintained 63% of its net property and equipment in the UK and the remaining 37% in the US.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the derivatives, collectability of accounts receivable, the realizability of inventories, the fair value of investments in available-for-sale securities, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities, and the estimated value of warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

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

Available-for-Sale Securities

Management determines the appropriate classification of its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive loss, net of tax. At December 31, 2009, investments consist of corporate stock with a carrying value of $0.  During the year ended June 30, 2009, the Company wrote down its investment in available-for-sale securities to $0, which is now the Company’s new cost basis in the securities.  The Company will not recognize any gain or loss on the securities unless they are sold.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Depreciation expense was $53,000 and $46,000 for the three months ended December 31, 2009 and 2008, respectively, and $103,000 and $84,000 for the six months ended December 31, 2009 and 2008, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded loss of the Company. Amortization expense was $55,000 and $27,000 for the three months ended December 31, 2009 and 2008, respectively, and $106,000 and $85,000 for the six months ended December 31, 2009 and 2008, respectively.

Amortizable Intangible Assets

Intangible assets that have finite useful lives be amortized over their useful lives.   Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $181,000 and $187,000 for the three months ended December 31, 2009 and 2008, respectively, and $362,000 and $359,000 for the six months ended December 31, 2009 and 2008, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not to be amortized but rather be tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss is recorded for any goodwill that is determined to be impaired, which resulted in an $850,000 impairment charge in fiscal 2009.  The impairment related to ASNA as a result of continuing operating losses and less optimistic operating forecasts. The estimated fair value of ASNA was determined using present value techniques. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future. The Company performs impairment testing on all existing goodwill at least annually.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

For the six months ended December 31, 2009, goodwill activity was as follows:

Balance, July 1, 2009	$9,548,000
Effect of exchange rate changes	(255,000)
Balance, December 31, 2009	$9,293,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2009, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Issuance of Stock to Non-Employees for Non-Cash Consideration

All issuances of the Company’s stock to non-employees for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertain to services rendered by consultants and others.

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

On June 12, 2008, the Company’s shareholders approved the Aftersoft Group Inc. 2007 Long-Term Stock Incentive Plan. The maximum aggregate number of shares of common stock that may be issued under the plan, including stock awards, and stock appreciation rights is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to  its management and board members in fiscal 2009 and to board members in fiscal 2010 under this plan (see Note 7).

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended December 31, 2009 and 2008, advertising expense totaled $4,000 and $18,000, respectively. For the six months ended December 31, 2009 and 2008, advertising expense totaled $32,000 and $28,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($234,000) and ($2,595,000) for the three months ended December 31, 2009 and 2008, respectively, and ($108,000) and ($3,643,000) for the six months ended December 31, 2009 and 2008, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for any period presented.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended December 31, 2009, the components of comprehensive loss consist of changes in foreign currency translation gains (losses).  For the three and six months ended December 31, 2008, comprehensive loss also consisted of changes in unrealized loss on investments in available-for-sale securities.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.  For the three and six months ended December 31, 2009 and 2008, there were no dilutive shares. A total of 22,498,135 common stock purchase warrants and debt convertible into 3,386,616 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive for the three and six months ended December 31, 2009. For the three and six months ended December 31, 2008 a total of 21,798,135 common stock purchase warrants and debt convertible into 3,361,345 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

In January 2010, the Financial Accounting Standards Board issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock.  The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of the adoption, 5,083,333 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an average exercise price of $0.21 and expiration dates of December 31, 2013. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and recorded the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in December 2007. On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $868,000 to derivative liabilities, increased the debt discount and derivative liabilities by a gross amount of approximately $310,000, decreased accumulated deficit by approximately $619,000 for the change in fair value of derivative liabilities for the period from December 2007 through June 30, 2009 and increased accumulated deficit by approximately $158,000 for additional amortization of debt discount for the period from December 2007 through June 30, 2009. The fair value of the common stock purchase warrants was approximately $235,000 and the embedded conversion feature was approximately $8,000 on December 31, 2009.  The total value of these derivative liabilities declined from $558,000 to $243,000 for the six months ended December 31, 2009 and from approximately $520,000 to $243,000 for the three months ended December 31, 2009. As such, the Company recognized approximately $315,000 gain from the change in fair value of the derivative liabilities for the six months ended December 31, 2009 and $277,000 for the three months ended December 31, 2009.

All future changes in the fair value of these warrants and embedded conversion features will be recognized in earnings until such time as the warrants are exercised or expire and the debt is converted to common stock or repaid. These common stock purchase warrants and conversion feature do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and conversion feature using the Black-Scholes option pricing model using the following assumptions:

	December 31	July 1,
	2009	2009
Annual dividend yield	0.0%	0.0%
Expected life (years)	1.00 - 4.00	4.50
Risk-free interest rate	0.45%-2.65%	0.54%-2.51%
Expected volatility	146%	175%

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants and conversion features. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants and conversion feature is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants and conversion features. The risk-free rate is based on the US Treasury rate that corresponds to the expected term of the warrants and conversion feature.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Level 1	Level 2	Level 3	Total
Fair Fair value of warrants	-	$-	$235,000	$235,000
Fair Fair value of embedded conversion feature related to convertible notes	-	-	$8,000	$8,000
Total	$-	$-	$243,000	$243,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of June 30, 2009	$-
Cumulative effect of adoption	558,000
Change in fair value	(315,000)
Balance as of December 31, 2009	$243,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended December 31, 2009.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

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

As a result of the above transactions, the Company no longer owns any shares of ADNW stock as of June  30, 2009.

NOTE 4.   INVESTMENT IN AVAILABLE -FOR-SALE SECURITIES

The Company received a total of 4,433,284 shares of First London PLC (formerly First London Securities) from the sale of EXP. The shares had been listed for trading on the London Plus Exchange, but effective September 30, 2009, the shares were delisted.

The Company owns approximately 3% of the outstanding shares of First London PLC, and completely wrote down its investment and recognized a loss of $4,723,000 because of an other-than-temporary impairment as of June 30, 2009. The recognition of this impairment loss in the statement of operations resulted in the reversal in other comprehensive loss of a previously unrealized loss of $184,000 for the year ended June 30, 2009. At December 31, 2008, investments consist of corporate stock with an unrealized loss of $932,000.

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

NOTE 5.   LONG -TERM DEBT

Long-term debt consists of the following as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
ComVest term loan, net of debt discount of $229,000 and $303,000	$4,771,000	$4,697,000
ComVest revolver	1,000,000	1,000,000
Secured notes	324,000	388,000
McKenna note	42,000	150,000
Homann note	-	63,000
Other notes	13,000	13,000
	6,150,000	6,311,000
Less current portion	(5,933,000)	(1,598,000)
Long term portion	$217,000	$4,713,000

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
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

Effective April 22, 2009, the Company and ComVest amended the loan agreement and modified certain covenants relating to the required ratio of (a) Earning Before Interest, Depreciation, and Amortization, minus capital expenditures incurred to (b) debt service (all interest and principal payments) ("Debt Service") (the "EBIDA Ratio") contained in the Loan Agreement (the "Covenant"). Pursuant to the April 22, 2009 Amendment, the Covenant requires that the applicable minimum EBIDA Ratio be met as of the end of the quarter for such fiscal quarter. Prior to the April 22, 2009 Amendment, the Covenant required that the applicable minimum EBIDA Ratio be met as of the end of each quarter of any fiscal year for the four (4) consecutive quarters then ended.  The minimum EBIDA Ratios themselves were not modified by the April 22, 2009 Amendment, and remain at 0.71:1.00 for the quarter ended March 31, 2009; 0.50:1.00 for the quarter ended June 30, 2009; and 1.25:1.00 for the quarter ended on and after September 30, 2009.

After obtaining the above waivers, the Company is not in violation of any loan covenants at each of the periods ended December 31, 2009 and June 30, 2009.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

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

At December 31, 2009, the Company had drawn down the $1,000,000 Credit Facility in full.  The interest rate as of December 31, 2009 was 9.5%.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

The principal and interest payable on the Term Note is convertible into shares of the Company’s common stock at the option of ComVest.  In addition, the Company may require conversion of the principal and interest under certain circumstances.   The initial conversion price was $1.50 per share.   The number of shares issuable upon conversion of the Term Note (the “Conversion Shares”), and/or the conversion price, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of Conversion Shares, and/or the conversion price may be adjusted in the event of certain sales or issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Term Note is outstanding, at an effective price per share which is less than the then-effective conversion price of the Term Note (see Note 2).

On July 3, 2008, the conversion price for the Term Note was reduced from $1.50 to $1.49 as a result of certain anti-dilution protection contained therein following the issuance by the Company of additional shares of common stock and warrants to purchase common stock. Consequently, the number of shares issuable upon conversion of the principal amount of the Tern Note was increased to 3,361,345 shares from 3,333,333 shares, which was accounted for in the change in fair value of derivative liabilities.

On December 31, 2009, the conversion price for the Term Note was reduced from $1.49 to $1.48 as a result of certain anti-dilution protection contained therein following the issuance by the Company of additional shares of common stock and warrants to purchase common stock. Consequently, the number of shares issuable upon conversion of the principal amount of the Tern Note was increased to 3,386,616 shares from 3,361,345 shares, which was accounted for in the change in fair value of derivative liabilities.

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

The expenses of this financing were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were allocated between debt issuance costs and debt discount. The debt issuance costs of $478,000 were recorded on the date of entering into the agreement in other assets in the accompanying consolidated balance sheets and are being amortized and charged to interest expense over the term of the loan using the effective interest method. The balance of the Debt issuance costs was approximately $44,000 as of December 31, 2009 and is included in Other long-term assets in the accompanying consolidated balance sheet.  Amortization of the issuance costs was approximately $38,000 and $89,000 for the three and six months ended December 31, 2009, respectively, and $66,000 and $132,000 for the three and six months ended December 31,2008, respectively. A debt discount of $163,000 was recorded in the consolidated balance sheet on the date of entering into the agreement as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method. The Company also issued warrants to ComVest to purchase shares of the Company’s Common Stock (see below). The relative fair value of these warrants was approximately $868,000 and recorded in the debt discount. Additionally, due to the adoption of the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock, the Company recorded an additional $310,000 of debt discount as if incurred on the date of the agreement (see Note 2).  The balance of the debt discount is approximately $229,000 as of December 31, 2009.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

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

Amortization of debt discount was $86,000 and $139,000, and amortization of debt issuance costs was $14,000 and $66,000, for the three months ended December 31, 2009 and 2008, respectively. Amortization of debt discount was $192,000 and $277,000, and amortization of debt issuance costs was $34,000 and $132,000 for the six months ended December 31, 2009 and 2008, respectively.  The unamortized debt discount related to the debt issuance costs, the warrants and the conversion feature was $11,000, $179,000 and $39,000, respectively.

Homann Note

The Company repaid the note payable to Homann Tire LTD (“Homann”) during the three months ended September 30, 2009.  This note in the principal amount of $125,000, with interest at 8% per annum, had an initial maturity date of April 29, 2009. The terms of the note included interest only payments of $833 per month. A principal payment of $25,000 was made in April 2007. The remaining balance of $125,000 was payable on April 2009.   On April 3, 2009, the Company amended the payment terms and agreed to repay the note in six monthly installments of $21,450 which includes interest at 10%.  The amendment did not meet the requirements of a Modification or Exchange of Debt Instruments, therefore no adjustment to the financial statements was required. The final payment was made in September 2009.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

McKenna Note

The Company issued an unsecured note payable to Mr. A. McKenna in the original amount of $825,000, which was due July 2009, with interest at 8% per annum, payable in 24 monthly installments of $37,313 including interest. The Company is currently paying $18,650 per month including interest pursuant to the current payment schedule and the note will be fully paid by March 2010.  In February 2009, the Company orally advised Mr. McKenna that it would reduce the monthly payment to the current $18,650 per month, but there is no written amendment to the note between the Company and Mr. McKenna.  Since February 2009, the note holder has accepted the reduced monthly payments, and has not notified the Company of any violations of the terms and conditions of the payment agreement. The Company expects to satisfy this obligation from free cash flow.

Secured Notes

The Company has secured notes totaling $324,000 payable over 12 to 48 months with monthly payments of $4,137 and quarterly payments of $6,278.  The notes bear interest rates of 5.49% to 9.54% and are secured by leasehold improvements and equipment with a carrying value of $324,000.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

(1)
On August 1, 2007, the Company and Mr. McKenna entered into an agreement that settled all outstanding actions by Mr. McKenna against the Company and its subsidiaries related to the initial action against CarParts Technologies, Inc., which is now known as ASNA. Pursuant to the settlement, the Company paid Mr. McKenna $2,000,000 in cash, issued him an 8% promissory note in the principal amount of $825,000, which is payable over 24 months, and issued Mr. McKenna 1,718,750 shares of the Company’s Common Stock, which represented $825,000 at a value of $0.48 per share (the closing price of the Company’s Common Stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of Common Stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company finalized its agreement with McKenna on December 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The shares were issued in August 2007. In November 2007, the Company amended the settlement agreement and issued 1,718,750 warrants to purchase Common Stock for $0.48 per share. The warrants were issued to replace the Common Stock included in the settlement agreement. In February 2009, the Company orally advised Mr. McKenna that it would reduce the monthly payment on the note to $18,650 per month from $37,313 per month, but there is no written amendment to the note between the Company and Mr. McKenna.  Since February 2009, the note holder has accepted the reduced monthly payments, and has not notified the Company of any violations of the terms and conditions of the payment agreement. The Company expects to satisfy this obligation from free cash flow.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

On August 21 2009, the Company’s counsel received two notifications on behalf of the Company from Mr. Blumenthal’s counsel. One letter makes certain demands on the Company in respect of Mr. Blumenthal’s sale of the software program VAST to one of the Company’s predecessor organizations, and asserts that the Company owes Mr. Blumenthal $936,776. The second letter asserts certain rights of Mr. Blumenthal with respect to his employment with the Company and asserts that the Company owes Mr. Blumenthal approximately $136,612. Since the fall of 2009, the Company has had ongoing discussions with Mr. Blumenthal’s attorneys in an effort to resolve without litigation matters surrounding Mr. Blumenthal’s claims. As a gesture to demonstrate good faith, the Company paid to Mr. Blumenthal $60,000 during December 2009 and has paid $40,000 subsequent to the close of the quarter, during the pendency of negotiations.  These negotiations to try to reach a good faith settlement with Mr. Blumenthal are continuing however, based on the negotiations through the date of this quarterly report, the Company is uncertain whether a settlement will be attainable. Should a settlement not be reached, there is a strong likelihood that litigation will be commenced.  The Company intends to vigorously defend itself.

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

NOTE 7.   STOCKHOLDERS’ EQUITY

On July 3, 2008, the Company sold to an investor group, 5,231,622 shares of ADNW common stock for $889,000 before fees and expenses. The Company incurred cash expenses and fees of approximately $48,000 and agreed to issue to the selling agent five-year warrants to purchase for $0.30 per share 1,000,000 shares of common stock. The warrants were valued at $137,978 using a Black-Scholes valuation model, with a risk free interest rate of 1.84%, a volatility of 117% and a five-year life. This transaction resulted in a gain of $337,000, which is recorded as an increase to additional paid-in capital.

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

During the quarter ended September 30, 2008, the Company approved the issuance of 483,000 shares to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan. The shares are being issued over a three-year period. On October 6, 2008, the Company issued 47,890 shares of these awards, which were valued at $7,184.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

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

On July 6, 2009, the Company issued 36,537 shares of common stock to certain directors, which were valued at approximately $4,000, and on October 7, 2009, the Company issued 125,265 shares of common stock to certain directors, which were valued at approximately $13,000, each under the Company’s 2007 Long-Term Incentive Plan.

On September 30, 2009, the Company issued 149,125 shares of common stock to certain directors in lieu of cash compensation fees, which were valued at approximately $15,000.

On December 31, 2009, the Company issued 700,000 warrants exercisable at $0.08 per share in settlement of a contract.  The estimated fair value of the warrants is $36,000 using the Black-Scholes valuation model and also contains a cashless exercise feature.  The warrant valuation was computed using a 2.65% risk-free interest rate, a 146.7% volatility and a four-year life. The value of the warrants is included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

NOTE 8. SUBSEQUENT EVENTS

On January 4, 2010, the Company issued 152,679 shares of common stock to certain directors in lieu of cash compensation fees, which were valued at $10,688.

On January 6, 2010, the Company issued 116,765 shares of common stock to certain directors, which were valued at the $8,171 under the Company’s 2007 Long-Term Incentive Plan.

Effective January 31, 2010, Ian Warwick, CEO, and Simon Chadwick, COO, resigned from the Company. Pursuant to the terms of the Separation Agreements entered into on January 20, 2010 with Messrs. Warwick and Chadwick, the Company agreed to pay to them an aggregate of $525,000 in termination payments, payable over six months, and additional payments of an aggregate of $125,000 if certain events occur.  In connection with their resignations, the Company closed its Chester UK offices, and moved its principal executive offices to that of its U.K.-based subsidiary, MAM Software, Ltd., located at Maple Park, Maple Court, Tankersley, Barnsley, UK S75 3DP.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
December 31, 2009
(Unaudited)

Effective February 1, 2010, Michael Jamieson was appointed to serve as the Company’s Interim CEO.  Mr. Jamieson will also be nominated to the Company’s Board of Directors, to stand for election at the Company’s upcoming Annual Meeting of Stockholders, which has been set for April 21, 2010.

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

Overview

Aftersoft Group Inc. is a technology holding company that has two wholly owned subsidiaries based in the US (ASNA and MAM US) and one in the U.K. (MAM), which operate independently from one another. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

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

Our revenue and income is derived primarily from the sale of software, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the three months ended December 31, 2009, we generated revenues of $6,746,000 and had a net loss of $237,000, 78.2% of these revenues came from the UK market., In the six months ended December 31, 2009, we generated revenues of $12,958,000 with a net loss of $157,000. 74.9% of these revenues come from the U.K. market.

Our headquarters was formerly in Chester, U.K., and was moved to Barnsley U.K. effective February 1, 2010.  We maintain additional offices for our US operating subsidiary in Dana Point, California, Allentown, Pennsylvania and, for our U.K. operating subsidiary, in Sheffield, Northampton and Wareham in the U.K.

The software that we sell is mainly a Microsoft Windows TM -based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we sell in the US each relate to a specific component of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Direct Step product, which enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third, and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “Open Webs.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real-time both up and down the supply chain. The U.K. market differs from that of the US in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork and Autocat+ to the installer market.

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

The second area of focus is the sales and marketing strategy within the U.S. market. To date, although increased resources have been made available for sales and marketing, they have not brought the levels of return that management had expected. Our management has reviewed the U.S. business’ sales processes and marketing efforts and made what it believes are significant improvements that will be successful over the next six months.

The third area of focus relates to the continued sales and market initiatives tied to the Autopart and Autocat products within the U.S. market. A senior member of the U.K. management team has been appointed to join the U.S. business to head the efforts relating to this product along with a complementary DirectStep product. To date this move has proved successful, as we have increased levels of service and knowledge of our U.S. staff members, and management believes that this will lead to significant revenue increases within the next six months. While management believes that this is the correct route to follow, it is aware that this effort and the move of personnel may affect the U.K. business following the transfer of a key member of former U.K. management.

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

Recent Events

Effective January 31, 2010, Ian Warwick, CEO and director, and Simon Chadwick, COO and director, resigned from those positions with our Company.  Pursuant to the terms of the Separation Agreements we entered into on January 20, 2010 with Messrs. Warwick and Chadwick, we agreed to pay to them an aggregate of $525,000 in termination payments, payable over six months, and additional payments of an aggregate of $125,000 if certain events occur.  In connection with their resignations, we closed our Chester UK offices, and moved our principal executive offices to that of our U.K.-based subsidiary, MAM Software, Ltd., located at Maple Park, Maple Court, Tankersley, Barnsley, UK S75 3DP.

Effective February 1, 2010, Michael Jamieson was appointed to serve as our Interim CEO.  Mr. Jamieson will also be nominated to our Board of Directors, to stand for election at our upcoming Annual Meeting of Stockholders, which has been set for April 21, 2010.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 78% and 75% for the three and six month periods ended December 31, 2009, respectively, as compared to 75% and 76% for the corresponding periods in 2008.  As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate for the period. During the three and six month periods ended December 31, 2009, the exchange rate for MAM’s operating results was US$1.6372 per GBP1, compared with US$1.7364 per GBP1 for the three and six month periods ended December 31, 2008.

Assets and liabilities of our MAM subsidiary are translated into US dollars at the quarter-end exchange rates.  The exchange rate used for translating our MAM subsidiary was US$1.5922 per GBP1 at December 31, 2009 and US$1.6520 per GBP1 at June 30, 2009.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($234,000) and ($2,595,000) for the three months ended December 31, 2009 and 2008, respectively, and ($108,000) and ($3,643,000) for the six months ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, we had a backlog of unfilled orders of business management systems of $1,644,000 compared to a backlog of $2,883,000 at December 31, 2008.  We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three months and six months ended December 31, 2009 compared with the three months and six months ended December 31, 2008 were as follows:

Revenues. Revenues were $6,746,000 and $12,958,000 for the three and six months ended December 31, 2009, respectively, an increase of 34.8% and 19.4%, respectively, compared with revenues of $5,005,000 and $10,850,000 for the three and six months ended December 31, 2008, respectively.   US operations increased revenue by $633,000 and the UK operation increased revenue by $1,475,000 for the six month periods.  Our U.S. operation experienced higher revenues for the three and six month periods ended December 31, 2009 than it did during the 2008 periods due to increased maintenance revenue and increased software revenue.   UK revenues were positively impacted by increased systems sales to a large customer.  The strength of the US dollar vs. the British Pound had a negative effect on reported revenue for our UK operations.

Cost of Revenues. Total cost of revenues for the three months and six months ended December 31, 2009, were $2,487,000 and $5,434,000, respectively, compared with $2,235,000 and $4,990,000 for the same periods of December 31, 2008, respectively.  The increase in cost of sales was 11.3% and 8.9%, respectively, for the three month and six month periods.  This increase was less than the increase in revenue because of higher margin system sales during the three and six month periods ended December 31, 2009.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
(In thousands)	Ended December 31,
	2009	2008	Variance $	Variance %

Research and development	$763,000	$709,000	$54,000	7.6%
Sales and marketing	620,000	561,000	59,000	10.5%
General and administrative	2,322,000	1,478,000	844,000	57.1%
Depreciation and amortization	289,000	260,000	29,000	11.2%
Total Operating Expenses	$3,994,000	$3,008,000	$986,000	32.8%

(In thousands)	For the Six Months Ended December 31,
	2009	2008	Variance $	Variance %

Research and development	$1,607,000	$1,494,000	$113,000	7.6%
Sales and marketing	1,264,000	1,160,000	104,000	9.0%
General and administrative	3,227,000	2,983,000	244,000	8.2%
Depreciation and amortization	571,000	528,000	43,000	8.1%
Total Operating Expenses	$6,669,000	$6,165,000	$504,000	8.2%

Operating expenses increased by $986,000, or 32.8% for the three months ended December 31, 2009 compared with the three months ended December 31, 2008, and increased by $504,000 or 8.2% for the six months ended December 31, 2009, compared with the six months ended December 31, 2008. This is due to the following:

Research and Development Expenses.   Research and Development expenses increased by $54,000 for the three month period ended December 31, 2009 and increased by $113,000 for the six month period ended December 31, 2009 compared to the same periods in the prior fiscal year, each representing a 7.6% increase.  The increase for the three and six month periods ended December 31, 2009 is primarily a result of an increase in the number of personnel working on development projects during the quarter ended December 31, 2009.

Sales and Marketing Expenses. Sales and Marketing expenses increased by $59,000 or 10.5% during the three months ended December 31, 2009 as compared with the same period in 2008, and increased by $104,000 or 9.0% for the six months ended December 31, 2009 compared with the six months ended December 31, 2008. This increase is due to an increase in attendance at trade shows and an increase in sales personnel within the U.S. operation during the three and six month periods ended December 31, 2009 when compared with the same periods in the prior fiscal year.

General and Administrative Expenses. General and Administrative expenses increased by $844,000 or 57.1% for the three months ended December 31, 2009 as compared to the same period in 2008, and increased $244,000 or 8.2% for the six months ended December 31, 2009 as compared with the same period in 2008.  The increase is the result of increased accruals for the settlement of liabilities and employee separation expenses.  Pursuant to the terms of the Separation Agreements we entered into on January 20, 2010 with Messrs. Warwick and Chadwick, we agreed to pay to them an aggregate of $525,000 in termination payments, payable over six months, and additional payments of an aggregate of $125,000 if certain events occur.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $29,000, or 11.2%, and $43,000, or 8.1%, for the three and six month periods ended December 31, 2009, respectively, as compared to the same periods in 2008, which is primarily due to increased capital expenditures at our U.K. businesses.

Interest Expense. Interest expense decreased by $76,000 or 17.8% to $352,000 for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, and decreased $70,000 or 8.8% to $730,000 for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008.  The decrease in interest expense is related to a reduction in our total interest bearing liabilities and a reduction in amortization of debt discount and debt issuance costs, which are included in interest expense.  For the three months ended December 31, 2009 we paid or incurred $313,000 in interest expense to ComVest.  For the six months ended December 31, 2009, we paid or incurred $628,000 in interest expense.

Other Income (expense). During the three and six month periods ended December 31, 2009, the Company had income from the change in fair value of derivative liabilities of $277,000 and $315,000 respectively. Other income includes $50,000 from the net settlement of an outstanding liability for the six month period.   The three and six month periods ended December 31, 2009 did not have any write down of available-for-sale securities. The three and six month periods ended December 31, 2008 includes a write down of $3,957,000 available-for-sale securities because of an other-than-temporary decline in the market value of the securities.

Income Taxes. Income taxes increased by $228,000, or 115.2%, to $426,000 for the three month period ended December 31, 2009, and increased by $333,000, or 106.4%, to $646,000 for the six month period ended December 31, 2009 as compared to the same periods in 2008, due to a increase in earnings for our U.K. subsidiaries for the respective periods.

Net Loss. As a result of the above, we recorded a net loss of $237,000 for the three month period ended December 31, 2009, compared with a net loss of $4,797,000 for the three month period ended December 31, 2008, and realized a net loss of $157,000 for the six months ended December 31, 2009, compared with a net loss of $5,349,000 for the six months ended December 31, 2008.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2010.

At December 31, 2009, we had cash and cash equivalents of $2,075,000, an improvement of $412,000 from June 30, 2009.  During the period ended December 31, 2009, we had $135,000 of capital expenditures and made payments of $221,000 on long-term debt.  Starting in January 2010, we will start to make payments on the $5,000,000 Term Note.  The payments are approximately $208,000 per month.  We expect to make the monthly payments on this debt and the other outstanding obligations from operating cash flow.   We do not expect to be able to make the $2,917,000 balloon payment due in November 2010 on the Term Loan or to pay off the $1,000,000 Revolver due at the same time from internally generated cash flow.  We are currently seeking debt and/or equity financing and other activities to raise the necessary capital.  There can be no assurances that such funding will be available on acceptable terms, in a timely fashion or even available at all.

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

Revenues in the UK are continuing to generate positive cash flow and more than offset the loss in the US operations, corporate expenses and interest payments resulting in a positive cash flow for the quarter. Our current plans still require us to hire additional sales and marketing staff, to expand within the U.S. market, to target new vertical markets effectively in the U.K. and to support expanded operations overall.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new vertical markets for our AutoPart product.

The Company experienced a positive cash flow because of strong operating results in our U.K. business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009.

(b)   Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s second fiscal quarter of the fiscal year ending June 30, 2010 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

(1)
On August 1, 2007 the Company and Mr. McKenna entered into an agreement resolving all outstanding actions by Mr. McKenna against the Company and its subsidiaries related to the initial action against CarParts Technologies, Inc., which is now known as ASNA. The agreement provided that the Company would pay Mr. McKenna $2,000,000 in cash, $825,000 on a promissory note with an interest rate of 8% amortized in equal payments over a 24-month period (see Note 6) and in addition would issue Mr. McKenna 1,718,750 shares of Common Stock of the Company, which represented an aggregate number of shares of common stock of the Company that the parties determined fairly represented $825,000 (assuming a price of $0.48 per share of common stock, the closing price of the Company’s common stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of common stock at the same price, which was valued at $412,000 (using the Black-Scholes valuation model) and recorded as an additional litigation cost for the year ended June 30, 2007. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company recorded the settlement with McKenna as of June 30, 2007. The shares were issued in fiscal 2008 (see Note 6). This settlement was amended during fiscal 2008 (see Note 6).

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

On August 21 2009, the Company’s counsel received two notifications on behalf of the Company from Mr. Blumenthal’s counsel. One letter makes certain demands on the Company in respect of Mr. Blumenthal’s sale of the software program VAST to one of the Company’s predecessor organizations, and asserts that the Company owes Mr. Blumenthal $936,776. The second letter asserts certain rights of Mr. Blumenthal with respect to his employment with the Company and asserts that the Company owes Mr. Blumenthal approximately $136,612. Since the fall of 2009, the Company has had ongoing discussions with Mr. Blumenthal’s attorneys in an effort to resolve without litigation matters surrounding Mr. Blumenthal’s claims. As a gesture to demonstrate good faith, the Company paid to Mr. Blumenthal $60,000 during December 2009 and has paid $40,000 subsequent to the close of the quarter, during the pendency of negotiations.  These negotiations to try to reach a good faith settlement with Mr. Blumenthal are continuing however, based on the negotiations through the date of this quarterly report, the Company is uncertain whether a settlement will be attainable. Should a settlement not be reached, there is a strong likelihood that litigation will be commenced.  The Company intends to vigorously defend itself.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 7, 2009, the Company issued 125,265 shares of common stock to certain directors, which were valued at the $12,526.

The above transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder as a transaction by the Company not involving any public offering and the purchaser met the “accredited investor” criteria required by he rules and regulations promulgated under the Securities Act.

On December 31, 2009, we issued warrants to purchase an aggregate of 700,000 shares of the Company’s common stock, $0.0001 par value per share, at an exercise price of $0.08 per share, for a period of five (5) years (the “Warrants”).  The number of shares issuable upon exercise of the Warrants, and/or the applicable exercise prices, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction.

The above transactions were registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder as transactions by the Company not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the second quarter of the Company’s fiscal year ending June 30, 2010.

ITEM 5. OTHER INFORMATION.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Letter Agreement between Aftersoft Group, Inc. and Commonwealth Associates LP, with exhibits.(incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2010).

10.2
Separation Agreement dated January 20, 2010 between Aftersoft Group, Inc. and Ian Warwick (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 22, 2010).

10.3
Separation Agreement dated January 20, 2010 between Aftersoft Group, Inc. and Simon Chadwick (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 22, 2010).

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

Aftersoft Group, Inc.

Date February 11, 2010	By:	/s/ Michael Jamieson
Michael Jamieson
Interim Chief Executive Officer (Principal Executive Officer)

Date : February 11, 2010	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Letter Agreement between Aftersoft Group, Inc. and Commonwealth Associates LP, with exhibits.(incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2010).

10.2
Separation Agreement dated January 20, 2010 between Aftersoft Group, Inc. and Ian Warwick (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 22, 2010).

10.3
Separation Agreement dated January 20, 2010 between Aftersoft Group, Inc. and Simon Chadwick (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 22, 2010).

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