Form 10-Q
period 2010-03-31
Aftersoft Group
filed 2010-04-26
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

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
Yes ☐ No ☒

The registrant has 84,351,379 shares of common stock outstanding as of April 26, 2010.

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

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-5

AFTERSOFT GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,457	$1,663
Accounts receivable, net of allowance of $161 and $87	2,445	2,154
Inventories	337	318
Prepaid expenses and other current assets	469	507
Total Current Assets	4,708	4,642

Property and Equipment, Net	891	1,028

Other Assets
Goodwill	8,924	9,548
Amortizable intangible assets, net	2,933	3,566
Software development costs, net	1,565	1,691
Other long-term assets	64	179
Total Assets	$19,085	$20,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,573	$1,386
Accrued expenses and other	2,970	3,162
Payroll and other taxes	279	278
Derivative liabilities	305	-
Current portion of long-term debt, net of debt discount	5,540	1,598
Current portion of deferred revenue	386	482
Current portion of litigation liability	699	-
Taxes payable	648	708
Total Current Liabilities	12,400	7,614

Long-Term Liabilities
Deferred revenue, net of current portion	295	748
Deferred income taxes	710	880
Long-term debt, net of current portion	187	4,713
Litigation liability, net of current portion	551	-
Other	183	199
Total Liabilities	14,326	14,154

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock:
Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock:
Par value $0.0001 per share; 150,000,000 shares authorized, 84,042,708 and 83,462,337 shares issued and outstanding, respectively	8	8
Additional paid-in capital	29,438	30,219
Accumulated other comprehensive loss	(1,027)	(482)
Accumulated deficit	(23,660)	(23,245)
Total Stockholders' Equity	4,759	6,500

Total Liabilities and Stockholders' Equity	$19,085	$20,654

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except for share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues	$5,550	$5,027	$18,508	$15,877
Cost of revenues	2,492	2,125	7,926	7,115
Gross profit	3,058	2,902	10,582	8,762

Operating expenses
Research and development	754	721	2,361	2,215
Sales and marketing	493	550	1,757	1,710
General and administrative	1,746	1,134	4,973	4,117
Depreciation and amortization	276	253	847	781
Total operating expenses	3,269	2,658	9,938	8,823

Operating income (loss)	(211)	244	644	(61)

Other income (expense)
Interest expense	(314)	(413)	(1,044)	(1,213)
Write down of investment available-for-sale securities	-	-	-	(3,957)
Interest income	-	8	-	21
Change in fair value of derivative liabilities	(62)	-	253	-
Gain on settlement of liability	-	-	50	-
Other, net	-	(2)	(1)	11
Total other expense, net	(376)	(407)	(742)	(5,138)

Loss before provision for income taxes	(587)	(163)	(98)	(5,199)
Provision for income taxes	132	152	778	465
Net Loss	(719)	(315)	(876)	(5,664)

Reversal of unrealized loss on investments in available-for-sale securities	-	281	-	1,089
Foreign currency translation loss	(437)	(458)	(545)	(4,101)
Total comprehensive loss	$(1,156)	$(492)	$(1,421)	$(8,676)

Loss per share attributed to common stockholders - basic and diluted	$(0.01)	$-	$(0.01)	$(0.07)

Weighted average shares outstanding - basic and diluted	84,028,138	79,123,769	83,761,308	88,291,870

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Nine Months Ended
	March 31,	March 31,
	2010	2009

Cash flows from operating activities:

Net loss	$(876)	$(5,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Bad debt expense	127	-
Depreciation and amortization	847	781
Write down of investments in available-for-sale securities	-	3,957
Debt discount and debt issuance cost amortization	428	594
Fair value of stock issued for services	51	20
Gain on settlement of liability	(50)	-
Deferred income taxes	(170)	-
Change in fair value of derivative liabilities	(253)	-
Warrants issued for settlement of service agreement	36	-

Changes in assets and liabilities
Accounts receivable	(596)	491
Inventories	(50)	276
Prepaid expenses and other assets	3	234
Accounts payable	278	(917)
Accrued expenses and other liabilities	1,298	89
Deferred revenue	(515)	(50)
Taxes payable	(5)	(218)

Net cash provided by (used in) operating activities	553	(407)

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(In thousands)

Cash flows from investing activities :
Purchase of property and equipment	(69)	(98)
Capitalized software development costs	(69)	(185)
Net cash used in investing activities	(138)	(283)

Cash flows from financing activities:

Proceeds from sale of Parent company common stock, net of issuance costs	-	841
Proceeds from debt, net of issuance costs	-	500
Payments on debt	(719)	(384)
Net cash (used in) provided by financing activities	(719)	957

Effect of exchange rate changes	98	(1,084)
Net decrease in cash and cash equivalents	(206)	(817)
Cash and cash equivalents, beginning of period	1,663	1,964
Cash and cash equivalents, end of period	$1,457	$1,147

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$601	$619
Income taxes	$414	$318

Supplemental disclosures of non-cash investing and financing activities :
Value of distributed shares	$-	$29
Value of retired shares	$-	$2,126
Cumulative effect to retained earnings due to adoption of accounting standard	$461	$-
Cumulative effect to additional paid-in-capital due to adoption of accounting standard	$868	$-
Cumulative effect to debt discount due to adoption of accounting standard	$310	$-
Value of warrants issued for amended debt covenants	$-	$15
Issuance of debt for property, plant, and equipment	$-	$403
Gain on sale of Parent company common stock	$-	$337

Shares of Parent company common stock remitted in exchange for Parent company obligations	$-	$193
Parent company obligations assumed by Company	$-	$(140)
Loss on settlement of Parent company obligations	$-	$53

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, which was filed with the SEC on September 25, 2009.   The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Going Concern

At March 31, 2010, the Company had cash and cash equivalents of $1,457,000, a decrease of $206,000 from June 30, 2009. During the nine months ended March 31, 2010, the Company had $138,000 of capital expenditures and made payments of $719,000 on debt. In February 2010, the Company started to make payments on the $5,000,000 Term Note, (see Note 5). The payments are approximately $208,000 per month. The Company expects to make the monthly payments on this debt and the other outstanding obligations from operating cash flow. The Company does not expect to be able to make the $3,125,000 balloon payment due in November 2010 on the Term Loan or to pay off the $1,000,000 Revolver due at the same time from internally generated cash flow. The Company is currently seeking debt and/or equity financing and other activities to raise the necessary capital. There can be no assurances that such funding will be available on acceptable terms, in a timely fashion or even available at all.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $23.7 million and a working capital deficit of $7.7 million at March 31, 2010. These factors, along with the amounts due on the Term Loan in November 2010 as discussed above, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
March 31, 2010
(Unaudited)

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2010 and June 30, 2009, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

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

No customers accounted for approximately 10% or more of the Company’s revenue for the three month period ended March 31, 2010. During the nine month period ended March 31, 2010, one customer accounted for 11.5% of the Company’s revenue.  No such concentration existed during the three and nine month periods ended March 31, 2009.

No customers accounted for more than 10% or more of the Company’s accounts receivable at March 31, 2010 and June 30, 2009.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis.

Geographic Concentrations

The Company conducts business in the US, Canada and the UK. For customers headquartered in their respective countries, the Company derived 27% of its revenues from the US, 1% from Canada and 72% from its UK operations during the three months ended March 31, 2010, compared to 33% of its revenues from the US, 2% from Canada and 65% from the UK for the three months ended March 31, 2009.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The Company derived 25% of its revenues from the US, 1% from Canada and 74% from its UK operations during the nine months ended March 31, 2010 compared to 26% of its revenues from the US, 2% from Canada and 72% from the UK for the nine months ended March 31, 2009. At March 31, 2010, the Company maintained 62% of its net property and equipment in the UK and the remaining 38% in the US.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the valuation of derivative liabilities, collectability of accounts receivable, the realizability of inventories, the fair value of investments in available-for-sale securities, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities, and the estimated value of warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

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

Available-for-Sale Securities

Management determines the appropriate classification of its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive loss, net of tax. At March 31, 2010, investments consist of corporate stock with a carrying value of $0.  During the year ended June 30, 2009, the Company wrote down its investment in available-for-sale securities to $0, which is now the Company’s new cost basis in the securities.  The Company will not recognize any gain or loss on the securities unless they are sold.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
March 31, 2010
(Unaudited)

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Depreciation expense was $51,000 and $43,000 for the three months ended March 31, 2010 and 2009, respectively, and $154,000 and $127,000 for the nine months ended March 31, 2010 and 2009, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method over a period of three years. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded loss of the Company. Amortization expense was $47,000 and $25,000 for the three months ended March 31, 2010 and 2009, respectively, and $153,000 and $110,000 for the nine months ended March 31, 2010 and 2009, respectively.

Amortizable Intangible Assets

Intangible assets that have finite useful lives be amortized over their useful lives.   Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $178,000 and $185,000 for the three months ended March 31, 2010 and 2009, respectively, and $540,000 and $544,000 for the nine months ended March 31, 2010 and 2009, respectively.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

For the nine  months ended March 31, 2010, goodwill activity was as follows:

Balance, July 1, 2009	$9,548,000
Effect of exchange rate changes	(624,000)
Balance, March 31, 2010	$8,924,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2010, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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
March 31, 2010
(Unaudited)

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2010 and 2009, advertising expense totaled $5,000 and $30,000, respectively. For the nine months ended March 31, 2010 and 2009, advertising expense totaled $37,000 and $58,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($437,000) and ($458,000) for the three months ended March 31, 2010 and 2009, respectively, and ($545,000) and ($4,101,000) for the nine months ended March 31, 2010 and 2009, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for any period presented.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended March 31, 2010, the components of comprehensive loss consist of changes in foreign currency translation losses.  For the three and nine months ended March 31, 2009, comprehensive loss also consisted of changes in unrealized loss on investments in available-for-sale securities.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average shares outstanding assuming all potential dilutive common shares were issued. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.  For the three and nine months ended March 31, 2010 and 2009, there were no dilutive shares. A total of 22,498,135 common stock purchase warrants and debt convertible into 3,386,616 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive for the three and nine months ended March 31, 2010. For the three and nine months ended March 31, 2009 a total of 21,798,135 common stock purchase warrants and debt convertible into 3,361,345 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. Had the Company reported net income in any of these periods, none of these shares would have been included in the diluted earnings per share.

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

In January 2010, the Financial Accounting Standards Board issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Effective July 1, 2009, the Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock.  The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of the adoption, 5,083,333 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an average exercise price of $0.21 and expiration dates of December 31, 2013. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and recorded the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in December 2007. On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $868,000 to derivative liabilities, increased the debt discount and derivative liabilities by a gross amount of approximately $310,000, decreased accumulated deficit by approximately $619,000 for the change in fair value of derivative liabilities for the period from December 2007 through June 30, 2009 and increased accumulated deficit by approximately $158,000 for additional amortization of debt discount for the period from December 2007 through June 30, 2009. The fair value of the common stock purchase warrants was approximately $305,000 and the embedded conversion feature was approximately $0 on March 31, 2010.  The total value of these derivative liabilities declined from $558,000 to $305,000 for the nine months ended March 31, 2010 and increased from approximately  $243,000 to $305,000 for the three months ended March 31, 2010. As such, the Company recognized approximately $253,000 gain from the change in fair value of the derivative liabilities for the nine months ended March 31, 2010 and recognized a loss of $62,000 for the three months ended March 31, 2010.

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

	March 31,	July 1,
	2010	2009
Annual dividend yield	0.0%	0.0%
Expected life (years)	0.67 - 4.00	4.50
Risk-free interest rate	0.39%-2.65%	0.54%-2.51%
Expected volatility	85%	175%

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	Level 1	Level 2	Level 3	Total
Fair Fair value of warrants	$-	$-	$305,000	$305,000
Fair Fair value of embedded conversion feature related to convertible notes	-	-	-	-
Total	$-	$-	$305,000	$305,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of June 30, 2009	$-
Cumulative effect of adoption	558,000
Change in fair value	(253,000)
Balance as of March 31, 2010	$305,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended March 31, 2010.

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

In February 2010, Mr. Blumenthal commenced a civil action against the Company (see Note 6).

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

During the fiscal year ended June 30, 2009, the Company liquidated 5,231,622 common shares of ADNW for net proceeds of $889,000, and issued 2,000,000 common shares of ADNW in settlement of ADNW obligations. As a result of the Company’s ownership of certain ADNW securities, the Company received approximately 13,965,295 shares of its own common stock in connection with the spin-off dividend distribution.  On December 31, 2008, the Company retired 13,722,112 of the shares. The remaining 243,183 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.

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

The Company owns approximately 3% of the outstanding shares of First London PLC, and completely wrote down its investment and recognized a loss of $4,723,000 because of an other-than-temporary impairment as of June 30, 2009. The recognition of this impairment loss in the statement of operations resulted in the reversal in other comprehensive loss of a previously unrealized loss of $184,000 for the year ended June 30, 2009. At March 31, 2009, investments consist of corporate stock with an unrealized loss of $932,000.  At March 31, 2010, the Company still holds all of the shares received.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 5.   LONG -TERM DEBT

Long-term debt consists of the following as of March 31, 2010 and June 30, 2009:
	March 31, 2010	June 30, 2009
ComVest term loan, net of debt discount of $141,000 and $303,000	$4,443,000	$4,697,000
ComVest revolver	1,000,000	1,000,000
Secured notes	271,000	388,000
McKenna note	-	150,000
Homann note	-	63,000
Other notes	13,000	13,000
	5,727,000	6,311,000
Less current portion	(5,540,000)	(1,598,000)
Long term portion	$187,000	$4,713,000

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Effective April 22, 2009, the Company and ComVest amended the loan agreement and modified certain covenants relating to the required ratio of (a) Earning Before Interest, Depreciation, and Amortization, minus capital expenditures incurred to (b) debt service (all interest and principal payments) ("Debt Service") (the "EBIDA Ratio") contained in the Loan Agreement (the "Covenant"). Pursuant to the April 22, 2009 Amendment, the Covenant requires that the applicable minimum EBIDA Ratio be met as of the end of the quarter for such fiscal quarter. Prior to the April 22, 2009 Amendment, the Covenant required that the applicable minimum EBIDA Ratio be met as of the end of each quarter of any fiscal year for the four (4) consecutive quarters then ended.  The minimum EBIDA Ratios themselves were not modified by the April 22, 2009 Amendment, and remain at 0.71:1.00 for the quarter ended March 31, 2009; 0.50:1.00 for the quarter ended June 30, 2009; and 1.25:1.00 for the quarters ended on and after September 30, 2009.

After obtaining the above waivers, the Company was not in violation and any loan covenants for the period ending June 30, 2009.

As of March 31, 2010, the Company did not meet the EBIDA Ratio Covenant of 1.25:1 as required by the Loan Agreement, and Amendment.    Our failure to maintain this ratio constitutes an event of default under the terms of the Loan Agreement. Under the terms of the Loan Agreement, if any event of default occurs, the full principal amount of the Note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at ComVest’s election, immediately due and payable in cash. The Company is in negotiations to resolve the default with ComVest.

Credit Facility and Revolving Credit Note. Pursuant to the terms of the Loan Agreement, the Credit Facility became available on December 21, 2007 (the “Closing Date”), and the initial maturity date was November 30, 2009.  The Company had the option of extending the maturity date of the Credit Facility for one additional year, through November 30, 2010 upon written notice to ComVest provided that no default or event of default have occurred and are continuing at that time, and provided that the maturity date of the Credit Facility has not been accelerated due to prepayment in full of the Term Loan.  On September 9, 2009,  the Company notified ComVest of its election to extend the maturity date of the credit facility to November 30, 2010.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

At March 31, 2010, the Company had drawn down the $1,000,000 Credit Facility in full.  The interest rate as of March 31, 2010 was 9.5%.

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

As amended (see ”ComVest Loan Agreement” above), the Term Note is repayable in 10 equal monthly installments of approximately $208,333, payable on first day of each calendar month commencing  February 1, 2010 through November 1, 2010, with the balance of $2,708,333 due on November 30, 2010.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
March 31, 2010
(Unaudited)

On July 3, 2008, the conversion price for the Term Note was reduced from $1.50 to $1.49 as a result of certain anti-dilution protection contained therein following the issuance by the Company of additional shares of common stock and warrants to purchase common stock. Consequently, the number of shares issuable upon conversion of the principal amount of the Term Note was increased to 3,361,345 shares from 3,333,333 shares, which was accounted for in the change in fair value of derivative liabilities.

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

The expenses of this financing were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were allocated between debt issuance costs and debt discount. The debt issuance costs of $478,000 were recorded on the date of entering into the agreement in other assets in the accompanying consolidated balance sheets and are being amortized and charged to interest expense over the term of the loan using the effective interest method. The balance of the Debt issuance costs was approximately $22,000 as of March 31, 2010 and is included in Other assets in the accompanying consolidated balance sheet.  Amortization of the issuance costs was approximately $25,000 and $114,000 for the three and nine months ended March 31, 2010, respectively, and $62,000 and $194,000 for the three and nine months ended March 31, 2009, respectively. A debt discount of $163,000 was recorded in the consolidated balance sheet on the date of entering into the agreement as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method. The Company also issued warrants to ComVest to purchase shares of the Company’s Common Stock (see below). The relative fair value of these warrants was approximately $868,000 and recorded in the debt discount. Additionally, due to the adoption of the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock, the Company recorded an additional $310,000 of debt discount as if incurred on the date of the agreement (see Note 2).  The balance of the debt discount is approximately $141,000 as of March 31, 2010.

Warrants. In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s Common Stock, exercisable after the Closing Date and expiring December 31, 2013: a) Warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.3125 per share; b) Warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.39 per share; and c) Warrant to purchase 2,083,333 shares of common stock at an exercise price of $0.3625 per share; (each, a “Warrant”) (the 5,083,333 shares collectively issuable upon exercise of the Warrants are referred to herein as the “Warrant Shares”).  The exercise prices of certain of these warrants were amended, as described under “ComVest Loan Agreement” above.   The relative fair value of the Warrant Shares, at the time of issuance was $868,000 using a Black Scholes valuation model and also contains a cashless exercise feature.  The warrant valuation was computed using a 3.5% risk-free interest rate, a 99% volatility and a six-year life. The value of the Warrant Shares is included in debt discount, is recorded in the consolidated balance sheet as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
March 31, 2010
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

The Company also granted certain registration rights and piggyback registration rights to the holder(s) of the securities underlying the Term Note and Warrants.  The registration for the sales of the securities underlying the Term Note and Warrants was declared effective by the SEC on May 1, 2009.

The Company issued warrants to purchase 250,000 shares of common stock as compensation to a consultant for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $42,000 using a Black-Scholes valuation model and are included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a six-year life.

Amortization of debt discount was $114,000 and $123,000, and amortization of debt issuance costs was $22,000 and $62,000, for the three months ended March 31, 2010 and 2009, respectively. Amortization of debt discount was $314,000 and $400,000, and amortization of debt issuance costs was $114,000 and $194,000 for the nine months ended March 31, 2010 and 2009, respectively.  The unamortized debt discount related to the debt issuance costs, the warrants and the conversion feature was $0, $113,000 and $28,000, respectively.

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

McKenna Note

The Company had issued an unsecured note payable to Mr. A. McKenna in the original amount of $825,000 with interest at 8% per annum  The note was initially due in July 2009, and was payable in 24 monthly installments of $37,313 including interest. In February 2009, the Company orally advised Mr. McKenna that it would reduce the monthly payment to $18,650 per month, but there was no written amendment to the note between the Company and Mr. McKenna.  Since February 2009, the note holder accepted the reduced monthly payments, and did not notify the Company of any violations of the terms and conditions of the payment agreement.  The Company repaid the note in full during the three month period ended March 31, 2010.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
March 31, 2010
(Unaudited)

Secured Notes

The Company has secured notes totaling $289,000 payable over 12 to 48 months with monthly payments of $4,137 and quarterly payments of $6,278.  The notes bear interest rates of 5.49% to 9.54% and are secured by leasehold improvements and equipment with a carrying value of $289,000.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

(1)
On August 1, 2007, the Company and Mr. McKenna entered into an agreement that settled all outstanding actions by Mr. McKenna against the Company and its subsidiaries related to the initial action against CarParts Technologies, Inc., which is now known as ASNA. Pursuant to the settlement, the Company paid Mr. McKenna $2,000,000 in cash, issued him an 8% promissory note in the principal amount of $825,000, which is payable over 24 months, and issued Mr. McKenna 1,718,750 shares of the Company’s Common Stock, which represented $825,000 at a value of $0.48 per share (the closing price of the Company’s Common Stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of Common Stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company finalized its agreement with McKenna on December 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The shares were issued in August 2007. In November 2007, the Company amended the settlement agreement and issued 1,718,750 warrants to purchase Common Stock for $0.48 per share. The warrants were issued to replace the Common Stock included in the settlement agreement. In February 2009, the Company orally advised Mr. McKenna that it would reduce the monthly payment on the note to $18,650 per month from $37,313 per month, but there is no written amendment to the note between the Company and Mr. McKenna.  Since February 2009, the note holder accepted the reduced monthly payments, and did not notify the Company of any violations of the terms and conditions of the payment agreement.  The Company repaid the note in full during the three month period ended March 31, 2010.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
March 31, 2010
(Unaudited)

On February 17, 2010, Mr. Blumenthal commenced a civil action against the Company, certain subsidiaries, and current and former officers and directors of the Company.   On April 16, 2010, the Company settled the litigation with Mr. Blumenthal for $1,250,000. On April 19, 2010, the Company paid Mr. Blumenthal $350,000.  The balance of the settlement amount is payable through November 2012 in equal monthly payments of $31,750, which includes interest at 7%. In the event the Company defaults in payment, Mr. Blumenthal may elect to reinstitute the original litigation.

As of March 31, 2010 the Company has accrued $1,250,000 for the settlement of this liability which is included in the consolidated balance sheet of the accompanying financial statements.

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

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
March 31, 2010
(Unaudited)

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

On January 4, 2010, the Company issued 152,679 shares of common stock to certain directors in lieu of cash compensation fees, which were valued at approximately $11,000.

AFTERSOFT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
March 31, 2010
(Unaudited)

On January 6, 2010, the Company issued 116,765 shares of common stock to certain directors, which were valued at approximately $8,000 under the Company’s 2007 Long-Term Incentive Plan.

NOTE 8. SUBSEQUENT EVENTS

On April 7, 2010, the Company issued 186,406 shares of common stock to certain directors in lieu of cash compensation fees, which were valued at approximately $15,000.

On April 6, 2010, the Company issued 122,265 shares of common stock to certain directors, which were valued at approximately $9,000 under the Company’s 2007 Long-Term Incentive Plan.

On April 16, 2010, the Company settled a litigation with Mr. Blumenthal for $1,250,000. On April 19, 2010, the Company paid Mr. Blumenthal $350,000 and the balance is payable through November 2012 in equal monthly payments of $31,750, which includes interest at 7%. See note 6.

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

Overview

Aftersoft Group Inc. is a technology holding company that has two wholly owned subsidiaries based in the U.S. (ASNA and MAM U.S.) and one in the U.K. (MAM), which operate independently from one another. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

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

Our revenue and income is derived primarily from the sale of software, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the three months ended March 31, 2010, we generated revenues of $5,550,000 and had a net loss of $719,000. Of these revenues, 72.0% came from the UK market. In the nine months ended March 31, 2010, we generated revenues of $18,508,000 with a net loss of $876,000. Of these revenues, 74.0% come from the U.K. market.

Our headquarters was formerly in Chester, U.K., and was moved to Barnsley U.K. effective February 1, 2010.  We maintain additional offices for our US operating subsidiary in Dana Point, California, Allentown, Pennsylvania and, for our U.K. operating subsidiary, in Barnsley, Northampton and Wareham in the U.K.

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

The second area of focus is the sales and marketing strategy within the U.S. market. To date, although increased resources have been made available for sales and marketing, they have not brought the levels of return that management had expected. Our management has reviewed the U.S. business’ sales processes and marketing efforts and made what it believes are significant improvements that will be successful over  the last quarter of fiscal 2010.

The third area of focus relates to the continued sales and marketing initiatives tied to the Autopart and Autocat products within the U.S. market. A senior member of the U.K. management team has been appointed to join the U.S. business to head the efforts relating to this product along with a complementary DirectStep product. To date this move has proved successful, as we have increased levels of service and knowledge of our U.S. staff members, and management believes that this will lead to significant revenue increases within the next six months. While management believes that this is the correct route to follow, it is aware that this effort and the move of personnel may affect the U.K. business following the transfer of a key member of former U.K. management.

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

Effective February 1, 2010, Michael Jamieson was appointed to serve as our Interim CEO and as a director.  Mr. Jamieson was also elected to serve as a director on our Board of Directors at our Annual Meeting of Stockholders, which was held on April 21, 2010.

On April 16, 2010, the Company settled a litigation with Mr. Blumenthal for $1,250,000. On April 19, 2010, the Company paid Mr. Blumenthal $350,000. The balance of the settlement amount is payable through November 2012 in equal monthly payments of $31,750, which includes interest at 7%. In the event the Company defaults in payment, Mr. Blumenthal may elect to reinstitute the original litigation.  See note 6 to the financial statements.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 73% and 75% for the three and nine month periods ended March 31, 2010, respectively, as compared to 75% and 76% for the corresponding periods in 2009.  As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate for the period. During the three and nine month periods ended March 31, 2010, the exchange rate for MAM’s operating results was US$1.6094 per GBP1, compared with US$1.6384 per GBP1 for the three and nine periods ended March 31, 2009.

Assets and liabilities of our MAM subsidiary are translated into US dollars at the quarter-end exchange rates.  The exchange rate used for translating our MAM subsidiary was US$1.5072 per GBP1 at March 31, 2010 and US$1.4214 per GBP1 at June 30, 2009.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($437,000) and ($458,000) for the three months ended March 31, 2010 and 2009, respectively, and ($545,000) and ($4,101,000) for the nine months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, we had a backlog of unfilled orders of business management systems of $1,837,000 compared to a backlog of $3,900,000 at March 31, 2009.  We expect to recognize approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three months and nine months ended March 31, 2010 compared with the three months and nine months ended March 31, 2009 were as follows:

Revenues. Revenues were $5,550,000 and $18,508,000 for the three and nine months ended March 31, 2010, respectively, an increase of 10.4% and 16.6%, respectively, compared with revenues of $5,027,000 and $15,877,000 for the three and nine months ended March 31, 2009, respectively.   U.S. operations increased revenue by $330,000 and the U.K. operation increased revenue by $2,288,000 for the nine month periods.  Our U.S. operation experienced higher revenues for the three and nine month periods ended March 31, 2010 than it did during the 2009 periods due to increased maintenance revenue and increased software revenue.   U.K. revenues were positively impacted by increased systems sales to a large customer.  The strength of the U.S. dollar vs. the British Pound had a negative effect on reported revenue for our U.K. operations compared to the prior periods.

Cost of Revenues. Total cost of revenues for the three months and nine months ended March 31, 2010, were $2,492,000 and $7,926,000, respectively, compared with $2,125,000 and $7,115,000 for the same periods of March 31, 2009, respectively.  The increase in cost of sales was 17.3% and 11.4%, respectively, for the three month and nine month periods.  This increase was less than the increase in revenue because of higher margin system sales during the three and nine month periods ended March 31, 2010.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
(In thousands)	Ended March 31,
	2010	2009	Variance $	Variance %

Research and development	$754,000	$721,000	$33,000	4.6%
Sales and marketing	493,000	550,000	(57,000)	-10.4%
General and administrative	1,746 ,000	1,134,000	612,000	54.0%
Depreciation and amortization	276,000	253,000	23,000	9.1%
Total Operating Expenses	$3,269,000	$2,658,000	$611,000	23.0%

(In thousands)	For the Nine Months Ended March 31,
	2010	2009	Variance $	Variance %

Research and development	$2,361,000	$2,215,000	$146,000	6.6%
Sales and marketing	1,757,000	1,710,000	47,000	2.7%
General and administrative	4,973,000	4,117,000	856,000	20.8%
Depreciation and amortization	847,000	781,000	66,000	8.5%
Total Operating Expenses	$9,938,000	$8,823,000	$1,115,000	12.6%

Operating expenses increased by $611,000, or 23.0% for the three months ended March 31, 2010 compared with the three months ended March 31, 2009, and increased by $1,115,000 or 12.6% for the nine months ended March 31, 2010, compared with the nine months ended March 31, 2009. This is due to the following:

Research and Development Expenses.   Research and Development expenses increased by $33,000 for the three month period ended March 31, 2010 and increased by $146,000 for the nine month period ended March 31, 2010 compared to the same periods in the prior fiscal year, or increased by 4.6% and 6.6%, respectively. The increase for the three and nine month periods ended March 31, 2010 is primarily a result of an increase in the number of personnel working on development projects during the quarter ended March 31, 2010.

Sales and Marketing Expenses. Sales and Marketing expenses decreased by $57,000 or 10.4% during the three months ended March 31, 2010 as compared with the same period in 2009, and increased by $47,000 or 2.7% for the nine months ended March 31, 2010 compared with the nine months ended March 31, 2009. The decrease for the three month period was the result of reductions in advertising, travel and entertainment expenses.  The increase for the nine months ended March 31, 2010 was the result of increased incentive compensation of $85,000 in the UK  business, which was partially offset by reductions in expenses for the US operations.

General and Administrative Expenses. General and Administrative expenses increased by $612,000 or 54.0% for the three months ended March 31, 2010 as compared to the same period in 2009, and increased $856,000 or 20.8% for the nine months ended March 31, 2010 as compared with the same period in 2009.  The increase for the three month period was the result of increased legal fees of $271,000 for the defense of the Blumenthal litigation, $300,000 for the settlement of that litigation and an increase in marketing consulting expenses of $73,000 ..   The increase for the nine month period was the result of an increase of $154,000 in legal fees, $533,000 for the settlement of litigation and $650,000 in termination expenses.   These increased expenses were partially offset by reduced expenditures in most other areas of administrative expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased  $23,000, or 9.1%, and increased $66,000, or 8.5%, for the three and nine  month periods ended March 31, 2010, respectively, as compared to the same periods in 2009, which is primarily due to increased capital expenditures at our U.K. businesses.

Interest Expense. Interest expense decreased by $99,000 or 24.0% to $314,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, and decreased $169,000 or 13.9% to $1,044,000 for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.  The decrease in interest expense is related to a reduction in our total interest bearing liabilities and a reduction in amortization of debt discount and debt issuance costs, which are included in interest expense.  For the three months ended March 31, 2010 we paid or incurred $176,000 in interest expense to ComVest.  For the nine months ended March 31, 2010, we paid or incurred $514,000 in interest expense.

Other Income. (Expense) During the three and nine month periods ended March 31, 2010, the Company had a loss from the change in fair value of derivative liabilities of ($62,000) and $253,000, respectively. Other income includes $50,000 from the net settlement of an outstanding liability for the nine month period.   The three and nine month periods ended March 31, 2010 did not have any write down of available-for-sale securities. The nine month periods ended March 31, 2009 includes a write down of $3,957,000 available-for-sale securities because of an other-than-temporary decline in the market value of the securities.

Income Taxes. Income taxes decreased by $20,000, or 13.2%, to $132,000 for the three month period ended March 31, 2010, and increased by $313,000, or 67.3%, to $778,000 for the nine month period ended March 31, 2010 as compared to the same periods in 2009, due to a increase in earnings by our U.K. subsidiaries for the respective periods.

Net Loss. As a result of the above, we recorded a net loss of $719,000 for the three month period ended March 31, 2010, compared with a net loss of $315,000 for the three month period ended March 31, 2009, and realized a net loss of $876,000 for the nine months ended March 31, 2010, compared with a net loss of $5,664,000 for the nine months ended March 31, 2009.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2010.

At March 31, 2010, we had cash and cash equivalents of $1,457,000, a decrease of $206,000 from June 30, 2009.  During the period ended March 31, 2010, we had $138,000 of capital expenditures and made payments of $719,000 on debt.  The payments on the ComVest loan of $208,000 per month commenced in February 2010. Our total debt payments were $499,000 and $730,000 for the three and nine months ending March 31, 2010, respectively.  We expect to make our upcoming monthly payments on this debt and the other outstanding obligations from operating cash flow.  However, we do not expect to be able to make the $3,125,000 balloon payment due in November 2010 on the Term Loan or to pay off the $1,000,000 Revolver due at the same time from internally generated cash flow.  We are currently seeking debt and/or equity financing and other activities to raise the necessary capital.  There can be no assurances that such funding will be available on acceptable terms, in a timely fashion or even available at all.

We expect to see continued growth from both the US and UK operations, with strong growth in revenues and operating income from the US operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next quarter, specifically due to additional products that have been developed by the US operation which are currently being released to customers, and the reintroduction of our Autopart line of products in the US market.

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

Revenues in the UK are continuing to generate positive cash flow and more than offset the loss in the US operations, corporate expenses before one-time charges for litigation and settlement expenses and interest payments aggregating approximately $2,207,000.  Excluding the one-time cash requirements, the results would have been in a positive cash flow for the quarter  Our current plans still require us to hire additional sales and marketing staff, to expand within the U.S. market, to target new vertical markets effectively in the U.K. and to support expanded operations overall.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new vertical markets for our AutoPart product.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2010.

(b)   Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s third fiscal quarter of the fiscal year ending June 30, 2010 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 17, 2010, Mr. Blumenthal commenced a civil action against the Company, certain subsidiaries, and current and former officers and directors of the Company.   On April 16, 2010, the Company settled the litigation with Mr. Blumenthal for $1,250,000. On April 19, 2010, the Company paid Mr. Blumenthal $350,000.  The balance of the settlement amount is payable through November 2012 in equal monthly payments of $31,750, which includes interest at 7%. In the event the Company defaults in payment, Mr. Blumenthal may elect to reinstitute the original litigation.  See Note 6 to the financial statements.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 4, 2010, the Company issued 152,679 shares of common stock to certain directors in lieu of cash compensation fees, which were valued at approximately $11,000.

On January 6, 2010, the Company issued 116,765 shares of common stock to certain directors, which were valued at the approximately $8,000 under the Company’s 2007 Long-Term Incentive Plan.

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

ITEM 4. (REMOVED AND RESERVED).

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

Aftersoft Group, Inc.

Date April 26, 2010	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Interim Chief Executive Officer (Principal Executive Officer)

Date April 26, 2010	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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