Form 10-K
period 2010-06-30
MAM SOFTWARE GROUP, INC.
filed 2010-09-16
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number 000-27083

MAM Software Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1108035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Maple Park, Maple Court, Tankersley, Barnsley, UK S75 3DP
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 011-44-124-431-1794

Aftersoft Group, Inc.
(Former name, change since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value
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
Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

As of December 31, 2009 approximately 83,773,264 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2009, the last business day of the 2 nd   fiscal quarter, was approximately $3,604,179 based on the average high and low price of $0.06 for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 85,860,185 shares of its common stock outstanding as of August 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

i

PART I

Item 1.	Business

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Software” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “ASNA” refers to Aftersoft Network N.A., Inc. and its operating subsidiaries;(iv) the term “EXP” refers to EXP Dealer Software Limited and its operating subsidiaries; and (v) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc.

Our Company

MAM Software Group, Inc. provides software, information and related services to businesses engaged in the automotive aftermarket in the US, Canada, UK and Ireland. The automotive aftermarket consists of businesses associated with the life cycle of a motor vehicle from when the original manufacturer’s warranty expires to when the vehicle is scrapped. Products sold by businesses engaged in this market include the parts, tires and auto services required to maintain and improve the performance or appeal of a vehicle throughout its useful life. The Company aims to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

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

CORPORATE BACKGROUND

The Company’s principal executive office is located at Maple Park, Maple Court, Tankersley, Barnsley, UK S75 3DP and its phone number is 011-44-124-431-1794

In December 2005, W3 Group, Inc. (“W3”) consummated a reverse acquisition and changed its corporate name to Aftersoft Group, Inc. W3, which was initially incorporated in February 1988 in Colorado, changed its state of incorporation to Delaware in May 2003. On December 21, 2005, an Acquisition Agreement (the “Agreement”) was consummated among W3, a separate Delaware corporation named Aftersoft Group, Inc. (“Oldco”) and Auto Data Network, Inc. (“ADNW”) in which W3 acquired all of the issued and outstanding shares of Oldco in exchange for issuing 32,500,000 shares of Common Stock of W3, par value $0.0001 per share, to ADNW, which was then the sole shareholder of the Company. At the time of the acquisition, W3 had no business operations. Concurrent with the acquisition, W3 changed its name to Aftersoft Group, Inc. and its corporate officers were replaced. The Board of Directors of the Company appointed three additional directors designated by ADNW to serve until the next annual election of directors. As a result of the acquisition, the former W3 shareholders owned 1,601,167, or 4.7% of the 34,101,167 total issued and outstanding shares of Common Stock and ADNW owned 32,500,000 or 95.3% of the Company’s Common Stock. On December 22, 2005, Oldco changed its name to Aftersoft Software, Inc. and is currently inactive. On April 21, 2010 shareholders approved the change of the Company’s name to MAM Software Group Inc.

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

During 2007, the Company conducted a strategic assessment of its businesses and determined that neither EXP nor DSS fit within its long-term business model. The Company identified a buyer for the two businesses in First London PLC (formerly First London Securities PLC) (“First London”). First London is a UK-based holding company for a group of businesses engaged in asset management, investment banking, and merchant banking. First London’s shares were listed for trading on the London Plus market, but trading is currently suspended. First London’s areas of specialization include technology, healthcare, and resources, and its merchant banking operations take strategic, principal positions in businesses that fall within its areas of specialization.

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

MAM is a former subsidiary of ADNW, a publicly traded company, the stock of which is currently traded on the pink sheets under the symbol ADNW.PK. ADNW transferred its software aftermarket services operating businesses to MAM and retained its database technology, Orbit. Orbit is a system for supply and collection of data throughout the automotive industry. To date, Orbit is still in its development phase, and ADNW will require substantial external funding to bring the technology to its first phase of testing and deployment.

On November 24, 2008, ADNW distributed a dividend of the 71,250,000 shares of MAM common stock that ADNW owned at such time in order to complete the previously announced spin-off of MAM’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of MAM’s common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of MAM’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, MAM is no longer a subsidiary of ADNW.

The Company currently has the following wholly owned direct operating subsidiaries: MAM Software in the UK, and ASNA in the US.

MAM Software Group, Inc. Organization Chart

MAM Software Ltd.

MAM Software is a provider of software to the automotive aftermarket in the UK and Ireland. MAM Software specializes in providing reliable and competitive business management solutions to the motor factor (also known as jobber), retailing, and wholesale distribution sectors. It also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry. All MAM Software programs are based on the Microsoft Windows family of operating systems. Each program is fully compatible with the other applications in their range, enabling them to be combined to create a fully integrated package. MAM Software is based in Tankersley, UK.

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

ASNA specifically focuses on selling systems to the service and tire segment of the market, while MAM Software, Inc. focuses on the warehouse and jobber segment of the market.

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

Business Management Systems

MAM’s business management systems meet the needs of warehouse distributors, part stores and automotive service providers as follows:

Warehouse Distributors

DirectStep . This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system. ASNA through its subsidiary, MAM Software, Inc., provides distributors a complete business management system for inventory management, customer maintenance, accounting, purchasing and business analytics. The products enable online trading and services (through ASNA’s OpenWebs product) including price and product information updating integrated with Autopart and VAST products, which are used by parts stores and automotive service providers.

Autopart . This is a UK-developed product that is sold and promoted in the US by MAM Software, Inc. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. It also allows the parts stores to connect with automotive service providers through our Openwebs online services product.

Parts Stores

Autopart . This is a UK-developed product that is sold and promoted in the US by MAM Software, Inc. In addition to warehouse distributors, this product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. It also allows the parts stores to connect with automotive service providers through our Openwebs online services product.

Automotive Service Providers

VAST . This product is designed for and targeted at large- to medium- sized automotive service and tire chains that seek to manage multiple locations and inventories for a regional area is also suited to managing single location stores that are part of a franchise or a buying group. VAST provides point-of-sale, inventory management, electronic purchasing and customer relationship management capabilities. It also allows the service provider to connect with parts and tires warehouse distributors and parts stores through either ASNA’s online services and products or other industry connectivity solutions.

Autowork . This is a UK-developed product that is sold by MAM Software Ltd. This product is designed for and targeted at small single store automotive installers. The Autowork product provides estimate, job card, parts procurement and invoice capabilities. It also allows the automotive installer to connect with parts distributors through the Company’s online services and products. This product has recently been made available over the internet as a Software as a Service product (SaaS), allowing customers to purchase the solution on a monthly basis but without the need to manage the system. It has been launched under the name of Autowork Online.

Autopart . This is a UK-developed product that is sold in both the US and UK. In the US it is sold by MAM Software, Inc. and in the UK by MAM Software Ltd. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. An Autopart PDA module is also available to allow field sales personnel to record sales activity in real time on handheld devices while on the road. The PDA module also allows the sales representative to maintain their stock and synchronize in real time while traveling, or later, locally, with Autopart directly. It also allows parts stores to connect with automotive service providers through the ASNA online services, OpenWebs.

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

MAM Software Ltd.’s principal information service is AutoCat, which is distributed either via CDs in the form of AutoCat or via the internet as AutoCat+. Both forms of Autocat provide access to a database of over 18 million  automobile vehicle applications for  the UK market. Business systems software used by the warehouse distributor, parts store and auto service provider enable the user to access information about parts quickly and accurately. MAM Software Ltd. charges a monthly or annual subscription fee for its information products. Customers are provided updates via periodic CDs in the case of AutoCat or daily via the internet for AutoCat+. In the UK, there are approximately 8,000 end-users who use our information products.

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

Automotive Aftermarket Distribution Channels

•
Traditional Wholesale Channel . The wholesale channel is the predominant distribution channel in the automotive aftermarket. It is characterized by the distribution of parts from the manufacturer to a warehouse distributor, to parts stores and then to automotive service providers. Warehouse distributors sell to automotive service providers through parts stores, which are positioned geographically near the automotive service providers they serve. This distribution method provides for the rapid distribution of parts. The Company has products and services that meet the needs of the warehouse distributors, parts stores and the automotive service providers.

•
Retail Channel . The retail channel is comprised of large specialty retailers, small independent parts stores and regional chains that sell to “do-it-yourself” customers. Larger specialty retailers, such as Advance Discount Auto Parts, AutoZone, Inc., O’Reilly Automotive, Inc. and CSK Auto Corporation carry a greater number of parts and accessories at more attractive prices than smaller retail outlets and are gaining market share. The business management systems used in this channel are either custom developed by the large specialty retailers or purchased from business systems providers by small to medium-sized businesses. The Company has products and services that support the retail channel.

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

Research and Development

The Company spent approximately $3.0 million in fiscal 2010 on research and development, with approximately $0.9 million spent by ASNA, $0.3 million by MAM Software, Inc., and $1.8 million by MAM Software Ltd. The Company spent approximately $2.9 million in fiscal 2009 on research and development, with approximately $1.2 million spent by ASNA, $0.4 million by MAM Software, Inc., and $1.3 million by MAM Software Ltd.

Patent and Trademark

MAM Software holds a UK trademark for its Autonet product. The trademark is a graphical device that is made up of text saying “Autonet Tailored Internet Solutions for the Automotive Industry”. It was filed for registration December 8, 2001 and registration was granted August 9, 2002 under ADP number 0812875001 and is due for renewal December 8, 2011.

Customers

During the year ended June 30, 2010 one customer accounted for 10.1% of the Company’s total revenues.  During the year ended June 30, 2009 no single customer accounted for more than 10% of the Company’s total revenues. The Company’s top ten customers collectively accounted for 18% of total revenues during each of fiscal 2010 and 2009. Some of ASNA’s top customers in North America include Autopart International, AutoZone, Monro Muffler Brake, Fountain Tire and US AutoForce. In the UK and Irish markets, MAM Software’s top customers include Unipart Automotive, Dingbro Ltd, Allparts Automotive and General Traffic Service.

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

Within the warehouse distribution segment, the Company will continue to support its legacy system, Direct Step, a product which the Company developed many years ago which enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. Direct Step is not a Microsoft Windows-based technology. The Company’s existing and prospective customers are moving towards modern solutions which integrate easily with Internet-based transactions and interactions, and the Company believes that its AutoPart product provides that solution. The Company has been selling AutoPart successfully in the UK and Ireland since 2000, and feels that the success this product in the UK and the successful installation of this product within the US will enable the Company to promote and benefit quickly from this product.

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

Several large enterprise resource planning and software companies, including Microsoft Corporation, Oracle Corporation and SAP AG, continue to supply Enterprise Resource Planning (“ERP”) and Supply Chain Management (“SCM”) products to medium sized original equipment manufacturers and suppliers within the automotive market, but to date have not focused strongly on the aftermarket. The solutions that they have developed are mainly focused on the efficient management of the supply chain and to date do not appear to be looking to supply systems and solutions into the jobber and service segments of the aftermarket. However there can be no assurance that those companies will not develop or acquire a competitive product or service in the future.

Employees

The Company has 164 full-time employees: 2 at MAM Software Group, Inc., 30 at ASNA, 8 at MAM Software, Inc., and 124 at MAM Software Ltd. The 2 employees in MAM Software Group, Inc., 1 is a senior executive and 1 is an accountant. ASNA has 30 employees in the US comprised of 2 in management, 1 in sales and marketing, 10 in research and development, 15 in professional services and support and 2 in general and administration. MAM Software, Inc has 8 employees, 1 in senior management, 2 in sales and marketing, and 5 in research and development. MAM Software has 124 employees in the UK comprised of 6 in management, 13 in sales and marketing, 22 in research and development, 75 in professional services and support and 8 in general and administration.

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

ADDITIONAL ISSUANCES OF SECURITIES WILL DILUTE YOUR STOCK OWNERSHIP AND COULD AFFECT OUR STOCK PRICE.

As of August 31, 2010, there were 85,860,185 shares of our Common Stock issued and outstanding and 1,792,662 Series A Preferred Shares issued and outstanding. Our Articles of Incorporation authorize the issuance of an aggregate of 150,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. These shares are intended to provide us with the necessary flexibility to undertake and complete plans to raise funds if and when needed. In addition, we may pursue acquisitions that could include issuing equity, although we have no current arrangements to do so. Any such issuances of securities would have a dilutive effect on current ownership of MAM stock. The market price of our Common Stock could fall in esponse to the sale or issuance of a large number of shares, or the perception that sales of a large number of shares could occur.

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

THE PRICES WE CHARGE FOR OUR PRODUCTS MAY DECREASE AS A RESULT OF COMPETITION AND OUR REVENUES COULD DECREASE AS A RESULT.

We face potential competition from very large software companies, including Microsoft Corporation, Oracle Corporation and SAP AG which supply ERP and SCM products to our target market of small- to medium-sized businesses servicing the automotive aftermarket. To date we have directly competed with one of these larger software and service companies. There can be no assurance that these companies will not develop or acquire a competitive product or service in the future. Our business would be dramatically affected by price pressure if these larger software companies attempted to gain market share through the use of highly discounted sales and extensive marketing campaigns.

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

IT MAY BE DIFFICULT FOR SHAREHOLDERS TO RECOVER AGAINST THOSE OF OUR DIRECTORS AND OFFICERS THAT ARE NOT RESIDENTS OF THE U.S.

Two of our directors, of whom one are also executive officers, are residents of the UK. In addition, our significant operating subsidiary, MAM Software is located in the UK. Were one or more shareholders to bring an action against us in the US and succeed, either through default or on the merits, and obtain a financial award against an officer or director of the Company, that shareholder may be required to enforce and collect on his or her judgment in the UK, unless the officer or director owned assets which were located in the US. Further, shareholder efforts to bring an action in the UK against its citizens for any alleged breach of a duty in a foreign jurisdiction may be difficult, as prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, is fraught with difficulty and may be effectively, if not financially, unfeasible.

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

SINCE OUR STOCK IS CLASSIFIED AS A “PENNY STOCK,” THE RESTRICTIONS OF THE SEC’S PENNY STOCK REGULATIONS MAY RESULT IN LESS LIQUIDITY FOR OUR STOCK.

The US Securities and Exchange Commission (“SEC”) has adopted regulations which define a “Penny Stock” to be any equity security that has a market price (as therein defined)  of  less  than  $5.00  per  share  or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transactions involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities.  Finally,  monthly statements  are  required  to  be  sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because the market price for our shares of common stock is less than $5.00, our securities are classified as penny stock. As a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our stock.

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

No assurance can be given that we will be able to positively manage the risks inherent in the conduct of our international operations or that such operations will not have a negative impact on our overall financial operations.

WE WERE NOT IN COMPLIANCE WITH CERTAIN COVENANTS UNDER OUR SENIOR SECURED NOTE. WE HAVE RECEIVED WAIVERS ON THREE OCCASIONS OF THESE EVENTS OF DEFAULT FROM THE HOLDER OF THE NOTE.

During the fiscal periods ended March 31, 2008, June 30, 2008 and December 31, 2008, we violated certain covenants related to cash flow ratios under our senior secured note with ComVest Capital LLC, dated December 21, 2007. ComVest has provided us a waiver of these events of default on each occasion. As of March 31, 2009 and June 30, 2009, we were in compliance with the amended loan covenants.

As of March 31, 2010, we failed to meet the Earnings Before Interest Depreciation and Amortization (“EBIDA”) Ratio Covenant of 1.25:1 as required under our senior secured note with ComVest Capital LLC, dated December 21, 2007, as amended, which failure constitutes an event of default.  The terms of the note provide that, if any event of default occurs, the full principal amount of the note, together with interest and other amounts owing in respect thereof to the date of acceleration, shall become, at ComVest’s election, immediately due and payable in cash. On June 2, 2010 ComVest  charged us a fee of $25,000 and on June 17, 2010 increased the interest rate on the Term Loan from 11% to 16% and increased the interest rate on the Revolving Credit Facility from 9.5% to 13.5%.  The Company has entered into a forbearance agreement to resolve the default with ComVest.

WE WILL NEED ADDITIONAL FINANCING OF $3,917,000 TO MAKE THE $2,917,000 BALLOON PAYMENT DUE IN NOVEMBER 2010 ON OUR TERM LOAN AND $1,000,000 DUE ON THE REVOLVING CREDIT FACILITY TO CONTINUE AS A GOING CONCERN, WHICH ADDITIONAL FINANCING MAY NOT BE AVAILABLE ON A TIMELY BASIS, OR AT ALL.

We prepared our consolidated financial statements as of June 30, 2010 on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $23.4 million and a working capital deficit of $6.7 million at June 30, 2010.  These factors, along with the $4,125,000 payments due in November 2010 on our loans, raise substantial doubt about the Company’s ability to continue as a going concern unless we are able to secure additional funds.

We may be required to pursue sources of additional capital to fund our operations through various means, which may consist of equity or debt financing, including a rights offering. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial results.

As a result, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to raise funds to satisfy our capital needs on a timely basis, we may be required to cease operations.

WE MAY NOT BE ABLE OBTAIN ADDITIONAL FUNDING IF NEEDED.

Our current operations will not generate sufficient cash flows to maintain our current operations for the next 12 months and repay our ComVest obligations. We are currently seeking  additional funds through debt or equity financings. Such financings may not be forthcoming. As has been widely reported, global and domestic financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including the current weak economic conditions.  As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly, even more so for  smaller  companies like ours. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets and, even if additional financing is available, it may not be available on terms we find favorable.  At this time, there are no anticipated sources of additional funding in place. Failure to secured additional funding when needed could have an adverse effect on our ability to grow.

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

Our corporate offices are located at Maple Park, Maple Court, Tankersley, Barnsley, UK S75 3DP.

The main telephone number is 0-11-44-1244-31-1794. MAM Software Group leases approximately 400 square feet at its corporate offices and pays rent of $2,685 per quarter.

ASNA has offices at 34052 La Plaza Drive, Suite 201, Dana Point, California 92629. The main telephone number is 949-488-8860. ASNA has an office at 3435 Winchester Rd, Ste 100, Allentown PA 18104 and the phone number at that office is 610-336-9045. The California offices total approximately 3,400 square feet and are leased at an aggregate a monthly cost of $7,672 and the Allentown, Pennsylvania office is approximately 7,105 square feet in size and is leased for a monthly cost of $10,214.

MAM Software Ltd. has three offices. It has headquarters at Maple Park, Maple Court, Tankersley, S75 3DP, UK. The phone number is 0-11-44-122-635-2900. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, UK. The phone number is 44-160-449-4001. It has second regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, UK. The phone number is 44-192-955-0922. MAM Software leases approximately 11,000 square feet at its company headquarters at a monthly cost of $17,774. It leases approximately 1,223 square feet at its Northampton office at a monthly cost of $1,292 and approximately 717 square feet at its Wareham office at a monthly cost of $969.

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

On August 1, 2007, the Company and Mr. McKenna entered into an agreement that settled this outstanding matter. Pursuant to the settlement, the Company paid Mr. McKenna $2,000,000 in cash, issued him an 8% promissory note in the principal amount of $825,000, which is payable over 24 months, and issued Mr. McKenna 1,718,750 shares of the Company’s Common Stock, which represented $825,000 at a value of $0.48 per share (the closing price of the Company’s Common Stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of Common Stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company finalized its agreement with McKenna on September 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The shares were issued in August 2007 (see Notes 6, 8 and 9 to the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). In November 2007, the Company amended the settlement agreement and issued 1,718,750 warrants to purchase Common Stock for $0.48 per share. The warrants were issued to replace the Common Stock included in the settlement agreement. In February 2009, the Company orally advised Mr. McKenna that it would reduce the monthly payment on the note to  $18,650  per  month from $37,313 per month, but there is no written amendment to the note between the Company and Mr. McKenna.  The note was paid in full in February 2010.

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

Homann Tire LTD (“Homann”) filed a complaint against the Company’s subsidiary AFS Tire Management, Inc. (f/k/a CarParts Technologies, Inc.) in California District Court on August 11, 2005 regarding the Company’s obligations pursuant to a software license agreement that it had entered into with Homann on October 18, 2002. The Company believed that complaint was “without merit” as it had received a signed system acceptance on the software and as per standard contracts, this removes any possibility of a refund, unfortunately, the Company was not in a financial position to pursue this case so it was felt prudent to settle the case. The Company started to implement the system but full installation was never completed and Homann moved to another system 6 months later. During depositions pursuant to this case, the Company successfully negotiated a settlement agreement with Homann on March 29, 2007. Although the maximum sum payable under the original contract was $271,408, the Company was able to negotiate more favorable terms. The terms of the agreement call for a settlement payment to Homann for $150,000 as evidenced by a note payable. The note payable bears interest at 8% per annum. Payment of $25,000 cash was made in April 2007. The remaining balance of $125,000 was payable in April 2009, and interest on the note payable was due in monthly installments of $833. On April 3, 2009, the payment terms were amended to provide for repayment of the note in six monthly installments of $21,450 each, which includes interest at 10%. The final payment was made in September 2009.

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

On April 21, 2010, an Annual Meeting of stockholders of the Company was held at the offices of O2Media, Inc. 2001 West Sample Road, Suite 101, Pompano Beach, Florida 33064.. The following items were approved by the shareholders at the Annual Meeting:

1.
The election of six (6) members of the Company’s Board of Directors, each to serve until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal;

2.	The ratification of the Board’s selection of KMJ Corbin & Company LLP as the Company’s independent auditors for the fiscal year ending June 30, 2010.

3.	Name Change

Following is a summary of the votes cast at the meeting:

	Votes For	Votes Against	Abstain
Election of Michael Jamieson	24,457,173	150,689	0
Election of Dwight Mamanteo	22,499,062	2,108,800	0
Election of Marcus Wohlrab	24,273,401	334,461	0
Election of Frederick Wasserman	24,450,415	157,447	0
Election of Gerry Czarnecki	24,275,525	334,337	0
Election of Austin Lewis IV	22,315,414	2,292,448	0
Name Change	45,156,491	5,364,051	38,456
Ratification of KMJ Corbin & Company LLP	45,171,225	5,382,459	5,314

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol “MAMS.OB.” As of June 30, 2010, there were approximately 749 shareholders of record and 84,862,880 shares of Common Stock issued and outstanding. As of August 31, 2010, there were approximately 747 shareholders of record and 85,860,185 shares of Common Stock issued and outstanding.

On August 30, 2010, the bid and ask prices of our Common Stock were $0.065 and $0.08 per share, respectively, as reported by the Over-the-Counter Bulletin Board. The following table shows the range of high and low bids per share of our Common Stock as reported by the Over-the-Counter Bulletin Board for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2009
	High	Low
1st Quarter ended September 30	$0.51	$0.10
2nd Quarter ended December 31	$0.34	$0.07
3rd Quarter ended March 31	$0.10	$0.03
4th Quarter ended June 30	$0.11	$0.03

	2010
	High	Low
1st Quarter ended September 30	$0.14	$0.05
2nd Quarter ended December 31	$0.11	$0.06
3rd Quarter ended March 31	$0.09	$0.06
4th Quarter ended June 30	$0.08	$0.06

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

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2010

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	N/A	12,729,432
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	12,729,432

(1)
Represents the shares authorized for issuance under the Aftersoft Group, Inc. 2007 Long-Term Incentive Plan, which was approved by the Company’s shareholders at the Annual Meeting held on June 12, 2008. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 15% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 12,729,432 for fiscal 2011.

(2)	As of July 1, 2010.

Recent Sales of Unregistered Securities

 On April 6, 2010, the Company issued 186,407 shares of common stock to certain directors in lieu of cash compensation fees, which were valued at approximately $14,900.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Available-for-Sale Investments

Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Restricted securities are valued at the quoted market bid price and discounted for the required holding period until the securities can be liquidated. We classify our marketable securities as available-for-sale. Marketable securities consist of equity securities. The specific identification method is used to determine the cost basis of securities disposed of. Available-for-sale securities with quoted market prices are adjusted to their fair value. Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss). Any decline in value of available-for-sale securities below cost that is considered to be “other than temporary” is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment loss.

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

Effective July 1, 2009, the Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock.  The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of the adoption, 5,083,333 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an average exercise price of $0.21 and expiration dates of December 31, 2013. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and recorded the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in December 2007. On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $868,000 to derivative liabilities, increased the debt discount and derivative liabilities by a gross amount of approximately $310,000, decreased accumulated deficit by approximately $619,000 for the change in fair value of derivative liabilities for the period from December 2007 through June 30, 2009 and increased accumulated deficit by approximately $158,000 for additional amortization of debt discount for the period from December 2007 through June 30, 2009. The fair value of the common stock purchase warrants was approximately $291,000 and the embedded conversion feature was approximately $0 on June 30, 2010.  The total value of these derivative liabilities declined from $558,000 to $291,000 for the year ended June 30, 2010. As such, the Company recognized approximately $267,000 gain from the change in fair value of the derivative liabilities for the year ended June 30, 2010.

All future changes in the fair value of these warrants and embedded conversion features will be recognized in earnings until such time as the warrants are exercised or expire and the debt is converted to common stock or repaid. These common stock purchase warrants and conversion feature do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and conversion feature using the Black-Scholes option pricing model. The assumptions used to estimate the fair value of the derivative liability at June 20, 2010 and July 1, 2009 are as follows:

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

Goodwill

Goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS 142 expands the disclosure requirements about goodwill. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments we report. An impairment loss will be recorded for any goodwill that is determined to be impaired. We perform impairment testing on all existing goodwill at least annually. If the actual fair value of the reporting unit is less than estimated, impairment of the related goodwill could occur, which could significantly impact our recorded net income/loss.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at June 30, 2010 and 2009, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended June 30, 2010 and 2009.

Overview

MAM Software Group Inc. is a company that operates through two wholly owned subsidiaries based in the US (ASNA) and the UK (MAM), which operate independently of one another. We market and develop business management software solutions that manage both the business and supply chain for small and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

Management believes that the largest single issue facing the automotive aftermarket at this time is the downturn of the global economy, especially the economies in which we operate. The constraint of credit within the U.S. and U.K. markets is forcing automobile owners to retain their existing automobiles far longer than they may have previously planned. This is forcing owners to seek out more economic ways of maintaining their vehicles, and management believes this presents an opportunity to the Company. The need for consumers to maintain their vehicles longer requires service suppliers to offer a wide range of services at highly competitive prices. Management believes that this can be achieved only by those businesses that are able to efficiently manage their businesses and find methods to reduce costs without affecting service levels, which may best be done through investments in ‘up to date’ management information systems, specifically those designed for the automotive market. However, management also has recently noticed that some businesses wishing to invest in new management systems are also finding their access to credit reduced. This may have a detrimental effect on our revenues if customers are unable  to fund purchases. Management still believes  that  the  aftermarket landscape will continue to change over the next 18 months, with the convergence of the aftermarket and tire markets, but this rate of change maybe slower than first expected. Management still believes that the desire of parts manufacturers to produce and control their own product catalogues, rather than allowing this information to be made available by third-party catalog suppliers, will present opportunities to the Company.

Our revenue and income is derived primarily from the sale of software, services and support, although in the UK we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the fiscal year ended June 30, 2010, we generated revenues of $24,156,000 and recorded an  operating profit of $1,111,000; 73% of our revenues come from the UK market and 27% in the US market, during our 2010 fiscal year.

In 2009, our revenue and income is derived primarily from the sale of software, services and support, although in the UK we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the fiscal year ended June 30, 2009, we generated revenues of $21,119,000 and incurred  operating loss of $181,000; 71% of our revenues come from the UK market and 29% from the US market, during our 2009 fiscal year.

Our corporate headquarters is located in Tankersley, Barnsley, UK with additional offices for the US operating subsidiary in Dana Point, California, and Allentown, Pennsylvania, and, for the UK operating subsidiary, in , Northampton and Wareham in the UK.

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

The third area of focus relates to the continued sales and market initiatives tied to the Autopart product within the U.S. market. A senior member of the U.K. management team has been appointed to join the U.S. business to head the efforts relating to this product along with a complementary DirectStep product. To date this move has proved successful, as we have increased levels of service and knowledge of our U.S. staff members, and management believes that this will continue to lead to significant revenue increases within the next twelve months. While management believes that this is the correct route to follow, it is aware that this effort and the move of personnel may affect the U.K. business following the transfer of a key member of former U.K. management.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 73% and 71% for the year ended June 30, 2010 and June 30, 2009, respectively.   As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate.  The exchange rate for MAM’s operating results was US$1.5823 per GBP for the year ended June 30, 2010, compared with US$1.6159 per GBP for the year ended June 30, 2009.

Assets and liabilities of our MAM subsidiary are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating our MAM subsidiary was US$1.5071 per GBP at June 30, 2010 and US$1.6520 per GBP at June 30, 2009.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($786,000) and ($482,000) as of June 30, 2010 and 2009, respectively.

Backlog

As of June 30, 2010, we had a backlog of unfilled orders of business management systems of $3,200,000, compared to a backlog of $3,424,000 at June 30, 2009.  We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the fiscal year ended June 30, 2010 compared with the year ended June 30, 2009 were as follows:

Revenues. Revenues increased $3,037,000 or 14% to $24,156,000 for the year ended June 30, 2010, compared with $21,119,000 for the year ended June 30, 2009.  Revenue increased 1,856,000GBP from organic sales growth in data services and support including an increase of 943,000GBP from a one time special project in our UK operations.  Revenue in our UK business was 11,174,000GBP for the year ended June 30, 2010 as compared to 9,318,000GBP for the year ended June 30, 2009

The stronger US dollar resulted in dollar denominated revenue of $17,681,000 during 2010 as compared to $15,048,000 during 2009, which is an increase of $2,633,000.  US revenue increased $404,000 to $6,475,000 in 2010 from $6,071,000 in 2009 because of increased sales of software.

Cost of Revenues. Total cost of revenues increased $778,000 or 8% to $10,274,000 for the year ended June 30, 2010, compared with $9,496,000 for the same period of June 30, 2009. Cost of revenue as a percentage of revenue decreased slightly from 45% for the year ended June 30, 2009 to 43% for the year ended June 30, 2010. The reduction in cost of revenues was the result of an increased percentage of higher margin sales.  MAM Software Ltd.’s expenses increased  488,000GBP or 12% in 2010,  to 4,602,000GBP from 4,114,000GBP for 2009 because of increased costs resulting from increased revenue.

UK expenses reported in US dollars increased  $633,000 or 10%.  The US expenses increased $145,000 to $2,992,000 from $2,847,000 in 2009, which was in line with the increased US revenues. As a result of ongoing cost-cutting initiatives, we have been able to minimize any increase in the cost of sales after a thorough review of operations throughout the Company, but focused primarily on the US operations, which revealed discretionary items that were capable of being reduced or eliminated without sacrificing revenue. Included in such items were the elimination or reduction of cost and expenses such as travel for sales personnel that was not directly related to new business development or closing a sale; reduction of non-performing sales staff from the US payroll; and outsourcing of software development work where feasible.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Twelve Months Ended June 30,
	2010	2009	$ Variance	% Variance
Research and development	$3,012,000	$2,860,000	$152,000	5.3%
Sales and marketing	2,181,000	2,211,000	(30,000)	(1.4)%
General and administrative	6,462,000	5,651,000	811,000	14.4%
Depreciation and amortization	1,116,000	1,082,000	34,000	3.1%
Impairment of goodwill	-	850,000	(850,000)	(100.0)%
Total Operating Expenses	$12,771,000	$12,654,000	$117,000	0.9%

Operating expenses decreased by $117,000 or 0.9% for the year ended June 30, 2010 compared with the year ended June 30, 2009. This is due to the following:

Research and Development Expenses. Research and development expenses increased  $152,000 or 5.3% for the year ended June 30, 2010, when compared with the previous fiscal year. This increase was due to an increase in engineering personnel and related costs of $421,000 in the UK business which was the result of increased revenue. The US business experienced a decrease of $269,000 due to a and a reduction in engineering staff  and related costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $30,000 or 1.4% for the year ended June 30, 2010 compared with the year ended June 30, 2009. The US business experienced a net decrease in expenses of $163,000 from a reduction in sales personnel which more than offset additional costs associated with increased salaries in the UK operation.

General and Administrative Expenses. General and administrative expenses increased by $811,000 or 14.4% to $6,462,000 for the year ended June 30, 2010 as compared to $5,651,000 for  the same period in 2009.  The increased expenses were primarily the result of a litigation settlement expense of $533,000 and the associated legal fees of $271,000.

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

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $34,000 for the year ended June 30, 2010 as compared with the same period in 2009.   This increase is almost entirely due to increased amortization from the UK operation from the introduction of two new products.

Goodwill Impairment.  Following operating losses at ASNA during fiscal  2009 and after an analysis of goodwill at ASNA, management recognized an impairment of  $850,000 in 2009.  There is no impairment in 2010.

Interest Expense. Interest expense decreased by $241,000 to $1,361,000 for the year ended June 30, 2010. The decrease in interest expense is primarily related to our interest associated with our loan from ComVest Capital LLC, which the Company started to repay in February 2010, This loan was outstanding for the full year in 2009.   We accrued interest under the ComVest loan of $694,000. The remaining ComVest interest of $513,000 was accounted for in amortization of debt discount and debt issuance costs, which are included in interest expense. On June 2, 2010, ComVest charge the Company a forbearance fee of $25,000. Other smaller loans were repaid during the year resulting in additional reduced interest expense.

Other Income (Expenses). Other income for the year ended June 30, 2010 included an adjustment for the change in fair value of derivative liabilities of $267,000 and a gain on settlement of liabilities of $50,000. The results for 2009, included a write down of $4,723,000 in Available–for –Sale  Securities.

Income Taxes. Income taxes increased  $308,000 to $694,000 for the year  ended June 30, 2010 as compared to $386,000 for the year ended June 30, 2009. This increase was the result of increased profits at MAM Software Ltd.

Net Loss. We realized a net loss of $627,000 for the year ended June 30, 2010 compared with a net loss of $7,623,000 for the year ended June 30, 2009.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2011.

During the year ended June 30, 2010 we repaid approximately $1,017,000 on our ComVest Loan, $116,000 on our secured notes and $213,000 on our unsecured obligations.   We also made payments of $399,000 for the settlement of litigation.  These payment were made from cash flow generated from operations.

As of June 30, 2010 we owe ComVest Capital $4,983,000 and are repaying $208,000 per month until November 2010 when the balance is due.

The Company expects to generate positive cash flow from operations for 2011, but it will not be sufficient to repay the ComVest debt in November 2010.  The Company is currently seeking equity financing and a new debt facility to repay the ComVest Loans in November 2010.  There can be no assurance that such financing will be available on acceptable terms, in a timely fashion or even at all.

As a result, there is substantial doubt about the Company’s ability to continue as a going concern unless we are able to secure additional funds.  We have prepared our consolidated financial statements in this Form 10-K on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

If we are able to refinance our ComVest debt with favorable terms, we believe that our liquidity will improve throughout our fiscal year ending June 30, 2011. We believe that this improvement will be a result of our ongoing cost-cutting initiatives in the US coupled with a continued improved sales picture in our US operation. Notwithstanding the improved outlook as a result of our internal initiatives, we remain guarded in our optimism given the weakness in the US economy, which, should it affect buying decisions of our target market, will impact our liquidity through reduced sales in the US.

During the year ended June 30, 2010, we had material commitments for capital expenditures of $151,000. The purposes of these capital expenditures were for the purchase of property and equipment for $85,000 and the development of software products of $66,000. During the course of the next twelve months, we expect that our capital needs will remain constant. We do not anticipate any off balance sheet financing arrangements and expect to maintain our current ratio of debt to equity.

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

In connection with the Credit Facility, we issued a Revolving Credit Note (the “Credit Note”) on December 21, 2007 payable to ComVest in the principal amount of $1,000,000, initially bearing interest at a rate per annum equal to the greater of (a) the prime rate, as announced by Citibank, N.A. from time to time, plus two percent (2%), or (b) nine and one-half percent (9.5%). The applicable interest rate will be increased by four hundred (400) basis points during the continuance of any event of default under the Loan Agreement. Interest is computed on the daily unpaid principal balance and is payable monthly in arrears on the first day of each calendar month commencing January 1, 2008. Interest is also payable upon maturity or acceleration of the Credit Note.  On February 10, 2009, the interest rate was increased from 9.5% to 11% in connection with a waiver we received for violating one of our debt covenants at December 31, 2008.

As of March 31, 2010, the Company did not meet the EBIDA Ratio Covenant of 1.25:1 as required by the Loan Agreement, and Amendment.    Our failure to maintain this ratio constitutes an event of default under the terms of the Loan Agreement. Under the terms of the Loan Agreement, if any event of default occurs, the full principal amount of the Note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at ComVest’s election, immediately due and payable in cash On June 2, 2010, the Company paid ComVest a Forbearance Fee of $25,000 to waive the default until June 20, 2010 and on June 17, 2010 ComVest raised the interest rate from 9.5% to 13.5%.

As of June 30, 2010, the Company did not meet the EBIDA Ratio Covenant of 1.25:1 as required by the Loan Agreement, and Amendment.    Our failure to maintain this ratio constitutes an event of default under the terms of the Loan Agreement. Under the terms of the Loan Agreement, if any event of default occurs, the full principal amount of the Note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at ComVest’s election, immediately due and payable in cash. The Company has entered into a forbearance agreement to resolve the default with ComVest.

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

During our fourth fiscal quarter of 2008, we drew down $500,000 of the Credit Facility, and drew down the remaining $500,000 during the first and second fiscal quarter of 2009.  As a result, as of June 30, 2009, the outstanding principal due on the credit facility was $1,000,000, and as of June 30, 2009, the entire credit facility had been drawn down.  As of June 30, 2009, we have not yet repaid any principal.  As of June 30, 2009, this loan bore interest at a rate of 9.5%.  During fiscal 2008, we paid $2,045 in interest payments, and during fiscal 2009, we paid $117,281 including fees of $27,000.

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

The Term Loan is evidenced by a Convertible Term Note (the “Term Note”) issued by the Company on the Closing Date, and payable to ComVest in the principal amount of $5,000,000. The Term Note bears interest at a rate of eleven percent (11%) per annum, except that during the continuance of any event of default. As of June 17, 2010, the interest rate was increased to sixteen percent (16%) from eleven percent (11%).

As of June 30, 2010, the principal balance due on the Term Note was and is $3,983,000.

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

September 23, 2008 Waiver and Amendment. Subsequent to June 30, 2008, we advised ComVest that we had incurred a loss of $11,664,000 for the six-month period ending June 30, 2008, and that as a result had again violated the EBIDA Ratio Covenant with an EBIDA to debt service ratio of (2.26):1.00. ComVest agreed to provide us with another waiver. In connection therewith, we entered into a letter agreement amending the Loan Agreement (the “September 23, 2008 Waiver and Amendment”) and modifying the EBIDA Ratio Covenants. Pursuant to the September 23, 2008 Waiver and Amendment, the EBIDA Ratio Covenant was waived for the quarter ending September 30, 2008 and was reduced to 0.62:1.00 from 1.25:1.00 for the quarter ended December 31, 2008.

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

As of March 31, 2010, the Company did not meet the EBIDA Ratio Covenant of 1.25:1 as required by the Loan Agreement, and Amendment. Our failure to maintain this ratio constitutes an event of default under the terms of the Loan Agreement. Under the terms of the Loan Agreement, if any event of default occurs, the full principal amount of the Note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at ComVest’s election, immediately due and payable in cash. On June 2, 2010 ComVest charged the Company a $25,000 forbearance fee and June 17, 2010, increased the interest rate from 11% to 16%.

As of June 30,  2010, the Company did not meet the EBIDA Ratio Covenant of 1.25:1 as required by the Loan Agreement, and Amendment.    Our failure to maintain this ratio constitutes an event of default under the terms of the Loan Agreement. Under the terms of the Loan Agreement, if any event of default occurs, the full principal amount of the Note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at ComVest’s election, immediately due and payable in cash, and increased the interest rate to 13% for the Revolving Credit Note and 16% for the Term Note. The Company has entered into a forbearance agreement to resolve the default with ComVest.

Off Balance Sheet Arrangements

The Company’s only off balance sheet arrangements are its operating leases. The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through October 2028. Terms of the leases provide for monthly payments ranging from $500 to $15,300. For the years ended June 30, 2010 and 2009, the Company incurred rent expense totaling approximately $459,000 and $586,000, respectively.

Future annual minimum payments under non-cancelable operating leases are as follows:

Years Ending June 30,
2011	$459,000
2012	375,000
2013	349,000
2014	344,000
2015	326,000
Thereafter	2,535,000
$4,388,000

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

Summary

We expect to see continued growth from both the US and UK operations during fiscal 2011 with strong growth in revenues and operating income from the US operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by the US operation which are currently being released to customers, and the reintroduction of our Autopart line of products in the US market.

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

Revenues in the UK are continuing to generate positive cash flow and free cash and the US operations are  also  generating free cash  flow but  corporate expenses  resulted  in  a negative cash flow for the year ended June 30, 2010. Our current plans still require us to hire additional sales and marketing staff and to support expanded operations overall.  We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting additional English-speaking auto industry aftermarkets for our Autopart product.  If we continue to experience negative cash flow we will be required to limit our growth plan.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements, notes to the financial statements and report of the Company’s independent registered accountant required to be filed in response to this Item 8 begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

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

(b)	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

(c)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth fiscal quarter of the fiscal year ended June 30, 2010 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position
Michael Jamieson	43	Chief Executive Officer and Director
Charles F. Trapp	60	Chief Financial Officer of the Company
Dwight B. Mamanteo	41	Director
Marcus Wohlrab	47	Director
Frederick Wasserman	56	Director
Gerald M. Czarnecki	69	Chairman of the Board of Directors of the Company
W. Austin Lewis IV	34	Director

Michael Jamieson was appointed to the Board and to the position of interim Chief Executive Officer in February 2010.  Mr. Jamieson previously served as Chief Operating Officer and a director of the Company from December 2005 to March 2007.  Mr. Jamieson has served as Managing Director of MAM's subsidiary, MAM Software Ltd. (“MAM”), since 2004.  Mr. Jamieson joined MAM in 1991 in its installation and configuration department and has held a number of positions within MAM's implementation and support departments until his appointment as Department Manager for Workshop and Bodyshop Systems in 1995. Mr. Jamieson was promoted to the position of Associate Director of Workshop and Bodyshop Systems in 2002 before taking his current role as Managing Director of MAM in 2004 .

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

Frederick Wasserman became a Director of the Company on July 17, 2007. Mr. Wasserman is the Chairman of the Audit Committee and is a member of the Governance and Nomination Committee. Mr. Wasserman is President of FGW Partners, LLC, a financial management consulting firm he started, effective as of May 1, 2008. From August 2005 to December 2006, he served as Chief Operating and Chief Financial Officer of Mitchell & Ness Nostalgia Company, a manufacturer of licensed sportswear. From January 2001 to February 2005, he served as President and Chief Financial Officer of Goebel of North America, a subsidiary of the manufacturer of M.I. Hummel products, W. Goebel Porzellanfabrik Company. From December 1995 to January 2001 he served as Vice-President of Finance and Chief Financial Officer of Papel Giftware, serving as the company’s interim president from May 2000 to January 2001. He also brings 13 years of public accounting experience, most notably work with each of Coopers & Lybrand and Eisner & Company. He received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School, and has been a Certified Public Accountant. Mr. Wasserman also serves as a Director for the following companies: Acme Communications, Inc. (chairman- Nominating Committee, member- Audit Committee), Breeze-Eastern Corporation (Chairman- Audit Committee), TeamStaff, Inc., (Chairman of the Board of Directors) and (Chairman- Audit Committee), and Gilman + Ciocia, Inc. (Chairman- Compensation Committee, Member- Audit Committee).

Gerald Czarnecki became a Director of the Company on August 13, 2008. Mr. Czarnecki is the Chairman and CEO of The Deltennium Group, Inc., a privately held consulting and direct investment firm, since its founding in 1995. Since August 2007, Mr. Czarnecki has served as President and CEO of 02Media, Inc., a private organization providing direct response marketing campaign management and infomercial production, educational and branded entertainment TV programming and Internet marketing campaign management. From April 1, 2007 to January 15, 2008, Mr. Czarnecki served as interim President & CEO of Junior Achievement Worldwide, Inc., where he also serves on the board of directors, and as member of the Executive Committee, and Chairman of its Human Resources, Compensation and Pension Committees. Mr. Czarnecki is a member of the Board of Directors of State Farm Insurance Company and is Chairman of the Audit Committee; a member of the Board of Directors of Del Global Technology, Inc. since June 2003, and Chairman of the Audit Committee; and a member of the Board of Directors of State Farm Bank and State Farm Fire & Casualty. He is also a member of the advisory board for Private Capital, Inc. and serves as Chairman of the Board of Trustees of National University. In addition he is Chairman of the Board of National Leadership Institute, a nonprofit organization dedication to facilitating quality leadership and governance in nonprofit organizations; Chairman of the National Association of Corporate Directors - Florida Chapter, and faculty member; and member of the Board of Directors of Junior Achievement of South Florida, Inc. Mr. Czarnecki holds a B.S. in Economics from Temple University, and M.A. in Economics from Michigan State University, a Doctor of Humane Letters from National University and is a Certified Public Accountant. Mr. Czarnecki serves as our lead director.

W. Austin Lewis was appointed to the Board on January 27, 2009.  He currently serves as the Chief Executive Officer of Lewis Asset Management Corp., an investment management company headquartered in New York City which he founded in 2004.  From 2003 to 2004, Mr. Lewis was employed at Puglisi & Company, a New York based broker-dealer registered with FINRA, where he served as a registered representative and managed individual client accounts, conducted due diligence for investment banking activities and managed his own personal account.  In 2002, Mr. Lewis co-founded Thompson Davis, & Company, Inc., a registered broker-dealer headquartered in Richmond, Virginia. From 1998 to 2002, Mr. Lewis was employed by Branch Cabell and Company, Inc. in Richmond, Virginia (“Branch Cabell”) where he was a registered representative. Following the November 2000 acquisition of Branch Cabell by Tucker Anthony Incorporated (“Tucker Anthony”), Mr. Lewis served as a Vice-President for Tucker Anthony and subsequently RBC Dain Rauscher, Inc. which acquired Tucker Anthony in August of 2001.  Mr. Lewis received his Bachelor of Science degree in Finance and Financial Economics from James Madison University in 1998.

Board Committees

The Company’s Board of Directors has three standing committees of the Board: a Compensation Committee, an Audit Committee and Governance and Nomination Committee. The directors named above serve on the following Board committees:

Compensation Committee:	Audit Committee	Governance and Nomination Committee

Dwight B. Mamanteo – Chair	Dwight B. Mamanteo	Dwight B. Mamanteo

Marcus Wohlrab	Frederick Wasserman** – Chair	Marcus Wohlrab – Chair

Gerald M. Czarnecki -ex officio member	Gerald M. Czarnecki -ex officio member	Frederick Wasserman

W. Austin Lewis IV	W. Austin Lewis IV	Gerald M. Czarnecki -ex officio member

**	The Board of Directors has determined that Frederick Wasserman is a financial expert as defined in Regulation S-K promulgated under the Securities Act.

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

Item 11.            Executive Compensation

Compensation Discussion and Analysis

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

Unless otherwise noted, this Compensation Discussion and Analysis speaks as of the end of the fiscal year ended June 30, 2009.

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

Stock-based awards to be granted are evaluated based upon projected total compensation levels for participants assuming certain objectives are achieved. Since the majority of the total potential compensation is based upon performance, our expectation is that the total projected compensation level be well above average, because the “at risk” compensation levels generally exceed 2/3 of anticipated compensation under the assumption that bonus targets are met. The Committee, taking into consideration management’s recommendations and with sign-off from all independent directors, will set each year’s goals and milestones, their weightings, and the formulas for award calculation. For accounting purposes, cash elements are expensed as earned. LTIP awards are expensed as provided for under ASC 718, and are further described in the footnotes to the audited financial statements included in this Annual Report on Form 10-K.

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

Chief Executive Officer Compensation

The Compensation Committee uses the same factors in determining the compensation of our CEO as it does for other senior officers.  Mr. Warwick’s annual base salary for fiscal 2009 was $300,000, pursuant to the terms of his employment agreement which was entered into effective as of December 1, 2008 and is described further below under “Employment Agreements.”  The terms of Mr. Warwick’s employment agreement, a United Kingdom resident, also entitled Mr. Warwick to a make-whole payment that will restore him to the British Pound Sterling equivalent that existed on the effective date of the agreement in the event that the value of the U.S. Dollar relative to the British Pound Sterling increases such that his base salary is reduced, as a result of such currency translation, by 10% or more.

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

Mr. Warwick resigned from the Company effective January 31, 2010.  Pursuant to the terms of the Separation Agreement entered into on January 20, 2010 with Mr. Warwick, the Company agreed to pay $300,000 in termination payments, payable over six months, and additional payments of $75,000 if certain events occur.

Employment Agreements - December 1, 2008

Effective as of December 1, 2008 (the “Effective Date”), upon the approval of our Board of Directors, we entered into employment agreements with each of Ian Warwick, our then-President and Chief Executive Officer, Charles F. Trapp, our Executive Vice President and Chief Financial Officer, and Simon Chadwick, our then-Executive Vice President and Chief Operating Officer.

Ian Warwick Employment Agreement

The December 1, 2008 Employment Agreement with Mr. Warwick (the “Warwick Agreement”) was for an initial term of two and one-half years from the Effective Date, and was automatically renewable for successive one-year periods unless terminated by Mr. Warwick or us. Mr. Warwick received an annual base salary of $300,000, payable in U.S. dollars. The annual salary was to be increased to $350,000 upon our achievement of a market capitalization goal of $50 million for at least 25 consecutive trading days. The terms of the Warwick Agreement also entitled Mr. Warwick, a United Kingdom resident, to a make-whole payment that would restore him to the British Pound Sterling equivalent that existed on the Effective Date in the event that the value of the U.S. Dollar relative to the British Pound Sterling increases such that his base salary is reduced, as a result of such currency translation, by 10% or more (the “Make-Whole Payment”).

The Warwick Agreement also provided for an appointment to our Board of Directors, on which Mr. Warwick served.

Mr. Warwick was eligible for a performance-based annual cash incentive bonus of up to 150% of his base salary in any fiscal year depending on the extent to which the applicable performance goal(s) of the Company, which were to be established by our Compensation Committee or pursuant to a formal bonus plan, were achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2009, with respect to Mr. Warwick’s potential incentive bonus for fiscal 2009.

In addition, Mr. Warwick was entitled to participate in all of our benefit plans and our equity-based compensation plans, which at the time consisted of our LTIP. Pursuant to the Warwick Agreement, Mr. Warwick was awarded two grants of 3-year performance share unit awards under the LTIP, each for 500,000 performance share units as a base objective, with 30% of the award vesting in the first year of the grant provided that the base target for that year is met, 30% of the award vesting in the second year of the grant provided that the base target for the second year is met, and 40% of the award vesting in the third and final year of the grant provided that the base target for the third year is met (“Performance Share Units”). The performance measures for these awards, which have been set by the Compensation Committee, are based on increases in our earnings per share (“EPS”) and return on invested capital (“ROIC”). Further, with respect to both awards in each grant year, (i) if the Company’s results amount to less than 80% of the established target(s), none of the awards would vest; (ii) if the Company’s results are equal to 80% of the established target(s), 50% of the award would vest; (iii) if the Company’s results are equal to 100% of the established target(s), 100% of the award would vest; and (iv) if the Company’s results are equal to or better than 120% of the established target(s), 150% of the award would vest. Results between these established parameters would be interpolated.

The Warwick Agreement also entitled Mr. Warwick to be granted options to purchase 300,000 shares of our common stock under the LTIP. These options would vest as to one-third of the award on each of the first three anniversaries of the grant date, at a strike price of $0.75, $1.00 and $1.25, respectively. The options expire ten years from the grant date.

The Warwick Agreement provided that in the event Mr. Warwick’s employment was terminated for Good Reason, for any reason other than for Cause, Death or Disability or for Good Reason during the 30-day period immediately following the first anniversary of the Effective Date (the “Window Period”), he was entitled to, among other things, a severance payment equal to his 12 months base salary. In addition, under such circumstances, all of Mr. Warwick’s stock options, stock appreciation rights and restricted stock will immediately vest and be payable in shares of our common stock and all of his performance share units that would vest in the course of any fiscal year would vest on a pro rata basis.

Mr. Warwick resigned from the Company effective January 31, 2010.  Pursuant to the terms of the Separation Agreement entered into on January 20. 2010 with Mr. Warwick, the Company agreed to pay $300,000 in termination payments, payable over six months, and additional payments of $75,000 if certain events occur.

Charles F. Trapp Employment Agreement

The December 1, 2008 Employment Agreement with Mr. Trapp (the “Trapp Agreement”) was for an initial term of one year from the Effective Date, and was automatically renewable for successive one-year periods unless terminated by Mr. Trapp or us. Mr. Trapp received an annual base salary of $220,000, payable in U.S. dollars. Mr. Trapp was eligible for a performance-based annual cash incentive bonus of up to 150% of his base salary in any fiscal year depending on the extent to which the applicable performance goal(s) of the Company, which were to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2009, with respect to Mr. Trapp’s potential incentive bonus for fiscal 2009.

In addition, Mr. Trapp was entitled to participate in all of our benefit plans and equity-based compensation plans, which at the time consisted of the LTIP. Mr. Trapp was awarded two grants of 3-year Performance Share Unit awards under the LTIP, each for 300,000 performance share units as a base objective, with the same terms, performance targets and metrics as Mr. Warwick’s Performance Share Unit awards described above. Mr. Trapp also was granted options to purchase 100,000 shares of our common stock under the LTIP. These options vest as to one-third of the award on each of the first three anniversaries of the grant date, at a strike price of $0.75, $1.00 and $1.25, respectively. The options expire ten years from the grant date.

The Trapp Agreement provided that in the event Mr. Trapp’s employment was terminated for Good Reason, for any reason other than for Cause, Death or Disability or for Good Reason during the Window Period, Mr. Trapp would be entitled to, among other things, a severance payment equal to his 12 months base salary, all of Mr. Trapp’s stock options, stock appreciation rights and restricted stock would immediately vest and be payable in shares of our common stock and all of his performance share units that would vest in the course of any fiscal year would vest on a pro rata basis.

The  Employment Agreement with Mr. Trapp was not renewed on November 30, 2009, but Mr. Trapp has continued as Chief Financial Officer and Vice President, Finance for the Company. On July 13, 2010, the Compensation Committee of the Board of Directors approved a new employment agreement and bonus plan with Mr. Trapp, as further described under “Employment Agreements - July 1, 2010.”

Simon Chadwick Employment Agreement

The Employment Agreement with Mr. Chadwick (the “Chadwick Agreement”) was for an initial term of two years from the Effective Date, and was automatically renewable for successive one-year periods unless terminated by Mr. Chadwick or us. Mr. Chadwick will receive an annual base salary of $225,000, payable in U.S. dollars. The terms of the Chadwick Agreement also entitled Mr. Chadwick, a United Kingdom resident, to a Make-Whole Payment consistent with the one awarded to Mr. Warwick.

The Chadwick Agreement also provided for an appointment to our Board of Directors, on which he served.

Mr. Chadwick was eligible for a performance-based annual cash incentive bonus of up to 150% of his base salary in any fiscal year depending on the extent to which the applicable performance goal(s) of the Company, which were to be established by the Compensation Committee or pursuant to a formal bonus plan, were achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2009, with respect to Mr. Chadwick’s potential incentive bonus for fiscal 2009.

In addition, Mr. Chadwick was entitled to participate in all of our benefit plans and our equity-based compensation plans, which at the time consisted of the LTIP. Mr. Chadwick were awarded two grants of 3-year Performance Share Unit awards under the LTIP, each for 400,000 performance share units as a base objective, with the same terms, performance targets and metrics as Mr. Warwick’s and Mr. Trapp’s Performance Share Unit awards described above. The Chadwick Agreement also grants Mr. Chadwick options to purchase 200,000 shares of our common stock under the LTIP. These options vested as to one-third of the award on each of the first three anniversaries of the grant date, at a strike price of $0.75, $1.00 and $1.25, respectively. The options expire ten years from the grant date.

In the event Mr. Chadwick’s employment was terminated for Good Reason, for any reason other than for Cause, Death or Disability or for Good Reason during the Window Period, Mr. Chadwick was entitled to, among other things, a severance payment equal to his 12 months base salary, all of Mr. Chadwick’s stock options, stock appreciation rights and restricted stock would immediately vest and be payable in shares of our common stock and all of his performance share units that would vest in the course of any fiscal year would vest on a pro rata basis.

Mr. Chadwick resigned from the Company effective January 31, 2010.  Pursuant to the terms of the Separation Agreement entered into on January 20. 2010 with Mr. Chadwick, the Company agreed to pay $225,000 in termination payments, payable over six months, and additional payments of $50,000 if certain events occur.

Employment Agreements - July 1, 2010

On July 13, 2010, the Compensation Committee of the Board of Directors approved employment agreements, including a bonus plan, with each of Michael Jamieson, our President and Chief Executive Officer and Charles F. Trapp, our Executive Vice President and Chief Financial Officer.  Such employments agreements and bonus plans were entered into as of July 1, 2010 (the “Effective Date”), the first day of our 2011 fiscal year.

Michael Jamieson Employment Agreement

The Employment Agreement with Mr. Jamieson (the “Jamieson Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Jamieson or us. Mr. Jamieson will receive an annual base salary of 150,000 GBP (approximately US$225,000), payable in British Pounds Sterling.

Mr. Jamieson is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by our Compensation Committee of our Board of Directors (“Compensation Committee”) or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2011, with respect to Mr. Jamieson’s potential incentive bonus for fiscal 2011.

In addition, Mr. Jamieson is entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of our 2007 Long-Term Incentive Plan (the “LTIP”). Pursuant to the Jamieson Agreement, Mr. Jamieson is to be awarded 500,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant.

The Jamieson Agreement also entitles Mr. Jamieson to be granted options to purchase 2,109,375 shares of our common stock under the LTIP (the “Option Grant”). These options will vest on the third anniversary of the grant date, at a strike price of $0.08 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant will vest. Results between these established parameters will be interpolated.  The Option Grant will vest immediately upon a Change of Control.

The Jamieson Agreement provides that in the event Mr. Jamieson’s employment is terminated by the Company other than for Cause or Disability, or Mr. Jamieson shall terminate his employment for Good Reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary. In addition, under such circumstances, all of Mr. Jamieson’s stock appreciation rights and restricted stock will immediately vest and all vested stock options and stock appreciation rights shall be payable in shares of our common stock.

Charles F. Trapp Employment Agreement

The Employment Agreement with Mr. Trapp (the “Trapp Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Trapp or us. Mr. Trapp will receive an annual base salary of $195,000, payable in U.S. dollars. Mr. Trapp is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2011, with respect to Mr. Trapp’s potential incentive bonus for fiscal 2011.

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP. Pursuant to the Trapp Agreement, Mr. Trapp is to be awarded 200,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant.

The Trapp Agreement also entitles Mr. Trapp to be granted options to purchase 1,828,125 shares of our common stock under the LTIP (the “Option Grant”). These options will vest on the third anniversary of the grant date, at a strike price of $0.08 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant will vest.  Results between these established parameters will be interpolated.  The Option Grant will vest immediately upon a Change of Control.

The Trapp Agreement provides that in the event Mr. Trapp’s employment is terminated by the Company other than for Cause or Disability, or Mr. Trapp shall terminate his employment for Good Reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary. In addition, under such circumstances, all of Mr. Trapp’s stock appreciation rights and restricted stock will immediately vest and all vested stock options and stock appreciation rights shall be payable in shares of our common stock.
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

Summary Compensation Table for Fiscal Years 2010, 2009 and 2008

The following table sets forth information for the fiscal years ended June 30, 2010, 2009 and 2008 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer, Michael G. Jamieson, as of the end of our fiscal year ended June 30, 2010, (b) the two most highly compensated executive officers (other than our Chief Executive Officer) of ours and our subsidiaries who were serving as executive officers at the end of our fiscal year ended June 30, 2010, whose total compensation exceeded $100,000 for these periods, Charles F. Trapp, and (c) up to two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of such fiscal years, Ian Warwick and Simon Chadwick.  These individuals may be collectively referred to herein as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael G. Jamieson, (1) Chief Executive Officer, President and Director	2010	80,428	—	17,600	(5)	—	—	—	—	98,028

Ian Warwick (2)	2010	475,000	—	—		—	—	—	—	—
Former Chief Executive Officer, President	2009	292,828	—	—		—	—	—	—	292,828
and Director	2008	349,195	—	—		—	—	—	—	349,195

Simon Chadwick (3)	2010	356,250	—	—		—	—	—	—	—
Former Chief Operating	2009	218,780	—	—		—	—	—	—	218,780
Officer and Director	2008	259,402	—	—		—	—	—	—	259,402

Charles F. Trapp (4)	2010	220,000	—	13,200	(6)	—	—	—	—	233,200
Executive Vice President,	2009	224,166	—	5,775	(6)	—	—	—	—	229,941
and Chief Financial Officer	2008	214,583	—	25,500	(6)	—	—	—	—	240,083

(1)
Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2010 as MAM’s Chief Executive Officer and President.  Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 122,000 GPB per year.  Mr. Jamieson became Interim Chief Executive Officer and Interim President on February 1, 2010 and was paid 50,830 GBP for the period from February 1, 2010 to June 30, 2010 pursuant to the terms of Mr. Jamieson’s employment agreement with our subsidiary.  The amount shown for 2010 was translated to US dollars based on a June 30, 2010 currency conversion rate of 1 GBP = $1.5823 (or $80,428). Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors.

(2)
Mr. Warwick resigned his position as Chief Executive Officer, President and Director effective as of January 31, 2010.  Reflects salary paid to Mr. Warwick for services rendered to us and our subsidiaries during fiscal 2010, 2009 and 2008 as MAM’s Chief Executive Officer and President.  The salary for the period from July 1, 2009 to January 31, 2010 was paid in US dollars at an annual base rate of $300,000 (or $175,000 for the period), pursuant to the terms of Mr. Warwick’s employment agreement.  Pursuant to the terms of Mr. Warwick’s Separation Agreement he was paid $300,000 in six equal monthly installments of $50,000 per month.  Mr. Warwick was paid in British pounds at an annual salary of 175,000 GPB for each of the 2008 fiscal year, and for the period from July 1, 2008 to November 30, 2008 (or 72,916 GBP).  Salary for the period from December 1, 2008 through June 30, 2009 was paid in US dollars at an annual base rate of $300,000 (or $175,000 for the period), pursuant to the terms of Mr. Warwick’s employment agreement.   The amount shown for 2008 was translated to US dollars based on a June 30, 2008 currency conversion rate of 1 GBP = $1.9954.  The portion of Mr. Warwick’s salary for fiscal 2009 which was paid in British pounds (for the period from July 1, 2008 through November 30, 2008) was translated to US dollars based on the June 30, 2009 currency conversion rate of 1 GBP= $1.61593 (or $117,828). Mr. Warwick did not receive any additional compensation for his services as a director on our Board of Directors.

(3)
Mr. Chadwick resigned his position as Chief Operating Officer and Director effective as of January 31, 2010.  Reflects salary paid to Mr. Chadwick for services rendered to us and our subsidiaries during fiscal 2010, 2009 and 2008 as MAM’s Chief Operating Officer.  The Salary for the period from July 1, 2009 to January 31, 2010 was paid in US dollars at an annual base rate of $225,000 (or $131,250 for the period), pursuant to the terms of Mr. Chadwick’s employment agreement.  Pursuant to the terms of Mr. Chadwick’s Separation Agreement he was paid $225,000 in six equal monthly installments of $37,500 per month. Salary was paid in British pounds at an annual salary of 130,000 GPB for each of the 2008 fiscal year, and for the period from July 1, 2008 to November 30, 2008 (or 54,167 GBP).  Salary for the period from December 1, 2008 through June 30, 2009 was paid in US dollars at an annual base rate of $225,000 (or $131,250 for the period), pursuant to the terms of Mr. Chadwick’s employment agreement.   The amount shown for 2008 was translated to US dollars based on a June 30, 2008 currency conversion rate of 1 GBP = $1.9954.  The portion of Mr. Chadwick’s salary for fiscal 2009 which was paid in British pounds (for the period from July 1, 2008 through November 30, 2008) was translated to US dollars based on the June 30, 2009 currency conversion rate of 1 GBP= $1.61593 (or $87,530). Mr. Chadwick did not receive any additional compensation for his services as a director on our Board of Directors.

(4)
Mr. Trapp was appointed Vice President Finance and Chief Financial Officer effective as of December 1, 2007. For the year ended June 30, 2010, the amount shown in the table reflects salary in the amount of $91,667 earned for services in these capacities between July 1, 2009 and November 30, 2009, pursuant to the terms of Mr. Trapp’s employment agreement, as well as salary in the amount of $128,333 earned for services between December 1, 2009 and June 30, 2010 pursuant to a month to month verbal agreement. The salary for fiscal 2010 also includes $22,000 that was deferred and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended.  For the year ended June 30, 2009, the amount shown in the table reflects salary in the amount of $95,833 earned for services in these capacities between July 1, 2008 and November 30, 2008, as well as salary in the amount of $128,333 earned for services between December 1, 2008 and June 30, 2009 pursuant to the terms of Mr. Trapp’s employment agreement. The salary for fiscal 2009 also includes $20,500 that was deferred and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended.  For the year ended June 30, 2008, the amount shown in the table reflects salary in the amount of $134,167 earned for services between December 1, 2007 and June 30, 2008, as well as salary in the amount of $80,416 earned for services as an accountant prior to his appointment as an officer. The salary for fiscal 2008 also includes $20,500 that was deferred and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended.

(5)
The amount shown in the “Stock Awards” column reflects the dollar amount recognized for fiscal 2010 financial statement reporting purposes of the outstanding stock awards held by Mr. Jamieson in accordance with FAS 123R. Stock award represent an award on May 13, 2008 of 1,000,000 shares of Common Stock with a grant date closing price of $0.10 per share, of which 34% or 340,000 shares vested immediately on the date of grant. The remaining 66% of the shares or 660,000 shares will vest in three equal installments of 220,000 shares on each of the first, second and third anniversaries of the grant date. The shares were not issued pursuant to any existing compensation plan. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2010 and 2009, Note 1 “Stock Based Compensation” and Note 9 “Stockholders Equity” included in this Annual Report on Form 10-K, with respect to valuation assumptions for this stock grant. Mr. Jamieson held no other stock or option awards at June 30, 2010 and 2009, respectively.

(6)
The amount shown in the “Stock Awards” column reflects the dollar amount recognized for fiscal 2010, 2009 and 2008 financial statement reporting purposes of the outstanding stock awards held by Mr. Trapp in accordance with FAS 123R. Stock award represent an award on May 13, 2008 of 750,000 shares of Common Stock with a grant date closing price of $0.10 per share, of which 34% or 255,000 shares vested immediately on the date of grant. The remaining 66% of the shares or 495,000 shares will vest in three equal installments of 165,000 shares on each of the first, second and third anniversaries of the grant date. The shares were not issued pursuant to any existing compensation plan. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2010 and 20097, Note 1 “Stock Based Compensation” and Note 9 “Stockholders Equity” included in this Annual Report on Form 10-K, with respect to valuation assumptions for this stock grant. Mr. Trapp held no other stock or option awards at June 30, 2010 and 20098, respectively.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended June 30, 2010. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of June 30, 2010. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Michael G. Jamieson	—	—	—	—	—	220,000	(1)	$17,600	(3)	—	—
Charles F. Trapp	—	—	—	—	—	165,000	(2)	$13,200	(3)	—	—
Ian Warwick	—	—	—	—	—	—		—		—	—
Simon Chadwick	—	—	—	—	—	—		—		—	—

(1)
Stock awards represent an award on May 13, 2008 to Mr. Jamieson of 1,000,000 shares of Common Stock with a grant date fair value of $0.10 per share, of which 34%, or 340,000 shares, vested immediately on the date of grant, 220,000 shares valued at $.035 per share vested on May 13, 2009 and 220,000 shares valued at $.08 per share vested on May 13, 2010 The remaining 220,000 shares reflected in the table, will vest on May 13, 2011. The shares were not issued pursuant to any existing compensation plan.

(2)
Stock awards represent an award on May 13, 2008 to Mr. Trapp of 750,000 shares of Common Stock with a grant date fair value of $0.10 per share, of which 34%, or 255,000 shares, vested immediately on the date of grant and 165,000 shares valued at $.035 per share vested on May 13, 2009 and 165,000 shares valued at $.08 per share vested on May 13, 2010. The remaining 165,000 shares reflected in the table, will vest on May 13, 2011. The shares were not issued pursuant to any existing compensation plan.

(3)	Based on the closing price of $0.08 of the Company’s Common Stock on June 30, 2010.

Director Compensation for Fiscal 2010

During fiscal 2010, directors who were not officers of the Company received a $10,000 annual retainer, with the exception of the Chairman of the Board of Directors, who received a $35,000 annual retainer.  Directors who were not officers of the Company also received $7,500 for serving as Audit Committee Chairman, $6,000 for serving as Chairman of the Governance and Nomination or Compensation Committees, and $5,000 for serving as a Committee Member. Directors who are also executive officers of the Company do not receive any additional compensation for their service on the Board.

The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended June 30, 2010.

	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Michael G. Jamieson	—		—		—	—	—	—	—
Ian Warwick	—		—		—	—	—	—	—
Simon Chadwick	—		—		—	—	—	—	—
Dwight B. Mamanteo	26,000	(2)	6,785	(3)	—	—	—	—	32,785
Marcus Wohlrab	21,000		7,987	(4)	—	—	—	—	28,987
Frederick Wasserman	22,500		8,518	(5)	—	—	—	—	31,018
Gerald M. Czarnecki	35,000	(6)	8,359	(7)	—	—	—	—	43,359
W. Austin Lewis IV	20,000	(8)	8,353	(9)	—	—	—	—	28,353

(1)
The amount shown in the table reflects the dollar amount recognized for fiscal 2010 financial statement reporting purposes of the outstanding stock awards held by the directors in accordance with FAS 123R. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2010 and 2009, Note 1 “Stock Based Compensation” and Note 9 “Stockholders Equity” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, with respect to valuation assumptions for this stock grant. The directors held no other stock or option awards at June 30, 2010.

(2)	Includes 176,312 shares of Common Stock valued at market price on the date of issuance, net of income taxes of $4,550, and received in lieu of $19,500 of cash compensation.
(3)	Includes 83,674 shares valued at market price on the date of issuance, net of income taxes of $2,433.
(4)	Includes 98,304 shares valued at market price on the date of issuance.
(5)	Includes 104,850 shares valued at market price on the date of issuance.
(6)	Includes 280,313 shares of Common Stock valued at market price on the date of issuance, net of income taxes of $12,250, and received in lieu of $22,750 of cash compensation.
(7)	Includes 102,885 shares valued at market price on the date of issuance, net of income taxes of $4,502.
(8)	Includes 246,429 shares of Common Stock valued at market price on date of issuance, and received in lieu of $20,000 of cash compensation.
(9)	Includes 101,276 shares valued at market price on the date of issuance.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of August 31, 2010 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock. Unless otherwise identified, the address of our directors and officers is c/o MAM Software Group, Inc., Maple Park, Maple Court, Barnsley, UK S75 3DP.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of class of Common Stock (1)
Wynnefield Persons (2) c/o Wynnefield Capital Inc. 450 Seventh Ave., Suite 509 New York, NY 10123	10,829,479	(3)	12.61%

Quillen Persons (4) 145 East 57th Street, 10th Floor New York, NY 10022	6,543,445	(5)	7.62%

ComVest Capital LLC 105 S. Narcissus Ave. West Palm Beach, FL 33401	8,469,949	(6)	8.98%

Directors and Officers:

Michael Jamieson Chief Executive Officer	1,460,000	(7)	1.71%

Charles F. Trapp Chief Financial Officer	1,869,340	(8)	2.18%

Frederick Wasserman, Director	250,666	(9)	0.29%

Dwight B. Mamanteo, Director	781,866	(10)	0.91%

Marcus Wohlrab, Director	198,923	(11)	0.23%

Gerald M. Czarnecki, Chairman	1,211,983	(12)	1.41%

W. Austin Lewis IV (13) c/o Lewis Asset Management Corp. 45 Rockefeller Plaza New York, NY 10111	10,335,037	(14)	12.03%

Directors and Officers as a group (7 persons)	16,107,815		18.75%

Former Officers and Directors:

Ian Warwick Chief Executive Officer and Chairman	4,561,452		5.31%

Simon Chadwick Chief Operating Officer	1,961,084		2.28%

(1)
Based on a total of 85,860,185 shares of Common Stock outstanding as of July 26, 2010. In accordance with Securities and Exchange Commission rules, each person’s percentage interest is calculated by dividing the number of shares that person owns by the sum of (a) the total number of shares outstanding as of July 26, 2010 plus (b) the number of shares such person has the right to acquire within sixty (60) days of July 26, 2010.

(2)
Comprised of Wynnefield Partners Small Cap Value, LP (“Wynnefield Partners”) and Wynnefield Partners Small Cap Value LP I (“Wynnefield Partners I”), and the general partner of each of these entities, Wynnefield Capital Management, LLC (“Wynnefield LLC”); Wynnefield Small Cap Value Offshore Fund Ltd. (“Wynnefield Offshore”) and its investment manager, Wynnefield Capital, Inc. (“Wynnefield Capital”); Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (the “Plan”); Channel Partnership II, LP (“Channel”); Nelson Obus, who serves as principal and co-managing member of Wynnefield Capital Management, LLC, principal executive officer of Wynnefield Capital, Inc. and general partner of Channel Partnership II, LP; and Joshua H. Landes, who serves as principal and co-managing member of Wynnefield Capital Management, LLC and executive officer of Wynnefield Capital, Inc. (collectively, the “Wynnefield Persons”). Dwight Mamanteo, one of the Company’s directors, is an investment analyst with Wynnefield Capital. Mr. Mamanteo exercises neither voting nor dispositive control over the shares beneficially owned by Wynnefield Capital. The Company has been informed that Nelson Obus and Joshua H. Landes share voting and investment control over the shares beneficially owned by Wynnefield Partners, Wynnefield Partners I, Wynnefield Offshore, Wynnefield LLC, Wynnefield Capital and the Plan, and that Nelson Obus exercises sole voting and investment control over the shares beneficially owned by Channel.  Based upon information provided in a Schedule 13D/A filed with the SEC on April 3, 2009 and a Form 4 filed on May 22, 2009.  Note that the Wynnefield Persons’ shareholdings have been reduced by an aggregate of 3,125,002 shares to reflect the surrender of the Exchange Warrants by the Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, Wynnefield SmallCap Offshore Fund, Ltd and Channel Partnership II, LP to the Company as part of the Company’s proposed Exchange Offer.

(3)
Represents an aggregate of 10,829,479 shares of common stock, which are beneficially owned as follows: (i) 3,102,885 shares of common stock are beneficially owned by Wynnefield Partners; (ii) 2,525,615 shares of common stock are beneficially owned by Wynnefield Partners I; (iii) 4,559,115 shares of common stock; (iv) 16,864 shares of common stock are beneficially owned by the Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan; and (v) 625,000 shares of common stock are beneficially owned by Channel.  Based upon information provided in a Form 4 filed with the SEC on May 22, 2009.

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

(5)
Represents (i) 5,976,508 shares of common stock owned by Little Wing, with respect to which Little Wing has the power to vote and dispose, which power may be exercised by Mr. Quillen, as President of Quilcap Corp and as Sole Managing Member of Quilcap Management; and (ii) 540,879 shares of common stock owned by Tradewinds, with respect to which Tradewinds has the power to vote and dispose, which power may be exercised by Mr. Quillen, as the Sole Managing Member of Quilcap Management; and (iii) 26,058 shares of common stock with respect to which Mr. Quillen has sole voting and dispositive power.  Based upon information provided in a Schedule 13G/A filed with the SEC on February 13, 2009.

(6)
Includes the following shares owned by ComVest Capital LLC: (i) 1,000,000 shares issuable upon exercise of warrants to purchase shares of Common Stock, which are currently exercisable at $0.1097 per share and expire December 31, 2013; (ii) 2,083,333 shares issuable upon exercise of warrants to purchase shares of Common Stock, which are currently exercisable at $0.3595 per share and expire December 31, 2013; (iii) 2,000,000 shares issuable upon exercise of warrants to purchase shares of Common Stock, which are currently exercisable at $0.1097 per share and expire December 31, 2013, and (iv) 3,386,616 shares of common stock issuable upon conversion of the $5,000,000 principal amount of that certain Convertible Term Note dated December 21, 2007 issued to Comvest Capital LLC, at a current conversion rate of $1.4764 per share. The Company has been informed that Comvest Capital Advisors, LLC is the managing entity of ComVest Capital, LLC, and that Gary Jaggard, managing director of Comvest Capital, LLC, exercises voting and investment control over the shares beneficially owned by ComVest Capital, LLC. See “Certain Relationships and Related Transactions and Director Independence” for additional detail.

(7)	Includes 780,000 vested shares of an award of an aggregate of 1,000,000 restricted shares of Common Stock granted by the Company on May 13, 2008 for services previously rendered.

(8)	Includes 585,000 vested shares of an award of an aggregate 750,000 restricted shares of Common Stock granted by the Company on May 13, 2008 for services previously rendered.

(9)
Includes (i) 19,500 vested shares of restricted Common Stock of an award for an aggregate 25,000 shares of restricted Common Stock granted on May 13, 2008 by the Company for services previously rendered; (ii) 73,336 vested shares of restricted Common Stock out of an award of an aggregate of 110,000 shares of restricted Common Stock granted on October 6, 2008; and (iii) 68,181 vested shares of restricted Common Stock out of an award of an aggregate of 204,545 shares of restricted Common Stock granted on July 1, 2009, and (iv) 49,650 shares which will vest within 60 days of August 11, 2010.

(10)
Includes (i) 19,500 vested shares of restricted Common Stock of an award for an aggregate 25,000 shares of restricted Common Stock granted on May 13, 2008 by the Company for services previously rendered; and (ii) 51,137 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 104,000 shares of restricted Common Stock granted on October 6, 2008; and (iii) 58,106 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 236,364 shares of restricted Common Stock granted on July 1, 2009, and (iv) 55,447 shares which will vest within 60 days of August 11, 2010.

(11)
Includes (i) 19,500 vested shares of restricted Common Stock of an award for an aggregate 25,000 shares of restricted Common Stock granted on May 13, 2008 by the Company for services previously rendered; (ii) 69,336 vested shares of restricted Common Stock out of an award of an aggregate of 104,000 shares of restricted Common Stock granted on October 6, 2008; and (iii) 62,936 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 190,909 shares of restricted Common Stock granted on July 1, 2009, and (iv) 46,451 shares which will vest within 60 days of August 11, 2010.

(12)
Includes (i) 13,333 vested shares of restricted Common Stock (net of taxes) out of an award for an aggregate 25,000 shares of restricted Common Stock granted by the Company for joining the Board of Directors on October 6, 2008; (ii) 79,892 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 140,000 shares of restricted Common Stock granted on October 6, 2008; and (iii) 68,940 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 318,182 shares of restricted Common Stock granted on July 1, 2009, and (iv) 76,030 shares which will vest within 60 days of August 11, 2010.

(13)
W. Austin Lewis IV is the portfolio manager and general partner of Lewis Asset Management Corp., the investment manager of Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. Accordingly, Mr. Lewis is deemed to be the beneficial owner of the shares owned by Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. and beneficially owned by Lewis Asset Management Corp.

(14)
Represents (i) 3,614,353 shares owned directly by W. Austin Lewis IV, (ii) 5,322,646 shares of common stock owned by Lewis Opportunity Fund, LP; (iii) 1,348,719 shares of common stock owned by LAM Opportunity Fund, LTD.; (iv) 14,000 vested shares of restricted Common Stock out of an award of an aggregate of 25,000 shares of restricted Common Stock granted on February 20, 2009; (v) 36,935 vested shares of restricted Common Stock out of an award of an aggregate 80,000 shares of restricted Common Stock granted on February 20, 2009; and (vi) 60,607 vested shares of restricted Common Stock out of an award of an aggregate of 181,818 shares of restricted Common Stock granted on July 1, 2009, and (vii) 49,319 shares which will vest within 60 days of August 11, 2010.  Note that Mr. Lewis’ shareholdings have been reduced by an aggregate of 6,402,999 shares to reflect the surrender of the Exchange Warrants by Lewis Opportunity Fund, LP and LAM Opportunity Fund Ltd. to the Company as part of the Company’s proposed Exchange Offer.

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

Transactions with ComVest Capital LLC and its affiliate, Commonwealth Associates LP

ComVest Capital LLC

ComVest Capital LLC (“ComVest”) is the Company’s senior secured lender.  During fiscal 2008, ComVest extended to the Company a $1,000,000 secured revolving credit facility and a $5,000,000 term loan pursuant to the terms of a Revolving Credit and Term Loan Agreement (the “Loan Agreement”), a Revolving Credit Note and a Convertible Term Note, each dated December 21, 2007.  The material terms of these loans are described further below. In connection with this transaction, the Company issued to ComVest warrants to purchase an aggregate of 5,083,333 shares of the Company’s common stock. The material terms of these warrants are described further below.

At the time the loans were made, ComVest was not a party related to the Company. Each of these loans were made in the ordinary course of business, were made on the substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectibility or present other unfavorable features.  As a result of the issuance of the Convertible Term Note and the warrants, ComVest became a shareholder of the Company, and currently may be deemed to have beneficial ownership of approximately 10.79%  of the Company’s common stock (including certain warrants held by Commonwealth Associates LP, see below).

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

In connection with the Credit Facility, the Company issued a Revolving Credit Note (the “Credit Note”) on December 21, 2007 payable to ComVest in the principal amount of $1,000,000, initially bearing interest at a rate per annum equal to the greater of (a) the prime rate, as announced by Citibank, N.A. from time to time, plus two percent (2%), or (b) nine and one-half percent (9.5%). The applicable interest rate will be increased by four hundred (400) basis points during the continuance of any event of default under the Loan Agreement. Interest is computed on the daily unpaid principal balance and is payable monthly in arrears on the first day of each calendar month commencing January 1, 2008. Interest is also payable upon maturity or acceleration of the Credit Note.  On June 17, 2010, the interest rate was increased from 9.5% to 13.5% for an event of default under the Loan Agreement.

During the Company’s fourth fiscal quarter of 2008, the Company drew down $500,000 of the Credit Facility, and drew down the remaining $500,000 during the first and second fiscal quarter of 2009.  As a result, as of June 30, 2009, the outstanding principal due on the credit facility was $1,000,000, and as of June 30, 2009, the entire credit facility had been drawn down.  As of June 30, 2009, the Company has not yet repaid any principal.  As described above, this loan currently bears interest at a rate of 13.5%.  During fiscal 2008, the Company paid $2,045 in interest payments, and during fiscal 2009, the Company paid $117,281 including fees of $27,000.

Term Loan and Convertible Term Note.   In addition to the Credit Facility, ComVest extended a Term Loan, evidenced by a Convertible Term Note (the “Term Note”) issued on December 21, 2007, in the principal amount of $5,000,000. The Term Loan was a one-time loan, and unlike the Credit Facility, the principal amount is not available for re-borrowing.  The Term Note bears interest at a rate of eleven percent (11%) per annum, except that during the continuance of any event of default, the interest rate will be increased to sixteen percent (16%).  On June 17, 2010, the interest rate was increased to 16% for an event of default under the Loan Agreement.

Initially, the Term Note was payable in 23 equal monthly installments of $208,333 each, payable on the first day of each calendar month commencing January 1, 2009, through November 1, 2010, with the balance due on November 30, 2010.  The amortization schedule was subsequently modified, and was delayed for one year so that payments will commence on January 1, 2010, pursuant to an amendment of the Loan Agreement during the quarter ended June 30, 2008 (see below).

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

Since December 21, 2007, the principal amount due on the Term Note has been $5,000,000. As of June 30, 2009, the Company has not yet repaid any principal. As described above, this loan currently bears interest at a rate of 16%. During fiscal 2009 and 2008, the Company paid $842,000 and $290,278, respectively, in interest payments.

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

As of March 31, 2010, the Company did not meet the EBIDA Ratio Covenant of 1.25:1 as required by the Loan Agreement, and Amendment.  Our failure to maintain this ratio constitutes an event of default under the terms of the Loan Agreement. Under the terms of the Loan Agreement, if any event of default occurs, the full principal amount of the Note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at ComVest’s election, immediately due and payable in cash. The Company has entered into a forbearance agreement to resolve the default with ComVest.

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

On July 3, 2008, the Company issued to Commonwealth warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock as compensation for work performed in connection with the Company’s sale on July 3, 2008 of the 5,231,622 shares of ADNW common stock that it owned, which is further described in the footnotes. The warrants are currently exercisable at an exercise price of $0.30 per share and expire on July 3, 2013. Additionally, during the year ended June 30, 2009, the Company paid $45,000 to Commonwealth, and recorded a liability for unpaid fees of $135,000.

On August 3, 2009, the Company amended the financial advisory agreement and agreed to pay Commonwealth $35,000 in August, and $25,000 in September and October of 2009, in full satisfaction of the $135,000 liability.

On December 31, 2009, the Company issued to Commonwealth, in settlement of a contract, warrants to purchase an aggregate of 700,000 shares of the Company’s common stock.  The warrants are exercisable at $0.08 per share and expire on December 31, 2014.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that Dwight B. Mamanteo, Marcus Wohlrab, Frederick Wasserman and Gerald Czarnecki are “independent” within the meaning of such rules. Michael Jamieson is not “independent” under these rules, due to his position as our Chief Executive Officer.

Item 14.	Principal Accounting Fees and Services.

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, KMJ Corbin & Company LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2010 and 2009.

	For the Year Ended June 30,
	2010	2009
Audit fees (1)	$123,200	$175,000
Audit- related fees (2)	-	56,400
Tax fees (3)	-	11,900
All other fees	9,900	–
Total fees	$133,100	$243,300

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.

(2)
Audit-related fees for fiscal years 2010 and 2009 are comprised of consent fees and work on registration statements, consultation fees on accounting issues, and fees related to the restatements of the fiscal 2008 quarterly reports that were filed in fiscal 2009.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) Exhibits:

The following exhibits are filed herewith or incorporated by reference herein.

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

10.1
Share Sale Agreement relating to EXP Dealer Software Limited dated August 4, 2006 among Auto Data Network, Inc., MAM Software Group, Inc. and MAM Software Dealer Software Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2006).

10.2
Share Sale Agreement relating to Dealer Software and Services Limited dated February 1, 2007 between MAM Software Group, Inc. and Auto Data Network, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007).

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

10.7
Share Sale Agreement, dated November 12, 2007, between EU Web Services, Ltd., as Purchaser, MAM Software Group, Inc., as Vendor, and EXP Dealer Software Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed November 16, 2007)

10.8
Revolving Credit and Term Loan Agreement dated as of December 21, 2007, by and between ComVest Capital LLC, as Lender, and MAM Software Group, Inc., as Borrower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2007).

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

10.11
Collateral Agreement dated as of December 21, 2007 by and among MAM Software Group, Inc., Aftersoft Network, N.A. Inc., MAM Software Ltd., MAM Software Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc.,  and ComVest Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.12
Guaranty Agreement dated December 21, 2007 by Aftersoft Network, N.A. Inc., MAM Software Ltd., MAM Software Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., in favor of ComVest Capital LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.13	Form of Validity Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.14
Warrant, dated as of December 21, 2007, to Purchase 1,000,000 Shares of Common Stock of MAM Software Group, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.15
Warrant, dated as of December 21, 2007, to purchase 2,000,000 Shares of Common Stock of MAM Software Group, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.16
Warrant, dated as of December 21, 2007, to purchase 2,083,333 Shares of Common Stock of MAM Software Group, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.17
Registration Rights Agreement dated as of December 21, 2007 by MAM Software Group, Inc. for the benefit of the holders (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 31, 2007).

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

MAM Software Group, Inc.

Date: September 16, 2010	By:	/s/Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 16, 2010	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 16, 2010	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 16, 2010	By:	/s/ Gerald M. Czarmecki
Gerald M. Czarnecki
Chairman of the Board, Lead Director, ex officio member of all committees

Date: September 16, 2010	By:	/s/ Frederick Wasserman
Frederick Wasserman
Audit Committee Chair and Director

Date: September 16, 2010	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Compensation Committee Chair and Director

Date: September 16, 2010	By:	/s/ Marcus Wohlrab
Marcus Wohlrab
Governance Committee Chair and Director

Date: September 16, 2010	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV
Compensation Committee Member and Director

FINANCIAL STATEMENTS

MAM SOFTWARE GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets as of June 30, 2010 and 2009	F–2

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2010 and 2009	F–3

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2010 and 2009	F–4

Consolidated Statements of Cash Flows for the years ended June 30, 2010 and 2009	F–5

Notes to Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MAM Software Group, Inc.

We have audited the accompanying consolidated balance sheets of MAM Software Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAM Software Group, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $23.4 million, a working capital deficit of $6.7 million as of June 30, 2010 and has $5.0 million in borrowings from a credit agreement that matures in November 2010, which the Company will need additional financing to repay. These items raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As described in Note 1 to the consolidated financial statements, on July 1, 2009, the Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock.

/s/  KMJ CORBIN & COMPANY LLP
Costa Mesa, California
August 31, 2010

MAM SOFTWARE GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,196	$1,663
Accounts receivable, net of allowance of $192 and $87	2,520	2,154
Inventories	366	318
Prepaid expenses and other current assets	371	507
Total Current Assets	4,453	4,642

Property and Equipment, Net	856	1,028

Other Assets
Goodwill	8,924	9,548
Amortizable intangible assets, net	2,757	3,566
Software development costs, net	1,520	1,691
Other long-term assets	49	179
TOTAL ASSETS	$18,559	$20,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,551	$1,386
Accrued expenses and other	2,368	3,162
Payroll and other taxes	364	278
Current portion of settlement liability	326	-
Derivative liabilities	291	-
Current portion of long-term debt	5,000	1,598
Current portion of deferred revenue	641	482
Taxes payable	647	708
Total Current Liabilities	11,188	7,614

Long-Term Liabilities
Deferred revenue, net of current portion	345	748
Deferred income taxes	642	880
Settlement liability, net of current portion	525	-
Long-term debt, net of current portion	168	4,713
Other	359	199
Total Liabilities	13,227	14,154

Commitments and contingencies

Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	–	–
Common stock: Par value $0.0001 per share; 150,000,000 shares authorized, 84,862,880 and 83,462,337 shares issued and outstanding, respectively	8	8
Additional paid-in capital	29,503	30,219
Accumulated other comprehensive loss	(768)	(482)
Accumulated deficit	(23,411)	(23,245)
Total Stockholders' Equity	5,332	6,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,559	$20,654

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements .

MAM SOFTWARE GROUP, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
	For the Year Ended June 30,
	2010	2009
Revenues	$24,156	$21,119
Cost of revenues	10,274	9,496
Gross Profit	13,882	11,623

Operating Expenses
Research and development	3,012	2,860
Sales and marketing	2,181	2,211
General and administrative	6,462	5,651
Depreciation and amortization	1,116	1,082
Impairment of goodwill	-	850
Total Operating Expenses	12,771	12,654

Operating Income (Loss)	1,111	(1,031)

Other Income (Expense)
Interest expense	(1,361)	(1,602)
Interest income	-	21
Change in fair value of derivative liabilities	267	–
Write down of investments in available-for-sale securities	-	(4,723)
Other, net	50	98
Total other expense, net	(1,044)	(6,206)

Income (loss) before provision for income taxes	67	(7,237)

Provision for income taxes	694	386

Net Loss	(627)	(7,623)

Unrealized gain on reversal of unrealized loss on investments in available–for–sale securities	-	184
Foreign currency translation loss	(286)	(2,283)
Total Comprehensive Loss	$(913)	$(9,722)

Loss per share attributed to common stockholders - basic and diluted	$(0.01)	$(0.09)
Weighted average common shares outstanding basic and diluted	83,970,278	86,272,712

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements .

MAM SOFTWARE GROUP, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Additional Paid-in-	Due From	Other Accumulated Comprehensive	Accumulated
	Shares	Amount	Capital	Parent	Income (Loss)	Deficit	Total
Balance June 30, 2008	92,733,220	$9	$31,732	$(2,850)	$1,617	$(15,453)	$15,055
Sale of parent company common stock	–	–	337	505	–	–	842
Parent company common stock issued for parent company liabilities	–	–	(53)	193	–	(140)	–
Common stock retired	(13,722,112)	(1)	(2,122)	2,152	–	(29)	–
Common stock issued as compensation	4,451,229	–	310	–	–	–	310
Fair value of warrants issued to lender	–	–	15	–	–	–	15
Foreign currency translation	–	–	–	–	(2,283)	–	(2,283)
Reversal of unrealized loss on investment in available-for-sale securities	–	–	–	–	184		184
Net loss	–	–	–	–	–	(7,623)	(7,623)
Balance June 30, 2009	83,462,337	8	30,219	–	(482)	(23,245)	6,500

Adoption of new accounting guidance related to derivative instruments	-	-	(868)	-	-	461	(407)
Common stock issued as compensation	1,400,543	-	116	-	-	-	116
Fair value of warrants issued for services	-	-	36	-	—	-	36
Foreign currency translation	-	-	-	-	(286)	-	(286)
Net loss						(627)	(627)
Balance June 30, 2010	84,862,880	$8	$29,503	$-	$(768)	$(23,411)	$5,332

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements .

MAM SOFTWARE GROUP, INC.
Consolidated Statements of Cash Flows

(In thousands)	For the Years Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(627)	$(7,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad Debt Expense	177	-
Depreciation and amortization	1,116	1,082
Debt discount and debt issuance cost amortization	513	699
Gain on write off of liabilities	(50)	(134)
Change in fair value of derivative liabilities	(267)	-
Write down of investment in available - for- sale securities	-	4,723
Deferred income tax	(238)	-
Fair value of stock issued for services and compensation	116	310
Warrants issued in settlement of a service agreement	36	-
Impairment of goodwill	-	850

Changes in assets and liabilities:
Accounts receivable	(707)	1,079
Inventories	(79)	297
Prepaid expenses and other assets	105	183
Accounts payable	257	(852)
Taxes payable	(6)	329
Deferred revenue	(196)	78
Accrued expenses and other liabilities	515	(804)
NET CASH PROVIDED BY OPERATING ACTIVITIES	665	217

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(85)	(213)
Capitalized software development costs	(66)	(276)
NET CASH USED IN INVESTING ACTIVITIES	(151)	(489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of parent company stock, net of cash issuance costs	-	842
Proceeds from long-term debt	-	500
Payments on long-term debt	(1,346)	(410)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,346)	932

Effect of exchange rate changes	365	(961)
Net change in cash and cash equivalents	(467)	(301)

Cash and cash equivalents at beginning of year	1,663	1,964
Cash and cash equivalents at end of year	$1,196	$1,663

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements .

MAM SOFTWARE GROUP, INC.
Consolidated Statements of Cash Flows (Continued)

(In thousands)	For the Years Ended June 30,
	2010	2009
Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$849	$841
Income taxes	$463	$873

Non-cash investing and financing transactions during the year for :
Value of distributed shares	$-	$29
Value of retired shares	$-	$2,123
Cumulative effect to retained earnings due to adoption of accounting standard	$461	$-
Cumulative effect to additional paid – in – capital to adoption of accounting standard	$868	$-
Cumulative effect to debt discount due to adoption of accounting standard	$310	$-
Gain on sale of Parent company common stock	$-	$337
Value of warrants issued for amended debt covenants	$-	$15
Issuance of debt for property, plant and equipment	$-	$403
Shares exchanged for parent company common stock:
Shares of Parent company common stock remitted in exchange for Parent company obligations	$-	$193
Parent company obligations assumed by Company	$-	$(140)
Loss on settlement of Parent company obligations	$-	$53

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements .

MAM SOFTWARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

MAM Software Group, Inc. (“MAM” or the “Company”), formally know as Aftersoft Group, Inc. is a former subsidiary of Auto Data Network, Inc. (“ADNW”), a publicly traded company, the stock of which is currently traded on the pink sheets under the symbol ADNW.PK. On November 24, 2008, ADNW distributed a dividend of the 71,250,000 shares of MAM common stock that ADNW owned at such time in order to complete the previously announced spin-off of MAM’s businesses.

MAM is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd, (“MAM Ltd.”) is based in Barnsley, United Kingdom (“UK”) and Aftersoft Network, NA, Inc., (“ASNA”) has offices in the United States (“US”) in Dana Point, California, and Allentown, Pennsylvania.  MAM has offices in Allentown, Pennsylvania.

Going Concern

At June 30, 2010, the Company had cash and cash equivalents of $1,196,000, a decrease of $467,000 from June 30, 2009. During the year ended June 30, 2010, the Company had $151,000 of capital expenditures and made payments of $1,346,000 on debt. In February 2010, the Company started to make payments on the $5,000,000 Term Note (see Note 6). The payments are approximately $208,000 per month. The Company expects to make the monthly payments on this debt and the other outstanding obligations from operating cash flow. The Company does not expect to be able to make the $2,917,000 balloon payment due in November 2010 on the Term Loan or to pay off the $1,000,000 Revolver due at the same time from internally generated cash flow. The Company currently is seeking debt and/or equity financing and other activities to raise the necessary capital. There can be no assurances that such funding will be available on acceptable terms, in a timely fashion or even available at all.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recurring losses, an accumulated deficit of $23.4, million and a working capital deficit of $6.7 million at June 30, 2010. These factors, along with the amounts due in November 2010 on the Term Loan and Revolver, as discussed above, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2010 and 2009, the Company did not have balances in excess of the FDIC insurance limits.   For banks outside of the United States, the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Customers

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. Credit risk is managed by discontinuing sales to customers who are delinquent. The Company estimates credit losses and returns based on management’s evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. During the year ended June 30, 2010, one customer accounted for approximately 10% of the Company’s revenue.  No such concentration existed during the year ended June 30, 2009.

No customers accounted for more than 10% or more of the Company’s accounts receivable at June 30, 2010 and June 30, 2009.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis.

Geographic Concentrations

The Company conducts business in the US, Canada and the UK. For customers headquartered in their respective countries, the Company derived 27% of its revenues from North America, and 73% from its UK operations during the year ended June 30, 2010 compared to 28% of its revenues from North America, and 72% from its UK operations for the year ended June 30, 2009.

At June 30, 2010, the Company maintained 62% of its net property and equipment in the UK with the remaining 38% in the US. At June 30, 2009, the Company maintained 61% of its net property and equipment in the UK with the remaining 39% in the US.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectibility of accounts receivable, the realizability of inventories, the fair value of investments in available-for-sale securities, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities, the valuation of derivative liabilities and the estimated value of warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

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

Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

·	Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities.
·
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

·
Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

Available-for-Sale Investments

Management determines the appropriate classification of its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive loss, net of tax. At June 30, 2010, investments consist of corporate stock with a carrying value of $0.  During the year ended June 30, 2009, the Company wrote down its investment in available-for-sale securities to $0, which is now the Company’s new cost basis in the securities.  The Company will not recognize any gain or loss on the securities unless they are sold.

Inventories

Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the first-in, first-out method. Inventories consist primarily of hardware that will be sold to customers. The Company periodically reviews and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Once established, writedowns of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

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

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of:  the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded financial results of the Company.

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

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss is recorded for any goodwill that is determined to be impaired, which resulted in an $850,000 impairment charge in fiscal 2009.  The impairment related to ASNA was a result of continuing operating losses and less optimistic operating forecasts. The estimated fair value of ASNA was determined using both the projected discounted future cash flows and the market approach. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future. The Company performs impairment testing on all existing goodwill at least annually.

There was no goodwill impairment charge for the year ended June 30, 2010.

Goodwill activity for the years ending June 30, 2010 and 2009 are as follows:

Balance July 1, 2008	$11,878,000
Effect of exchange rate changes	(1,480,000)
Impairment charges	(850,000)
Balance June 30, 2009	$9,548,000
Effect of exchange rate changes	(624,000)
Balance June 30, 2010	$8,924,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2010 and 2009, the Company’s management believes there is no impairment of its long-lived assets (other than goodwill discussed above). There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  An asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments not presented or classified as an offset to equity is recorded at the market value of the equity once the equity instrument is granted for accounting purposes.

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

On June 12, 2008, the Company’s shareholders approved the MAM Software Group, Inc. 2007 Long-Term Stock Incentive Plan (“LTIP”). The maximum aggregate number of shares of common stock that may be issued under the plan, including stock options, stock awards, and stock appreciation rights is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2010 and 2009 under this plan (see Note 9).

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

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2010 and 2009, advertising expense totaled $94,000 and $125,000, respectively.

Gain on Extinguishment of Liability

The Company realized $50,000 of income from a settlement with a creditor for the year ended June 30, 2010, which is included in Other Income.

The Company realized $134,000 of income from the extinguishment of liabilities for the year ended June 30, 2009 due to the expiration of the statute of limitations related to such liabilities, which is included in Other Income.

 Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation loss adjustments are accumulated as a separate component of stockholders’ equity. The translation loss adjustment totaled $286,000 and$2,283,000 for the years ended June 30, 2010 and 2009, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. For the year ended June 30, 2010, the components of comprehensive loss consist of foreign currency translation losses. For the year ended June 30, 2009, the components of comprehensive loss consists of foreign currency translation loss and unrealized gain on investments in available – for – sale securities.

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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at June 30, 2010 and 2009, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended June 30, 2010 and 2009.

Basic and Diluted Loss Per Share

Basic loss per common share is computed based on the weighted average number of shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all potential dilutive common shares were issued. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. For the years ended June 30, 2010 and June 30, 2009, there were no dilutive shares. For the year ended June 30, 2010, a total of 22,498,135 common stock purchase warrants and debt convertible into 2,698,005 shares were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.  For the year ended June 30, 2009, a total of 21,798,135 common stock purchase warrants and debt convertible into 3,386,616 shares were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive. If the Company had reported net income for the years ended June 20,2010 and 2009, only the convertible debt would have been dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the years ended June 30:

	2010	2009
Numerator for basic and diluted loss per share:
Net loss	$(627,000)	$(7,623,000)
Deemed distribution to parent company	-	(169,000)
Net loss available to common shareholders	$(627,000)	$(7,792,000)
Denominator for basic and diluted loss per common share:
Weighted average number of shares of common stock outstanding	83,970,278	86,272,712

Net loss per common share available to common stockholders - basic and diluted	$(0.01)	$(0.09)

Recent Accounting Pronouncements

In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update will be adopted by the Company effective July 1, 2010, and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact this standard update will have on its consolidated financial statements.

In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update will be adopted by the Company effective July 1, 2010, and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact this standard update will have on its consolidated financial statements.

Effective July 1, 2009, the Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock.  The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of the adoption, 5,083,333 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an average exercise price of $0.21 and expiration dates of December 31, 2013. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and recorded the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in December 2007. On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $868,000 to derivative liabilities, increased the debt discount and derivative liabilities by a gross amount of approximately $310,000, decreased accumulated deficit by approximately $619,000 for the change in fair value of derivative liabilities for the period from December 2007 through June 30, 2009 and increased accumulated deficit by approximately $158,000 for additional amortization of debt discount for the period from December 2007 through June 30, 2009. The fair value of the common stock purchase warrants was approximately $291,000 and the embedded conversion feature was approximately $0 on June 30, 2010.  The total value of these derivative liabilities declined from $558,000 to $291,000 for the year ended June 30, 2010. As such, the Company recognized approximately $267,000 gain from the change in fair value of the derivative liabilities for the year ended June 30, 2010.

All future changes in the fair value of these warrants and embedded conversion features will be recognized in earnings until such time as the warrants are exercised or expire and the debt is converted to common stock or repaid. These common stock purchase warrants and conversion feature do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and conversion feature using the Black-Scholes option pricing model. The assumptions used to estimate the fair value of the derivative liability at June 20, 2010 and July 1, 2009 are as follows:

	June 30,	July 1,
	2010	2009
Annual dividend yield	0.0%	0.0%
Expected life (years)	0.42 - 3.50	4.50
Risk-free interest rate	0.39%-2.65%	0.54%-2.51%
Expected volatility	82% - 137%	175%

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of warrants	$-	$-	$291,000	$291,000
Total	$-	$-	$291,000	$291,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of June 30, 2009	$-
Cumulative effect of adoption	558,000
Change in fair value	(267,000)
Balance as of June 30, 2010	$291,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended June 30, 2010.

NOTE 2.   TRANSACTIONS WITH FORMER PARENT COMPANY

On November 24, 2008 (the “Dividend Distribution Date”), ADNW distributed a dividend of 71,250,000 shares of the Company’s common stock that ADNW owned at such time in order to complete the spin-off of MAM’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of the Company’s common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of the Company’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, the Company is no longer a subsidiary of ADNW.

ADNW attempted to settle an old outstanding obligation of ADNW of $775,000 with Mr. Blumenthal (see Note 8) for 4,400,000 shares of ADNW common stock. The value of the shares declined and Mr. Blumenthal elected not to accept the ADNW shares as full compensation, and later demanded that the Company settle ADNW’s liability with additional or different consideration. In April 2008, the Company accepted the 4,400,000 shares from ADNW valued at $484,000 in exchange for attempting to settle ADNW’s liability. The difference between the value of the ADNW shares and the amount of ADNW’s initial obligation of $291,000 was recorded as general and administrative expense in the consolidated statement of operations during such period.

In February 2010, Mr. Blumenthal commenced a civil action against the Company and in April 2010, a settlement agreement was entered into (see Note 8).

During the year ended June 30, 2009, the Company liquidated 5,231,622 common shares of ADNW for net proceeds of $842,000, and issued 2,000,000 common shares of ADNW in settlement of ADNW obligations (see Note 9). As a result of the Company’s ownership of certain ADNW securities, the Company received approximately 13,965,295 shares of its own common stock in connection with the spin-off dividend distribution.  On December 31, 2008, the Company retired 13,722,112 of such shares. The remaining 243,183 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.

As a result of the above transactions, the Company no longer owns any shares of ADNW stock and is no longer owed any monies from ADNW as of June 30, 2009.

NOTE 3. INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

The Company received a total of 4,433,284 shares of First London PLC (formerly First London Securities), from the sale of EXP Dealer Software Limited (“EXP”). The shares had been listed for trading on the London Plus Exchange but effective September 30, 2009, the shares were delisted.

The Company wrote down its investment and recognized a loss of $4,723,000 because of an other-than-temporary impairment as of June 30, 2009. The recognition of this impairment loss in the statement of operations resulted in the reversal in other comprehensive loss of a previously  unrealized loss of $184,000 for the year ended June 30, 2009. At June 30, 2010, the Company still holds all the shares received.

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

Because trading in the shares of First London PLC has been halted, the Company determined that it no longer could value the securities using Level 2, but required a Level 3 classification.  Fair value measurements using Level 3 inputs in the table above relate to the Company’s investments in available-for-sale securities, which are based on the Company’s inability to obtain current financial statements and the fact that trading in the shares of  First London PLC  has been halted.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2010	June 30, 2009
Leasehold improvements	$745,000	$774,000
Computer and office equipment	370,000	336,000
Equipment under capital leases	10,000	10,000
Furniture and equipment	258,000	275,000
	1,383,000	1,395,000
Less: Accumulated depreciation and amortization	(527,000)	(367,000)
	$856,000	$1,028,000

Depreciation and amortization expense on property and equipment for the years ended June 30, 2010 and 2009 was $203,000 and $180,000, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2010	June 30, 2009
Assets not subject to amortization:
Goodwill	$8,924,000	$9,548,000
Assets subject to amortization:
Completed software technology (9-10 years useful life)	$2,991,000	$3,109,000
Customer contracts / relationships (10 years useful life)	3,711,000	3,770,000
Automotive data services (20 years useful life)	295,000	323,000
	6,997,000	7,202,000
Less : Accumulated amortization	(4,240,000)	(3,636,000)
Amortizable intangible assets, net	$2,757,000	$3,566,000

Software development costs	$2,953,000	$3,083,000
Less : Accumulated amortization	(1,433,000)	(1,392,000)
Software development costs, net	$1,520,000	$1,691,000

For the years ended June 30, 2010 and 2009, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $913,000 and $902,000, respectively.

Estimated future amortization of software development costs and intangibles is as follows:

Years Ending June 30,
2011	$865,000
2012	865,000
2013	690,000
2014	588,000
2015	472,000
Thereafter	797,000
Total	$4,277,000

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following as of June 30:

	2010	2009
ComVest term loan, net of debt discount of $71,000 and $303,000	$3,912,000	$4,697,000
ComVest revolver	1,000,000	1,000,000
Secured notes	243,000	388,000
McKenna note	-	150,000
Homann note	-	63,000
Other notes	13,000	13,000
	5,168,000	6,311,000
Less current portion	(5,000,000)	(1,598,000)
Long term portion	$168,000	$4,713,000

Future maturities of long-term debt (excluding debt discount) at June 30, 2010 are as follows:

Years Ending June 30,
2011	$5,071,000
2012	75,000
2013	75,000
2014	18,000
Total	$5,239,000

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

As of June 30, 2008, in connection with obtaining a waiver for a violation of loan covenants, the Company and ComVest amended the Loan Agreement and modified certain covenants. The cash flow ratio coverage was reduced and the lender agreed to extend from January 1, 2009 until January 1, 2010 the start of the loan amortization. As part of the amendment, ComVest required the Company to reduce the exercise price from $0.39 to $0.11 for 2,000,000 warrants held by ComVest (see below). The incremental fair value of the modified warrants was $15,000, which was recorded as an additional debt discount and is being amortized over the remaining life of the term loan.

As of December 31, 2008, in connection with obtaining a waiver for violation of certain loan covenants, the Company and ComVest agreed to increase the interest on the $1,000,000 Credit Facility (described below) from 9.5% to 11%. The amendment did not meet the requirements of a modification or exchange of debt instruments, therefore no adjustment to the consolidated financial statements was required.

Pursuant to a waiver and amendment, the annual interest rate was restored to 9.5% as the Company became compliant with the covenant as of the close of the quarter ended on March 31, 2009.

As of March 31, 2010, the Company did not meet the required ratio of (a) Earnings Before Interest, Depreciation, and Amortization, minus capital expenditures incurred to (b) debt service (all interest and principal payments) (“Debt Service”) (the “EBIDA Ratio”) of 1.25:1as required by the amended Loan Agreement. The Company’s failure to maintain this ratio constitutes an event of default under the terms of the Loan Agreement. Under the terms of the Loan Agreement, if any event of default occurs, the full principal amount of the Note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at ComVest’s election, immediately due and payable in cash.  On June 2, 2010, the Company paid ComVest a Forbearance Fee of $25,000 to waive the default until June 20, 2010 and on June 17, 2010 ComVest raised the interest rate from 9.5% to 13.5%, for the Revolving Credit Note and from 11% to 16% for the Term Note.

As of June 30,  2010, the Company did not meet the EBIDA Ratio Covenant of 1.25:1 as required by the amended Loan Agreement. The Company’s failure to maintain this ratio constitutes an event of default under the terms of the Loan Agreement. The Company is in negotiations to resolve the default with ComVest.

The current interest rate is 13.5% on the Revolving Credit Facility and 16% on the Term Note.

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

In connection with the Credit Facility, the Company issued a Revolving Credit Note (the “Credit Note”) payable to ComVest in the principal amount of $1,000,000, bearing interest at a rate per annum equal to the greater of (a) the prime rate, as announced by Citibank, N.A. from time to time, plus two percent (2%), or (b) nine and one-half percent (9.5%). The interest rate, which had been 9.5% from the Closing Date through December 31, 2008, was increased from 9.5% to 11% in connection with obtaining a waiver from ComVest for violation of certain loan covenants as described above.  As of April 1, 2009, the Company had regained compliance with the loan covenants and the interest rate was reduced from 11% back to 9.5%. The applicable interest rate will be increased by four hundred (400) basis points during the continuance of any event of default under the Loan Agreement. Interest is computed on the daily unpaid principal balance and is payable monthly in arrears on the first day of each calendar month commencing January 1, 2008. Interest is also payable upon maturity or acceleration of the Credit Note.

The Company has the right to prepay all or a portion of the principal balance on the Credit Note at any time, upon written notice, with no penalty. The Credit Note is secured by subsequently all of the assets of the Company pursuant to the provisions of certain Security Documents.

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

At June 30, 2010, the Company had drawn down the $1,000,000 Credit Facility in full.  The interest rate as of June 30, 2010 was13.5%.

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

As amended (see “ComVest Loan Agreement” above), the Term Note is repayable in 10 equal monthly installments of approximately $208,333, payable on first day of each calendar month commencing  February 1, 2010 through November 1, 2010, with the balance of $2,708,333 due on November 30, 2010.

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

The principal and interest payable on the Term Note is convertible into shares of the Company’s common stock at the option of ComVest.  In addition, the Company may require conversion of the principal and interest under certain circumstances.   The initial conversion price was $1.50 per share.   The number of shares issuable upon conversion of the Term Note (the “Conversion Shares”), and/or the conversion price, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of Conversion Shares, and/or the conversion price may be adjusted in the event of certain sales or issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Term Note is outstanding, at an effective price per share which is less than the then-effective conversion price of the Term Note (see Note 1).

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

The expenses of the Loan Agreement were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were allocated between debt issuance costs and debt discount. The debt issuance costs of $478,000 were recorded on the date of entering into the agreement in other assets in the accompanying consolidated balance sheets and are being amortized and charged to interest expense over the term of the loan using the effective interest method. The balance of the debt issuance costs was approximately $7,000 as of June 30, 2010 and is included in Other assets in the accompanying consolidated balance sheet.  Amortization of the issuance costs was approximately $129,000 for the year ended June 30, 2010,  and  $246,000  for  the  year  ended  June 30, 2009,  respectively.  A  debt discount of $163,000 was recorded in the consolidated balance sheet on the date of entering into the agreement as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method. The Company also issued warrants to ComVest to purchase shares of the Company’s Common Stock (see below). The relative fair value of these warrants was approximately $868,000 and recorded in the debt discount. Additionally, due to the adoption of the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock, effective July 1, 2009, the Company recorded an additional $310,000 of debt discount as if incurred on the date of the agreement (see Note 2).  The balance of the debt discount is approximately $71,000 as of June 30, 2010.

Warrants. In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s Common Stock, exercisable after the Closing Date and expiring December 31, 2013: a) Warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.3125 per share; b) Warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.39 per share subsequently repriced to $0.11 per share; and c) Warrant to purchase 2,083,333 shares of common stock at an exercise price of $0.3625 per share subsequently repriced to $0.3595 per share; (each, a “Warrant”) (the 5,083,333 shares collectively issuable upon exercise of the Warrants are referred to herein as the “Warrant Shares”). The relative fair value of the Warrants at the time of the issuance was  $868,000 using a Black Scholes valuation model and also contains a cashless exercise feature. The warrant valuation was computed using a 3.5% risk-free interest rate, a 99% volatility and a six-year life. The value of the Warrants is included in debt discount, is recorded in the consolidated balance sheet as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method.

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

The Company issued additional warrants to purchase 250,000 shares of common stock as compensation for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $42,000 using a Black Sholes valuation model and are included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a six-year life.

Amortization of debt discount was $384,000 and amortization of debt issuance costs was $130,000 for the year ended June 30, 2010. Amortization of debt discount was $453,000 and amortization of debt issuance costs was $246,000 for the year ended June 30, 2009. The unamortized balance of the debt discount related to the warrants was $54,000 and  $257,000 as of June 30, 2010 and 2009, respectively.  The unamortized balance of the debt issuance cost was $0 and $48,000 for June 30, 2010 and 2009, respectively. The unamortized balance of the discount related to the conversion feature was $17,000 and $0 for June 30, 2010 and 2009, respectively.

Homann Note

The Company repaid the note payable to Homann Tire LTD (“Homann”) during the year ended June 30, 2010.  This note in the principal amount of $125,000, with interest at 8% per annum, had an initial maturity date of April 29, 2009. The terms of the note included interest only payments of $833 per month. A principal payment of $25,000 was made in April 2007. The remaining balance of $125,000 was payable in April 2009.   On April 3, 2009, the Company amended the payment terms and agreed to repay the note in six monthly installments of $21,450 which included interest at 10%.  The amendment did not meet the requirements of a Modification or Exchange of Debt Instruments, therefore no adjustment to the financial statements was required. The final payment was made in September 2009.

McKenna Note

The Company had issued an unsecured note payable to Mr. A. McKenna in the original amount of $825,000 with interest at 8% per annum  The note was initially due in July 2009, and was payable in 24 monthly installments of $37,313 including interest. In February 2009, the Company orally advised Mr. McKenna that it would reduce the monthly payment to $18,650 per month, but there was no written amendment to the note between the Company and Mr. McKenna.  Since February 2009, the note holder accepted the reduced monthly payments, and did not notify the Company of any violations of the terms and conditions of the payment agreement.  The Company repaid the note in full during the year ended June 30, 2010.

Secured Notes

The Company has secured notes with unrelated parties totaling $243,000 payable over 12 to 48 months with monthly payments of $4,137 and quarterly payments of $6,278 which will mature through 2014.  The notes bear interest rates of 5.49% to 9.54% and are secured by leasehold improvements and equipment with a carrying value of $332,000.

NOTE 7. INCOME TAXES

The Company is subject to taxation in the US, UK and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the US and state tax authorities due to the carry forward of unutilized net operating losses.

At June 30, 2010, the Company had net US deferred tax assets of $914,000. Due to uncertainties surrounding the Company’s ability to generate future US taxable income to realize these assets, a full valuation allowance has been established to offset the net US deferred tax asset. Additionally, the future utilization of the Company’s Federal and California net operating loss credit carry forwards (“NOLs”) to offset future taxable income maybe subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not formally analyzed any NOLs from the acquired subsidiaries to determine the maximum potential future tax benefit that might be available, nor has it performed a Section 382 analysis to determine the limitation of the NOLs. During the year ended June 30, 2010, the Company estimated the amount of NOLs that would be allowed had a Section 382 analysis been performed, which resulted in an increase in the NOLs of $9.3 million and a corresponding increase in its valuation allowance as future realizability is uncertain. The Company will adjust its net operating losses to account for any material differences arising between the estimated amount and the amount determined pursuant to the study.  When a formal analysis is finalized, the Company plans to update its unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s tax provision.

At June 30, 2010, the Company had Federal income tax NOLs of approximately $23.9 million and a California income tax NOL of approximately $10.2 million since the date ADNW acquired the subsidiaries. The Federal and California NOLs expire at various dates through 2030 and 2020, respectively, unless previously utilized. At June 30, 2010, the Company had UK income tax NOLs of approximately $1.0 million that can be carried forward indefinitely until utilized.

The change in the valuation allowance is primarily attributable to the removal of the deferred tax assets related to the NOLs, offset by the change in the current year net deferred tax assets.

The provision for income taxes consists of the following for the years ended June 30, 2010 and 2009:

	US Federal	US State	UK Corporate	Total
2010
Current	$-	$-	$694,000	694,000
Deferred	-	-	-	-
Total	$-	$-	$694,000	694,000

2009
Current	$-	$-	$386,000	386,000
Deferred	-	-	-	-
Total	$-	$-	$386,000	386,000

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets consist of the following at June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Deferred tax assets:

Net operating loss carry-forwards	$8,378,000	$3,729,000
Unrealized loss on available-for-sale securities	1,889,000	1,889,000
Deferred revenue	151,000	145,000
Reserves and accruals	128,000	124,000
Deferred rent	44,000	-
Derivative liabilities	116,000	-
Total deferred tax assets	10,706,000	5,887,000

Deferred tax liabilities:
Other acquired amortizable intangibles	(1,103,000)	(1,426,000)
Software development costs	(461,000)	(482,000)
Depreciation and amortization	(86,000)	(116,000)
State taxes	-	-)
Total deferred tax liabilities	(1,650,000)	(2,024,000)

Valuation allowance	(9,698,000)	(4,743,000)
Net deferred tax liabilities	$(642,000)	$(880,000)

The provision (benefit) for income taxes for the years ended June 30, 2010 and 2009 differs from the amount computed by applying the US federal income tax rates to net loss from continuing operations before taxes as a result of the following:

	June 30,
	2010	2009
Taxes at statutory rates applied to loss from continuing operations before taxes	$23,000	$(2,460,000)
State taxes, net of federal effect	1,000	(462,000)
Non-deductible goodwill impairment	-	340,000
Other net	(20,000)	82,000
Increase in acquired net operating losses	(4,057,000)	-
Differential in UK corporate tax rate	(208,000)	(103,000)
Change in valuation allowance	4,955,000	2,989,000
Total adjustments	671,000	2,846,000
Provision for income taxes	$694,000	386,000

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

(1)
On August 1, 2007, the Company and Mr. McKenna entered into an agreement that settled all outstanding actions by Mr. McKenna against the Company and its subsidiaries related to the initial action against CarParts Technologies, Inc., which is now known as ASNA. Pursuant to the settlement, the Company paid Mr. McKenna $2,000,000 in cash, issued him an 8% promissory note in the principal amount of $825,000, which is payable over 24 months, and issued Mr. McKenna 1,718,750 shares of the Company’s Common Stock, which represented $825,000 at a value of $0.48 per share (the closing price of the Company’s Common Stock on the date of settlement). Mr. McKenna was also entitled to warrants to purchase an equivalent number of shares of Common Stock at the same price. Upon entering this agreement all parties agreed to withdraw all existing litigation and claims. The Company finalized its agreement with McKenna on December 6, 2007 and revised its litigation accrual to $3,650,000 to reflect the settlement. The shares were issued in August 2007.  In November 2007,  the Company amended the settlement agreement and issued 1,718,750 warrants to purchase Common Stock for $0.48 per share. The warrants were issued to replace the Common Stock included in the settlement agreement. In February 2009, the Company orally advised Mr. McKenna that it would reduce the monthly payment on the note to $18,650 per month from $37,313 per month. Such amendment was not memorialized in writing, Since February 2009, Mr. McKenna accepted the reduced monthly payments, and has not notified the Company of any violations of the terms and conditions of the payment agreement.  The Company repaid the note in full during the three month period ended March 31, 2010 (see Note 9).

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

On February 17, 2010, Mr. Blumenthal commenced a civil action against the Company, certain subsidiaries, and current and former officers and directors of the Company.   The Company has previously recorded a liability for $817,000 and recorded an additional expense of $513,000 in the quarter ending March 31, 2010. On April 16, 2010, the Company settled the litigation with Mr. Blumenthal for $1,250,000. On April 19, 2010, the Company paid Mr. Blumenthal $350,000 as partial payment of the settlement amount.  The balance of the settlement amount is payable through November 2012 in equal monthly payments of $31,750, which includes interest at 7%. In the event the Company defaults in payment, Mr. Blumenthal may elect to reinstitute the original litigation. Of the remaining balance due Blumenthal of $851,000, $326,000 is included in the “Current portion of settlement liability” and $525,000 is included “Settlement liability,, net of current portion”.

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

The Company has agreed to indemnify ComVest and its directors, officers, employees, attorneys and agents against, and to hold ComVest and such persons harmless from, any and all losses, claims, damages and liabilities and related expenses, including reasonable counsel fees and expenses, they may incur, arising out of, related to, or as a result of, certain transactions or events in connection with the Loan Agreement (See Note 6).

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through October 2028. Terms of the leases provide for monthly payments ranging from $500 to $15,300. For the years ended June 30, 2010 and 2009, the Company incurred rent expense totaling approximately $459,000 and $586,000, respectively. Future annual minimum payments under non-cancelable operating leases are as follows:

Years Ending June 30,
2011	$459,000
2012	375,000
2013	349,000
2014	344,000
2015	326,000
Thereafter	2,535,000
$4,388,000

Employment Agreements

On July 13, 2010, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved employment agreements, including a bonus plan, with each of Michael Jamieson, the Company’s President and Chief Executive Officer and Charles F. Trapp, the Company’s Executive Vice President and Chief Financial Officer.  Such employments agreements and bonus plans were entered into as of July 1, 2010 (the “Effective Date”), the first day of our 2011 fiscal year.

Michael Jamieson Employment Agreement

The Employment Agreement with Mr. Jamieson (the “Jamieson Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Jamieson or the Company. Mr. Jamieson will receive an annual base salary of 150,000 GBP (approximately US$225,000), payable in British Pounds Sterling.

Mr. Jamieson is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by our Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2011 with respect to Mr. Jamieson’s potential incentive bonus for fiscal 2011.

In addition, Mr. Jamieson is entitled to participate in all of the Company’s benefit plans and our equity-based compensation plans, which currently consists of the Company’s LTIP. Pursuant to the Jamieson Agreement, Mr. Jamieson is to be awarded 500,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant.

The Jamieson Agreement also entitles Mr. Jamieson to be granted options to purchase 2,109,375 shares of the Company’s common stock under the LTIP (the “Option Grant”). These options will vest on the third anniversary of the grant date, at a strike price of $0.08 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant will vest. Results between these established parameters will be interpolated.  The Option Grant will vest immediately upon a Change of Control.

The Jamieson Agreement provides that in the event Mr. Jamieson’s employment is terminated by the Company other than for Cause or Disability, or Mr. Jamieson shall terminate his employment for Good Reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary. In addition, under such circumstances, all of Mr. Jamieson’s stock appreciation rights and restricted stock will immediately vest and all vested stock options and stock appreciation rights shall be payable in shares of our common stock.

Charles F. Trapp Employment Agreement

The Employment Agreement with Mr. Trapp (the “Trapp Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Trapp or the Company. Mr. Trapp will receive an annual base salary of $195,000, payable in U.S. dollars. Mr. Trapp is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2011, with respect to Mr. Trapp’s potential incentive bonus for fiscal 2011.

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP. Pursuant to the Trapp Agreement, Mr. Trapp is to be awarded 200,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant.

The Trapp Agreement also entitles Mr. Trapp to be granted options to purchase 1,828,125 shares of the Company’s common stock under the LTIP (the “Option Grant”). These options will vest on the third anniversary of the grant date, at a strike price of $0.08 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant will vest.  Results between these established parameters will be interpolated.  The Option Grant will vest immediately upon a Change of Control.

The Trapp Agreement provides that in the event Mr. Trapp’s employment is terminated by the Company other than for Cause or Disability, or Mr. Trapp shall terminate his employment for Good Reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary. In addition, under such circumstances,   all  of  Mr. Trapp’s  stock  appreciation  rights  and  restricted  stock  will immediately vest and all vested stock options and stock appreciation rights shall be payable in shares of the Company’s common stock.

NOTE 9. STOCKHOLDERS’ EQUITY

Transactions with ADNW Common Stock.

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

Stock Awards and Grants.

During the quarter ended September 30, 2008, the Company approved the issuance of 483,000 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP.  The shares will be issued over a three year period.  On October 6, 2008, the Company issued 47,890 shares of these awards, which were valued at $7,184.  On January 6, 2009, the Company issued 31,955 shares of these awards, which were valued at $2,876. On April 6, 2009, the Company issued 34,639 shares of these awards, which were valued at $1,386. On July 6, 2009, the Company issued 36,537 shares of these awards, which were valued at $4,349. On October 6, 2009, the Company issued 38,621 shares of these awards, which were valued at $3,862. On January 6, 2010, the Company issued 38,621 shares of these awards, which were valued at $2,703. On April 6, 2010, the Company issued 38,621 shares of these awards, which were valued at $2,897.

On October 6, 2008, the Company issued 35,000 shares of common stock to a director, which were valued at $8,750.

On May 13, 2009, the Company issued 1,615,370 shares of common stock to certain directors and officers in lieu of deferred fees and salaries, which were valued at the $56,538.

On June 30, 2009, the Company issued 171,875 shares of common stock to certain directors and employees in lieu of salaries, which were valued at the $17,188.

On June 30, 2009, the Company issued 2,000,000 shares of common stock to certain employees in lieu of salaries, which were valued at  $200,000.

During the quarter ended September 30, 2009, the Company approved the issuance of 1,156,818 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP.  The shares will be issued over a three year period.  On October 6, 2009, the Company issued 86,644 shares of these awards, which were valued at $8,664, based on the closing market price of the Company’s common stock.  On January 6, 2010, the Company issued 78,144 shares of these awards, which were valued at $5,470, based on the closing market price of the Company’s common stock. On April 6, 2010, the Company issued 83,644 shares of these awards, which were valued at $6,273, based on the closing market price of the Company’s common stock.

On September 30, 2009, the Company issued 149,125 shares of common stock to certain directors in lieu of fees, which were valued at the $14,912, based on the closing market price of the Company’s common stock.

On January 4, 2010, the Company issued 152,679 shares of common stock to certain directors in lieu of cash compensation fees, which were valued at approximately $11,000, based on the closing market price.

On April 6, 2010, the Company issued 186,407 shares of common stock to certain directors in lieu of cash compensation fees, which were valued at approximately $14,900, based on the closing market price.

On May 13, 2008, the Compensation Committee of the Board of Directors of the Company approved restricted stock awards of an aggregate of 2,985,000 shares of its common stock to certain employees, a corporate officer and three outside directors in respect of services previously rendered. The shares vest as follows: 34% of the shares vest immediately on the date of grant. The remaining 66% of the shares will vest in three equal installments on each of the first, second and third anniversaries of the grant date. An aggregate of 994,500 shares were fully vested and issued on the date of grant.   The Company did not receive any consideration for these grants and recorded an expense of $99,450 based on the market price of the Company’s common stock on the date of issuance  On May 13, 2009, 514,500 additional shares vested and were issued.  The Company did not receive any consideration for the issuance of these shares, recorded an expense of $18,008 based on the market price on the date of issuance. On May 13, 2010, 511,500 additional shares vested and were issued.  The Company did not receive any consideration for the issuance of these shares, and recorded an expense of $51,150 based on the market price on the date of issuance.

On December 31, 2009, the Company issued 700,000 warrants exercisable at $0.08 per share in settlement of a contract.  The estimated fair value of the warrants was $36,000 using the Black-Scholes valuation model and also contains a net share cashless exercise feature.  The warrant valuation was computed using a 2.65% risk-free interest rate, a 146.7% volatility and a four-year life. The value of the warrants is included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

Warrants:

At June 30, 2010, the Company has the following warrants outstanding:

Issuance of warrants in connection with the ComVest Loan Agreement (see Note 6):
ComVest	5,083,333
Other	250,000
5,333,333
Issuance of warrants to a service provider (valued at $27,000)	155,549
Issuance of warrants in McKenna settlement	3,437,500
Issuance of warrants to investors in private placement	5,208,337
Issuance of warrants Commonwealth in settlement for services offered (see above)	700,000
Issuance of warrants Commonwealth in private placement (see above)	1,000,000
Issuance of warrants to placement agent in private placement	260,417
Issuance of warrants to Lewis Global Funds	6,402,999
Total issued	22,498,135

The outstanding warrants are all exercisable, have an exercise price ranging from $0.08 to $1.00 andremaining life of 1.6 years to 3.9  years. The weighted average exercise price is $0.68 per share and the weighted remaining life is 3.2  years.

NOTE 10. SUBSEQUENT EVENTS

 On July 6, 2010, the Company issued 214,844 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $17,000.

On July 7, 2010, the Company issued 126,692 shares of common stock to certain directors, which were valued at approximately $10,000.

On July 13, 2010, the Compensation Committee of the Board of Directors approved employment agreements, including a bonus plan, with each of Michael Jamieson, our President and Chief Executive Officer and Charles F. Trapp, our Executive Vice President and Chief Financial Officer.  Such employments agreements and bonus plans were entered into as of July 1, 2010 (the “Effective Date”), the first day of our 2011 fiscal year (see note 8).

On July 16, 2010, the Company issued 655,769 shares of common stock to certain officers in lieu of compensation, which were valued at approximately $52,000.

On July 20, 2010 the Company completed an exchange of 1,792,662 Series A Preferred Shares for 11,652,301 warrants excisable at $1.00 and expiring July 2, 2013 through April 24, 2014. The Company recorded an expense of $143,400 in July 2010.

On September 14, 2010, the Securities and Exchange Commission declared effective a Form S-1 registration statement filed by the Company to register 51,516,111 shares of common stock pursuant to a Rights Offering.  If all the Rights are subscribed (assuming no exercise of the oversubscription privilege) the gross proceeds to the Company will be approximately $3,300,000.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

10.1
Share Sale Agreement relating to EXP Dealer Software Limited dated August 4, 2006 among Auto Data Network, Inc., MAM Software Group, Inc. and MAM Software Dealer Software Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2006).

10.2
Share Sale Agreement relating to Dealer Software and Services Limited dated February 1, 2007 between MAM Software Group, Inc. and Auto Data Network, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007).

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

10.7
Share Sale Agreement, dated November 12, 2007, between EU Web Services, Ltd., as Purchaser, MAM Software Group, Inc., as Vendor, and EXP Dealer Software Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed November 16, 2007)

10.8
Revolving Credit and Term Loan Agreement dated as of December 21, 2007, by and between ComVest Capital LLC, as Lender, and MAM Software Group, Inc., as Borrower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2007).

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

10.11
Collateral Agreement dated as of December 21, 2007 by and among MAM Software Group, Inc., Aftersoft Network, N.A. Inc., MAM Software Ltd., MAM Software Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., and ComVest Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.12
Guaranty Agreement dated December 21, 2007 by Aftersoft Network, N.A. Inc., MAM Software Ltd., MAM Software Group (UK) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., in favor of ComVest Capital LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.13	Form of Validity Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.14
Warrant, dated as of December 21, 2007, to Purchase 1,000,000 Shares of Common Stock of MAM Software Group, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.15
Warrant, dated as of December 21, 2007, to purchase 2,000,000 Shares of Common Stock of MAM Software Group, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.16
Warrant, dated as of December 21, 2007, to purchase 2,083,333 Shares of Common Stock of MAM Software Group, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.17
Registration Rights Agreement dated as of December 21, 2007 by MAM Software Group, Inc. for the benefit of the holders (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 31, 2007).

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