Form 10-Q
period 2010-09-30
MAM SOFTWARE GROUP, INC.
filed 2010-11-01
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

The registrant has 137,910,887 shares of common stock outstanding as of November 1, 2010.

PART I—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Software” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “ASNA” refers to Aftersoft Network N.A., Inc. and its operating subsidiaries;(iv) the term “EXP” refers to EXP Dealer Software Limited; and (v) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc.

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Balance Sheets
(In   thousands,   except   share   and   per   share   data)

	September 30,	June 30,
	2010	2010
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$847	$1,196
Accounts receivable, net of allowance of $128 and $192	2,991	2,520
Inventories	297	366
Prepaid expenses and other current assets	643	371
Total Current Assets	4,778	4,453

Property and Equipment, net	840	856

Other Assets
Goodwill	9,242	8,924
Amortizable intangible assets, net	2,621	2,757
Software development costs, net	1,508	1,520
Other long-term assets	42	49
TOTAL ASSETS	$19,031	$18,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,208	$1,551
Accrued expenses and other	2,627	1,758
Payroll and other taxes	330	364
Current portion of settlement liability	332	326
Derivative liabilities	343	291
Current portion of long-term debt	3,042	5,000
Current portion of deferred revenue	412	641
Sales tax payable	703	598
Income tax payable	810	659
Total Current Liabilities	9,807	11,188

Long-Term Liabilities
Deferred revenue, net of current portion	225	345
Deferred income taxes	510	642
Settlement liability, net of current portion	440	525
Long-term debt, net of current portion	1,518	168
Other	348	359
Total Liabilities	12,848	13,227

Commitments and contingencies

Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, 1,792,662 and 0 issued and outstanding, respectively	–	–
Common stock: Par value $0.0001 per share; 150,000,000 shares authorized, 85,860,185 and 84,862,880 shares issued and outstanding, respectively	9	8
Additional paid-in capital	29,582	29,503
Accumulated other comprehensive loss	(434)	(768)
Accumulated deficit	(22,974)	(23,411)
Total Stockholders' Equity	6,183	5,332
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,031	$18,559

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009

Revenues	$6,602	$6,212
Cost of revenues	2,995	2,947
Gross Profit	3,607	3,265

Operating Expenses
Research and development	819	844
Sales and marketing	618	644
General and administrative	696	905
Depreciation and amortization	268	282
Total Operating Expenses	2,401	2,675

Operating Income	1,206	590

Other Income (Expense)
Interest expense	(417)	(378)
Gain on settlement of liability	-	50
Change in fair value of derivative liabilities	(52)	38
Total other expense, net	(469)	(290)

Income before provision for income taxes	737	300

Provision for income taxes	300	220

Net income	437	80

Foreign currency translation gain	334	126
Total comprehensive income	$771	$206
Income per share attributed to common stockholders: basic and diluted
Basic	$$0.01	$-
Diluted	$$0.01	$-
Weighted average shares outstanding:
Basic	85,712,429	83,496,491
Diluted	85,712,429	83,496,491

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009
Cash flows from operating activities :
Net income	$437	$80
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	22	-
Depreciation and amortization	268	282
Debt discount and debt issuance cost amortization	57	120
Gain on settlement of liability	-	(50)
Deferred income taxes	(132)	(34)
Change in fair value of derivative liabilities	52	(38)
Fair value of stock issued for services	80	20
Changes in assets and liabilities:
Accounts receivable	(385)	(1,101)
Inventories	85	(42)
Prepaid expenses and other assets	(252)	72
Accounts payable	(391)	570
Payroll and other taxes payable	(54)	(84)
Deferred revenue	(371)	(292)
Accrued expenses and other liabilities	907	(604)
Net cash provided by (used in) operating activities	323	(1,101)

Cash flows from investing activities :
Purchase of property and equipment	(5)	(32)
Capitalized software development costs	(14)	(32)
Net cash used in investing activities	(19)	(64)

Cash Flows from financing activities :
Payments on long-term debt	(676)	(109)
Net cash provided by (used in) financing activities	(676)	(109)

Effect of exchange rate changes	23	440
Net decrease in cash and cash equivalents	(349)	(834)

Cash and cash equivalents at beginning of period	1,196	1,663
Cash and cash equivalents at end of period	$847	$829

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009

Supplemental disclosures of cash flow information
Cash paid during the period for :
Interest	$286	$205
Income taxes	$285	$115

Cumulative effect to debt discount to due an adoption of accounting standard	$-	$310

Cumulative effect to retained earnings due to an adoption of accounting standard	$-	$461

Cumulative effect to additional paid-in-capital due to an adoption of accounting standard	$-	$868

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTE 1.  MANAGEMENT’S REPRESENTATIONS

The condensed consolidated financial statements included herein have been prepared by MAM Software Group, Inc., formerly known as Aftersoft Group, Inc. (“MAM” or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the SEC on September 15, 2010.   The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2.  BASIS OF PRESENTATION

MAM is a former subsidiary of Auto Data Network, Inc. (“ADNW”), a publicly traded company, the stock of which is currently traded on the pink sheets under the symbol ADNW.PK. On November 24, 2008, ADNW distributed a dividend of the 71,250,000 shares of MAM common stock that ADNW owned at such time in order to complete the previously announced spin-off of MAM’s businesses.

MAM is a leading provider of business and supply chain management content and e-commerce solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Barnsley, United Kingdom (“U.K.”) and Aftersoft Network, NA, Inc., (“ASNA”) has offices in the United States (“U.S.”) in Dana Point, California and Allentown, Pennsylvania.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Reclassifications

Certain amounts in the June 30, 2010 consolidated financial statements have been reclassified to conform to the current year presentations.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2010 and June 30, 2010, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the United States, the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

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

No customer accounted for more than 10% of the Company’s accounts receivable at September 30, 2010 and June 30, 2010 or revenues during the three month periods ended September 30, 2010 and 2009.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K.  For customers headquartered in their respective countries, the Company derived 21% of its revenues from the U.S., 3% from Canada and 76% from its U.K. operations during the three months ended September 30, 2010, compared to 28% from the U.S., 1% from Canada and 71% from the U.K. for the three months ended September 30, 2009. At September 30, 2010, the Company maintained 64% of its net property and equipment in the U.K. and the remaining 36% in the U.S.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

At June 30, 2010, the Company maintained 62% of its net property and equipment in the U.K. with the remaining 38% in the U.S.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the realizability of inventories, the fair value of investments in available-for-sale securities, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets, the valuation of derivative liabilities, and the estimated value of warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

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

Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

-	Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities.
-
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

-
Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

Available-for-Sale Securities

Management determines the appropriate classification of its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income (loss), net of tax. At September 30, 2010 and June 30, 2010, investments consist of corporate stock with a carrying value of $0.  During the year ended June 30, 2009 the Company wrote down its investment in available-for-sale securities to $0, which is now the Company’s new cost basis in the securities.  The Company will not recognize any gain or loss on the securities unless they are sold.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statement of operations. Depreciation and amortization expense was $46,000 and $50,000 for the three months ended September 30, 2010 and 2009, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established.  Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of: the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenues for that product: and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded loss of the Company. Amortization expense was $44,000 and $51,000 for the three months ended September 30, 2010 and 2009, respectively.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $178,000 and $181,000 for the three months ended September 30, 2010 and 2009, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not to be amortized but rather are tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of September 30, 2010, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the three months ended September 30, 2010, goodwill activity was as follows:

Balance, July 1, 2010	$8,924,000
Effect of exchange rate changes	318,000
Balance, September 30, 2010	$9,242,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2010, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Stock-Based Compensation

For valuing stock options awards, the Company has elected to use the Black-Scholes Merton valuation model.  For the expected term, the Company has historically used a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant U.S. Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.

On June 12, 2008, the Company’s shareholders approved the MAM Software Group Inc. 2007 Long-Term Stock Incentive Plan (the “LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in Fiscal 2010 and to management and board members in Fiscal 2011 under this plan (see Note 7).

Revenue Recognition

Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectability is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

The Company accounts for delivered elements in accordance with the selling price when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying condensed consolidated balance sheets.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the term of the service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2010 and 2009, advertising expense totaled $19,000 and $28,000, respectively.

Gain on Extinguishment of Liability for Services

The Company had realized $50,000 of income from a settlement with a creditor for the three months ended September 30, 2009, which is included in Other Income.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. The translation gain adjustment totaled $334,000 and $126,000 for the three months ended September 30, 2010 and 2009, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended September 30, 2010 and 2009, the components of comprehensive income consist of changes in foreign currency translation gains.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's consolidated balance sheets at September 30, 2010 and June 30, 2010, and has not recognized interest and/or penalties in the consolidated statements of income for the three months ended September 30, 2010.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share includes the effect of potential shares outstanding including dilutive stock options and warrants, using the treasury stock method and shares issuable upon conversion of debt. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.  For the three months ended September 30, 2010, there were no dilutive shares and a total of 10,845,834 common stock purchase warrants and debt convertible into 2,257,745 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. For the three months ended September 30, 2009 a total of 21,798,135 common stock purchase warrants and debt convertible into 3,361,345 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

Derivative Liabilities

The Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock.  The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of the adoption, 5,083,333 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an average exercise price of $0.21 and expiration dates of December 31, 2013. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and recorded the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in December 2007. On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $868,000 to derivative liabilities, increased the debt discount and derivative liabilities by a gross amount of approximately $310,000, decreased accumulated deficit by approximately $619,000 for the change in fair value of derivative liabilities for the period from December 2007 through June 30, 2009 and increased accumulated deficit by approximately $158,000 for additional amortization of debt discount for the period from December 2007 through June 30, 2009. The fair value of the common stock purchase warrants was $343,000 and the embedded conversion feature was $0 on September 30, 2010.  The fair value of the common stock purchase warrants was $291,000 and the embedded conversion feature was $0 on June 30, 2010.  The total value of these derivative liabilities decreased from $559,000 to $521,000 for the period ended September 30, 2009. As such, the Company recognized approximately $38,000 of gain from the change in fair value of the derivative liabilities for the three months ended September 30, 2010.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

All future changes in the fair value of these warrants and embedded conversion features will be recognized in earnings until such time as the warrants are exercised or expire and the debt is converted to common stock or repaid. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes Merton option pricing model using the following assumptions:

	September 30,	June 30,
	2010	2010
Annual dividend yield	0.0%	0.0%
Average expected life (years)	0.17 - 3.25	0.42 – 3.50
Risk-free interest rate	0.16%-0.63%	0.39%-2.65%
Expected volatility	87%-149%	82% - 137%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free rate is based on the U.S. Treasury rate that corresponds to the expected term of the warrants and conversion feature.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Level 1	Level 2	Level 3	Total
Fair value of warrants	$-	$-	$343,000	$343,000

Total	$-	$-	$343,000	$343,000

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of June 30, 2010	$291,000
Change in fair value	52,000
Balance as of September 30, 2010	$343,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended September 30, 2010.

NOTE 3.  TRANSACTIONS WITH FORMER PARENT COMPANY

On November 24, 2008, ADNW distributed a dividend of the 71,250,000 shares of the Company’s common stock that ADNW owned at such time in order to complete the spin-off of then-Aftersoft’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.6864782 shares of the Company’s common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of the Company’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, the Company is no longer a subsidiary of ADNW.

ADNW attempted to settle an old outstanding obligation of ADNW of $775,000 with Mr. Arthur Blumenthal (see Note 6) for 4,400,000 shares of ADNW common stock. The value of the shares declined and Mr. Blumenthal elected not to accept the ADNW shares as full compensation, and later demanded that the Company settle ADNW’s liability with additional or different consideration. In April 2008, the Company accepted the 4,400,000 shares from ADNW valued at $484,000 in exchange for attempting to settle ADNW’s liability. The difference between the value of the ADNW shares and the amount of ADNW’s initial obligation of $291,000 was recorded as general and administrative expense in the consolidated statement of operations during such period.  In February 2010, Mr. Blumenthal commenced a civil action against the Company and on April 2010, a settlement agreement was entered into with respect to such civil action (See Note 6).

During the year ended June 30, 2009, the Company liquidated 5,231,622 common shares of ADNW for net proceeds of $842,000, and issued 2,000,000 common shares of ADNW in settlement of ADNW obligations. As a result of the Company’s ownership of certain ADNW securities, the Company received approximately 13,965,295 shares of its own common stock in connection with the spin-off dividend distribution.  On December 31, 2008, the Company retired 13,722,112 of the shares. The remaining 243,183 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

As a result of the above transactions, the Company no longer owns any shares of ADNW stock as of September 30, 2010.

NOTE 4.  INVESTMENT IN AVAILABLE -FOR-SALE SECURITIES

The Company received a total of 4,433,284 shares of First London PLC (formerly First London Securities), from the sale of EXP Dealer Software Limited ("EXP"). The shares had been listed for trading on the London Plus Exchange but effective September 30, 2009, the shares were delisted.

Because trading in the shares of First London PLC has been halted, the Company determined that it no longer could value the securities using Level 2, but required a Level 3 classification. Fair value measurements using Level 3 inputs in the table above relate to the Company's investments in available-for-sale securities, which are based on the Company's inability to obtain current financial statements and the fact that trading in the shares of First London PLC has been halted.

NOTE 5.  LONG -TERM DEBT

Long-term debt consists of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
	(unaudited)
ComVest term loan, net of debt discount of $21,000 and $71,000	$3,312,000	$3,912,000
ComVest revolver	1,000,000	1,000,000
Secured notes	235,000	243,000
Other notes	13,000	13,000
	4,560,000	5,168,000
Less current portion (a)	(3,042,000)	(5,000,000)
Long term portion	$1,518,000	$168,000

(a)
The Company has classified $1,362,000 of the ComVest debt that was repaid in October 2010 as non-current, as this is the amount of the ComVest debt that was refinanced with the $2,076,000 term loan from HSBC Bank plc to long term debt, net of current portion based on the repayment terms (see Note 8) and does not become due until after September 30, 2011.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

As of June 30, 2010, the Company did not meet the required EBIDA Ratio of 1.25:1 as required by the amended Loan Agreement. The Company’s failure to maintain this ratio constitutes an event of default under the terms of the Loan Agreement. Under the terms of the Loan Agreement, if any event of default occurs, the full principal amount of the Note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at ComVest’s election, immediately due and payable in cash. On September 8, 2010, the Company entered into a “Forbearance Agreement” with ComVest.  Under the Forbearance Agreement ComVest agreed to forbear the exercise of its rights and remedies under the Loan Agreement until November 30, 2010.  The Company made a nonrefundable payment to ComVest of $50,000 upon the execution and delivery of the fee and agreed to make an additional payment of $75,000 by the earlier of November 30, 2010 or the Company’s payment in full of its obligation to ComVest.  The above-mentioned fees are included in interest expense in the condensed consolidated statement of income as of September 30, 2010.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Credit Facility and Revolving Credit Note. Pursuant to the terms of the Loan Agreement, the Credit Facility became available on December 21, 2007 (the “Closing Date”), and the initial maturity date was November 30, 2009.  The Company had the option of extending the maturity date of the Credit Facility for one additional year, through November 30, 2010 upon written notice to ComVest provided that no default or event of default had occurred and was continuing at that time, and provided that the maturity date of the Credit Facility had not been accelerated due to prepayment in full of the Term Loan. On September 9, 2009 the Company notified ComVest of its election to extend the maturity date of the credit facility to November 30, 2010.

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

At September 30, 2010, the Company had drawn down the $1,000,000 Credit Facility in full.  The interest rate as of September 30, 2010 was 13.5%.

Term Loan and Convertible Term Note. Pursuant to the terms of the Loan Agreement, ComVest extended to the Company a Term Loan in the principal amount of $5,000,000, on the Closing Date. The Term Loan is a one-time loan, and unlike the Credit Facility, the principal amount is not available for re-borrowing.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The Term Loan is evidenced by a Convertible Term Note (the “Term Note”) issued by the Company on the Closing Date, and payable to ComVest in the principal amount of $5,000,000. The Term Note bears interest at a rate of eleven percent (11%) per annum, except that during the continuance of any event of default, the interest rate was increased to sixteen percent (16%).

As amended (see ”ComVest Loan Agreement” above), the Term Note is repayable in 11 equal monthly installments of approximately $208,333, payable on first day of each calendar month commencing January 1, 2010 through November 1, 2010, with the balance of $2,916,667 due on November 30, 2010.  The Company has the option to prepay the principal balance of the Term Note in whole or in part, at any time, upon 15 days’ prior written notice. The Company will be required to prepay the Term Loan in whole or part under certain circumstances. In the event that the Company prepays all or a portion of the Term Loan, the Company will ordinarily pay a prepayment premium in an amount equal to (i) three percent (3%) of the principal amount being prepaid if such prepayment is made or is required to be made on or prior to the second anniversary of the Closing Date, and (ii) one percent (1%) of the principal amount being prepaid if such prepayment is made or is required to be made subsequent to the second anniversary of the Closing Date.

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

The conversion price for the Term Note was $1.50 and subsequently was reduced to $1.45, as a result of certain anti-dilution protection contained therein following the issuance by the Company of additional shares of common stock and common stock equivalents.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The expenses of the Loan Agreement were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were allocated between debt issuance costs and debt discount. The debt issuance costs of $478,000 were recorded on the date of entering into the agreement in other assets in the accompanying consolidated balance sheets and are being amortized and charged to interest expense over the term of the loan using the effective interest method. The balance of the debt issuance costs was approximately $0 as of September 30, 2010. A debt discount of $163,000 was recorded in the consolidated balance sheet on the date of entering into the agreement as a reduction in the carrying value of the debt, and is being amortized and charged to interest expense over the term of the loan using the effective interest method. The Company also issued warrants to ComVest to purchase shares of the Company’s Common Stock (see below). The relative fair value of these warrants was approximately $868,000 and is recorded in the debt discount. Additionally, due to the adoption of the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock, effective July 1, 2009, the Company recorded an additional $310,000 of debt discount as if incurred on the date of the agreement (see Note 2).  The balance of the debt discount is approximately $21,000 as of September 30, 2010.

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

The number of shares issuable upon exercise of the Warrants, and/or the applicable exercise prices, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of shares issuable upon exercise of the Warrant Shares, and/or the applicable exercise prices may be adjusted in the event of certain issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Warrants are outstanding, at an effective price per share which is less than the then-effective exercise prices of the Warrants. Subsequently, the exercise price of the warrants were reduced as a result of certain anti-dilution protection contained therein following the issuance by the Company of additional shares of common stock and common stock equivalents.

The Company also granted certain registration rights and piggyback registration rights to the holder(s) of the securities underlying the Term Note and Warrants.  The registration for the sales of the securities underlying the Term Note and Warrants was declared effective by the Securities and Exchange Commission on May 1, 2009.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The Company issued warrants to purchase 250,000 shares of common stock as compensation to a consultant for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $42,000 using a Black-Scholes valuation model and are included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a six-year life.

Amortization of debt discount was approximately $50,000 and amortization of debt issuance costs was approximately $7,000 for the three months ended September 30, 2010. Amortization of debt discount was $69,000 and amortization of debt issuance costs was $51,000 for the three months ended September 30, 2009.  The unamortized debt discount related to the debt issuance costs, the warrants and the conversion feature was $0, $6, and $15,000, respectively.

The ComVest Term Loan and Revolving Credit Facility were repaid on October 26. 2010. See Note 8.

Secured Notes

The Company has secured notes totaling $235,000 payable over 9 to 45 months with monthly payments of $4,340 and quarterly payments of $6,586 which will mature in 2014.  The notes bear interest rates of 5.49% to 9.54% and are secured by leasehold improvements and equipment with a carrying value of $340,000.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a material adverse effect on the consolidated financial position or results of operations of the Company.

On February 17, 2010, Mr. Arthur Blumenthal, a former shareholder of Anderson BDG, Inc., commenced a civil action against the Company, certain subsidiaries, and current and former officers and directors of the Company.  The Company had previously recorded a liability for $817,000 and recorded an additional expense of $513,000 in the quarter ending March 31, 2010. On April 16, 2010, the Company settled the litigation with Mr. Blumenthal for $1,250,000. On April 19, 2010, the Company paid Mr. Blumenthal $350,000 as partial payment of the settlement amount.  The balance of the settlement amount is payable through November 2012 in equal monthly payments of $31,750, which includes interest at 7%. In the event the Company defaults in payment, Mr. Blumenthal may elect to reinstitute the original litigation. Of the remaining balance due Blumenthal of $772,000, $332,000 is included in the “Current portion of settlement liability” and $440,000 is included “Settlement liability, net of current portion” in the accompanying condensed consolidated financial statements ending September 30, 2010.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities.  In connection with its customers’ contracts the Company indemnifies the customer that the software provided does not violate any U.S. patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

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

NOTE 7.  STOCKHOLDERS’ EQUITY

During the quarter ended September 30, 2008, the Company approved the issuance of 483,000 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP.  The shares will be issued over a three year period.  On July 6, 2009, the Company issued 36,537 shares of common stock to certain directors, which were valued at the $4,349. On April 6, 2010, the Company issued 38,621 shares of these awards, which were valued at $2,897. On July 7, 2010, the Company issued 41,654 shares of these awards, which were valued at $3,332.  The shares are valued at the market value of the shares on the dates issued.

During the quarter ended September 30, 2009, the Company approved the issuance of 1,156,818 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP.  The shares will be issued over a three year period.  On October 6, 2009, the Company issued 86,644 shares of these awards, which were valued at $8,664, based on the closing market price of the Company’s common stock.  On January 6, 2010, the Company issued 78,144 shares of these awards, which were valued at $5,470, based on the closing market price of the Company’s common stock. On April 6, 2010, the Company issued 83,644 shares of these awards, which were valued at $6,273.  On July 7, 2010, the Company issued 85,038 shares of these awards, which were valued at $6,803, based on the closing market price of the Company’s common stock.

On July 6, 2010, the Company issued 214,844 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $17,000, based on the closing market price of the Company’s common stock.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

On July 13, 2010, the Compensation Committee of the Board of Directors approved employment agreements, including a bonus plan, with each of Michael Jamieson, our President and Chief Executive Officer, and Charles F. Trapp, our Executive Vice President and Chief Financial Officer.  Such employment agreements and bonus plans were entered into as of July 1, 2010 (the “Effective Date”), the first day of our 2011 fiscal year (see Note 8).

On July 16, 2010, the Company issued 655,769 shares of common stock to certain officers in lieu of compensation, which were valued at approximately $52,000, based on the closing price of the Company’s common stock.

On July 20, 2010, the Company entered into an agreement with certain warrant holders to exchange 11,652,301 of their warrants for 1,792,662 shares of the Company's Series A Preferred Stock. The agreement provides that the Series A Preferred stock are contingently convertible into shares of the Company's common stock only upon the approval of the Company's shareholders to amend the Company's certificate of incorporation to increase the number of authorized shares. As of the date of this filing, the Company's shareholders have not provided the required approval.

During the quarter ending September 30, 2010, the Company approved the issuance of 1,556,250 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP.  The shares vest over a three-year period.  No shares have been issued as of September 30, 2010 (see Note 8).

NOTE 8.  SUBSEQUENT EVENTS

During the quarter ending September 30, 2008, the Company approved the issuance of 563,000 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan.  The shares vest over a three-year period.  On October 8, 2010, the Company issued 41,654 shares of common stock to certain directors, which were valued at $3,499, the closing market price of the Company’s common stock.

During the quarter ended September 30, 2009, the Company approved the issuance of 1,156,818 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP.  The shares vest over a three-year period.  On October 8, 2010, the Company issued 85,038 shares of common stock to certain directors, which were valued at $7,143, the closing market price of the Company’s common stock.

During the quarter ended September 30, 2010, the Company approved the issuance of 1,556,250 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP.  The shares vest over a three-year period.  On October 8, 2010, the Company issued 116,927 shares of common stock to certain directors, which were valued at the closing market price of the Company’s common stock, $10,894.

On October 8, 2010, the Company issued 190,972 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $17,188 based on the closing market price of the Company’s common stock.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

On October 8, 2010, the Company issued 100,000 shares of common stock to an employee valued at $8,400, based on the closing market price of the Company’s common stock.

On October 15, 2010, the Company closed its Rights Offering and raised $3,330,000. The Rights Offering allowed each shareholder to purchase 0.6 of a share of common stock for $0.065 per share. A total of 51,516,111 shares of common stock were sold.

On October 26, 2010, the Company received a three year term loan from HSBC Bank plc for £1,324,550, or approximately $2,076,000. The loan is repayable in British Pounds at the rate of £38,760 per month including interest of 3.4%, or approximately $62,000. The net proceeds were used to retire the remaining balance of the ComVest Revolving Credit and Term Loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2010 and our other filings with the SEC.

Overview

MAM Software Group, Inc. (“MAM” or the “Company”) is a technology holding company that has two wholly owned subsidiaries based in the U.S., Aftersoft Network, N.A., Inc. (“ASNA”) and MAM Software Inc. (“MAM Inc.”), and one in the U.K., MAM Software Limited (“MAM Ltd.”), which operate independently from one another. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

We believe that the largest single issue facing the automotive aftermarket at this time is the down turn of the global economy, especially the economies in which we operate. The constraint of credit within the U.S. and U.K. markets is forcing automobile owners to retain their existing automobiles far longer than they may have previously planned. This phenomenon is forcing owners to seek out more economic ways of maintaining their vehicles, and we believe this presents an opportunity to the Company. The need for consumers to maintain their vehicles longer requires service suppliers to offer a wide range of services at highly competitive prices. We believe that this can be achieved only by those businesses that are able to efficiently manage their businesses and find methods to reduce costs without affecting service levels, which may best be done through investments in ‘up to date’ management information systems, specifically those designed for the automotive market. However, we have recently noticed that some businesses wishing to invest in new management systems are also finding their access to credit reduced. This may have a detrimental effect on our revenues if customers are unable to fund purchases. We still believe that the aftermarket landscape will continue to change over the next 18 months, with the convergence of the aftermarket and tire markets, but this rate of change maybe slower than first expected.

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the three months ended September 30, 2010, we generated revenues of $6,602,000 with a net income of $437,000. 76% of these revenues come from the U.K. market.

We are headquartered in Barnsley, U.K. and maintain additional offices for our U.S. operating subsidiary in Dana Point, California, and Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Barnsley, Northampton and Wareham.

The software that we sell is mainly based on a Microsoft Windows TM -based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we sell in the U.S. each relate to a specific component of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Direct Step product, which enables warehouses to manage sales orders, inventory control and reporting requirements. Second, these parts are distributed to the next business in the chain, which is the “Jobber.” Into this market segment we sell our Autopart product, which manages a Jobber’s whole business (i.e., point of sale, inventory control, financial and reporting requirements) but more importantly enables the Jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third, and next segment of the automotive aftermarket supply chain is the “Installer,” which repairs and maintains automobiles. The Installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single location or multi-location operation.  Into this segment we sell our VAST solution. The fourth element is e-commerce. Our “OpenWebs” technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real-time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart and Autocat products to the Jobber market, and sell Autowork to the Installer market.

To date, our management has identified four areas that it believes we need to focus on.  The first area is the release of one of our U.K. products developed by MAM Ltd., our U.K. subsidiary, under a Software as a Service (SaaS) model. This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Once this has been successfully deployed in the U.K., we will look to implement a similar model in the U.S.

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

The third area of focus relates to the continued sales and market initiatives tied to the Autopart product within the U.S. market. A senior member of the U.K. management team has been appointed to join the U.S. business to head the efforts relating to this product along with a complementary DirectStep product. To date this move has proved successful, as we have increased levels of service and knowledge of our U.S. staff members, and management believes that this will lead to significant revenue increases within the next six months.  While our management believes that this is the correct route to follow, it is aware that this effort and the move of personnel may affect the U.K. business following the transfer of a former key member of our U.K. management team.

The fourth area is within the U.K. market and we are continually working to sustain the previous year’s levels of growth in the U.K. business by focusing on additional vertical markets, which share common issues to that of the automotive market. We have developed a reputation of high levels of service and knowledge within the automotive market; and are now working on replicating this reputation in these additional vertical markets.  Our management intends to carefully monitor this expansion as a result of the current state of the global economy.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 except as discussed below.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. Dollar was 76% for the three month period ended September 30, 2010, as compared to 72% for the corresponding period in 2009.  As the U.S. dollar strengthens in relation to the British Pound Sterling (“GBP”), in the comparable periods, our revenue and income, which is reported in U.S. dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM Ltd. subsidiary are translated at the average exchange rate for the period. During the three month period ended September 30, 2010, the exchange rate for MAM Ltd.’s operating results was U.S.$1.54978 per 1GBP, compared with U.S.$1.6416 per 1GBP for the three month period ended September 30, 2009.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates.  The exchange rate used for translating our MAM subsidiary was U.S.$1.5809 per 1GBP at September 30, 2010 and U.S.$1.5071 per 1GBP at June 30, 2010.

Currency translation gain and (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $84,000 and $126,000 for the three months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, we had a backlog of unfilled orders of business management systems of $1,761,000, compared to a backlog of $2,478,000 at September 30, 2009.  We expect to fulfill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 were as follows:

Revenues. Revenues were $6,602,000 for the three months ended September 30, 2010, compared with $6,212,000 for the three months ended September 30, 2009.  Revenues for the quarter ended September 30, 2010 increased $390,000, or 6.3%, during this fiscal period, resulting from a combination of (i) increased sales of data services and support from our U.S. operations and (ii) an increase in revenue from our U.K. subsidiary in its local currency, notwithstanding the negative impact experienced by our U.K. revenues by the strength of the U.S. dollar vs. the British Pound, as discussed above. Revenue increased 538,000GBP, or 19.9%, from organic sales growth in data services and support in our U.K. operations from 2,699,000GBP during the three months ended September 30, 2009 to 3,237,000GBP during the three months ended September 30, 2010.

The stronger U.S. dollar resulted in dollar-denominated revenue of $5,017,000 during 2010 as compared to $4,431,000 during 2009, which is an increase of $586,000.  U.S. revenue decreased $196,000 to $1,585,000 in 2010 from $1,781,000 in 2009 because of decreased sales of software and professional services.

Cost of Revenues. Total cost of revenues for the three months ended September 30, 2010, were $2,995,000 compared with $2,947,000 for the same period in 2009, which was an increase of $48,000 or 1.6%. MAM Ltd.’s expenses were 201,000GBP higher for 2010, or increased to 1,494,000GBP from 1,293,000GBP for 2009, but the stronger dollar produced a dollar denominated cost of $2,316,000 for the current vs. $2,123,000 for the prior year or a $193,000 variance. The U.S. businesses experienced a decrease in cost of revenues of $144,000, from $824,000 to $680,000, which was in line with the decreased U.S. revenues. Cost of revenues as a percentage of revenues decreased from 47.4% for the year ended September 30, 2009 to 45.4% for the three months ended September 30, 2010.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months Ended September 30,
	2010	2009	$ Variance	% Variance
Research and development	$819,000	$844,000	$(25,000)	-3.0%
Sales and marketing	618,000	644,000	(26,000)	-4.1%
General and administrative	696,000	905,000	(209,000)	-23.1%
Depreciation and amortization	268,000	282,000	(14,000)	-5.0%
Total Operating Expenses	$2,401,000	$2,675,000	$(274,000)	-10.3%

Operating expenses decreased by $274,000 or 10.3% for the three months ended September 30, 2010, compared with the three months ended September 30, 2009. This is due to the following:

Research and Development Expenses. Research and development expenses decreased by 3.0% for the three months ended September 30, 2010, when compared with the same period in the previous fiscal year. This decrease was primarily due to the reduction of staff in the U.S.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $26,000 during the three months ended September 30, 2010 as compared with the same period in 2009. This decrease is due to the reduction of costs and staff in the U.S.

General and Administrative Expenses. General and administrative expenses decreased by $209,000 during the three months ended September 30, 2010 as compared with the same period in 2009. This is primarily a result of a decrease in officers’ salary expenses in MAM’s U.K. office of $243,000 from the closing of the U.K. executive offices, which included the elimination of two officers and an additional employee.

In an effort to conserve cash, we have and continue to reduce costs within our U.S. operations and have implemented improved reporting systems and controls for the U.S. business. Should our cost-cutting efforts not be successful or in the event that our revenue decreases in the future, we may need to seek additional debt or equity financing. Any inability to obtain additional financing, if required, or an inability to obtain additional financing on favorable terms, would have a material adverse effect on our ability to implement our business plan.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $14,000 for the three months ended September 30, 2010 as compared with the same period in 2009 because of decreased capital expenditures at our U.K. businesses.

Interest Expense. Interest expense increased by $39,000 to $417,000 for the three months ended September 30, 2010. We paid ComVest Capital LLC $235,000 in cash interest for the Term Loan and Revolver and a $50,000 forbearance fee. Total non cash interest was $132,000 of which $57,000 was accounted for in amortization of debt discount and debt issuance costs, and $75,000 of forbearance fees due before November 30, 2010.

Other Income (Expense). Other income (expenses) for the three months ended September 30, 2010 amounted to $52,000 compared with income of $88,000 for the period ended September 30, 2009. The increased expenses for the three month period ended September 30, 2010 were the result of a $52,000 expense from the increase of the fair value of derivative liabilities compared to a $38,000 gain in the same period in 2009.   As more fully described in the notes to the condensed consolidated financial statements, on July 1, 2009, we adopted the accounting standard that provides guidance for determining whether equity-linked financial instruments or embedded features, are indexed to an entity’s own stock.  The standard applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative, and to any freestanding financial instruments that are settled in an entity’s own common stock.  As such, we were required to reclassify certain amounts from the equity section of the balance sheet to the liabilities section.  In addition, the value of these instruments must be reassessed by us as of each balance sheet date.

Income Taxes. Income taxes increased by $80,000 for the three months ended September 30, 2010 as compared to September 30, 2009. This increase was due to higher tax requirements resulting from increased profits at our U.K. subsidiary.

Net Income. As a result of the above, we realized net income of $437,000 for the three months ended September 30, 2010, compared with net income of $80,000 for the three months ended September 30, 2009.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline our U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2010.

At September 30, 2010, we had cash and cash equivalents of $847,000.

During the three months ended September 30, 2010 we reduced our Term Loan by $676,000 using internally generated funds and working capital.

We continued to experience negative cash flow during the quarter because of $676,000 of repayments on long-term debt, the increased interest rates on the Term Loan and the Revolving Credit Facility, the Forbearance Fees charged by the lender and the repayment of the Term Loan were in excess of the working capital generated by operations.

The new $3.3 million equity financing, from the sale of 51,516,111 shares of common stock at $0.065 per share, and the $2 million, 3.4% per annum, three year term loan, were both funded in October 2010 and has resolved the negative cash flow issues.

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

We expect to see continued growth from both the U.S. and U.K. operations during fiscal 2011, with strong growth in revenues and operating income from the U.S. operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by the U.S. operation which are currently being released to customers, and the reintroduction of our Autopart line of products in the U.S. market.

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

Revenues in the U.K. are continuing to generate positive cash flow and free cash but the loss in the U.S. operations and corporate expenses resulted in a negative cash flow for the quarter. Our current plans still require us to hire additional sales and marketing staff, to expand within the U.S. market, to target new vertical markets effectively in the U.K. and to support expanded operations overall.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new vertical markets for our AutoPart product.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2010.

(b)   Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting in the Company’s first fiscal quarter of the fiscal year ending June 30, 2011 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

On February 17, 2010, Mr. Arthur Blumenthal, a former shareholder of Anderson BDG, Inc., commenced a civil action against the Company, certain subsidiaries, and current and former officers and directors of the Company.  We had previously recorded a liability for $817,000 and recorded an additional expense of $513,000 in the quarter ending March 31, 2010. On April 16, 2010, we settled the litigation with Mr. Blumenthal for $1,250,000. On April 19, 2010, we paid Mr. Blumenthal $350,000 as partial payment of the settlement amount.  The balance of the settlement amount is payable through November 2012 in equal monthly payments of $31,750, which includes interest at 7%. In the event we default in payment, Mr. Blumenthal may elect to reinstitute the original litigation. Of the remaining balance due Mr. Blumenthal of $772,000, $332,000 is included in the “Current portion of settlement liability” and $440,000 is included “Settlement liability, net of current portion.”

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 7, 2010, we issued 126,692 shares of common stock to certain directors, which were valued at $10,135.

On July 6, 2010, we issued 214,844 shares of common stock to certain directors in lieu of fees, which were valued at $17,000.

On July 16, 2010, we issued 655,769 shares of common stock to certain officers in lieu of compensation, which were valued at approximately $52,000 based on the closing price of our common stock.

On July 20, 2010, we entered into an agreement with certain warrant holders to exchange 11,652,301 of their warrants for 1,792,662 shares of our Series A Preferred Stock. The agreement provides that the Series A Preferred Stock are contingently convertible into shares of our common stock only upon the approval of our shareholders to amend our certificate of incorporation to increase the number of authorized shares. As of the date of this filing, our shareholders have not provided the required approval.

The above transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated hereunder as a transaction by the Company not involving any public offering and the purchasers met the “accredited investor” criteria required by the rules and regulations promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the first quarter of the Company’s fiscal year ending June 30, 2011.

ITEM 5.  OTHER INFORMATION.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

MAM Software Group, Inc.

Date: November 1, 2010	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2010	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.