Form 10-Q
period 2010-12-31
MAM SOFTWARE GROUP, INC.
filed 2011-02-08
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The registrant has 139,099,633 shares of common stock outstanding as of February 8, 2010.

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

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (loss) (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Balance Sheets
(In   thousands,   except   share   and   per   share   data)

	December 31,	June 30,
	2010	2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,555	$1,196
Accounts receivable, net of allowance of $136 and $192	2,605	2,520
Inventories	282	366
Prepaid expenses and other current assets	579	371
Total Current Assets	5,021	4,453

Property and Equipment, net	801	856

Other Assets
Goodwill	9,096	8,924
Amortizable intangible assets, net	2,425	2,757
Software development costs, net	1,457	1,520
Other long-term assets	96	49
TOTAL ASSETS	$18,896	$18,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,378	$1,551
Accrued expenses and other	1,764	1,758
Payroll and other taxes	224	364
Current portion of settlement liability	-	326
Derivative liabilities	793	291
Current portion of long-term debt	739	5,000
Current portion of deferred revenue	509	641
Sales tax payable	682	598
Income tax payable	796	659
Total Current Liabilities	6,885	11,188

Long-Term Liabilities
Deferred revenue, net of current portion	168	345
Deferred income taxes	378	642
Settlement liability, net of current portion	-	525
Long-term debt, net of current portion	1,426	168
Other	337	359
Total Liabilities	9,194	13,227

Commitments and contingencies

Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, 1,792,662 and 0 issued and outstanding, respectively	–	–
Common stock: Par value $0.0001 per share; 150,000,000 shares authorized, 138,733,246 and 84,862,880 shares issued and outstanding, respectively	14	8
Additional paid-in capital	32,728	29,503
Accumulated other comprehensive loss	(729)	(768)
Accumulated deficit	(22,311)	(23,411)
Total Stockholders' Equity	9,702	5,332
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,896	$18,559

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues	$6,149	$6,746	$12,751	$12,958
Cost of revenues	2,326	2,487	5,321	5,434
Gross profit	3,823	4,259	7,430	7,524

Operating expenses
Research and development	733	763	1,552	1,607
Sales and marketing	469	620	1,087	1,264
General and administrative	1,279	2,322	1,975	3,227
Depreciation and amortization	271	289	539	571
Total operating expenses	2,752	3,994	5,153	6,669

Operating income	1,071	265	2,277	855

Other income (expense)
Interest expense	(118)	(352)	(535)	(730)
Interest income	-	-	-	-
Change in fair value of derivative liabilities	(112)	277	(164)	315
Gain on settlement of liability	52	-	52	50
Other, net	-	(1)	-	(1)
Total other expense, net	(178)	(76)	(647)	(366)

Income before provision for income taxes	893	189	1,630	489
Provision for income taxes	230	426	530	646
Net income (loss)	663	(237)	1,100	(157)

Foreign currency translation income (loss)	(295)	(234)	39	(108)
Total comprehensive income (loss)	$368	$(471)	$1,139	$(265)

Earnings (loss) per share attributed to common stockholders:
Basic	$0.01	$-	$0.01	$-
Diluted	$0.01	$-	$0.01	$-

Weighted average shares outstanding :
Basic	126,009,626	83,765,095	105,861,027	83,630,793
Diluted	127,788,467	83,765,095	106,583,793	83,630,793

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Six Months Ended
	December 31, December 31,
	2010	2009

Cash flows from operating activities:

Net Income (loss)	$1,100	$(157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	28	44
Depreciation and amortization	539	571
Debt discount and debt issuance cost amortization	84	315
Fair value of stock issued for services	171	32
Gain on settlement of liability	(52)	(50)
Deferred income taxes	(264)	(102)
Change in fair value of derivative liabilities	164	(315)
Warrants issued for settlement of service agreement	-	36

Changes in assets and liabilities
Accounts receivable	(61)	(995)
Inventories	95	(141)
Prepaid expenses and other assets	(259)	122
Accounts payable	(199)	266
Payroll and other taxes	(145)	61
Deferred revenue	(326)	(371)
Accrued expenses & other liabilities	(485)	1,275

Net cash provided by operating activities	390	591

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

Cash flows from investing activities :
Purchase of property and equipment	(25)	(68)
Capitalized software development costs	(13)	(67)
Net cash used in investing activities	(38)	(135)

Cash flows from financing activities:

Proceeds from sale of common stock, net of cash issuance costs	3,194	-
Proceeds from long-term debt	2,075	-
Payments on long-term debt	(5,132)	(221)
Net cash provided by (used in) financing activities	137	(221)

Effect of exchange rate changes	(130)	177
Net increase (decrease) in cash and cash equivalents	359	412
Cash and cash equivalents, beginning of period	1,196	1,663
Cash and cash equivalents, end of period	$1,555	$2,075

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$455	$414
Income taxes	$648	$175

Supplemental disclosures of non-cash investing and financing activities :
Value of distributed shares	$-	$-
Value of retired shares	$-	$-
Cumulative effect to retained earnings due to adoption of accounting standard	$-	$461
Cumulative effect to additional paid-in-capital due to adoption of accounting standard	$-	$868
Cumulative effect to debt discount due to adoption of accounting standard	$-	$310
Issuance of stock options for accrued liabilities	$134	$-
Issuance of common stock for accrued liabilities	$70	$-
Reclassification of non-employee warrants from additional paid-in-capital to derivative liabilities	$338	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 1.  MANAGEMENT’S REPRESENTATIONS

The condensed consolidated financial statements included herein have been prepared by MAM Software Group, Inc., formerly known as Aftersoft Group, Inc. (“MAM” or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the SEC on September 15, 2010.   The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

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

MAM is a leading provider of business and supply chain management content and e-commerce solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Barnsley, United Kingdom (“U.K.”) and Aftersoft Network, N.A., Inc., (“ASNA”) has offices in the United States (“U.S.”) in Dana Point, California and Allentown, Pennsylvania.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

Reclassifications

Certain amounts in the June 30, 2010 and December 31, 2009, consolidated financial statements have been reclassified to conform to the current year presentations.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2010 and June 30, 2010, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the U.S., the Company maintains its cash accounts at financial institutions which it believes to be credit worthy. Bank accounts maintained outside the U.S. are not insured by FDIC Insurance limits.

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

No customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2010 and June 30, 2010. No one customer accounted for more than 10% of the Company’s revenue for the three and six month periods ending December 31, 2010 and one customer accounted for approximately 19.4% and 15.2% of the Company’s revenue for the three and six month periods ended December 31, 2009.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the company as a single operating segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K.  For customers headquartered in their respective countries, the Company derived 24% of its revenues from the U.S., 3% from Canada and 73% from its U.K. operations during the three months ended December 31, 2010, compared to 21% from the U.S., 1% from Canada and 78% from the U.K. for the three months ended December 31, 2009.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

The Company derived 24% of its revenues from the U.S., 1% from Canada and 75% from its U.K. operations during the six months ended December 31, 2010 compared to 24% of its revenues from the U.S., 1% from Canada and 75% from its U.K. operations during the six months ended December 31, 2009.   At December 31, 2010, the Company maintained 64% of its net property and equipment in the U.K. and the remaining 36% in the U.S.

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

Determining which category an asset or liability falls within the hierarchy may require significant judgment.  The Company evaluates its hierarchy disclosures each quarter.

Available-for-Sale Securities

Management determines the appropriate classification of its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income (loss), net of tax. At December 31, 2010 and June 30, 2010, investments consist of corporate stock with a carrying value of $0.  During the year ended June 30, 2009 the Company wrote-down its investment in available-for-sale securities to $0, which is now the Company’s new cost basis in the securities.  In the event the fair value of the securities increases, the Company will not recognize any gain on the securities unless they are sold.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of operations and comprehensive income (loss). Depreciation and amortization expense was $49,000 and $53,000 for the three months ended December 31, 2010 and 2009, respectively and was $95,000 and $103,000 for the six months ended December 31, 2010 and 2009, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established.  Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of: the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenues for that product: and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded loss of the Company. Amortization expense was $43,000 and $55,000 for the three months ended December 31, 2010 and 2009, respectively, and $87,000 and $106,000 for the six months ended December 31, 2010 and 2009, respectively.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31 2010
(Unaudited)

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $179,000 and $181,000 for the three months ended December 31, 2010 and 2009, respectively, and $357,000 and $362,000 for the six months ended December 31, 2010 and 2009, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not to be amortized but rather are tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of December 31, 2010, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the six months ended December 31, 2010, goodwill activity was as follows:

Balance, July 1, 2010	$8,924,000
Effect of exchange rate changes	172,000
Balance, December 31, 2010	$9,096,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2010, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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
December 31, 2010
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

Stock-Based Compensation

For valuing stock options awards, the Company has elected to use the Black-Scholes Merton (“Black – Scholes”) option pricing valuation model.  For the expected term, the Company has historically used a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant U.S. Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.

On June 12, 2008, the Company’s shareholders approved the MAM Software Group Inc. 2007 Long-Term Stock Incentive Plan (the “LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in Fiscal 2010 and Fiscal 2011, and issued stock options to employees in Fiscal 2011 under this plan (see Note 7).

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
December 31, 2010
(Unaudited)

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying condensed consolidated balance sheets.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the term of the service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended December 31, 2010 and 2009, advertising expense totaled $12,000 and $4,000, respectively. For the six months ended December 31, 2010 and 2009, advertising expense totaled $31,000 and $32,000, respectively.

Gain on Extinguishment of Liability for Services

The Company realized $52,000 of income from a settlement with a creditor for the three months and six months ended December 31, 2010, which is included in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (see Note 6).

The Company realized $50,000 of income from a settlement with a creditor for the six months ended December 31, 2009, which is included in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($295,000) and ($234,000) for the three months ended December 31, 2010 and 2009, respectively, and $39,000 and ($108,000) for the six months ended December 31, 2010 and 2009, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended December 31, 2010 and 2009, the components of comprehensive income (loss) consist of changes in foreign currency translation gains (losses).

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)
Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's consolidated balance sheets at December 31, 2010 and June 30, 2010, and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive income (loss) for the three and six months ended December 31, 2010.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three and six months ended December 31, 2010 and 2009, there were no dilutive shares and a total of 10,845,834 common stock purchase warrants and debt convertible into 2,257,745 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. For the three and six months ended December 31, 2009 a total of 21,798,135 common stock purchase warrants and debt convertible into 3,361,345 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

The following tables present the computation of the basic and diluted earnings per share of the three and six months ended December 31, 2010.

Three months Ended December 31, 2010	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	663,000	-	-
Earnings available to common stockholders	663,000	126,009,626	$0.01

Effect of dilutive securities:
Options and warrants	-	1,778,841	-
Diluted EPS:
Earnings available to common stockholders plus assumed exercises	663,000	127,788,467	$0.01

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

Six months Ended December 31, 2010	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	1,100,000	-	-
Earnings available to common stockholders	1,100,000	105,861,027	$0.01

Effect of dilutive securities:
Options and warrants	-	722,766	-
Diluted EPS:
Earnings available to common stockholders plus assumed exercises	1,100,000	106,583,793	$0.01

Derivative Liabilities

On July 1, 2009, the Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock.  The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of the adoption, 5,083,333 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an average exercise price of $0.143 and expiration dates of December 31, 2013. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and recorded the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in December 2007. On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $868,000 to derivative liabilities, increased the debt discount and derivative liabilities by a gross amount of approximately $310,000, decreased accumulated deficit by approximately $619,000 for the change in fair value of derivative liabilities for the period from December 2007 through June 30, 2009 and increased accumulated deficit by approximately $158,000 for additional amortization of debt discount for the period from December 2007 through June 30, 2009.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

The fair value of the common stock purchase warrants was $522,000 and the embedded conversion feature was $0 on December 31, 2010.  The fair value of the common stock purchase warrants was $291,000 and the embedded conversion feature was $0 on June 30, 2010.  During the three months ended December 31, 2010, the Company repaid the convertible term loan (see Note 5) thus eliminating the embedded conversation feature. The total value of these warrants increased from $291,000 to $522,000 for the six months ended December 31, 2010. As such, the Company recognized a loss of approximately $179,000 and $231,000 from the change in fair value of these warrants for the three and six months ended December 31, 2010.

On December 2, 2010 the Company accounted for all unexercised stock purchase warrants as derivative liabilities because if all outstanding options and warrants were exercised there would be insufficient authorized shares to fulfill the request.  As of that date, additional paid-in-capital was reduced by $338,000 and derivative liabilities were increased by $338,000.  The fair value of the warrants was $271,000 as of December 31, 2010 and the Company recorded earnings of $67,000 for the three month and six month periods for these warrants.

All future changes in the fair value of these warrants will be recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using Black-Scholes and the following assumptions:
	December 31,	June 30,
	2010	2010
Annual dividend yield	0.0%	0.0%
Average expected life (years)	1.08 - 4.0	0.42 - 3.50
Risk-free interest rate	0.55% - 1.79%	0.39% - 2.65%
Expected volatility	98% - 151%	82% - 137%

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$793,000	$793,000

Total	$-	$-	$793,000	$793,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of June 30, 2010	$291,000
Warrants reclassified from additional paid-in-capital to derivative liabilities	338,000
Change in fair value of derivative liabilities	164,000
Balance as of December 31, 2010	$793,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended December 30, 2010 and 2009, respectively.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

As a result of the above transactions, the Company no longer owns any shares of ADNW stock as of December 31, 2010.

NOTE 4.  INVESTMENT IN AVAILABLE -FOR-SALE SECURITIES

The Company received a total of 4,433,284 shares of First London PLC (formerly First London Securities), from the sale of EXP Dealer Software Limited ("EXP"). The shares had been listed for trading on the London Plus Exchange but effective September 30, 2009, the shares were delisted.

Because trading in the shares of First London PLC has been halted, the Company determined that it no longer could value the securities using Level 2, but required a Level 3 classification. Based on the Company's inability to obtain current financial statements and the fact that trading in the shares of First London PLC has been halted, the Company fully impaired the value of the securities during the year ended June 30, 2009.

NOTE 5.  LONG -TERM DEBT

Long-term debt consists of the following as of December 31, 2010 and June 30, 2010:
	December 31, 2010	June 30, 2010
	(unaudited)

HSBC term loan	$1,941,000	$-
ComVest term loan, net of debt discount of $0 and $71,000,respectively	-	3,912,000
ComVest revolver	-	1,000,000
Secured notes	211,000	243,000
Other notes	13,000	13,000
	2,165,000	5,168,000
Less current portion	(739,000)	(5,000,000)
Long term portion	$1,426,000	$168,000

HSBC Bank plc
On October 25, 2010, MAM Ltd., entered into a three-year term loan agreement with HSBC Bank plc (“HSBC”) as lender (the “HSBC Term Loan”). The HSBC Term Loan provides for £1,324,550 (approximately $2.0 million at the exchange rate on October 25, 2010) with a term of three years from the date the HSBC Term Loan is first drawn down. The HSBC Term Loan is repayable in thirty-six (36) monthly installments, inclusive of interest, together with such sums in the final month to discharge the balance of the HSBC Term Loan. The proceeds of the HSBC Term Loan were used to fully repay the residual balance of the credit facility due to ComVest Capital LLC (“ComVest”) from the Company, (see below).

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totaled 3.4% at December 31, 2010. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event of the Term Loan being refinanced to another lender.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating charges over the assets and undertaking of MAM Ltd.for the provision of the HSBC Term Loan (the “Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO.

ComVest Loan Agreement

On October 26, 2010, the Company repaid in full the ComVest Revolving Credit and Term Loan Agreement (the “Loan Agreement”) from the proceeds from the HSBC Term Loan.

On December 21, 2007, the Company entered into a Loan Agreement with ComVest, as lender, pursuant to which ComVest agreed to extend a $1,000,000 secured revolving Credit Facility and a $5,000,000 Term Loan. The Loan Agreement contained customary affirmative and negative covenants, which included maximum limits for capital expenditures per fiscal year, and ratios for liquidity. In connection with obtaining a waiver for a violation of loan covenants at March 31, 2008, the Company reduced the exercise price from $0.3125 per share to $0.11 per share for one million warrants held by ComVest (see below), recognizing the incremental fair value of the modified warrants of $24,000 as additional interest expense.

As of June 30, 2008, in connection with obtaining a waiver for a violation of loan covenants, the Company and ComVest amended the Loan Agreement and modified certain covenants. The cash flow ratio coverage was reduced and the lender agreed to extend from January 1, 2009 until January 1, 2010 the start of the loan amortization. As part of the amendment, ComVest required the Company to reduce the exercise price from $0.39 to $0.11 for 2,000,000 warrants held by ComVest (see below). The incremental fair value of the modified warrants is $15,000, which was recorded as an additional debt discount and was being amortized over the remaining life of the term loan.  As of December 31, 2008, in connection with obtaining a waiver for violation of certain loan covenants, the Company and ComVest agreed to increase the interest on the $1,000,000 Credit Facility (described below) from 9.5% to 11%. The amendment did not meet the requirements of a Modification or Exchange of Debt Instruments, therefore no adjustment to the consolidated financial statements was required. Pursuant to a waiver and amendment, the annual interest rate was restored to 9.5% as the Company became compliant with the covenant as of the close of the quarter ended on March 31, 2009.

As of March 31, 2010, the Company did not meet the required ratio of (a) Earnings Before Interest, Depreciation, and Amortization, minus capital expenditures incurred to (b) debt service (all interest and principal payments) (“Debt Service”) (the “EBIDA Ratio”) of 1.25:1 as required by the amended Loan Agreement. The Company’s failure to maintain this ratio constituted an event of default under the terms of the Loan Agreement. Under the terms of the Loan Agreement, if any event of default occurs, the full principal amount of the Note, together with interest and other amounts owing in respect thereof, to the date of acceleration became, at ComVest’s election, immediately due and payable in cash.  On June 2, 2010, the Company paid ComVest a Forbearance Fee of $25,000 to waive the default until June 20, 2010 and on June 17, 2010, ComVest raised the interest rate from 9.5% to 13.5%, for the Revolving Credit Note and from 11% to 16% for the Term Note.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

As of June 30, 2010, the Company did not meet the required EBIDA Ratio of 1.25:1 as required by the amended Loan Agreement. The Company’s failure to maintain this ratio constituted an event of default under the terms of the Loan Agreement. Under the terms of the Loan Agreement, if any event of default occurred, the full principal amount of the Note, together with interest and other amounts owed in respect thereof, to the date of acceleration became, at ComVest’s election, immediately due and payable in cash. On September 8, 2010, the Company entered into a “Forbearance Agreement” with ComVest.  Under the Forbearance Agreement, ComVest agreed to forbear the exercise of its rights and remedies under the Loan Agreement until November 30, 2010.  The Company made a nonrefundable payment to ComVest of $50,000 upon the execution and delivery of the fee and agreed to make an additional payment of $75,000 by the earlier of November 30, 2010 or the Company’s payment in full of its obligation to ComVest.  The above-mentioned fees are included in interest expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended December 31, 2010, respectively. On October 26, 2010, the Company repaid in full the ComVest Loan Agreement from the proceeds from the HSBC Term Loan.

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

The Credit Facility provided for borrowing capacity of an amount up to (at any time outstanding) the lesser of the borrowing base at the time of each advance under the Credit Facility, or $1,000,000. The borrowing base at any time was an amount determined in accordance with a borrowing base report the Company was required to provide to ComVest, based upon the Company’s Eligible Accounts and Eligible Inventory, as such terms are defined in the Loan Agreement.

In connection with the Credit Facility, the Company issued a Revolving Credit Note (the “Credit Note”) payable to ComVest in the principal amount of $1,000,000, which bore interest at a rate per annum equal to the greater of (a) the prime rate, as announced by Citibank, N.A. from time to time, plus two percent (2%), or (b) nine and one-half percent (9.5%). The interest rate, which was 9.5% from the Closing Date through December 31, 2008, had been increased from 9.5% to 11% in connection with obtaining a waiver from ComVest for violation of certain loan covenants as described above.  As of April 1, 2009, the Company had regained compliance with the loan covenants and the interest rate was reduced from 11% back to 9.5%. The applicable interest rate was increased by four hundred (400) basis points during the continuance of any event of default under the Loan Agreement. Interest was computed on the daily unpaid principal balance and was payable monthly in arrears on the first day of each calendar month commencing January 1, 2008. Interest was also payable upon maturity or acceleration of the Credit Note.

The Company had the right to prepay all or a portion of the principal balance on the Credit Note at any time, upon written notice, with no penalty. The Credit Note was secured pursuant to the provisions of certain Security Documents.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

The Company also had the option to terminate the Credit Facility at any time upon five business days’ prior written notice, and upon payment to ComVest of all outstanding principal and accrued interest of the advances on the Credit Facility, and prorated accrued commitment fees. The Credit Facility commitment also terminates, and all obligations become immediately due and payable, upon the consummation of a Sale, which is defined in the Loan Agreement as certain changes of control or sale or transfers of a material portion of the Company’s assets.

Term Loan and Convertible Term Note. Pursuant to the terms of the Loan Agreement, ComVest extended to the Company a “Term Loan” in the principal amount of $5,000,000, on the Closing Date. The Term Loan was a one-time loan, and unlike the Credit Facility, the principal amount was not available for re-borrowing.

The Term Loan was evidenced by a Convertible Term Note (the “Term Note”) issued by the Company on the Closing Date, and payable to ComVest in the principal amount of $5,000,000. The Term Note bore interest at a rate of eleven percent (11%) per annum, except that during the continuance of any event of default, the interest rate was increased to sixteen percent (16%).

As amended (see ”ComVest Loan Agreement” above), the Term Note was repayable in 11 equal monthly installments of approximately $208,333, payable on first day of each calendar month commencing January 1, 2010 through November 1, 2010, with the balance of $2,916,667 due on November 30, 2010.  The Company had the option to prepay the principal balance of the Term Note in whole or in part, at any time, upon 15 days’ prior written notice. The Company was required to prepay the Term Loan in whole or part under certain circumstances. In the event that the Company prepaid all or a portion of the Term Loan, the Company ordinarily paid a prepayment premium in an amount equal to (i) three percent (3%) of the principal amount being prepaid if such prepayment was made or was required to be made on or prior to the second anniversary of the Closing Date, and (ii) one percent (1%) of the principal amount being prepaid if such prepayment was made or was required to be made subsequent to the second anniversary of the Closing Date.

The principal and interest payable on the Term Note was convertible into shares of the Company’s common stock at the option of ComVest.  In addition, the Company may have required conversion of the principal and interest under certain circumstances.   The initial conversion price was $1.50 per share.   The number of shares issuable upon conversion of the Term Note (the “Conversion Shares”), and/or the conversion price, may have been proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of Conversion Shares, and/or the conversion price may have been adjusted in the event of certain sales or issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Term Note was outstanding, at an effective price per share which was less than the then-effective conversion price of the Term Note.

The conversion price for the Term Note was $1.50 and subsequently was reduced to $1.45, as a result of certain anti-dilution protection contained therein following the issuance by the Company of additional shares of common stock and common stock equivalents.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

The Company incurred a closing fee of $100,000 in connection with the Term Loan. In connection with the Credit Facility, the Company had agreed to pay an annual commitment fee of $15,000, on December 1 of each year, commencing December 1, 2008, and on any termination date (pro-rated, if applicable), that the Credit Facility was in effect, as well as a collateral monitoring and administrative fee of $1,500 per month. The expenses of the Loan Agreement were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were allocated between debt issuance costs and debt discount. The debt issuance costs of $478,000 were recorded on the date of entering into the agreement in other assets in the accompanying consolidated balance sheets and were being amortized and charged to interest expense over the term of the loan using the effective interest method. The balance of the debt issuance costs was $0 as of December 31, 2010. A debt discount of $163,000 was recorded in the consolidated balance sheet on the date of entering into the agreement as a reduction in the carrying value of the debt, and was amortized and charged to interest expense over the term of the loan using the effective interest method. The Company also issued warrants to ComVest to purchase shares of the Company’s Common Stock (see below). The relative fair value of these warrants was approximately $868,000 and was recorded in the debt discount. Additionally, due to the adoption of the accounting standard that provided guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock, effective July 1, 2009, the Company recorded an additional $310,000 of debt discount as if incurred on the date of the agreement (see Note 2).  The balance of the debt discount was $0 as of December 31, 2010.

Warrants. In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s Common Stock, exercisable after the Closing Date and expiring December 31, 2013: a) Warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.3125 per share; b) Warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.39 per share; and c) Warrant to purchase 2,083,333 shares of common stock at an exercise price of $0.3625 per share; (each, a “Warrant”) (the 5,083,333 shares collectively issuable upon exercise of the Warrants are referred to herein as the “Warrant Shares”).  The exercise prices of certain of these warrants were amended, as described under “ComVest Loan Agreement” above.   The relative fair value of the Warrant Shares was $868,000 using a Black Scholes valuation model and also contains a cashless exercise feature.  The warrant valuation was computed using a 3.5% risk-free interest rate, a 99% volatility and a six-year life. The value of the Warrant Shares was included in debt discount, was recorded in the consolidated balance sheet as a reduction in the carrying value of the debt, and was amortized and charged to interest expense over the term of the loan using the effective interest method.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

The Company also granted certain registration rights and piggyback registration rights to the holder(s) of the securities underlying the Term Note and Warrants.  The registration for the sales of the securities underlying the Term Note and Warrants was declared effective by the Securities and Exchange Commission on May 1, 2009.

As a result of the additional shares issued in the Rights Offering, completed on October 15, 2010, the exercise price for 2,083,333 ComVest Warrants were reduced from $0.352 per share to $0.245 per share and the exercise price for 3,000,000 the ComVest Warrants were reduced from $0.107 per share to $0.092 per share

The Company issued warrants to purchase 250,000 shares of common stock as compensation to a consultant for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $42,000 using Black-Scholes and are included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, 99% volatility and a six-year life.

Amortization of debt discount was approximately $21,000 and amortization of debt issuance costs was approximately $7,000 for the three months ended December 31, 2010 and 2009, respectively.  Amortization of debt discount was approximately $71,000 and amortization of debt issuance costs was approximately $14,000 for the six months ended December 31, 2010 and 2009 respectively.

Secured Notes

The Company has secured notes totaling $211,000 payable over 6 to 42 months with monthly payments of $4,340 and quarterly payments of $6,586 which will mature through 2014.  The notes bear interest rates of 5.49% to 9.54% and are secured by leasehold improvements and equipment with a carrying value of $325,000.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a material adverse effect on the consolidated financial position or results of operations of the Company.

On February 17, 2010, Mr. Arthur Blumenthal, a former shareholder of Anderson BDG, Inc., commenced a civil action against the Company, certain subsidiaries, and current and former officers and directors of the Company.  Mr. Blumenthal’s lawsuit against the Company’s former parent ADNW, emanated from an agreement Mr. Blumenthal had with a subsidiary of the Company, ASNA (f/k/a CarParts Technologies, Inc.) for the purchase of Anderson BDG, that had not been settled although it was past due. The Company had previously recorded a liability for $817,000 and recorded an additional expense of $513,000 in the quarter ended March 31, 2010. On April 16, 2010, the Company settled the litigation with Mr. Blumenthal for $1,250,000. On April 19, 2010, the Company paid Mr. Blumenthal $350,000 as partial payment of the settlement amount.  The balance of the settlement amount was payable through November 2012 in equal monthly payments of $31,750, which included interest at 7%.

On December 31, 2010 the Company entered into an agreement with Mr. Blumenthal to prepay, at a discount, the balance of the obligation owed to him under the settlement entered into on April 16, 2010.  As a result of the settlement, the Company paid $670,000 as opposed to the remaining liability of approximately $722,000, and recorded a gain on the settlement of approximately $52,000.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

The MAM Ltd. agreed to indemnify HSBC and others from and against all and any liability they might incur in the exercise of any powers, authorities and discretions under or in connection with the Term Loan (see Note 5).

The Company agreed to indemnify ComVest and its directors, officers, employees, attorneys and agents against, and to hold ComVest and such persons harmless from, any and all losses, claims, damages and liabilities and related expenses, including reasonable counsel fees and expenses, they may incur, arising out of, related to, or as a result of, certain transactions or events in connection with the Credit Facility and Term Loan (see Note 5).

NOTE 7.  STOCKHOLDERS’ EQUITY

On October 15, 2010, the Company closed its Rights Offering.  The Rights were issued to the holders of the Common Stock outstanding on the Record Date of September 7, 2010 and enabled holders to purchase 0.6 of a share for each share of Common Stock owned for $0.065 per share.  The Company raised approximately $3,194,000, net of expenses of approximately $154,000 and issued 51,513,470 shares of common stock.

During the quarter ended September 30, 2008, the Company approved the issuance of 483,000 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP.  The shares will be issued over a three year period.  On July 6, 2009, the Company issued 36,537 shares of common stock to certain directors, which were valued at the $4,000. On October 6, 2009, the Company issued 38,621 shares of these awards, which were valued at $4,000. On January 6, 2010, the Company issued 38,621 shares valued at $3,000.  On April 6, 2010, the Company issued 38,621 shares of these awards, which were valued at $3,000. On July 7, 2010, the Company issued 41,654 shares of these awards, which were valued at $3,000.  On October 8, 2010, the Company issued 41,654 shares of common stock to certain directors, which were valued at $3,000, based on the closing market price of the Company’s common stock on the dated issued.

During the quarter ended September 30, 2009, the Company approved the issuance of 1,156,818 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP.  The shares will be issued over a three year period.  On October 6, 2009, the Company issued 86,644 shares of these awards, which were valued at $9,000, based on the closing market price of the Company’s common stock.  On January 6, 2010, the Company issued 78,144 shares of these awards, which were valued at $5,000, based on the closing market price of the Company’s common stock. On April 6, 2010, the Company issued 83,644 shares of these awards, which were valued at $6,000.  On July 7, 2010, the Company issued 85,038 shares of these awards, which were valued at $7,000, based on the closing market price of the Company’s common stock. On October 8, 2010, the Company issued 85,038 shares of common stock to certain directors, which were valued at $7,000, based on the closing market price of the Company’s common stock on the dated issued.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

On September 30, 2009, the Company issued 149,125 shares of common stock to certain directors in lieu of fees, which were values at $15,000, based on the closing market price of the Company’s common stock.

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

During the quarter ended September 30, 2010, the Company approved the issuance of 1,556,250 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP.  The shares vest over a three-year period after issuance.  On October 8, 2010, the Company issued 116,927 shares of common stock to certain directors, which were valued at approximately $10,000, based on the closing market price of the Company’s common stock.

On October 7, 2010, the Company issued 190,972 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $17,000, based on the closing market price of the Company’s common stock.

During the quarter ended December 31, 2010, the Company issued 500,000 shares of the Company’s common stock valued at approximately $70,000 based on the closing market price of the Company’s common stock for previously accrued bonuses.

During the quarter ended December 31, 2010, the Company issued 425,000 shares of common stock to employees as compensation, which was value at approximately $54,000, based on the closing price of the Company’s common stock.

During the quarter ended December 31, 2010, the Company issued 1,300,000 stock options to employees for previously accrued bonuses. The exercise price of these options was $0.065 per share.   The fair value of the option shares on the grant date was $134,000 using Black-Scholes.  The options valuation was computed using a 0.63% risk-free interest rate, a 92% volatility and a one-year life.

NOTE 8.  SUBSEQUENT EVENTS

During the quarter ending September 30, 2008, the Company approved the issuance of 563,000 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP. The shares vest over a three-year period.  On January 8, 2011, the Company issued 41,654 shares of common stock to certain directors, which were valued at $6,000, based on the closing market price of the Company’s common stock.

During the quarter ended September 30, 2009, the Company approved the issuance of 1,156,818 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP.  The shares vest over a three-year period.  On January 8, 2011, the Company issued 85,038 shares of common stock to certain directors, which were valued at $12,000, based on the closing market price of the Company’s common stock.

During the quarter ended September 30, 2010, the Company approved the issuance of 1,556,250 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP.  The shares vest over a three-year period.  On January 8, 2011, the Company issued 116,927 shares of common stock to certain directors, which were valued at $17,000, based on the closing market price of the Company’s common stock.

On January 7, 2011, the Company issued 122,768 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $17,000 based on the closing market price of the Company’s common stock.

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

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the three months ended December 31, 2010, we generated revenues of $6,149,000 and had net income of $663,000, 73% of these revenues came from the UK market.  In the six months ended December 31, 2010, we generated revenues of $12,751,000 with income of $1,100,000. 75% of these revenues come from the U.K. market.

We are headquartered in Barnsley, U.K. and maintain additional offices for our U.S. operating subsidiary in Dana Point, California, and Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Barnsley, Northampton and Wareham.

The software that we sell is  based on a Microsoft Windows TM -based technology, although we do still support an older ‘Green Screen’ terminal-based product called Direct Step. The three main products that we sell in the U.S. and Canada each relate to a specific component of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Autopart product, which enables warehouses to manage sales orders, inventory control and reporting requirements.  Historically, our Direct Step product was sold into this market. Second, these parts are distributed to the next business in the chain, which is the “Jobber.” Into this market segment we sell our Autopart product, which manages a Jobber’s whole business (i.e., point of sale, inventory control, financial and reporting requirements) but more importantly enables the Jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third, and next segment of the automotive aftermarket supply chain is the “Installer,” which repairs and maintains automobiles. The Installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single location or multi-location operation.  Into this segment we sell our VAST solution. The fourth element is e-commerce. Our “OpenWebs” technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real-time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart and Autocat+ products to the Jobber market, and sell Autowork Online to the Installer market.

To date, our management has identified four areas that it believes we need to focus on.  The first area is the release of one of our U.K. products developed by MAM Ltd., our U.K. subsidiary, under a Software as a Service (SaaS) model. This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as at 31st December 2010 we had two thousand subscribers of this service.  Once this has been successfully deployed in the U.K., we will look to implement a similar model in the U.S.

The second area of focus is the sales and marketing strategy within the U.S. market. Management believes that continued investment in this key area is required to help the development of the MAM brand.  The company is actively seeking to recruit additional sales resource

The third area of focus relates to the continued sales and market initiatives tied to the Autopart product within the U.S. market. A senior member of the U.K. management team has been appointed to join the U.S. business to head the efforts relating to this product along with a complementary DirectStep product. To date this move has proved successful, as we have increased levels of service and knowledge of our U.S. staff members, and management believes that this will lead to significant revenue increases within the next six months.

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

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 78% and 75% for the three and six month periods ended December 31, 2010, respectively, as compared to 78% and 75% for the corresponding periods in 2009.  As the U.S. dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate for the period. During the three and six month periods ended December 31, 2010, the exchange rate for MAM’s operating results was US$1.5658 per GBP1, compared with US$1.6372 per GBP1 for the three and six month periods ended December 31, 2009.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates.  The exchange rate used for translating our MAM subsidiary was U.S.$1.5471 per 1GBP at December 31, 2010 and U.S.$1.5071 per 1GBP at June 30, 2010.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($295,000) and ($234,000) for the three months ended December 31, 2010 and 2009, respectively, and $39,000 and ($108,000) for the six months ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, we had a backlog of unfilled orders of business management systems of $1,689,000 compared to a backlog of $1,644,000 at December 31, 2009.  We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three months and six months ended December 31, 2010 compared with the three months and six months ended December 31, 2009 were as follows:

Revenues. Revenues were $6,149,000 and $12,751,000 for the three and six months ended December 31, 2010, respectively, a decrease of 8.8% and 1.6%, respectively, compared with revenues of $6,746,000 and $12,958,000 for the three and six months ended December 31, 2009, respectively. The strength of the US dollar vs. the British Pound had a negative effect on reported revenue from our UK operations.

Revenues for our UK operations were 2,847,000 GBP and 6,084,000 GBP for the three and six months ended December 31, 2010, respectively, a decrease of 11.9% and an increase of 2.6%, respectively, compared with revenues of 3,231,000 GBP and 5,930,000 GBP for the three and six months ended December 31, 2009, respectively. The quarter ending December 31, 2009 was positively impacted by a major contract, with no similar contract in 2010.

Revenues for our US operations were $1,638,000  and $3,224,000 for the three and six months ended December 31, 2010, respectively, an increase of 11.5 % and a decrease of 0.8%, compared with revenues of $1,469,000 and $3,250,000 for the three and six months ended December 31, 2009, respectively.

Cost of Revenues. Total cost of revenues for the three months and six months ended December 31, 2010, were $2,326,000 and $5,321,000, respectively, compared with $2,487,000 and $5,434,000 for the same periods of December 31, 2009, respectively.  The decrease in cost of sales was 6.5% and 2.1%, respectively, for the three month and six month periods.  This decrease was due to lower sales revenue during the three and six month periods ended December 31, 2010.

Operating Expenses . The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
	Ended December 31,
	2010	2009	Variance $	Variance %

Research and development	$733,000	$763,000	$(30,000)	-3.9%
Sales and marketing	469,000	620,000	(151,000)	-24.4%
General and administrative	1,279,000	2,322,000	(1,043,000)	-44.9%
Depreciation and amortization	271,000	289,000	(18,000)	-6.2%
Total Operating Expenses	$2,752,000	$3,994,000	$(1,242,000)	-31.1%

	For the Six Months Ended December 31,
	2010	2009	Variance $	Variance %

Research and development	$1,552,000	$1,607,000	$(55,000)	-3.4%
Sales and marketing	1,087,000	1,264,000	(177,000)	-14.0%
General and administrative	1,975,000	3,227,000	(1,252,000)	-38.8%
Depreciation and amortization	539,000	571,000	(32,000)	-5.6%
Total Operating Expenses	$5,153,000	$6,669,000	$(1,516,000)	-22.7%

Operating expenses decreased by $1,242,000, or 31.1% for the three months ended December 31, 2010 compared with the three months ended December 31, 2009, and decreased by $1,516,000 or 22.7% for the six months ended December 31, 2010, compared with the six months ended December 31, 2009. This is due to the following:

Research and Development Expenses.   Research and Development expenses decreased by $30,000 or 3.9% for the three month period ended December 31, 2010 and decreased by $55,000 or 3.4% for the six month period ended December 31, 2010 compared to the same periods in the prior fiscal year. The decrease for the three and six month periods ended December 31, 2010 is primarily a result of a decrease in the number of personnel working on development projects during the period ended December 31, 2010.

Sales and Marketing Expenses. Sales and Marketing expenses decreased by $151,000 or 24.4% during the three months ended December 31, 2010 as compared with the same period in 2009, and decreased by $177,000 or 14.0% for the six months ended December 31, 2010 compared with the six months ended December 31, 2009. This decrease is due to a reduction in sales personnel and related expenses in the U.S. operation during the three and six month periods ended December 31, 2010 when compared with the same periods in the prior fiscal year.

General and Administrative Expenses. General and Administrative expenses decreased by $1,043,000 or 44.9% for the three months ended December 31, 2010 as compared to the same period in 2009, and decreased $1,252,000 or 38.8% for the six months ended December 31, 2010 as compared with the same period in 2009.  The decrease is the result of the absence of $650,000 of separation expenses in 2010 which were incurred in 2009, the reduction of one corporate officer resulted in a savings of $213,000 in 2010, compared to 2009 and the litigation settlement cost of $223,000 in 2009 with no similar expenses in 2010.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $18,000, or 6.2%, and $32,000, or 5.6%, for the three and six month periods ended December 31, 2010, respectively, as compared to the same periods in 2009, which is primarily due to decreased capital expenditures at our U.K. businesses.

Interest Expense. Interest expense decreased by $234,000 or 66.5% to $118,000 for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, and decreased $195,000 or 26.7% to $535,000 for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009.  The decrease in interest expense is related to a reduction in our total interest bearing liabilities, a reduction in the interest rate from 16% to 3.4%, and a reduction in amortization of debt discount and debt issuance costs, which are included in interest expense.  For the three months ended December 31, 2010 we paid or incurred $112,000 in interest expense to ComVest.  For the six months ended December 31, 2010, we paid or incurred $347,000 in interest expense to ComVest.

Other Income (Expense). During the three and six month periods ended December 31, 2010, the Company had expenses from the change in fair value of derivative liabilities of $(112,000) and $(164,000) respectively. Other income for the three month and six months periods ending December 31, 2010 includes $52,000 from the net settlement of the litigation liability and the six month period ending December 31, 2009 includes $50,000 from the settlement of an outstanding liability.

Income Taxes. Income taxes decreased by $196,000, or 46.0%, to $230,000 for the three month period ended December 31, 2010, and decreased by $116,000, or 18.0%, to $530,000 for the six month period ended December 31, 2010 as compared to the same periods in 2009, due to a reduced effective tax rate from utilizing tax loss carry forwards in the U.K. and the U.S.

Net Income (Loss). As a result of the above, we recorded net income of $663,000 for the three month period ended December 31, 2010, compared with a net loss of $237,000 for the three month period ended December 31, 2009, and realized a net income of $1,100,000 for the six months ended December 31, 2010, compared with a net loss of $157,000 for the six months ended December 31, 2009.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and our efforts to streamline our U.S. operations, our U.S. operating companies generated a profit for the three month and six month periods of fiscal 2011. We expect to see to see this trend continue and are hopeful for an increase in overall revenues and earnings from U.S. operations in fiscal 2011.

At December 31, 2010, we had cash and cash equivalents of $1,555,000, an improvement of $359,000 from June 30, 2010.

During the period ended December 31, 2010, we had $38,000 of capital expenditures and repaid the outstanding balance of our ComVest loan totaling approximately $4,983,000.

The ComVest loan was repaid with the proceeds of a $3.2 million equity financing, from the sale of 51,513,470 shares of common stock at $0.065 per share, and the $2 million, 3.4% per annum, three year term loan, were both funded in October 2010 and these financings have resolved the negative cash flow issues.

On December 31, 2010 the Company entered into an agreement with Mr. Blumenthal to prepay, at a discount, the balance of the obligation owed to him under the settlement entered into on April 16, 2010.  As a result of the settlement, the Company paid $670,000 as opposed to the remaining liability of approximately $722,000, and recorded a gain on the settlement of approximately $52,000.

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

Revenues in the U.K. and US are generating positive cash flow and are sufficient to cover corporate expenses resulting in a positive cash flow for the quarter. Our current plans still require us to hire additional sales and marketing staff, to expand within the U.S. market, to target new vertical markets effectively in the U.K. and to support expanded operations overall.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new vertical markets for our AutoPart product.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2010.

(b)   Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting in the Company’s second fiscal quarter of the fiscal year ending June 30, 2011 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a materially adverse effect on the consolidated financial position or results of operations of the Company.

On February 17, 2010, Mr. Arthur Blumenthal, a former shareholder of Anderson BDG, Inc., commenced a civil action against the Company, certain subsidiaries, and current and former officers and directors of the Company.  We had previously recorded a liability for $817,000 and recorded an additional expense of $513,000 in the quarter ending March 31, 2010. On April 16, 2010, we settled the litigation with Mr. Blumenthal for $1,250,000. On April 19, 2010, we paid Mr. Blumenthal $350,000 as partial payment of the settlement amount.  The balance of the settlement amount was payable through November 2012 in equal monthly payments of $31,750, which includes interest at 7%.

The liability was repaid in full on December 31, 2010.

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

During the quarter ended December 31, 2010, the Company issued 500,000 shares of the Company’s common stock valued at approximately $70,000 based on the closing market price of the Company’s common stock for previously accrued bonuses.

During the quarter ended December 31, 2010, the Company issued 425,000 shares of common stock to employees as compensation, which was value at approximately $54,000, based on the closing price of the Company’s common stock.

On October 7, 2010, we issued 190,972 shares of common stock to certain directors in lieu of fees, which were valued at $17,000.

On October 8, 2010, we issued 243,619 shares of common stock to certain directors, which were valued at $27,642.

On January 7, 2011, the Company issued 122,768 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $17,000 based on the closing market price of the Company’s common stock.

On January 8, 2011, the Company issued 41,654 shares of common stock to certain directors, which were valued at $6,000, based on the closing market price of the Company’s common stock.

On January 8, 2011, the Company issued 85,038 shares of common stock to certain directors, which were valued at $12,000, based on the closing market price of the Company’s common stock.

On January 8, 2011, the Company issued 116,927 shares of common stock to certain directors, which were valued at $17,000, based on the closing market price of the Company’s common stock.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the first quarter or second quarter of the Company’s fiscal year ending June 30, 2011.

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

MAM Software Group, Inc.

Date: February 8, 2010	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2010	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)