Form 10-K/A
period 2010-06-30
MAM SOFTWARE GROUP, INC.
filed 2011-03-07
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this amendment to our annual report on Form 10-K for the year ended June 30, 2010 to reflect the changes made in response to the comments received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. The changes made to the report include several revisions to the Company’s disclosures under Item 5, Market for Registrant’s Common Equity; Item 9A. Controls and Procedures; Item 10. Directors Executive Officers and Corporate Governance; Item 11 Executive Compensation; Item 13. Certain Relationships and Related Transaction, and Director Independence; Item 15. Exhibits Financial Statement Schedules;

For convenience and ease of reference, we are filing the annual report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended report is as of September 16, 2010, the original filing date of our annual report for the year ended June 30, 2010.

Pursuant to the Rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

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

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Michael Jamieson was appointed to the Board and to the position of interim Chief Executive Officer in February 2010.  He became the Company’s CEO in June, 2010.  Mr. Jamieson previously served as Chief Operating Officer and a director of the Company from December 2005 to March 2007.  Mr. Jamieson has served as Managing Director of MAM’s subsidiary, MAM Software Ltd. (“MAM”), since 2004.  Mr. Jamieson joined MAM in 1991 in its installation and configuration department and has held a number of positions within MAM’s implementation and support departments until his appointment as Department Manager for Workshop and Bodyshop Systems in 1995. Mr. Jamieson was promoted to the position of Associate Director of Workshop and Bodyshop Systems in 2002 before taking his current role as Managing Director of MAM in 2004.

Mr. Jamieson brings to the Board significant expertise in the automotive aftermarket software industry, as well as experience in international business technology and extensive management and operating experience.  Having in excess of 20 years’ experience with the Company, Mr. Jamieson brings unparalleled knowledge of the Company and its operations and understanding the markets the Company operates in as well as the challenges to opening up new markets whether in the United States or elsewhere around the world.

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

Dwight B. Mamanteo became a Director of the Company on March 1, 2007. Mr. Mamanteo serves as the Chairman of the Company’s Compensation Committee and as a member of the Company’s Audit Committee and a member of the Company’s Governance and Nomination Committee. Since November 2004, Mr. Mamanteo has served as a Portfolio Manager at Wynnefield Capital, Inc., a private investment management firm. From April 2009 to November 2010, Mr. Mamanteo served on the Board of Directors of EasyLink Services International Corporation (NasdaqCM: ESIC), a leading global provider of on-demand electronic messaging and transaction services that help companies optimize relationships with their partners, suppliers, customers, and other stakeholders. From December 2007 to November 2008, Mr. Mamanteo served on the Board of Directors and as the Chairman of PetWatch Animal Hospitals, Inc. (a private company), a provider of primary care and specialized services to companion animals through a network of fully-owned veterinary hospitals. From September 2005 to November 2007, Mr. Mamanteo served on the Board of Directors of Sherpa Service Corps, Inc (a private company), a service provider enabling subscribing institutions to accelerate academic and other institutions’ enrollment of international students and facilitating the institutions’ compliance with federal statutory obligations. Prior to joining Wynnefield Capital, Mr. Mamanteo worked in the field of technology for over 10 years in various positions for BEA Systems, VISA International, Ericsson, UNISYS, and as an independent consultant.  Mr. Mamanteo received an M.B.A. from the Columbia University Graduate School of Business and a BS in Electrical Engineering from Concordia University (Montreal).

Mr. Mamanteo brings to the Board valuable business and finance experience, particularly the experience of a professional who has had experience in other industries by virtue of his investing experience as well as related operational experience gained in such technology companies as BEA, Ericsson and UNISYS.

Marcus Wohlrab became a Director of the Company on March 1, 2007. Mr. Wohlrab is the Chairman of the Governance and Nomination Committee and is a member of the Compensation Committee.  From January 2010 to December 2010, Mr. Wohlrab served as the CEO of Barclay Technologies Holding AG. Since December 2010, Mr. Wohlrab serves as the CFO of Barclay Technologies Holding AG. In April 2001, Mr. Wohlrab founded Easting Capital Limited, a company that serves as a placing agent for credit and interest rate securities as well as negotiating public finance deals for large infrastructure projects as well as private companies. Easting Capital has recently been re-launched beginning 2008 with new shareholders and is now known as Clearmond AG registered in Switzerland. From October 2000 to April 2001, Mr. Wohlrab was Executive Vice President Market Development for Easdaq, the pan-European Stock Market for growth companies (later acquired by NASDAQ). From January 1998 to September 2000, he served as Director Europe and Middle East for NASDAQ International. He also founded, built and helped finance WinWatch/WinVista, a software programming entity focused on Internet and Windows security products. He was also Director of Corporate Finance for Modatech Systems, Assistant Director for the Union Bank of Switzerland, Vice President of Sales and Marketing for Paine Webber International, and Vice President for Wood Gundy/CIBC/Oppenheimer. Mr. Wohlrab received a Bachelor of Science degree in Mathematics and Geology from Devon University and is fluent in Italian, French, German and English.

Mr. Wohlrab brings to the Board valuable international business experience in a variety of industries and in geographies that may be critical to expansion plans, particularly markets in both eastern and western Europe.  Mr. Wohlrab also brings an important understanding of the issues facing companies as they seek to expand geographically, particularly in developing markets around the world.

Frederick Wasserman became a Director of the Company on July 17, 2007. Mr. Wasserman is the Chairman of the Audit Committee and is a member of the Governance and Nomination Committee. Mr. Wasserman is President of FGW Partners, LLC, a financial management consulting firm he started, effective as of May 1, 2008. From August 2005 to December 2006, he served as Chief Operating and Chief Financial Officer of Mitchell & Ness Nostalgia Company, a manufacturer of licensed sportswear. From January 2001 to February 2005, he served as President and Chief Financial Officer of Goebel of North America, a subsidiary of the manufacturer of M.I. Hummel products, W. Goebel Porzellanfabrik Company. From December 1995 to January 2001 he served as Vice-President of Finance and Chief Financial Officer of Papel Giftware, serving as the company’s interim president from May 2000 to January 2001. He also brings 13 years of public accounting experience, most notably work with each of Coopers & Lybrand and Eisner & Company. He received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School, and has been a Certified Public Accountant. Mr. Wasserman also serves as a Director for the following companies: Acme Communications, Inc. (chairman- Nominating Committee, member- Audit Committee), Breeze-Eastern Corporation (Chairman- Audit Committee), TeamStaff, Inc. (Chairman- Board of Directors) and Gilman + Ciocia, Inc. (Chairman- Compensation Committee, Member- Audit Committee). From December 2006 to August 2010, Mr. Wasserman served on the Board of Directors of Allied Defense Group (Member-Audit Committee, Ethics and Governance Committee). From July 2007 to August 2010, he served on the Board of Directors of Crown Crafts, Inc.

Mr. Wasserman brings strong audit and accounting credentials to the Board, credentials, which in addition to enabling him to serve as our audit committee chairman and financial expert, also enable him to assure best accounting and financial management practices throughout the Company.  In addition, his experience has a chief financial officer and/or financial consultant at several companies is an invaluable resource for the Board and Company.

Gerald M. Czarnecki  became a lead Director of the Company on August 13, 2008 and Chairman of our Board of Directors on September 23, 2009. Mr. Czarnecki is an ex officio member of each of the Audit Committee, Compensation Committee and Governance and Nomination Committee. Mr. Czarnecki has been the Chairman and CEO of The Deltennium Group, Inc., a privately held consulting and direct investment firm, since its founding in 1995. Since August 2007, Mr. Czarnecki has served as President and CEO of 02Media, Inc., a private organization providing direct response marketing campaign management and infomercial production, educational and branded entertainment TV programming and Internet marketing campaign management. From April 1, 2007 to January 15, 2008, Mr. Czarnecki served as interim President & CEO of Junior Achievement Worldwide, Inc., where he also serves on the board of directors, and as member of the Executive Committee, and Chairman of its Human Resources, Compensation and Pension Committees. Mr. Czarnecki is a member of the Board of Directors of State Farm Insurance Company and is Chairman of the Audit Committee, and a member of the Board of Directors of State Farm Bank and State Farm Fire & Casualty. He is also a member of the advisory board for Private Capital, Inc. and serves as a member of the Board of Trustees of National University and is Chairman of its Investment Committee. In addition he is Chairman of the Board of National Leadership Institute, a nonprofit organization dedication to facilitating quality leadership and governance in nonprofit organizations; Chairman of the National Association of Corporate Directors - Florida Chapter. Mr. Czarnecki holds a B.S. in Economics from Temple University and an M.A. in Economics from Michigan State University, a Doctor of Humane Letters from National University and is a Certified Public Accountant. Mr. Czarnecki is also the author of five books on Leadership and corporate governance. From June 2003 to April 2010, Mr. Czarnecki served on the Board of Directors of Del Global Technology, Inc., where he also served as the Chairman of its Audit Committee. From June 2006 to February 2010, Mr. Czarnecki served on the Board of Directors of Junior Achievement of South Florida, Inc.

Mr. Czarnecki brings to the Board significant experience as a management change agent, corporate leadership, knowledge and experience in the information technology industry, and development of corporate strategy.  His experience at companies as large as IBM or as small as 02 Media have enabled him to understand how to drive best practices across either large or small organizations and creation of a dynamic organization – capable of adapting to the new paradigm of constant change in business.

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

Mr. Lewis brings to the Board significant experience as an early-stage investor, principally in the information technology industry through his position as CEO of Lewis Asset Management.  In addition, his experience in several facets of the financial industry provide him with a unique perspective on the opportunities and challenges facing early stage companies.

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

Corporate Governance Principals and Board Matters

MAM is committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining MAM’s integrity in the marketplace. MAM maintains a code of business conduct and ethics for directors, officers (including MAM’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as our Code of Ethics of Business Conduct. This document is available at www.mamsoftwaregroup/investorrelations/XXXXXX. MAM will post on this website any amendments to the Code of Ethics of Business Conduct or waivers of the Code of Ethics of Business Conduct for directors and executive officers. Stockholders may request free printed copies of the Code of Ethics of Business Conduct, the Corporate Governance Guidelines and the Board committee charters from:
MAM Software Group, Inc.
Attention: Investor Relations
3435 Winchester Road
Allentown, Pennsylvania 18104
(610) 336-9045
www.mamsoftwaregroup.com/investorrelations/XXXXX

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael G. Jamieson, (1) Chief Executive Officer, President and Director	2010	80,428	—	—		—	—	—	—	80,428

Ian Warwick (2)	2010	475,000	—	—		—	—	—	—	—
Former Chief Executive Officer, President	2009	292,828	—	—		—	—	—	—	292,828
and Director	2008	349,195	—	—		—	—	—	—	349,195

Simon Chadwick (3)	2010	356,250	—	—		—	—	—	—	—
Former Chief Operating	2009	218,780	—	—		—	—	—	—	218,780
Officer and Director	2008	259,402	—	—		—	—	—	—	259,402

Charles F. Trapp (4)	2010	220,000	—	—		—	—	—	—	220,000
Executive Vice President,	2009	224,166	—	—		—	—	—	—	224,166
and Chief Financial Officer	2008	214,583	—	75,000	(5)	—	—	—	—	289,583

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

(5)
The amount shown in the “Stock Awards” column reflects the grant date fair value of awards granted during fiscal 2010, 2009 and 2008 measured in accordance with Accounting Standards Codification Topic 718 for stock awards to Mr. Trapp. Stock awards represent an award on May 13, 2008 of 750,000 shares of Common Stock with a grant date closing price of $0.10 per share, of which 34% or 255,000 shares vested immediately on the date of grant. The remaining 66% of the shares or 495,000 shares vest in three equal installments of 165,000 shares on each of the first, second and third anniversaries of the grant date. The shares were not issued pursuant to any existing compensation plan. As a result of changes to the rules relating to these disclosures, the amounts have been revised from the amounts reported in our previous Annual Reports to reflect the grant date fair value of the stock granted, rather than the expense recognized for financial reporting purposes. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2010 and 2009, Note 1 “Stock Based Compensation” and Note 9 “Stockholders Equity” included in this Annual Report on Form 10-K, with respect to valuation assumptions for this stock grant. Mr. Trapp held no other stock or option awards at June 30, 2010 and 2009, respectively.

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

At the time the loans were made, ComVest was not a party related to the Company. Each of these loans were made in the ordinary course of business, were made on the substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectibility or present other unfavorable features.  As a result of the issuance of the Convertible Term Note and the warrants, ComVest became a shareholder of the Company, and currently may be deemed to have beneficial ownership of approximately 8.98%  of the Company’s common stock (including certain warrants held by Commonwealth Associates LP, see below).

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

10.8**
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

10.18	2007 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit D of the Company’s revised Definitive Proxy Statement filed on May 19, 2008).

10.19**	Employment Agreement dated as of December 1, 2008 between the Company and Ian Warwick (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.20**
Employment Agreement dated as of December 1, 2008 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.21**	Employment Agreement dated as of December 1, 2008 between the Company and Simon Chadwick (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.22	May 15, 2008 Waiver and Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.23	September 23, 2008 Waiver and Amendment (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.24	February 10, 2009 Waiver and Amendment (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.25	April 22, 2009 Amendment (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed April 23, 2009).

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

** Complete exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAM Software Group, Inc.

Date: March 7, 2011	By:	/s/Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 7, 2011	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 7, 2011	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 7, 2011	By:	/s/ Gerald M. Czarmecki
Gerald M. Czarnecki
Chairman of the Board, Lead Director, ex officio member of all committees

Date: March 7, 2011	By:	/s/ Frederick Wasserman
Frederick Wasserman
Audit Committee Chair and Director

Date: March 7, 2011	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Compensation Committee Chair and Director

Date: March 7, 2011	By:	/s/ Marcus Wohlrab
Marcus Wohlrab
Governance Committee Chair and Director

Date: March 7, 2011	By:	/s/ W. Austin Lewis IV
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

10.8**
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

10.18	2007 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit D of the Company’s revised Definitive Proxy Statement filed on May 19, 2008).

10.19**	Employment Agreement dated as of December 1, 2008 between the Company and Ian Warwick (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.20**
Employment Agreement dated as of December 1, 2008 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.21**	Employment Agreement dated as of December 1, 2008 between the Company and Simon Chadwick (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.22	May 15, 2008 Waiver and Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.23	September 23, 2008 Waiver and Amendment (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.24	February 10, 2009 Waiver and Amendment (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.25	April 22, 2009 Amendment (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed April 23, 2009).

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

** Complete exhibit filed herewith