Form 10-K/A
period 2010-06-30
MAM SOFTWARE GROUP, INC.
filed 2011-03-11
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

As of December 31, 2009 approximately 83,773,264 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2009, the last business day of the 2nd   fiscal quarter, was approximately $3,604,179 based on the average high and low price of $0.06 for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 85,860,185 shares of its common stock outstanding as of August 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 2 (the “Amendment”) to our annual report on Form 10-K for the year ended June 30, 2010 filed September 16, 2010 and amended pursuant to Amendment No. 1 to our annual report on Form 10-K filed on March 7, 2011 in response to comments from the Commission (the “Original Report”). This Amendment is made solely to provide the website address for our corporate ethics policy contained in Item 10 of Part III of the Original Report. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Item 10 of Part III of the Original Report has been amended and restated in its entirety.

As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Report with the SEC on September 16, 2010, and amended on March 7, 2011 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Report. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Report.

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

 Corporate Governance Principals and Board Matters

MAM is committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining MAM’s integrity in the marketplace. MAM maintains a code of business conduct and ethics for directors, officers (including MAM’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as our Code of Ethics of Business Conduct. This document is available at http://www.mamsoftwaregroup.com/cobeac.pdf. MAM will post on this website any amendments to the Code of Ethics of Business Conduct or waivers of the Code of Ethics of Business Conduct for directors and executive officers. Stockholders may request free printed copies of the Code of Ethics of Business Conduct, the Corporate Governance Guidelines and the Board committee charters from:
MAM Software Group, Inc.
Attention: Investor Relations
3435 Winchester Road
Allentown, Pennsylvania 18104
(610) 336-9045
http://www.mamsoftwaregroup.com/cobeac.pdf

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

MAM Software Group, Inc.

Date: March 11, 2011	By:	/s/Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2011	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 11, 2011	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 11, 2011	By:	/s/ Gerald M. Czarmecki
Gerald M. Czarnecki
Chairman of the Board, Lead Director, ex officio member of all committees

Date: March 11, 2011	By:	/s/ Frederick Wasserman
Frederick Wasserman
Audit Committee Chair and Director

Date: March 11, 2011	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Compensation Committee Chair and Director

Date: March 11, 2011	By:	/s/ Marcus Wohlrab
Marcus Wohlrab
Governance Committee Chair and Director

Date: March 11, 2011	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV
Compensation Committee Member and Director