Form 10-Q
period 2011-03-31
MAM SOFTWARE GROUP, INC.
filed 2011-05-03
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2011

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
Yes ☐   No ☒

The registrant has 14,117,819 shares of common stock outstanding as of May 2, 2011.

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

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Balance Sheets
(In   thousands,   except   share   and   per   share   data)

	March 31,	June 30,
	2011	2010
	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,251	$1,196
Accounts receivable, net of allowance of $137 and $192	3,042	2,520
Inventories	299	366
Prepaid expenses and other current assets	882	371
Total Current Assets	6,474	4,453

Property and Equipment, net	819	856

Other Assets
Goodwill	9,338	8,924
Amortizable intangible assets, net	2,273	2,757
Software development costs, net	1,426	1,520
Other long-term assets	87	49
TOTAL ASSETS	$20,417	$18,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,599	$1,551
Accrued expenses and other	2,328	1,758
Payroll and other taxes	209	364
Current portion of settlement liability	-	326
Derivative liabilities	696	291
Current portion of long-term debt	765	5,000
Current portion of deferred revenue	512	641
Sales tax payable	768	598
Income tax payable	726	659
Total Current Liabilities	7,603	11,188

Long-Term Liabilities
Deferred revenue, net of current portion	218	345
Deferred income taxes	246	642
Settlement liability, net of current portion	-	525
Long-term debt, net of current portion	1,288	168
Other	326	359
Total Liabilities	9,681	13,227

Commitments and contingencies

Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding, respectively	–	–
Common stock: Par value $0.0001 per share; 150,000,000 shares authorized, 14,094,577 and 8,486,288 shares issued and outstanding, respectively	1	1
Additional paid-in capital	33,066	29,510
Accumulated other comprehensive loss	(471)	(768)
Accumulated deficit	(21,860)	(23,411)
Total Stockholders' Equity	10,736	5,332
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,417	$18,559

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues	$6,116	$5,550	$18,867	$18,508
Cost of revenues	2,600	2,492	7,921	7,926
Gross profit	3,516	3,058	10,946	10,582

Operating expenses
Research and development	792	754	2,344	2,361
Sales and marketing	533	493	1,620	1,757
General and administrative	1,114	1,746	3,089	4,973
Depreciation and amortization	275	276	814	847
Total operating expenses	2,714	3,269	7,867	9,938

Operating income (loss)	802	(211)	3,079	644

Other income (expense)
Interest expense	(59)	(314)	(594)	(1,044)
Change in fair value of derivative liabilities	(175)	(62)	(339)	253
Gain on settlement of liability	-	-	52	50
Other, net	-	-	-	(1)
Total other expense, net	(234)	(376)	(881)	(742)

Income (loss) before provision for income taxes	568	(587)	2,198	(98)
Provision for income taxes	117	132	647	778
Net income (loss)	451	(719)	1,551	(876)

Foreign currency translation gain (loss)	258	(437)	297	(545)
Total comprehensive income (loss)	$709	$(1,156)	$1,848	$(1,421)

Earnings (loss) per share attributed to common stockholders - basic	$0.03	$(0.09)	$0.13	$(0.10)
Earnings (loss) per share attributed to common stockholders - diluted	$0.03	$(0.09)	$0.13	$(0.10)

Weighted average shares outstanding - basic	13,916,628	8,402,814	11,680,071	8,376,131
Weighted average shares outstanding - diluted	14,153,503	8,402,814	11,828,744	8,376,131

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Nine Months Ended
	March 31,	March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$1,551	$(876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Bad debt expense	32	127
Depreciation and amortization	813	847
Amortization of debt discount and debt issuance cost	93	428
Fair value of stock issued for services	224	51
Gain on settlement of liability	(52)	(50)
Deferred income taxes	(396)	(170)
Change in fair value of derivative liabilities	339	(253)
Fair value of warrants issued for settlement of service agreement	-	36

Changes in assets and liabilities
Accounts receivable	(421)	(596)
Inventories	89	(50)
Prepaid expenses and other assets	(551)	3
Accounts payable	(14)	278
Accrued expenses and other liabilities	(427)	1,298
Deferred revenue	(287)	(515)
Taxes payable	94	(5)

Net cash provided by operating activities	1,087	553

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

Cash flows from investing activities :
Purchase of property and equipment	(81)	(69)
Capitalized software development costs	(14)	(69)
Net cash used in investing activities	(95)	(138)

Cash flows from financing activities:

Proceeds from sale of common stock, net of issuance costs	3,194	-
Proceeds from exercise of warrants	3	-
Proceeds from the issuance of debt, net of issuance costs	2,076	-
Payments on debt	(5,320)	(719)
Net cash used in financing activities	(47)	(719)

Effect of exchange rate changes	110	98
Net increase (decrease) in cash and cash equivalents	1,055	(206)
Cash and cash equivalents, beginning of period	1,196	1,663
Cash and cash equivalents, end of period	$2,251	$1,457

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$502	$601
Income taxes	$1,000	$414

Supplemental disclosures of non-cash investing and financing activities :
Cumulative effect to retained earnings due to adoption of accounting standard	$-	$461
Cumulative effect to additional paid-in-capital due to adoption of accounting standard	$-	$868
Cumulative effect to debt discount due to adoption of accounting standard	$-	$310
Issuance of stock options in settlement of accrued liabilities	$134	$-
Issuance of common stock in settlement of accrued liabilities	$70	$-
Reclassification of non-employee warrants from additional paid-in-capital to derivative liabilities	$338	$-
Reclassification of non-employee warrants from derivative liabilities to Additional paid-in-capital	$(272)	$-

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

On March 25, 2011, (“the Effective Date”), the Company amended its Certificate of Incorporation to effectuate a one-for-one hundred reverse stock split, followed by a ten-for-one forward stock split. Pursuant to this transaction, every 100 shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Immediately thereafter, a forward stock split was undertaken whereby each share of Common Stock was converted into 10 shares of Common Stock. Stockholders owning fewer than 100 shares of Common Stock whose interests were converted into fewer than 1 share of Common Stock pursuant to the reverse split, were converted into the right to receive an amount equal to the average daily closing price per share of the Common Stock on the OTC Bulletin Board for the five trading days immediately before and including the Effective Date, without interest. Stockholders who held 100 or more shares as of the Effective Date received fractional shares in the reverse split and were not cashed out. Any fractional shares held after the ensuing forward split were rounded up to the nearest whole share. All share numbers and per share amounts in the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to give effect to the stock split.

Effective March 25, 2011 approximately 13,915,000 shares of Company Common Stock were outstanding.

Operating results for the three and nine months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the SEC on September 15, 2010.   The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2.          BASIS OF PRESENTATION

MAM is a former subsidiary of Auto Data Network, Inc. (“ADNW”), a publicly traded company, the stock of which is currently traded on the pink sheets under the symbol ADNW.PK. On November 24, 2008, ADNW distributed a dividend of the 7,125,000 shares of MAM common stock that ADNW owned at such time in order to complete the previously announced spin-off of MAM’s businesses.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
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

Reclassifications

Certain amounts in the June 30, 2010 and March 31, 2011 consolidated financial statements have been reclassified to conform to the current year presentations.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance deposit coverage, effective December 31, 2010, the FDIC is providing temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012.  At March 31, 2011 and June 30, 2010, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the U.S., the Company maintains its cash accounts at financial institutions which it believes to be credit worthy. Bank accounts maintained outside the U.S. are not insured by FDIC Insurance limits.

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

No customers accounted for more than 10% of the Company’s revenue for the three and nine month periods ended March 31, 2011.  No customers accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2010 and one customer accounted for 11.5% of the Company’s revenue for the nine month period ended March 31, 2010.

No customers accounted for more than 10% of the Company’s accounts receivable at March 31, 2011 and June 30, 2010.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis.  The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 25% of its revenues from the U.S., 1% from Canada and 74% from its U.K. operations during the three months ended March  31, 2011, compared to 27% of its revenues from the U.S., 1% from Canada and 72% from  its U.K. operations during the three months ended March 31, 2010.

The Company derived 25% of its revenues from the U.S., 1% from Canada and 74% from its U.K. operations during the nine months ended March 31, 2011 compared to 25% of its revenues from the U.S., 1% from Canada and 74% from its U.K. operations during the nine months ended March 31, 2010. At March 31, 2011, the Company maintained 67% of its net property and equipment in the U.K. and the remaining 33% in the U.S.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to collectability of accounts receivable, the realizability of inventories, the fair value of investments in available-for-sale securities, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities, the valuation of derivative liabilities, and the estimated value of warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in available-for-sale securities, accounts receivable, accounts payable, accrued expenses and debt instruments.

Fair Value Measurements

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Available-for-Sale Securities

Management determines the appropriate classification of its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income (loss), net of tax. At March 31, 2011 and June 30, 2010, investments consist of corporate stock with a carrying value of $0.  During the year ended June 30, 2009, the Company wrote down its investment in available-for-sale securities to $0, which is now the Company’s new cost basis in the securities. In the event the fair value of the securities increases, the Company will not recognize any gain on the securities unless they are sold.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of operations and comprehensive income (loss). Depreciation and amortization expense was $51,000 and $51,000 for the three months ended March 31, 2011 and 2010, respectively, and $146,000 and $154,000 for the nine months ended March 31, 2011 and 2010, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of: the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenues  for  that  product:  and,  the straight-line method  over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the recorded loss of the Company. Amortization expense was $44,000 and $47,000 for the three months ended March 31, 2011 and 2010, respectively, and $131,000 and $153,000 for the nine months ended March 31, 2011 and 2010, respectively.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $179,000 and $178,000 for the three months ended March 31, 2011 and 2010, respectively, and $537,000 and $540,000 for the nine months ended March 31, 2011 and 2010, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not to be amortized but rather are tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of March 31, 2011, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the nine months ended March 31, 2011, goodwill activity was as follows:

Balance, July 1, 2010	$8,924,000
Effect of exchange rate changes	414,000
Balance, March 31, 2011	$9,338,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2011, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Issuance of Stock to Non-Employees for Non-Cash Consideration

All issuances of the Company’s equity instruments to non-employees are measured at fair value based upon either the market value of the equity instruments issued or the value of consideration received, whichever is more readily determinable. The majority of stock issuance for non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the equity instruments on the dates issued.

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

Stock-Based Compensation

For valuing stock option awards, the Company has elected to use the Black-Scholes Merton (“Black-Scholes”) option pricing valuation model.  For the expected term, the Company has historically used a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant U.S. Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (the “LTIP”). The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in Fiscal 2010 and Fiscal 2011, and issued stock options to employees in Fiscal 2011 under this plan (see Note 7).

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2011 and 2010, advertising expense totaled $21,000 and $5,000, respectively. For the nine months ended March 31, 2011 and 2010, advertising expense totaled $51,000 and $37,000, respectively.

Gain on Extinguishment of Liability for Services

The Company realized $52,000 of income from a settlement with a creditor for the nine months ended March 31, 2011, which is included in other income (expense) in the accompanying condensed statements of operations and comprehensive income (loss) (see Note 6.)

The Company realized $50,000 of income from a settlement with a creditor for the nine months ended March 31, 2010, which is included in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $258,000 and ($437,000) for the three months ended March 31, 2011 and 2010, respectively, and $297,000 and ($545,000) for the nine months ended March 31, 2011 and 2010, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended March 31, 2011 and 2010, the components of comprehensive income (loss) consist of changes in foreign currency translation gains (losses).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in the income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at March 31, 2011 and June 30, 2010, and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended March 31, 2011.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three and nine months ended March 31, 2011, there were 236,875  and 148,673 common shares common share equivalents included in the computation of diluted earnings per share. For the three and nine months ended March 31, 2010 a total of 2,179,814 common stock purchase warrants and debt convertible into 336,135 shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The following tables present the computation of the basic and diluted earnings per share of the three and nine months ended March 31, 2011.

Three Months Ended March 31, 2011	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$451,000		-
Earnings available to common stockholders	451,000	13,916,628	$0.03

Effect of dilutive securities:
Options and warrants	-	236,875	-
Diluted EPS:
Earnings available to common stockholders plus assumed exercises	$451,000	14,153,503	$0.03

Nine Months Ended March 31, 2011	Numerator (Income)	Denominator (Shares)	Per Share Amount
Basic EPS:
Net income	$1,551,000		-
Earnings available to common stockholders	1,551,000	11,680,071	$0.13

Effect of dilutive securities:
Options and warrants	-	148,673	-
Diluted EPS:
Earnings available to common stockholders plus assumed exercises	$1,551,000	11,828,744	$0.13

Derivative Liabilities

On July 1, 2009, the Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock.  The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of the adoption, 508,334 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an average exercise price of $1.43 and expiration dates of December 31, 2013. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and recorded the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in December 2007. On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $868,000 to derivative liabilities, increased  the debt discount and derivative liabilities by a gross amount of approximately $310,000, decreased accumulated deficit by approximately $619,000 for the change in fair value of derivative liabilities for the period from December 2007 through June 30, 2009 and increased accumulated deficit by approximately $158,000 for additional amortization of debt discount for the period from December 2007 through June 30, 2009.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The fair value of the common stock purchase warrants was $696,000 at March 31, 2011.  The fair value of the common stock purchase warrants was $291,000 and the embedded conversion feature was $0 on June 30, 2010. The total value of these warrants increased from $291,000 to $696,000 for the nine months ended March 31, 2011.  During the three months ended December 31, 2010, the Company repaid the convertible term loan (see Note 5) thus eliminating the embedded conversation feature. As such, the Company recognized a loss of approximately $173,000 and $405,000 from the change in fair value of these warrants for the three and nine months ended March 31, 2011.

On December 2, 2010 the Company accounted for all unexercised stock purchase warrants as derivative liabilities because if all outstanding options and warrants were exercised there would be insufficient authorized shares to fulfill the request.  As of that date, additional paid-in-capital was reduced by $338,000 and derivative liabilities were increased by $338,000.  As of January 21, 2011, 3,563 warrants exercisable at $0.80 were exercised using the cashless exercised provision of the warrant agreement. The average closing price for the prior five days was $1.60 and 1,781 shares of common stock were issued. As a result of this exercise, $4,994 was reclassified to additional paid-in-capital from derivative liabilities. As of February 11, 2011, 3,563 warrants were exercised for $2,850 and 3,563 shares of common stock were issued and $5,318 was reclassified to additional paid-in-capital from derivative liabilities. The fair value of the remaining unexercised warrants was $262,000 as of March 25, 2011 and the Company recorded earnings of $0 for the three month and $67,000 for the nine month periods for these warrants.

Effective March 25, 2011, the Company completed a reverse/forward stock split and reduced the number of shares outstanding from approximately 139,150,000 to 13,915,000 and no longer accounted for outstanding options and unexercised stock purchase warrants as derivative liabilities. The Company had sufficient authorized shares available for the exercise of all outstanding options and stock purchase warrants.

As of March 25, 2011, additional paid in capital was increased by $262,000 and derivative liabilities were reduced by $262,000.

All future changes in the fair value of these warrants will be recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using Black-Scholes and the following assumptions:

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	March 31,	June 30,
	2011	2010

Annual dividend yield	0.0%	0.0%

Average expected life (years)	0.17-4.0	0.42-3.50

Risk-free interest rate	.16%-1.79%	0.39%-2.65%

Expected volatility	87%-151%	82%-137%

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

Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$696,000	$696,000

Total	$-	$-	$696,000	$696,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of June 30, 2010	$291,000
Warrants reclassified from additional paid-in-capital to derivative liabilities	338,000
Warrants reclassified from derivative liabilities to additional paid-in-capital	(272,000)
Change in fair value of derivative liabilities	339,000
Balance as of March 31, 2011	$696,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended March 30, 2011 and 2010, respectively.

 MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3. TRANSACTIONS WITH FORMER PARENT COMPANY

On November 24, 2008, ADNW distributed a dividend of the 7,125,000 shares of the Company’s common stock that ADNW owned at such time in order to complete the spin-off of then-Aftersoft businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 6.864782 shares of the Company’s common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of the Company’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, the Company is no longer a subsidiary of ADNW.

ADNW attempted to settle an old outstanding obligation of ADNW of $775,000 with Mr. Arthur Blumenthal, a former employee of the Company (see Note 6) for 4,440,000 shares of ADNW common stock. The value of the shares declined and Mr. Blumenthal elected not to accept the ADNW shares as full compensation, and later demanded that the Company settle ADNW’s liability with additional or different consideration. In April 2008, the Company accepted the 4,440,000 shares from ADNW valued at $484,000 in exchange for attempting to settle ADNW’s liability. The difference between the value of the ADNW shares and the amount of ADNW’s initial obligation of $291,000 was recorded as general and administrative expense in the consolidated statement of operations and comprehensive income (loss) during such period.  In February 2010, Mr. Blumenthal commenced a civil action against the Company and on April 2010, a settlement agreement was entered into with respect to such civil action (See Note 6).

During the year ended June 30, 2009, the Company liquidated 5,231,633 common shares of ADNW for net proceeds of $842,000, and issued 2,000,000 common shares of ADNW in settlement of ADNW obligations. As a result of the Company’s ownership of certain ADNW securities, the Company received approximately 1,396,530 shares of its own common stock in connection with the spin-off dividend distribution.  On December 31, 2008, the Company retired 1,372,212 (which number has been adjusted for the reverse/forward stock split effective March 25, 2011) of the shares. The remaining 24,319 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 5. LONG -TERM DEBT

Long-term debt consists of the following as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
	(unaudited)
HSBC term loan	$1,841,000	$-
ComVest term loan, net of debt discount of $0 and $71,000, respectively	-	3,912,000
ComVest revolver	-	1,000,000
Secured notes	199,000	243,000
Other notes	13,000	13,000
	2,053,000	5,168,000
Less current portion	(765,000)	(5,000,000)
Long term portion	$1,288,000	$168,000

HSBC Bank plc.

On October 25, 2010, MAM Ltd., entered into a three-year term loan agreement with HSBC Bank plc. (“HSBC”) as lender (the “HSBC Term Loan”). The HSBC Term Loan provides for £1,324,550 (approximately $2.0 million at the exchange rate on October 25, 2010) with a term of three years from the date the HSBC Term Loan is first drawn down. The HSBC Term Loan is repayable in thirty-six (36) monthly installments, inclusive of interest, together with such sums in the final month to discharge the balance of the HSBC Term Loan. The proceeds of the HSBC Term Loan were used to fully repay the residual balance of the credit facility due to ComVest Capital LLC (“ComVest”) from the Company (see below).

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at March 31, 2011. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event of the Term Loan being refinanced to another lender.

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of approximately $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $7,000 and $16,000 for the three and nine months ended March 31, 2011.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

ComVest Loan Agreement

On October 26, 2010, the Company repaid in full the ComVest Revolving Credit and Term Loan Agreement (the “Loan Agreement”) from the proceeds from the HSBC Term Loan.

On December 21, 2007, the Company entered into a Loan Agreement with ComVest Capital LLC (“ComVest”), as lender, pursuant to which ComVest agreed to extend a $1,000,000 secured revolving Credit Facility and a $5,000,000 Term Loan. The Loan Agreement contained customary affirmative and negative covenants, which included maximum limits for capital expenditures per fiscal year, and ratios for liquidity. In connection with obtaining a waiver for a violation of loan covenants at March 31, 2008, the Company reduced the exercise price from $3.125 per share to $1.10 per share for one million warrants held by ComVest (see below), recognizing the incremental fair value of the modified warrants of $24,000 as additional interest expense.

As of June 30, 2008, in connection with obtaining a waiver for a violation of loan covenants, the Company and ComVest amended the Loan Agreement and modified certain covenants. The cash flow ratio coverage was reduced and the lender agreed to extend from January 1, 2009 until January 1, 2010 the start of the loan amortization. As part of the amendment, ComVest required the Company to reduce the exercise price from $3.90 to $1.10 for 200,000 warrants held by ComVest (see below). The incremental fair value of the modified warrants was $15,000, which was recorded as an additional debt discount and was being amortized over the remaining life of the term loan. As of December 31, 2008, in connection with obtaining a waiver for violation of certain loan covenants, the Company and ComVest agreed to increase the interest rate on the $1,000,000 Credit Facility (described below) from 9.5% to 11%. The amendment did not meet the requirements of a Modification or Exchange of Debt Instruments, therefore no adjustment to the condensed consolidated financial statements was required. Pursuant to a waiver and amendment, the annual interest rate was restored to 9.5% as the Company became compliant with the covenant as of the close of the quarter ended on March 31, 2009.

As of March 31, 2010, the Company did not meet the required ratio of (a) Earnings Before Interest Depreciation, and Amortization, minus capital expenditures incurred to (b) debt service (all interest and principal payments) (“Debt Service”) (the “EBIDA Ratio”) of 1.25:1 as required by the Loan Agreement.    The Company’s failure to maintain this ratio constituted an event of default under the terms of the Loan Agreement. Under the terms of the Loan Agreement, if any event of default occurs, the full principal amount of the Note, together with interest and other amounts owing in respect thereof, to the date of acceleration became, at ComVest’s election, immediately due and payable in cash.  On June 2, 2010, the Company paid ComVest a Forbearance Fee of $25,000 to waive the default until June 20, 2010 and on June 17, 2010,  ComVest raised the interest rate from 9.5% to 13.5%, for the Revolving Credit Note and from 11% to 16% for the Term Note.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The above-mentioned fees are included in interest expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended March 31, 2011, respectively. On October 26, 2010, the Company repaid in full the ComVest Loan Agreement from the proceeds from the HSBC Term Loan.

Credit Facility and Revolving Credit Note. Pursuant to the terms of the Loan Agreement, the Credit Facility became available on December 21, 2007 (the “Closing Date”), and the initial maturity date was November 30, 2009.  The Company had the option of extending the maturity date of the Credit Facility for one additional year, through November 30, 2010 upon written notice to ComVest provided that no default or event of default have occurred and was continuing at that time, and provided that the maturity date of the Credit Facility had not been accelerated due to prepayment in full of the Term Loan.  On September 9, 2009,  the Company notified ComVest of its election to extend the maturity date of the credit facility to November 30, 2010.

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
March 31, 2011
(Unaudited)

The Term Loan was evidenced by a Convertible Term Note (the “Term Note”) issued by the Company on the Closing Date, and payable to ComVest in the principal amount of $5,000,000. The Term Note bore interest at a rate of eleven percent (11%) per annum, except that during the continuance of any event of default, the interest rate was increased to sixteen percent (16%).

As amended (see ”ComVest Loan Agreement” above), the Term Note was repayable in 10 equal monthly installments of approximately $208,333, payable on first day of each calendar month commencing  January 1, 2010 through November 1, 2010, with the balance of $2,916,667 due on November 30, 2010. The Company had the option to prepay the principal balance of the Term Note in whole or in part, at any time, upon 15 days’ prior written notice. The Company was required to prepay the Term Loan in whole or part under certain circumstances. In the event that the Company prepaid all or a portion of the Term Loan, the Company ordinarily paid a prepayment premium in an amount equal to (i) three percent (3%) of the principal amount being prepaid if such prepayment was made or was required to be made on or prior to the second anniversary of the Closing Date, and (ii) one percent (1%) of the principal amount being prepaid if such prepayment was made or was required to be made subsequent to the second anniversary of the Closing Date.

The principal and interest payable on the Term Note was convertible into shares of the Company’s common stock at the option of ComVest.  In addition, the Company may have required conversion of the principal and interest under certain circumstances.   The initial conversion price was $15.00 per share.   The number of shares issuable upon conversion of the Term Note (the “Conversion Shares”), and/or the conversion price, may have been proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of Conversion Shares, and/or the conversion price may have been adjusted in the event of certain sales or issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Term Note was outstanding, at an effective price per share which was less than the then-effective conversion price of the Term Note.

The conversion price for the Term Note was $15.00 and subsequently was reduced to $14.50, as a result of certain anti-dilution protection contained therein following the issuance by the Company of additional shares of common stock and common stock equivalents.

The Company incurred a closing fee of $100,000 in connection with the Term Loan. In connection with the Credit Facility, the Company had agreed to pay an annual commitment fee of $15,000, on December 1 of each year, commencing December 1, 2008, and on any termination date (pro-rated, if applicable), that the Credit Facility was in effect, as well as a collateral monitoring and administrative fee of $1,500 per month. The expenses of the Loan Agreement were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were allocated between debt issuance costs and debt discount. The debt issuance costs of $478,000 were recorded on the date of entering into the agreement in other assets in the accompanying consolidated balance sheets and are being amortized and charged to interest expense over the term of the loan using the effective interest method. The balance of the debt issuance costs was $0 as of March 31, 2011.  Amortization of the debt issuance costs was $0 for the three and nine months ended March 31, 2011, respectively, and $25,000 and $114,000 for the three and nine months ended March 31, 2010, respectively. A debt discount of $163,000 was recorded in the consolidated balance sheet on the date of entering into the agreement as a reduction in the carrying value of the debt, and was amortized and charged to interest expense over the term of the loan using the effective interest method. The Company also  issued  warrants to  ComVest to  purchase  shares  of the Company’s Common Stock (see below). The relative fair value of these warrants was approximately $868,000 and recorded in the debt discount. Additionally, due to the adoption of the accounting standard that provided guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock, effective July 1, 2009, the Company recorded an additional $310,000 of debt discount as if incurred on the date of the agreement (see Note 2).  The balance of the debt discount was $0 as of March 31, 2011.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Warrants. In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s Common Stock, exercisable after the Closing Date and expiring December 31, 2013: a) Warrant to purchase 100,000 shares of common stock at an exercise price of $3.125 per share; b) Warrant to purchase 200,000 shares of common stock at an exercise price of $3.90 per share; and c) Warrant to purchase 208,334 shares of common stock at an exercise price of $3.625 per share; (each, a “Warrant”) (the 508,334 shares collectively issuable upon exercise of the Warrants are referred to herein as the “Warrant Shares”).  The exercise prices of certain of these warrants were amended, as described under “ComVest Loan Agreement” above.   The relative fair value of the Warrant Shares was $868,000 using a Black-Scholes valuation model and also contains a cashless exercise feature.  The warrant valuation was computed using a 3.5% risk-free interest rate, a 99% volatility and a six-year life. The value of the Warrant Shares was included in debt discount, was recorded in the consolidated balance sheet as a reduction in the carrying value of the debt, and was amortized and charged to interest expense over the term of the loan using the effective interest method.

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

As a result of the additional shares issued in the Rights Offering, completed on October 15, 2010, the exercise price for 208,333 ComVest Warrants were reduced from $3.52 per share to $2.45 per share and the exercise price for 300,000 ComVest Warrants were reduced from $1.07 per share to $0.92 per share.

The Company issued warrants to purchase 25,000 shares of common stock as compensation to a consultant for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $42,000 using Black-Scholes and were included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a six-year life.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Amortization of debt discount was $0 and $114,000, and amortization of debt issuance costs was $0 and $22,000, for the three months ended March 31, 2011 and 2010, respectively. Amortization of debt discount was $71,000 and $314,000, and amortization of debt issuance costs was $7,000 and $114,000 for the nine months ended March 31, 2011 and 2010, respectively.  The unamortized debt discount related to the debt issuance costs, the warrants and the conversion feature was $0, $113,000 and $28,000, respectively.

Secured Notes

The Company has secured notes totaling $199,000 payable over 6 to 42 months with monthly payments of $4,340 and quarterly payments of $6,586 which will mature through 2014.  The notes bear interest rates of 5.49% to 9.54% and are secured by leasehold improvements and equipment with a carrying value of $328,000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a material adverse effect on the consolidated financial position or results of operations of the Company.

On February 17, 2010, Mr. Arthur Blumenthal, a former employee of the Company and a former shareholder of Anderson BDG, Inc., commenced a civil action against the Company, certain subsidiaries, and current and former officers and directors of the Company.  Mr. Blumenthal’s lawsuit against the Company’s former parent ADNW, emanated from an agreement Mr. Blumenthal had with a subsidiary of the Company, ASNA (f/k/a CarParts Technologies, Inc.) for the purchase of Anderson BDG, which had not been settled although it was past due. The Company had previously recorded a liability for $817,000 and recorded an additional expense of $513,000 in the quarter ended March 31, 2010. On April 16, 2010, the Company settled the litigation with Mr. Blumenthal for $1,250,000. On April 19, 2010, the Company paid Mr. Blumenthal $350,000 as partial payment of the settlement amount.  The balance of the settlement amount was payable through November 2012 in equal monthly payments of $31,750, which included interest at 7%.

On December 31, 2010, the Company entered into an agreement with Mr. Blumenthal to prepay, at a discount, the balance of the obligation owed to him under the settlement entered into on April 16, 2010.  As a result of the settlement, the Company paid $670,000 as opposed to the remaining liability of approximately $722,000, and recorded a gain on the settlement of approximately $52,000.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

As of January 21, 2011, 3,563 warrants exercisable at $0.80 were exercised using the cashless exercised provision of the warrant agreement. The average closing price for the prior five days was $1.60 and 1,781 shares of common stock were issued.

As of February 11, 2011, 3,563 warrants were exercised for $0.80 per share generating $2,850 and 3,563 shares of common stock were issued.

Common Stock

On March 25, 2011, (“the Effective Date”), the Company amended its Certificate of Incorporation to effectuate a one-for-one hundred reverse stock split, followed by a ten-for-one forward stock split. Pursuant to this transaction, every 100 shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Immediately thereafter, a forward stock split was undertaken whereby each share of Common Stock was converted into 10 shares of Common Stock. Stockholders owning fewer than 100 shares of Common Stock, whose interests were converted into fewer than 1 share of Common Stock pursuant to the reverse split, were converted into the right to receive an amount equal to the average daily closing price per share of the Common Stock on the OTC Bulletin Board for the five trading days immediately before and including the Effective Date, without interest. Stockholders who held 100 or more shares as of the Effective Date received fractional shares in the reverse split and were not cashed out. Any fractional shares held after the ensuing forward split were rounded up to the nearest whole share.

As of the Effective Date, pursuant to this corporate action, approximately 13,915,000 shares of Company Common stock are currently outstanding.

On October 15, 2010, the Company closed its Rights Offering.  The Rights were issued to the holders of the Common Stock outstanding on the Record Date of September 7, 2010 and enabled holders to purchase 0.6 of a share for each share of Common Stock owned for $0.65 per share.  The Company raised approximately $3,194,000, net of expenses of approximately $154,000 and issued 5,151,347 shares of common stock.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

During the quarter ended September 30, 2008, the Company approved the issuance of 48,300 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  On July 6, 2009, the Company issued 3,654 shares of common stock to certain directors, which were valued at $4,000. On October 6, 2009, the Company issued 3,863 shares of these awards, which were valued at $4,000. On January 6, 2010, the Company issued 3,863 shares valued at $3,000.  On April 6, 2010, the Company issued 3,863 shares of these awards, which were valued at $3,000. On July 7, 2010, the Company issued 4,166 shares of these awards, which were valued at $3,000.  On October 8, 2010, the Company issued 4,166 shares of common stock to certain directors, which were valued at $3,000, based on the closing market price of the Company’s common stock on the dated issued. On January 8, 2011, the Company issued 4,166 shares which were valued at $6,000 based on the closing market price of the Company’s common stock on the date issued.

During the quarter ended September 30, 2009, the Company approved the issuance of 115,682 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  On October 6, 2009, the Company issued 8,665 shares of these awards, which were valued at $9,000, based on the closing market price of the Company’s common stock.  On January 6, 2010, the Company issued 7,815 shares of these awards, which were valued at $5,000, based on the closing market price of the Company’s common stock.

On April 6, 2010, the Company issued 8,365 shares of these awards, which were valued at $6,000.  On July 7, 2010, the Company issued 8,504 shares of these awards, which were valued at $7,000, based on the closing market price of the Company’s common stock. On October 8, 2010, the Company issued 8,504 shares of common stock to certain directors, which were valued at $7,000, based on the closing market price of the Company’s common stock on the dated issued. On January 6, 2011, the Company issued 8,504 shares of common stock to certain directors which were valued at $12,000 based on the closing market price of the Company’s common stock.

On September 30, 2009, the Company issued 14,913 shares of common stock to certain directors in lieu of quarterly cash compensation fees, which were valued at $15,000, based on the closing market price of the Company’s common stock.

On July 6, 2010, the Company issued 21,485 shares of common stock to certain directors in lieu of quarterly cash compensation, which were valued at approximately $17,000, based on the closing market price of the Company’s common stock.

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

On July 16, 2010, the Company issued 65,577 shares of common stock to certain officers in lieu of compensation, which were valued at approximately $52,000, based on the closing price of the Company’s common stock.

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  On October 8, 2010, the Company issued 11,693 shares of common stock to certain directors, which were valued at approximately $10,000, based on the closing market price of the Company’s common stock. On January 8, 2011, the Company issued 11,693 shares of common stock to certain directors, which were valued at $17,000, based on the closing market price of the Company’s common stock.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

On October 7, 2010, the Company issued 19,098 shares of common stock to certain directors in lieu of quarterly cash compensation, which were valued at approximately $17,000, based on the closing market price of the Company’s common stock.

During the quarter ended December 31, 2010, the Company issued 50,000 shares of the Company’s common stock, valued at approximately $70,000, based on the closing market price of the Company’s common stock for previously accrued bonuses.

During the quarter ended December 31, 2010, the Company issued 42,500 shares of common stock to employees as compensation, valued at approximately $54,000, based on the closing price of the Company’s common stock.

During the quarter ended December 31, 2010, the Company issued 130,000 stock options to employees for previously accrued bonuses. The exercise price of these options was $0.65 per share.   The fair value of the option shares on the grant date was $134,000 using Black-Scholes.  The options valuation was computed using a 0.63% risk-free interest rate, a 92% volatility and a one-year life.

On January 7, 2011, the Company issued 12,277 shares of common stock to certain directors in lieu of quarterly cash compensation, which shares were valued at approximately $17,000 based on the closing market price of the Company’s common stock

Preferred Stock

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

On March 28, 2011, the Company entered into exchange agreements (collectively, the "Exchange Agreements") with all the holders of shares of the Company's Series A Convertible Preferred Stock. Under the Exchange Agreements, the holders agreed to exchange all of their shares of Series A Preferred Stock for shares of the Company's common stock, $0.0001 par value ("Common Stock"), at an exchange ratio of one share of Common Stock for ten shares of Series A Preferred Stock (the "Exchange"). The Company issued 179,270 shares of Common Stock to eight existing Series A Preferred stockholders in exchange for all of the previously outstanding 1,792,662 shares of Series A Preferred Stock. The Common Stock was issued in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933 as amended exempting any security exchanged by an issuer exclusively with its existing security holders in a transaction where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  As a result of the reverse/forward split, the Company obtained the shares required for the issuance to the warrant pursuant to the exchange without need for an increase in authorized shares,

NOTE 8. SUBSEQUENT EVENTS

On April 6, 2011, the Company issued 3,824 shares of common stock to certain directors in lieu of quarterly cash compensation, which were valued at approximately $6,500 based on the closing market price of the Company’s common stock, April 1, 2011.

On April 7, 2011, the Company issued 4,167 shares of common stock to certain directors as part of  their routine quarterly compensation, which were valued at $6,700, based on the closing market price of the Company’s common stock on the date of the grant, July 1, 2008.

On April 7, 2011, the Company issued 9,054 shares of common stock to certain directors as part of their quarterly compensation, which were valued at $10,000, based on the closing market price of the Company’s common stock on the date of the grant, July 1, 2009.

On April 7, 2011, the Company issued 11,693 shares of common stock to certain directors as part of their quarterly compensation, which were valued at $9,300, based on the closing market price of the Company’s common stock on the date of the grant, July 1, 2010.

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

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the three months ended March 31, 2011, we generated revenues of $6,116,000 and had net income of $451,000, 74% of these revenues came from the U.K. market.  In the nine months ended March 31, 2011, we generated revenues of $18,867,000 with income of $1,551,000.  Approximately 74% of these revenues come from the U.K. market.

We are headquartered in Barnsley, U.K. and maintain additional offices for our U.S. operating subsidiary in Dana Point, California, and Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Barnsley, Northampton and Wareham.

The software that we sell is mainly a Microsoft WindowsTM based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we support in the U.S. cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Autopart product to new prospects and continue to support our Direct Step product.  Both products enable large warehouses with hundreds of thousands of stock keeping units (sku’s) to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we also sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third, and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “Open Webs.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real-time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork Online to the installer market.  In the U.K. , we also sell our catalog solution, Autocat+, which is an Internet-based identification tool used by the warehouse distribution, jobber and installer.

To date, our management has identified four areas that it believes we need to focus on.  The first area is the continued success of Autowork Online, our new “installer” solution in the U.K.  The product has been developed  by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing  model. This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched  in 2010 and as of March 31, 2011 we had  two thousand one hundred fifty-five subscribers of this service.  The product is currently being localized and prepared for release into the U.S. market.

The second area of focus is the sales and marketing strategy within the U.S. market. Management believes that continued investment in this key area is required to help the development of the MAM brand.  The Company added one salesman during the third quarter and is actively seeking to recruit additional sales personnel.

The third area of focus relates to the continued sales and market initiatives tied to the Autopart product within the U.S. market. A senior member of the U.K. management team was appointed to join the U.S. business in 2009 to head the efforts relating to this product.  To date this move has proved successful, as we have secured new business, increased levels of interest in Autopart as well as improving service and knowledge of our U.S. staff members.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 75% and 74% for the three and nine month periods ended March 31, 2011, respectively, as compared to 73% and 75% for the corresponding periods in 2010.  As the U.S. Dollar strengthens in relation to the British Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate for the period. During the three and nine month periods ended March 31, 2011, the exchange rate for MAM’s operating results was U.S. $1.5769 per GBP, compared with U.S. $1.6094 per GBP for the three and nine periods ended March 31, 2010.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. Dollars at the period-end exchange rates.  The exchange rate used for translating our MAM subsidiary was U.S. $1.6032 per GBP at March 31, 2011 and U.S. $1.5071 per GBP at June 30, 2010.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled  $258,000 and ($437,000) for the three months ended March 31, 2011 and 2010, respectively, and $297,000 and ($545,000) for the nine months ended March 31, 2011 and 2010, respectively.

Results of Operations

Our results of operations for the three months and nine months ended March 31, 2011 compared with the three months and nine months ended March 31, 2010 were as follows:

Revenues. Revenues were $6,116,000 and $18,867,000 for the three and nine months ended March 31, 2011, respectively, an increase of 10.2% and 1.9%, respectively, compared with revenues of $5,550,000 and $18,508,000 for the three and nine months ended March 31, 2010, respectively.

U.S. operations increased revenue by $146,000 and the U.K. operation increased revenue by $420,000 for the three month period.   U.S. operations increased revenue by $119,000 and the U.K. operation increased revenue by $240,000 for the nine month periods.  Our U.S. operation experienced higher revenues for the three and nine month periods ended March 31, 2011 than it did during the 2010 periods due to increased maintenance revenue and increased software revenue.   U.K. revenues were positively impacted by increased sales of the Autowork Online product to a large customer.

Revenues in the U.K. for the three months ended March 31, 2011 were 2,811,000 GBP vs. 2,637,000 GBP in March 31, 2010, an increase of 174,000 GBP or 6.6%. Revenues in the U.K. for the nine months ended March 31, 2011 were 8,896,000 GBP, vs. 8,567,000 GBP for March 31, 2010, an increase of 329,000 GBP or 3.8%. The weakness of the U.S. dollar vs. the British Pound for the quarter ending March 31, 2011 when compared to the quarter ending March 31, 2010 had a positive effect on reported revenue for our U.K. operations and resulted in dollar denominated revenue of $4,500,000 for the three months ended March 31, 2011 as compared to $4,080,000 for the three months ended March 31, 2010, an increase of $420,000 or 10.4%.  The strength of the U.S. dollar vs. the British Pound for the nine months ending March 31, 2011 when compared to the nine months ending March 31, 2010 had a negative effect on reported revenue for our U.K. operations and resulted in dollar denominated revenue of $14,028,000 for the nine months ended March 31, 2011 vs. $13,788,000 for the 2010 period, an increase of $240,000 or 1.8%.

As of March 31, 2011, we had a backlog of unfilled orders of business management systems of $1,973,000 compared to a backlog of $1,837,000 at March 31, 2010.  We expect to recognize approximately 65% of such backlog during the next six months.

Cost of Revenues. Total cost of revenues for the three months and nine months ended March 31, 2011, were $2,600,000 and $7,921,000, respectively, compared with $2,492,000 and $7,926,000 for the same periods of March 31, 2010, respectively.  The increase in cost of sales was 4.3% and 0.0%, respectively, for the three month and nine month periods.  This increase was less than the increase in revenue because of higher margin system sales during the three and nine month periods ended March 31, 2011.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
(In thousands)	Ended March 31,
	2011	2010	Variance $	Variance %

Research and development	$792,000	$754,000	$38,000	5.0%
Sales and marketing	533,000	493,000	40,000	8.1%
General and administrative	1,114,000	1,746,000	(632,000)	-36.2%
Depreciation and amortization	275,000	276,000	(1,000)	-0.4%
Total Operating Expenses	$2,714,000	$3,269,000	$(555,000)	-17.0%

(In thousands)	For the Nine Months Ended March 31,
	2011	2010	Variance $	Variance %

Research and development	$2,344,000	$2,361,000	$(17,000)	-0.7%
Sales and marketing	1,620,000	1,757,000	(137,000)	-7.8%
General and administrative	3,089,000	4,973,000	(1,884,000)	-37.9%
Depreciation and amortization	814,000	847,000	(33,000)	-3.9%
Total Operating Expenses	$7,867,000	$9,938,000	$(2,071,000)	-20.8%

Operating expenses decreased by $555,000, or 17.0% for the three months ended March 31, 2011 compared with the three months ended March 31, 2010, and decreased by $2,071,000 or 20.8% for the nine months ended March 31, 2011, compared with the nine months ended March 31, 2010. This is due to the following:

Research and Development Expenses.   Research and Development expenses increased by $38,000 or 5.0% for the three month period ended March 31, 2011 and decreased by $17,000 or 0.7% for the nine month period ended March 31, 2011 compared to the same periods in the prior fiscal year.  The increase for the three month periods ended March 31, 2011 is primarily a result of an increase in the number of personnel working on development projects during the quarter ended March 31, 2011 and the decrease was the result of an allocation of resources to other departments.

Sales and Marketing Expenses. Sales and Marketing expenses increased by $40,000 or 8.1% during the three months ended March 31, 2011 as compared with the same period in 2010 and decreased by $137,000 or 7.8% for the nine months ended March 31, 2011 compared with the nine months ended March 31, 2010. The increase for the three month period was the result of new hires in the U.S. business unit.  The decrease for the nine months ended March 31, 2011 was the result of employing fewer salesmen in the beginning of the year and less travel expenses during the first nine months of the year.

General and Administrative Expenses. General and Administrative expenses decreased by $632,000 or 36.2% for the three months ended March 31, 2011 as compared to the same period in 2010, and decreased $1,884,000 or 37.9% for the nine months ended March 31, 2011 as compared with the same period in 2010.  The decrease for the three month period was the result of decreased legal fees of $217,000, and the absence of $200,000 for the settlement of litigation, $70,000 of financial consulting expenses and $121,000 in marketing consulting expenses.

The decrease for the nine month period was the result of $215,000 reduction in legal fees, and the absence of $650,000 of separation expenses, $433,000 of litigation settlement expenses, $70,000 of financial consulting expenses and $310,000 of marketing costs expensed during the prior fiscal year.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $1,000, or 0.4%, and decreased $33,000, or 3.9%, for the three and nine month periods ended March 31, 2011, respectively, as compared to the same periods in 2010, which is primarily due to lower capital expenditures at our U.K. businesses.

Interest Expense. Interest expense decreased by $255,000 or 81.2% to $59,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, and decreased $450,000 or 43.1% to $594,000 for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.  The decrease in interest expense is related to a reduction in our total interest bearing liabilities and a reduction in amortization of debt discount and debt issuance costs, which are included in interest expense.  For the three months ended March 31, 2011 we paid or incurred $16,000 in interest expense to HSBC.  For the nine months ended March 31, 2011, we paid or incurred $502,000 in interest expense.

Other Income. (Expense)  During the three and nine month periods ended March 31, 2011, the Company had a loss from the change in fair value of derivative liabilities of ($175,000) and $(339,000), respectively. Other income includes a $52,000 gain from the net settlement of an outstanding liability for the nine month period.   The three and nine month periods ended March 31, 2011 did not have any write down of available-for-sale securities. The nine month period ending March 31, 2010 includes $50,000 from the settlement of an outstanding liability.

Income Taxes. Income taxes decreased by $15,000, or 11.4%, to $117,000 for the three month period ended March 31, 2011, and decreased by $131,000, or 16.8%, to $647,000 for the nine month period ended March 31, 2011 as compared to the same periods in 2010.

Net Income (loss). As a result of the above, we recorded net income of $451,000 for the three month period ended March 31, 2011, compared with a net loss of ($719,000) for the three month period ended March 31, 2010, and net income of $1,551,000 for the nine months ended March 31, 2011, as compared with a net loss of ($876,000) for the nine months ended March 31, 2010 due to a reduced effective tax  rate from utilizing tax loss carry forwards in the U.K. and the U.S.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and our efforts to streamline our U.S. operations, our U.S. operating companies generated a profit for the three month and nine month periods ended March 31, 2011.

At March 31, 2011, we had cash and cash equivalents of $2,251,000, an improvement of $1,055,000 from June 30, 2010. During the nine months period ended March 31, 2011, we had $95,000 of capital expenditures and repaid the entire outstanding balance of the ComVest loan of $4,983,000 and repaid $278,000 on our loan from HSBC.

The ComVest loan was repaid with the proceeds of a $3.2 million equity financing, from the sale of 5,151,347 shares of common stock at $0.65 per share, and the $2 million, 3.4% per annum, three year term loan, were both funded in October 2010 and these financings have resolved the negative cash flow issues.

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

Revenues in the U.K. and the U.S. continue to generate positive cash flow and more than offset the corporate expenses.  Our current plans still require us to hire additional sales and marketing staff, to expand within the U.S. market, to target new vertical markets effectively in the U.K. and to support expanded operations overall.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new vertical markets for our AutoPart product.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 6, 2011, the Company issued 3,824 shares of common stock to certain directors in lieu of quarterly cash compensation, which were valued at approximately $6,500 based on the closing market price of the Company’s common stock on April 1, 2011.

On April 7, 2011, the Company issued 4,167 shares of common stock to certain directors as part of their routine quarterly compensation, which were valued at $6,700, based on the closing market price of the Company’s common stock on the date of grant, July 1, 2008.

On April 7, 2011, the Company issued 9,054 shares of common stock to certain directors as part of their routine quarterly compensation, which were valued at $12,000, based on the closing market price of the Company’s common stock on the date of grant, July 1, 2009.

On April 7, 2011, the Company issued 11,693 shares of common stock to certain directors as part of their routine quarterly compensation, which were valued at $9,300, based on the closing market price of the Company’s common stock on the date of grant, July 1, 2010.

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

ITEM 4.  REMOVED AND RESERVED.

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

MAM Software Group, Inc.

Date: May 3, 2011	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2011	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)