Form 10-K
period 2011-06-30
MAM SOFTWARE GROUP, INC.
filed 2011-09-14
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number 000-27083

MAM Software Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1108035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Maple Park, Maple Court, Tankersley, Barnsley, U.K. S75 3DP
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☑

As of December 31, 2010 approximately 13,873,325 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2010, the last business day of the second fiscal quarter, was approximately $7,487,027, based on the average high and low price of $1.40 for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status. is not necessarily conclusive.

The registrant had 14,207,636 shares of its common stock outstanding as of September 12, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

 None

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

Our Company

MAM Software Group, Inc. provides software, information and related services to businesses engaged in the automotive aftermarket in the U.S., Canada, U.K. and Ireland. The automotive aftermarket consists of businesses associated with the life cycle of a motor vehicle from when the original manufacturer’s warranty expires to when the vehicle is scrapped. Products sold by businesses engaged in this market include the parts, tires and auto services required to maintain and improve the performance or appeal of a vehicle throughout its useful life. The Company aims to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

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

CORPORATE BACKGROUND

The Company’s principal executive office is located at Maple Park, Maple Court, Tankersley, Barnsley, U.K. S75 3DP and its phone number is 011-44-124-431-1794

In December 2005, W3 Group, Inc. (“W3”) consummated a reverse acquisition and changed its corporate name to Aftersoft Group, Inc. W3, which was initially incorporated in February 1988 in Colorado, changed its state of incorporation to Delaware in May 2003. On December 21, 2005, an Acquisition Agreement (the “Agreement”) was consummated among W3, a separate Delaware corporation named Aftersoft Group, Inc. (“Oldco”) and Auto Data Network, Inc. (“ADNW”) in which W3 acquired all of the issued and outstanding shares of Oldco in exchange for issuing  3,250,000 shares of Common Stock of W3, par value $0.0001 per share, to ADNW, which was then the sole shareholder of the Company. At the time of the acquisition, W3 had no business operations. Concurrent with the acquisition, W3 changed its name to Aftersoft Group, Inc. and its corporate officers were replaced. The Board of Directors of the Company appointed three additional directors designated by ADNW to serve until the next annual election of directors. As a result of the acquisition, the former W3 shareholders owned, 160,117 or 4.7% of the 3,410,117 total issued and outstanding shares of Common Stock and ADNW owned 3,250,000 or 95.3% of the Company’s Common Stock. On December 22, 2005, Oldco changed its name to Aftersoft Software, Inc. and is currently inactive. On April 21, 2010 shareholders approved the change of the Company’s name to MAM Software Group Inc.

MAM is a former subsidiary of ADNW, a publicly traded company, the stock of which is currently traded on the pink sheets under the symbol ADNW.PK. ADNW transferred its software aftermarket services operating businesses to MAM and retained its database technology, Orbit. Orbit is a system for supply and collection of data throughout the automotive industry.

On November 24, 2008, ADNW distributed a dividend of the 7,125,000 shares of MAM common stock that ADNW owned at such time in order to complete the previously announced spin-off of MAM’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.06864782 shares of MAM’s common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of MAM’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, MAM is no longer a subsidiary of ADNW. The Company currently has the following wholly owned direct operating subsidiaries: MAM Software in the U.K., and ASNA in the U.S.

On March 25, 2011, (“the Effective Date”), the Company amended its Certificate of Incorporation to effectuate a one-for-one hundred reverse stock split, followed by a ten-for-one forward stock split. Pursuant to this transaction, every 100 shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Immediately thereafter, a forward stock split was undertaken whereby each share of Common Stock was converted into 10 shares of Common Stock. Stockholders owning fewer than 100 shares of Common Stock whose interests were converted into fewer than 1 share of Common Stock pursuant to the reverse split, were converted into the right to receive an amount equal to the average daily closing price per share of the Common Stock on the OTC Bulletin Board for the five trading days immediately before and including the Effective Date, without interest. Stockholders who held 100 or more shares as of the Effective Date received fractional shares in the reverse split and were not cashed out. Any fractional shares held after the ensuing forward split were rounded up to the nearest whole share. All share numbers and per share amounts reported in this annual report on Form 10-K for the fiscal year ended June 30, 2011 and in the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to give effect to the stock split.

MAM Software Group, Inc. Organization Chart

MAM Software Ltd.

MAM Software is a provider of software to the automotive aftermarket in the U.K. and Ireland. MAM Software specializes in providing reliable and competitive business management solutions to the motor factor (also known as jobber), retailing, and wholesale distribution sectors. It also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry. All MAM Software programs are based on the Microsoft Windows family of operating systems. Each program is fully compatible with the other applications in their range, enabling them to be combined to create a fully integrated package. MAM Software is based in Tankersley, U.K.

Aftersoft Network N.A., Inc. (ASNA)

ASNA develops open business management systems, and distribution channel e-commerce systems for the automotive aftermarket supply chain. These systems are used by leading aftermarket outlets, including tier one manufacturers, program groups, warehouse distributors, tire and service chains and independent installers. ASNA products and services enable companies to generate new sales, operate more cost efficiently, accelerate inventory turns and maintain stronger relationships with suppliers and customers. ASNA has one wholly owned operating subsidiary (i) MAM Software, Inc.  and two inactive wholly owned subsidiaries,  (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania.

MAM Software, Inc.

MAM Software, Inc. provides software solutions to the North American automotive aftermarket. It targets jobbers and warehouse distributors, supplying a localized version of the UK-developed software.

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

The industry is presently experiencing a level of consolidation in the lines that are being sold. The previous distinction of having parts and tires provided by two distinct suppliers is coming to an end, as our customers’ businesses need to offer their clients the widest range of products and services under one roof. As a result, what were previously parts-only stores, jobbers and warehouse, are now taking in tire inventory as well in order to satisfy their clients’ demands, and vice-versa. This in turn is causing owners of these businesses to evaluate their business systems to ensure they can compete over the short, medium and long term. An increase in the “do-it-yourself” market due to the “credit crunch” is requiring these systems, but  at  the same time  a  need to  compete strongly with other  parts stores is cutting margins as businesses attempt to attract new and return business. Longer warranties are still deferring the length of time until newer vehicles are entering the aftermarket, except for running spares and service parts, accident damage, and optional add-ons such as security, entertainment, performance and customization.

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

Business Management Systems

MAM’s business management systems meet the needs of warehouse distributors, part stores and automotive service providers as follows:

Warehouse Distributors

Autopart. This is a U.K.-developed product that is sold and promoted in the U.S. by MAM Software, Inc. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. It also allows the parts stores to connect with automotive service providers through our Openwebs online services product.

DirectStep. This is our legacy product that was designed for warehouse distributors that seek to manage multiple locations and inventories on a single system. Although still actively supported, DirectStep is no longer promoted.

Parts Stores

Autopart. This is a U.K.-developed product that is sold in both the U.S. and U.K. In the U.S. it is sold by MAM Software, Inc. and in the U.K. by MAM Software Ltd. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. An Autopart PDA module is also available to allow field sales personnel to record sales activity in real time on handheld devices while on the road. The PDA module also allows the sales representative to maintain their stock and synchronize in real time while traveling, or later, locally, with Autopart directly. It also allows parts stores to connect with automotive service providers through the ASNA online services, OpenWebs.

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

Autowork Online. This is a U.K.-developed cloud computing solution that is sold by MAM Software Ltd. This product is designed for and targeted at small single location automotive installers. The Autowork Online product provides estimate, job card, parts procurement and invoice capabilities. It also allows the automotive installer to connect with parts distributors to purchase components. Autowork Online is delivered as a service over the internet, allowing customers to purchase the solution on a monthly basis but without the need to manage the system.

Vertical Markets

Trader. This is a U.K.-developed product that is sold by MAM Software Ltd. This product is designed for and targeted at generic wholesalers and distributors. Based on the Autopart codebase, the product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module.

Information Products

The Company provides product catalog and vehicle repair information required to enable point-of-sale transactions. These proprietary database products and services generate recurring revenues through monthly or annual subscription fees.

MAM Software Ltd. develops and maintains proprietary information products that differentiate its products from those of the majority of its competitors in the U.K. In the U.S. and Canada, both MAM Software Inc. and ASNA develops and maintains a proprietary workflow capability that integrates information products sourced from its suppliers such as Epicor (formerly Activant), WHI and NAPA for its automotive parts and tire customers, including warehouse distributors, parts stores and automotive service providers.

MAM Software Ltd.’s principal information service is Autocat+, a parts catalog that is distributed via the internet. Autocat+ provides access to a database of over 19 million automobile vehicle applications for the U.K. market. Business systems software used by the warehouse distributor, parts store and auto service provider enable the user to access information about parts quickly and accurately. MAM Software Ltd. charges a monthly or annual subscription fee for its information products. Customers are provided updates daily via the internet. In the U.K., there are approximately 11,000 end-users who use our information products.

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

OpenWebs(TM) e-Commerce Gateway Services

In the U.S. and Canada, ASNA’s e-commerce gateway services  use automotive industry standard messaging specifications to deliver online services that connect the automotive aftermarket supply chain for the purpose of purchasing parts and tires, fleet and national account transaction processing, online product and price updating for parts and tires.

 OpenWebs(TM) e-Commerce Browser Services

In the U.S. and Canada, ASNA’s e-commerce browser services enable warehouse distributors and parts stores to provide an online service to automotive service providers for the purpose of purchasing of parts and tires, accessing account information and other browser-based channel management services.

Autonet

In the U.K., MAM Software Ltd.’s Autonet online services connect manufacturers, warehouse distributors, parts stores and automotive service providers for the purpose of purchasing of parts and tires, fleet and national account transaction processing and product information and price distribution.

AutoCat+

MAM Software Ltd.’s U.K. product information database is available for access and distribution as a Web-driven service called Autocat+ in which the database and access software have been enhanced to enable service professionals to look up automotive products for themselves, view diagrams and select the parts for their vehicle. Autocat+ is used by parts stores and the professional installer segments of the automotive parts aftermarket in the U.K.

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

ASNA and MAM Software Ltd. also provide a customer-only section on their intranet sites that allows customers direct access to tutorials, on-line documentation and information related to products and services. New customers enter into support agreements, and most retain such service agreements for as long as they own the system. Monthly fees vary with the number of locations and the software modules, information products and online services subscribed to. The agreements are generally month-to-month agreements. The Company offers training at both ASNA and MAM Software Ltd.’s facilities, the customer’s facilities and online for product updates or introduce specific new capabilities.

MAM Software Ltd.’s U.K. catalog information product and other information services are delivered by its Autocat team, based in Wareham, England. The Autocat product team sources, standardizes and formats data collected in an electronic format from over 230 automotive parts manufacturers. MAM Software Ltd. provides this data to its customers via the internet.

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

•
Retail Channel. The retail channel is comprised of large specialty retailers, small independent parts stores and regional chains that sell to “do-it-yourself” customers. Larger specialty retailers, such as Advance Auto Parts, AutoZone, Inc., and O’Reilly Automotive, Inc. carry a greater number of parts and accessories at more attractive prices than smaller retail outlets and are gaining market share. The business management systems used in this channel are either custom developed by the large specialty retailers or purchased from business systems providers by small to medium-sized businesses. The Company has products and services that support the retail channel.

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

Product Development

The Company’s goal is to add value to its customers’ businesses through products and services designed to create optimal efficiency. To accomplish this goal, the Company’s product development strategy consists of the following three key components:

•	Integrating all of the Company’s products so that its software solutions work together seamlessly, thereby eliminating the need to switch between applications;

•	Enhancing the Company’s current products and services to support its changing customers’ needs; and

•	Providing a migration path to the Company’s business management systems, reducing a fear that many customers have that changing systems will disrupt business.

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

Research and Development

The Company spent approximately $3.2 million in fiscal 2011 on research and development, with approximately $0.9 million spent by ASNA, $0.3 million by MAM Software, Inc., and $2.0 million by MAM Software Ltd. The Company spent approximately $3.0 million in fiscal 2010 on research and development, with approximately $0.9 million spent by ASNA, $0.3 million by MAM Software, Inc., and $1.8 million by MAM Software Ltd.

Patent and Trademark

MAM Software holds a U.K. trademark for its Autonet product. The trademark is a graphical device that is made up of text saying “Autonet Tailored Internet Solutions for the Automotive Industry”. It was filed for registration December 8, 2001 and registration was granted August 9, 2002 under ADP number 0812875001 and is due for renewal December 8, 2011.

Customers

During the year ended June 30, 2011 no one customer accounted for 10% of the Company’s total revenues.  During the year ended June 30, 2010 one customer accounted for approximately 10% of the Company’s total revenues. The Company’s top ten customers collectively accounted for 18% of total revenues during each of fiscal 2011 and 2010. Some of ASNA’s top customers in North America include Autopart International, AutoZone, Monro Muffler Brake, and U.S. AutoForce. In the U.K. and Irish markets, MAM Software’s top customers include Unipart Automotive, Dingbro Ltd, Allparts Automotive and General Traffic Service.

Competition

In the U.S. and Canada, ASNA competes primarily with Epicor Inc. (formerly Activant, Inc.) and several smaller software companies, including Autologue, Maddenco, Janco, ASA, Signal Software and WHI, Inc. (formerly known as Wrenchead Inc.) that provide similar products and services to the U.S. automotive aftermarket. Additionally, an ongoing competitive threat to the Company is custom developed in-house systems, information products and online services. For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group both developed their own business management systems and electronic automotive parts catalogs for their stores and members, although the Company currently has a partnership agreement with each of these companies to supply their information products through the Company’s solutions.

In the U.S. and Canada, the Company expects to compete successfully against its competitors using two separate and complimentary strategies. First, the Company will continue to focus on selling and promoting the Company’s complete supply chain solutions that provide businesses with easy integration of the Company’s business management information systems into their existing supply chain structures. Second, the Company will continue its strategy of working with those businesses that already manage their own supply chains and information products (catalogs), such as buying groups like NAPA, helping to improve and compliment their systems with the Company’s products.

ASNA, in the U.S. and Canada, competes with multiple products across different market segments, so its competitors vary by segment.

Within the warehouse distribution segment, the Company will continue to support its legacy system, Direct Step, a product which the Company developed many years ago which enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. Direct Step is not a Microsoft Windows-based technology. The Company’s existing and prospective customers are moving towards modern solutions which integrate easily with Internet-based transactions and interactions, and the Company believes that its Autopart product provides that solution. The Company has been selling Autopart successfully in the U.K. and Ireland since 2000, and feels that the success this product in the U.K. and the successful installation of this product within the U.S. will enable the Company to promote and benefit quickly from this product.

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

The last area that the Company plans to compete in is the e-commerce space, providing new tools and solutions for this expanding Internet marketplace.  The goal of the Company’s OpenWebs product is to connect both parts and tire partners together in a real-time environment so they can perform electronic ordering, gauge inventory levels as well as disseminate information. Within the tire segment, the Company feels that it has a competitive advantage. The Company’s observation has led it to believe that most tire distributors either do not have a business-to-business solution or have developed solutions from independent sources. While the parts segment of this market is largely tied to Epicor, Inc. (formerly Activant, Inc.) at this time, the Company believes that customers are looking for solutions that simply integrate their supply chain, completely and without further restrictions. The Company’s OpenWebs solution will allow its customers to achieve these goals.

In the U.K., MAM Software continues to compete primarily with Epicor, Inc, (formerly Activant, Inc.) and several other smaller software companies including RAMDATA. The Company feels that it provides a range of solutions that combine proven concepts with cutting-edge technology that are functional, effective and reliable. The Company feels that its focus towards continuing to provide solutions that enable business to find new efficiencies and increase existing efficiencies, as the Company develops its own products, will provide it an advantage over the competition. These efforts, together with strong post-sales support and ongoing in depth product and market support, will assist the Company in generating and maintaining its position within the market.

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

Employees

The Company has 168 full-time employees: 2 at MAM Software Group, Inc., 28 at ASNA, 14 at MAM Software, Inc., and 124 at MAM Software Ltd. MAM Software Group, Inc’s., 2 employees include 1 senior executive and 1 accountant. ASNA has 28 employees in the U.S. comprised of 1 in management, 2 in sales and marketing, 8 in research and development, 14 in professional services and support and 3 in general and administration. MAM Software, Inc. has 14 employees, 1 in senior management, 3 in sales and marketing, and 10 in research and development. MAM Software has 124 employees in the U.K. comprised of 5 in management, 14 in sales and marketing, 54 in research and development, 44 in professional services and support and 7 in general and administration.

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

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to U.S. and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this report and elsewhere, and may adversely affect our business, financial condition or operating results. If any of those risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating our prospects.

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

GLOBAL MARKET DISRUPTIONS MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Recent disruptions in the current global credit and financial markets have included diminished liquidity and credit availability, a decline in economic growth and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. We believe that the recent global economic slowdown and the resulting slow recovery have caused certain customers to reduce or delay capital spending plans, which, if prolonged, could impact our growth expectations as potential and existing customers continue to delay decisions to purchase or upgrade their systems. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions and its potential impact on our business. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

WE MAY FAIL TO SUCCESSFULLY DEVELOP, MARKET AND SELL OUR PRODUCTS.

To achieve profitable operations, we, along with our subsidiaries, must continue successfully to improve market and sell existing products and develop, market and sell new products. Our product development efforts may not be successful. The development of new software products is highly uncertain and subject to a number of significant risks. The development cycle-from inception to installing the software for customers - can be lengthy and uncertain. The ability to market the product is unpredictable and may cause delays. Potential products may appear promising at early stages of development, and yet may not reach the market for a number of reasons.

ADDITIONAL ISSUANCES OF SECURITIES WILL DILUTE YOUR STOCK OWNERSHIP AND COULD AFFECT OUR STOCK PRICE.

As of September 12, 2011, there were 14,207,636 shares of our Common Stock issued and outstanding. Our Articles of Incorporation authorize the issuance of an aggregate of 150,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. These shares are intended to provide U.S. with the necessary flexibility to undertake and complete plans to raise funds if and when needed. In addition, we may pursue acquisitions that could include issuing equity, although we have no current arrangements to do so. Any such issuances of securities would have a dilutive effect on current ownership of MAM stock. The market price of our Common Stock could fall in response to the sale or issuance of a large number of shares, or the perception that sales of a large number of shares could occur.

WE MAY ENCOUNTER SIGNIFICANT FINANCIAL AND OPERATING RISKS IF WE GROW OUR BUSINESS THROUGH ACQUISITIONS.

As part of our growth strategy, we may seek to acquire or invest in complementary or competitive businesses, products or technologies. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We may allocate a significant portion of our available working capital to finance all or a portion of the purchase price relating to possible acquisitions although we have no immediate plans to do so. Any future acquisition or investment opportunity may require U.S. to obtain additional financing to complete the transaction. The anticipated benefits of any acquisitions may not be realized. In addition, future acquisitions by U.S. could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering markets in which we have no or limited prior experience.

AN INCREASE IN COMPETITION FROM OTHER SOFTWARE MANUFACTURERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO GENERATE REVENUE AND CASH FLOW.

Competition in our industry is intense. Potential competitors in the U.S. and Europe are numerous. Most competitors have substantially greater capital resources, marketing experience, research and development staffs and facilities than we have. Our competitors may be able to develop products before U.S. or develop more effective products or market them more effectively which would limit our ability to generate revenue and cash flow.

THE PRICES WE CHARGE FOR OUR PRODUCTS MAY DECREASE AS A RESULT OF COMPETITION AND OUR REVENUES COULD DECREASE AS A RESULT.

We face potential competition from very large software companies, including Microsoft Corporation, Oracle Corporation and SAP AG which supply ERP and SCM products to our target market of small to medium-sized businesses servicing the automotive aftermarket. To date we have directly competed with one of these larger software and service companies. There can be no assurance that these companies will not develop or acquire a competitive product or service in the future. Our business would be dramatically affected by price pressure if these larger software companies attempted to gain market share through the use of highly discounted sales and extensive marketing campaigns.

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

We require our employees, consultants, and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or collaboration with U.S.  These agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information.

IF WE BECOME SUBJECT TO ADVERSE CLAIMS ALLEGING INFRINGEMENT OF THIRD-PARTY PROPRIETARY RIGHTS, WE MAY INCUR UNANTICIPATED COSTS AND OUR COMPETITIVE POSITION MAY SUFFER.

We are subject to the risk that we are infringing on the proprietary rights of third parties. Although we are not aware of any infringement by our technology on the proprietary rights of others and are not currently subject to any legal proceedings involving claimed infringements, we cannot assure you that we will not be subject to such third-party claims, litigation or indemnity demands and that these claims will not be successful. If a claim or indemnity demand were to be brought against U.S., it could result in costly litigation or product shipment delays or force U.S. to stop selling such product or providing such services or to enter into royalty or license agreements.

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

IT MAY BE DIFFICULT FOR SHAREHOLDERS TO RECOVER AGAINST THOSE OF OUR DIRECTORS AND OFFICERS THAT ARE NOT RESIDENTS OF THE U.S.

Two of our directors, of whom one is also an executive officer, are residents of the U.K. In addition, our significant operating subsidiary, MAM Software is located in the U.K. Were one or more shareholders to bring an action against us in the U.S. and succeed, either through default or on the merits, and obtain a financial award against an officer or director of the Company, that shareholder may be required to enforce and collect on his or her judgment in the U.K., unless the officer or director owned assets which were located in the U.S. Further, shareholder efforts to bring an action in the U.K. against its citizens for any alleged breach of a duty in a foreign jurisdiction may be difficult, as prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, is fraught with difficulty and may be effectively, if not financially, unfeasible.

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

THE PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

The market price of the securities of software companies has been especially volatile. Thus, the market price of our Common Stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects U.S., the market price of our Common Stock could decline. If the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our Common Stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect U.S.

SINCE OUR STOCK IS CLASSIFIED AS A “PENNY STOCK,” THE RESTRICTIONS OF THE SEC’S PENNY STOCK REGULATIONS MAY RESULT IN LESS LIQUIDITY FOR OUR STOCK.

The U.S. Securities and Exchange Commission (“SEC”) has adopted regulations which define a “Penny Stock”  to be any equity security that has a market price (as therein defined) of less than $5.00 per  share  or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transactions involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because the market price for our shares of common stock is less than $5.00, our securities are classified as penny stock. As a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our stock.

WE HAVE INSURANCE COVERAGE FOR THE SERVICES WE OFFER. HOWEVER, A CLAIM FOR DAMAGES MAY BE MADE AGAINST US REGARDLESS OF OUR RESPONSIBILITY FOR THE FAILURE, WHICH COULD EXPOSE US TO LIABILITY.

We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed or of the services offered by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect U.S. from liability for damages. In the event that the terms  and  conditions  of  our  contracts  which  limit  our  liability  are  not  sufficient,  we  have insurance coverage. This coverage of approximately $5,000,000 in the aggregate in the U.K. and in the U.S. insures the business for negligent acts, error or omission, failure of the technology services to perform as intended, and breach of warranties or representations. It also insures the services that we supply including, web services, consulting, analysis, design, installation, training, support, system integration, the manufacture, sale, licensing, distribution or marketing of software, the design and development of code, software and programming and the provision of software applications as a service, rental or lease. However, there can be no assurance that our insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought against U.S. in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against U.S. could result in significant legal and other costs and may be a distraction to our senior management.

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

Our corporate offices are located at Maple Park, Maple Court, Tankersley, Barnsley, U.K. S75 3DP.

The main telephone number is 0-11-44-1244-31-1794. MAM leases approximately 400 square feet at its corporate offices and pays rent of $2,685 per quarter.

ASNA has an office at 3435 Winchester Rd, Ste. 100, Allentown PA, 18104 and the phone number at that office is 610-336-9045. The Allentown, Pennsylvania office is approximately 7,105 square feet in size and is leased for a monthly cost of $11,161.

MAM Software Ltd. has three offices. It has headquarters at Maple Park, Maple Court, Tankersley, S75 3DP, U.K.. The phone number is 0-11-44-122-635-2900. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, U.K. The phone number is 44-160-449-4001. It has second regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, U.K. The phone number is 44-192-955-0922. MAM Software leases approximately 11,000 square feet at its company headquarters at a monthly cost of approximately $17,300. It leases approximately 1,223 square feet at its Northampton office at a monthly cost of $1,292 and approximately 717 square feet at its Wareham office at a monthly cost of $969.

Item 3.	Legal Proceedings

On February 17, 2010, Mr. Arthur Blumenthal commenced a civil action against the Company, certain subsidiaries, and current and former officers and directors of the Company.   On April 16, 2010, the Company settled the litigation with Mr. Blumenthal for $1,250,000. On April 19, 2010, the Company paid Mr. Blumenthal $350,000.  The balance of the settlement amount was paid in full December 31, 2010.

Although there are no pending legal proceedings against the Company, from time to time, the Company may become involved legal proceedings, lawsuits, claims and regulations in the ordinary course of its business.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol “MAMS.OB.” As of June 30, 2011, there were approximately 354 shareholders of record and 14,167,621 shares of Common Stock issued and outstanding. As of September 12, 2011, there were approximately 347 shareholders of record and 14,207,636 shares of Common Stock issued and outstanding.

On September 12, 2011, the bid and ask prices of our Common Stock were $1.60 and $1.75 per share, respectively, as reported by the Over-the-Counter Bulletin Board. The following table shows the range of high and low bids per share of our Common Stock as reported by the Over-the-Counter Bulletin Board for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

On March 25, 2011, (“the Effective Date”), the Company amended its Certificate of Incorporation to effectuate a one-for-one hundred reverse stock split, followed by a ten-for-one forward stock split. Pursuant to this transaction, every 100 shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Immediately thereafter, a forward stock split was undertaken whereby each share of Common Stock was converted into 10 shares of Common Stock. Stockholders owning fewer than 100 shares of Common Stock whose interests were converted into fewer than 1 share of Common Stock pursuant to the reverse split, were converted into the right to receive an amount equal to the average daily closing price per share of the Common Stock on the OTC Bulletin Board for the five trading days immediately before and including the Effective Date, without interest. Stockholders who held 100 or more shares as of the Effective Date received fractional shares in the reverse split and were not cashed out. Any fractional shares held after the ensuing forward split were rounded up to the nearest whole share. All share numbers and per share amounts reported in this annual report on Form 10-K for the fiscal year ended June 30, 2011 and in  the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to give effect to the stock split.

	2010
Share price is reflective of the 1:10 reverse/forward on March 25, 2011	High	Low
1st Quarter ended September 30	$1.40	$0.50
2nd Quarter ended December 31	$1.10	$0.60
3rd Quarter ended March 31	$0.90	$0.60
4th Quarter ended June 30	$0.80	$0.60

	2011
	High	Low
1st Quarter ended September 30	$1.00	$0.60
2nd Quarter ended December 31	$1.70	$0.80
3rd Quarter ended March 31	$1.80	$1.30
4th Quarter ended June 30	$1.88	$1.49

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

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2011

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	523,751	$0.76	1,601,392
Equity compensation plans not approved by security holders	-	-	-
Total	523,751	$0.76	1,601,392

(1)
Represents the shares authorized for issuance under the Aftersoft Group, Inc. 2007 Long-Term Incentive Plan, which was approved by the Company’s shareholders at the Annual Meeting held on June 12, 2008. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 15% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 2,125,143 for fiscal 2012.

(2)	As of July 1, 2011.

Recent Sales of Unregistered Securities

On April 6, 2011, the Company issued 3,824 shares of common stock to certain directors in lieu of quarterly cash compensation, which were valued at approximately $7,000 based on the closing market price of the Company’s common stock, April 1, 2011

On April 7, 2011, the Company issued 24,914 shares of common stock to certain directors as part of their routine quarterly compensation, which were valued at $30,000, based on the closing market price of the Company’s common stock on the date of the grant

On May 13, 2008, the Compensation Committee of the Board of Directors of the Company approved restricted stock awards of an aggregate of 298,500 shares of its common stock to certain employees, a corporate officer and three outside directors in respect of services previously rendered. Subsequently, one of the employees became an officer. The shares vest as follows: 34% of  the  shares  vest  immediately  on the  date of grant. The remaining 66% of the shares vested in three equal installments on each of the first, second and third anniversaries of the grant date. On May 13, 2011, 51,150 shares vested and were issued.   The Company did not receive any consideration for the issuance of these shares, and recorded an expense of $51,000 based on the market price on the date of the grant.

On July 5, 2011, the Company issued 3,591 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $7,000 based on the closing market price of the Company’s common stock on July 1, 2011. On July 11, 2011, the Company issued 3,863 shares of common stock to certain directors, which were valued at approximately $9,658 based on the closing market price of the Company’s common stock on the date of the grant. On July 11, 2011, the Company issued 7,816 shares of common stock to certain directors, which were valued at approximately $8,598 based on the closing market price of the Company’s common stock on the date of the grant. On July 11, 2011, the Company issued 10,745 shares of common stock to certain directors, which were valued at approximately $8,596 based on the closing market price of the Company’s common stock on the date of the grant. On July 11, 2011, the Company issued 14,000 shares of common stock to officers of the Company, which were valued at approximately $11,000 based on the closing market price of the Company’s common stock on the date of the grant.

These transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act in a transaction by the Company not involving a public offering as the shares were granted as compensation for services and the recipients had access to adequate current public information concerning the Company.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Available-for-Sale Investments

Management determines the appropriate classification of its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income (loss), net of tax. At June 30, 2011 and June 30, 2010, investments consist of corporate stock with a carrying value of $0, which is now the Company’s new cost basis in  the securities as the Company wrote- down its investments in available–for–sale securities. In the event the fair value of the securities increases, the Company will not recognize any gain on the securities unless they are sold.

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

Derivative Liabilities

On July 1, 2009, the Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock.  The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of the adoption, 508,334 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had an average exercise price at July 1, 2009, of $2.08 and expiration dates of December 31, 2013. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and recorded the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in December 2007. On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $868,000 to derivative liabilities, increased  the debt discount and derivative liabilities by a gross amount of $310,000, decreased accumulated deficit by $619,000 for the change in fair value of derivative liabilities for the period from December 2007 through June 30, 2009 and increased accumulated deficit by $158,000 for additional amortization of debt discount for the period from December 2007 through June 30, 2009. During the three months ended December 31, 2010, the Company repaid the convertible term loan (see Note 6) thus eliminating the embedded conversation feature.

The fair value of these common stock purchase warrants was $672,000 on June 30, 2011.  The fair value of the common stock purchase warrants was $291,000 and the embedded conversion feature was $0 on June 30, 2010.   The Company recognized a loss of approximately $381,000 from the change in fair value of these warrants for the year ended June 30, 2011 and recognized a gain of $267,000 for the year ended June 30, 2010.

On December 2, 2010 the Company accounted for all unexercised stock purchase warrants as derivative liabilities because if all outstanding options and warrants were exercised there would be insufficient authorized shares to fulfill the request.  As of that date, additional paid-in-capital was reduced by $338,000 and derivative liabilities were increased by $338,000.  On January 21, 2011, 3,563 warrants exercisable at $0.80 were exercised using the cashless exercise provision of the warrant agreement. The average closing price for the prior five days was $1.60 and 1,781 shares of common stock were issued. As a result of this exercise, $4,994 was reclassified to additional paid-in capital from derivative liabilities. On February 11, 2011, 3,563 warrants were exercised for $2,850 and $5,318 was reclassified to additional paid-in capital from derivative liabilities. The fair value of the remaining unexercised warrants was $262,000 as of March 25, 2011, and the Company recorded expense of $65,000 for the year ended June 30, 2011 in connection with the change in fair value of these warrants.

Effective March 25, 2011, the Company completed a reverse/forward stock split and reduced the number of shares outstanding from approximately 139,150,000 to 13,915,000 and no longer accounted for unexercised stock purchase warrants as derivative liabilities. The Company had sufficient authorized shares available for the exercise of all outstanding options and stock purchase warrants. As of March 25, 2011, additional paid in capital was increased by $262,000 and derivative liabilities were reduced by $262,000.

All future changes in the fair value of the Company’s warrants and will be treated as derivatives and will be recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using Black-Scholes and the following assumptions:

	June 30,	June 30,
	2011	2010
Annual dividend yield	0.0%	0.0%
Expected life (years)	0.17-4.00	0.42 - 3.50
Risk-free interest rate	0.16% -1.79%	0.39%-2.65%
Expected volatility	87% - 151%	82% - 137%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free rate is based on the U.S. Treasury rate that corresponds to the expected term of the warrants.

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended June 30, 2011 and 2010, respectfully.

All future changes in the fair value of these warrants will be recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model.

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

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenues  for  that  product:  and,  the straight-line method  over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company.

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2011, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

In those instances in which arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies (which represents the majority of the Company’s arrangements), the Company accounts for the arrangements  using contract accounting, as follows:

1)
When customer acceptance can be estimated, but reliable estimated costs to complete cannot be determined, expenditures are capitalized as work-in process and deferred until completion of the contract at which time the costs and revenues are recognized.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Overview

MAM Software Group, Inc. (“MAM”, the “Company”, “We”, “our”, or “us”) is a technology holding company that has two wholly owned subsidiaries based in the U.S., Aftersoft Network, N.A., Inc. (“ASNA”) and MAM Software Inc. (“MAM Inc.”), and one in the U.K., MAM Software Limited (“MAM Ltd.”), which operate independently from one another. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

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

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the year ended June 30, 2011, we generated revenues of $25,619,000 and had net income of $2,288,000 74% of these revenues came from the U.K. market.

We are headquartered in Barnsley, U.K. and maintain additional offices for our U.S. operating subsidiary in Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Barnsley, Northampton and Wareham.

The software that we sell is mainly a Microsoft Windows TM based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we support in the U.S. cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Autopart product to new prospects and continue to support our Direct Step product.  Both products enable large warehouses with hundreds of thousands of stock keeping units (sku’s) to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we also sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “Open Webs.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real- time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork Online to the installer market.  In the U.K., we also sell our catalog solution, Autocat+, which is an Internet-based identification tool  used by the warehouse distribution, jobber and installer.

To date, our management has identified four areas that it believes we need to focus on.  The first area is the continued success of Autowork Online, our new “installer” solution in the U.K.  The product has been developed  by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing  model. This is where software solutions are made available to end- users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched  in 2010 and as of June 30, 2011 we had  2,155 subscribers of this service.  The product is currently being localized and prepared for release into the U.S. market.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand.  The Company added one salesman during the third quarter and is actively seeking to recruit additional sales personnel.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 74% and 73% for the year ended June 30, 2011 and June 30, 2010, respectively.   As the U.S. dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate.  The exchange rate for MAM’s operating results was US $1.5905 per GBP for the year ended June 30, 2011, compared with US $1.5823 per GBP for the year ended June 30, 2010.

Assets and liabilities of our MAM subsidiary are translated into U.S. dollars at the period-end exchange rates.  The exchange rate used for translating our MAM subsidiary was US $1.6018 per GBP at June 30, 2011 and US $1.5071 per GBP at June 30, 2010.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($561,000) and ($786,000) as of June 30, 2011 and 2010, respectively.

Backlog

As of June 30, 2011, we had a backlog of unfilled orders of business management systems of $1,800,000, compared to a backlog of $3,200,000 at June 30, 2010.  We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the fiscal year ended June 30, 2011 compared with the year ended June 30, 2010 were as follows:

Revenues. Revenues increased $1,463,000 or 6.1% to $25,619,000 for the year ended June 30, 2011, compared with $24,156,000 for the year ended June 30, 2010.  Revenue increased 955,000GBP from organic sales growth in data services and support.  Revenue in our U.K. business was 12,129,000GBP for the year ended June 30, 2011 as compared to 11,174,000GBP for the year ended June 30, 2010.

The stronger U.S. dollar resulted in dollar denominated revenue of $19,291,000 during 2011 as compared to $17,681,000 during 2010, which is an increase of $1,610,000.  U.S. revenue decreased $147,000 to $6,328,000 in 2011 from $6,475,000 in 2010 because of decreased recurring sales.

Cost of Revenues. Total cost of revenues increased $573,000 or 5.6% to $10,847,000 for the year ended June 30, 2011, compared with $10,274,000 for the same period of June 30, 2010. Cost of revenue as a percentage of revenue decreased from 43% for the year ended June 30, 2010 to 42% for the year ended June 30, 2011. The reduction in cost of revenues was the result of an increased percentage of higher margin sales.  MAM Software Ltd.’s expenses increased 390,000GBP or 8.5% in 2011, to 4,992,000GBP from 4,602,000GBP for 2010 because of increased costs of additional system and hardware sales revenue.

U.K. expenses reported in U.S. dollars increased $658,000 or 9.0%.  The U.S. expenses decreased $85,000 to $2,907,000 from $2,992,000 in 2010, which was in line with the decreased U.S. revenues. As a result of ongoing cost-cutting initiatives, we have been able to minimize any increase in the cost of sales after a thorough review of operations throughout the Company, but focused primarily on the U.S. operations, which revealed discretionary items that were capable of being reduced or eliminated without sacrificing revenue. Included in such items were the elimination or reduction of cost and expenses such as travel for sales personnel that was not directly related to new business development or closing a sale; reduction of non-performing sales staff from the U.S. payroll; and outsourcing of software development work where feasible.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Twelve Months Ended June 30,
	2011	2010	$ Variance	% Variance
Research and development	$3,150,000	$3,012,000	$138,000	4.6%
Sales and marketing	2,225,000	2,181,000	44,000	2.0%
General and administrative	4,189,000	6,462,000	(2,273,000)	-35.2%
Depreciation and amortization	1,109,000	1,116,000	(7,000)	0.6%
Total Operating Expenses	$10,673,000	$12,771,000	$(2,098,000)	-16.4%

Operating expenses decreased by $2,098,000 or 16.4% for the year ended June 30, 2011 compared with the year ended June 30, 2010. This is due to the following:

Research and Development Expenses. Research and development expenses increased  $138,000 or 4.6% for the year ended June 30, 2011, when compared with the previous fiscal year. This increase was due to an increase in engineering personnel and related costs of $272,000 in the U.K. business which was the result of increased revenue. The U.S. business experienced a decrease of $133,000 due to a reduction in engineering staff and related costs.

Sales and Marketing Expenses. Sales and marketing expenses increased by $44,000 or 2.0% for the year ended June 30, 2011 compared with the year ended June 30, 2010. The U.S. business experienced a net increase in expenses of $48,000 from additions in sales personnel.

General and Administrative Expenses. General and administrative expenses decreased by $2,273,000 or 35.2% to $4,189,000 for the year ended June 30, 2011 as compared to $6,462,000 for  the same period in 2010.  The decreased expenses were primarily the result of less litigation settlement expense and the associated legal fees.

In an effort to conserve cash, we have and continue to reduce costs within our U.S. operations and have implemented reporting systems and controls to better manage the U.S. business. Should our cost-cutting efforts not be successful or in the event that our revenue decreases in the future, we may need to seek additional debt or equity financing. Any inability to obtain additional financing, if required, or an inability to obtain additional financing on favorable terms, would have a material adverse effect on our ability to implement our business plan.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $7,000 for the year ended June 30, 2011 as compared with the same period in 2010.   This decrease is almost entirely due fully amortized assets.

Interest Expense. Interest expense decreased by $708,000 to $653,000 for the year ended June 30, 2011. The decrease in interest expense is primarily related to our interest associated with our loan from ComVest Capital LLC, which the Company repaid in full in October 2010. We incurred interest under the ComVest loan of $347,000, during 2011. The remaining ComVest interest of $78,000 was accounted for in amortization of debt discount and debt issuance costs, which are included in interest expense. HSBC cash interest was approximately $46,000 for the year ended June 30, 2011 and debt discount was approximately $24,000.  Other smaller loans were repaid during the year resulting in additional reduced interest expense of $158,000.

Other Income (Expenses). Other income for the year ended June 30, 2011 included an adjustment for the change in fair value of derivative liabilities of $315,000 and a gain on settlement of liabilities of $62,000.

Income Taxes. Income taxes increased  $211,000 to $905,000 for the year  ended June 30, 2011 as compared to $694,000 for the year ended June 30, 2010. This increase was the result of increased profits at MAM Software Ltd.

Net Income (loss). We realized income of $2,288,000 for the year ended June 30, 2011 compared with a net loss of $627,000 for the year ended June 30, 2010.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline our U.S. operations, we expect to see an increase in overall revenues and profits  from our U.S. operations in fiscal 2012.

During the year ended June 30, 2011 we repaid approximately $4,983,000 on our ComVest Loan, $408,000 on our loan to HSBC, and $63,000 on our secured notes.  We also made monthly payments of $133,000 according to the terms of the note and $670,000 payoff amount for the settlement of the litigation and recorded a gain of $52,000 from the liability.  These payments were made from cash flow generated from operations.

As of June 30, 2011 we owe HSBC $1,669,000 and are repaying approximately $59,000 per month for the term of the loan. As of June 30, 2010 we owed ComVest Capital $4,912,000, net of debt discount of $71,000 and repaid $208,000 per month until October 2010 when the balance was paid in full.

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

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at June 30, 2011. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event the Term Loan is refinanced by another lender.

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of approximately $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $25,000 year ended June 30, 2011.

We believe that we have addressed all liabilities of ADNW that we are required to assume and see no prospects that we will need to be responsible for any further liabilities of ADNW. We believe that the combination of streamlined operations in the U.S. coupled with no further responsibility for liabilities of ADNW will enable U.S. to generate cash flow from operations for the next twelve months. The HSBC Term Loan contains various financial covenants. As of June 30, 2011, the Company was in compliance with all such covenants .

ComVest Capital LLC Loan Agreement

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

The Credit Facility provided for borrowing capacity of an amount up to the lesser of the borrowing base at the time of each advance under the Credit Facility, or $1,000,000. The borrowing base at any time was an amount determined in accordance with a borrowing base report the Company was required to provide to ComVest, based upon the Company’s Eligible Accounts and Eligible Inventory, as such terms are defined in the Loan Agreement.

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

As amended (see ”ComVest Loan Agreement” above), the Term Note was to be repaid in 10 equal monthly installments of approximately $208,333, payable on first day of each calendar month commencing  January 1, 2010 through November 1, 2010, with the balance of $2,916,667 due on November 30, 2010. The Company had the option to prepay the principal balance of the Term Note in whole or in part, at any time, upon 15 days’ prior written notice.

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

The Company incurred a closing fee of $100,000 in connection with the Term Loan. In connection with the Credit Facility, the Company had agreed to pay an annual commitment fee of $15,000, on December 1 of each year, commencing December 1, 2008, and on any termination date (pro-rated, if applicable), that the Credit Facility was in effect, as well as a collateral monitoring and administrative fee of $1,500 per month. The expenses of the Loan Agreement were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were allocated between debt issuance costs and debt discount. The debt issuance costs of $478,000 were recorded on the date of entering into the agreement in other assets in the accompanying consolidated balance sheets and are being amortized and charged to interest expense over the term of the loan using the effective interest method. The balance of the debt issuance costs was $0 and $71,000 as of June 30, 2011 and 2010, respectively.  Amortization of the debt issuance costs was $0 and $129,000 for the years ended June 30, 2011and 2009, respectively. A debt discount of $163,000 was recorded in the consolidated balance sheet on the date of entering into the agreement as a reduction in the carrying value of the debt, and was amortized and charged to interest expense over the term of the loan using the effective interest method. The Company also issued warrants to ComVest to purchase shares of the Company’s Common Stock (see below). The relative fair value of these warrants was approximately $868,000 and recorded in the debt discount. Additionally, due to the adoption of the accounting standard that provided guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock, effective July 1, 2009, the Company recorded an additional $310,000 of debt discount as if incurred on the date of the agreement (see Note 1).  The balance of the debt discount was and  $71,000 as of June 30, 2011 and 2010, respectively. .

Warrants. In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s Common Stock, exercisable after the Closing Date and expiring December 31, 2013: a) Warrant to purchase 100,000 shares of common stock at an exercise price of $3.125 per share; b) Warrant to purchase 200,000 shares of common stock at an exercise price of $3.90 per share; and c) Warrant to purchase 208,334 shares of common stock at an exercise price of $3.625 per share; (each, a “Warrant”) (the 508,334 shares collectively issuable upon exercise of the Warrants are referred to herein as the “Warrant Shares”).  The exercise prices of certain of these warrants were amended. The fair value of the Warrant Shares was $868,000 using a Black-Scholes valuation model and also contains a cashless exercise feature.  The warrant valuation was computed using a 3.5% risk-free interest rate, a 99% volatility and a six-year life. The value of the Warrant Shares was included in debt discount, was recorded in the consolidated balance sheet as a reduction in the carrying value of the debt, and was amortized and charged to interest expense over the term of the loan  using the effective interest method.

The number of shares issuable upon exercise of the Warrants, and/or the applicable exercise prices, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of shares issuable upon exercise of the Warrant Shares, and/or the applicable exercise prices may be adjusted in the event of certain issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Warrants are outstanding, at an effective price per share which is less than the then-effective exercise prices of the Warrants. Subsequently, the exercise prices of the warrants were reduced as a result of certain down-round protection provisions contained therein following the issuance by the Company of additional shares of common stock and common stock equivalents.

The Company also granted certain registration rights and piggyback registration rights to the holder(s) of the securities underlying the Term Note and Warrants.  The registration for the sales of the securities underlying the Term Note and Warrants was declared effective by the SEC on May 1, 2009.

As a result of the additional shares issued in the Rights Offering, completed on October 15, 2010, the exercise price for 208,334 ComVest Warrants were reduced from $3.52 per share to $2.45 per share and the exercise price for 300,000 ComVest Warrants were reduced from $1.07 per share to $0.92 per share.

The Company issued warrants to purchase 25,000 shares of common stock as compensation to a consultant for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $42,000 using Black-Scholes and were included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a six-year life.

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

•
Online services and products that connect manufacturers, warehouse distributors, retailers and automotive service providers via the internet. These products enable electronic data interchange throughout the automotive aftermarket supply chain among the different trading partners. They also enable procurement and business services to be projected over the internet to an expanded business audience. Some U.K. clients  use our information products on their own websites and intranets; some clients in North America and the U.K.  use our systems and branded software to obtain relevant and up-to-date information via the internet; and

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

Volume and Complexity of Information

Businesses in the automotive aftermarket manage large volumes of information from numerous sources with complex inter-relationships. There are over 4.5 million different stock-keeping units (“SKU”) available to parts sellers in the product catalogs used by the U.S. automotive aftermarket. The numbers of SKU increase in the order of some 5% each year. Moreover, manufacturers update product information and product prices with increasing frequency as they improve their internal processing and try to keep pace with consumer trends. As a result, most automotive aftermarket businesses require sophisticated inventory management systems, accurate and timely information on parts, tires, and repair delivered through online services to communicate, manage and present this volume of data effectively.

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

Areas of Growth

We expect growth in the automotive aftermarket will continue to be driven by:

•	gradual growth in the aggregate number of vehicles in use;

•	an increase in the average age of vehicles in operation;

•	fewer new vehicles being purchased due to a slowdown in the economy;

•	growth in the total number of miles driven per vehicle per year; and

•	increased vehicle complexity.

Plans for Growth

We see opportunities to expand the breadth of our client base within the automotive industry and diversify into new industries with similarly complex needs. We plan to offer tailored business management and distribution software to the wholesale distributor market of the automotive industry. We have also started to expand and diversify our client and product mix in the U.K. to serve the lumber and hardware industries, which we believe have an unmet need for the efficiency offered by our suite of business software solutions and services. Our growth plans include adapting and updating our software products to serve other vertical markets as well as through potential acquisitions.

Additional Vertical Markets: the Lumber, Hardware and Wholesale Distributor Markets and Additional Territories

We have identified that the lumber, hardware and wholesale distribution industries would benefit from the business management and distribution systems developed by MAM Software Ltd for its customers in the automotive aftermarket. We already have 40 U.K. clients operating in the hardlines and lumber market and electrical wholesale distribution market who are using a derivative of MAM Software Ltd’s Autopart product, known as “Trader.” We originally moved the Autopart product into these additional vertical markets a number of years ago after being approached by companies operating within these vertical markets who could not find a management solution that satisfied their requirements. To date, these additional vertical markets have made only a limited contribution to the revenues of MAM Software Ltd.

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

We have been increasing our promotion of the “Trader” product to these markets, specifically targeting medium sized businesses with revenues of between $2 million and $10 million. We are, and intend to continue, doing this through a number of channels, internet, direct marketing, advertorials and trade shows. The Internet channel initially focused on raising awareness of the website and the Trader product through a new website specifically for the Trader product. This in turn has been tied to advertising via the internet, by placing banner ads on industry websites such as www.Building.co.U.K., a U.K. website aimed at the building trade and EDA.com, which is the U.K. Electrical Distributors Association website. These banner ads have been directing customers to straight through to the Trader website where the benefits of this system are explained. We have also looked to raise awareness of the Trader product by placing advertisements in trade journals and will continue to look to have articles and editorial reviews written about the product and its advantages for those operating within these markets. We have also been targeting medium sized businesses within these vertical markets with direct mail pieces such as product fliers, product demo CDs and case studies from the small client base we have in this market. These have then been followed by MAM’s existing internal sales team to generate qualified leads for the external sales representatives. We recognize that we will need increased industry experience to sell effectively within these markets and intend to recruit a suitably experienced and qualified sales manager to lead this development. In addition to direct marketing we have attended trade shows and exhibitions that have given us the opportunity to invite businesses that we have targeted previously while giving us exposure to those businesses that as yet we haven’t connected with.

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

Strategic Goals

We hope to increase our share of the U.S. and Canadian markets by (i) increasing the sales and marketing presence of our Autopart product, (ii), focusing on the service station element of the market (iii) and establishing OpenWebs™ as the e-commerce standard within the Automotive market. In the U.K. and Europe we expect to continue to grow our market share through (i) moving our supply chain management software into new vertical markets, (ii) alliances with major manufacturers and national retail chains within the automotive aftermarket, and (iii) an increased marketing presence. We believe that our successful experience within the automotive market will translate well into other vertical markets that have similarly complex supply chains. By developing specific sales teams with relevant market experience and supporting with them suitable marketing collateral, we believe that within two years these teams will generate significant revenue and earnings. The Company plans, at this stage, to focus only on the U.K. for these additional vertical market opportunities.

Operational Expenses

Our plan of operation in the next twelve months continues a strategy for growth within our existing subsidiaries with an on-going focus on growing our U.S. operation. We estimate that the operational expenses we have identified will require approximately $11,600,000 of funding. We expect to spend approximately $3,500,000 on research and development, $4,900,000 in general and administrative expenses and $3,200,000 on sales and marketing in our growth plan. We also plan to utilize a portion of these costs to adapt our existing products to serve the wholesale distributor market place in other industries.

We plan to finance the required $11,600,000 from cash flow from operations.

Summary

We expect to see continued growth from both the U.S. and U.K. operations during fiscal 2012 with strong growth in revenues and operating income from the U.S. operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by the U.S. operation which are currently being released to customers, and the reintroduction of our Autopart line of products in the U.S. market.

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

Revenues in the U.K. are continuing to generate positive cash flow and free cash and the U.S. operations are also generating free cash flow but corporate expenses resulted in a negative cash flow for the year ended June 30, 2011. Our current plans still require us to hire additional sales and marketing staff and to support expanded operations overall.  We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting additional English-speaking auto industry aftermarkets for our Autopart product.  If we continue to experience negative cash flow we will be required to limit our growth plan.

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

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011  based  on  the  criteria  set forth  in Internal  Control—Integrated  Framework  issued  by  the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

(c)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth fiscal quarter of the fiscal year ended June 30, 2011 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position
Michael Jamieson	44	Chief Executive Officer and Director
Charles F. Trapp	62	Chief Financial Officer of the Company
Dwight B. Mamanteo	42	Director
Marcus Wohlrab	48	Director
Frederick Wasserman	57	Director
Gerald M. Czarnecki	71	Chairman of the Board of Directors of the Company
W. Austin Lewis IV	35	Director

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

Frederick Wasserman became a Director of the Company on July 17, 2007. Mr. Wasserman is the Chairman of the Audit Committee and is a member of the Governance and Nomination Committee. Mr. Wasserman is President of FGW Partners, LLC, a financial management consulting firm he started, effective as of May 1, 2008. From January 2007 through April 2008 Mr. Wasserman provided similar services as a sole proprietor. From August 2005 to December 2006, he served as Chief Operating and Chief Financial Officer of Mitchell & Ness Nostalgia Company, a manufacturer of licensed sportswear. From January 2001 to February 2005, he served as President and Chief Financial Officer of Goebel of North America, a subsidiary of the manufacturer of M.I. Hummel products, W. Goebel Porzellanfabrik Company. He also brings 13 years of public accounting experience, most notably work with each of Coopers & Lybrand and Eisner & Company.  He received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School, and has been a Certified Public Accountant. Mr. Wasserman also serves as a Director for the following companies: Acme Communications, Inc. (chairman- Nominating Committee, member- Audit Committee), Breeze-Eastern Corporation (Chairman- Audit Committee), TeamStaff, Inc. (Chairman- Board of Directors) and Gilman + Ciocia, Inc. (Chairman- Compensation Committee, Member- Audit Committee). From December 2006 to August 2010, Mr. Wasserman served on the Board of Directors of Allied Defense Group (Member-Audit Committee, Ethics and Governance Committee). From July 2007 to August 2010, he served on the Board of Directors of Crown Crafts, Inc.

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

Board Committees

The Company’s Board of Directors has three standing committees of the Board: a Compensation Committee, an Audit Committee and Governance and Nomination Committee. The directors named above serve on the following Board committees:

Compensation Committee:	Audit Committee	Governance and Nomination Committee

Dwight B. Mamanteo – Chair	Dwight B. Mamanteo	Dwight B. Mamanteo

Marcus Wohlrab	Frederick Wasserman** – Chair	Marcus Wohlrab – Chair

Gerald M. Czarnecki -ex officio member	Gerald M. Czarnecki -ex officio member	Frederick Wasserman

W. Austin Lewis IV	W. Austin Lewis IV	Gerald M. Czarnecki -ex officio member W. Austin Lewis IV

**	The Board of Directors has determined that Frederick Wasserman is a financial expert as defined in Regulation S-K promulgated under the Securities Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended June 30, 2011, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis.

Corporate Governance Principals and Board Matters

MAM is committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining MAM’s integrity in the marketplace. MAM maintains a code of business conduct and ethics for directors, officers (including MAM’s principal executive officer, principal financial officer and principal accounting officer)  and employees,  known  as our  Code of  Ethics of  Business Conduct.  This document is available at www.mamsoftwaregroup.com/cobeac.pdf. MAM will post on this website any amendments to the Code of Ethics of Business Conduct or waivers of the Code of Ethics of Business Conduct for directors and executive officers. Stockholders may request free printed copies of the Code of Ethics of Business Conduct, the Corporate Governance Guidelines and the Board committee charters from:

MAM Software Group, Inc.
Attention: Investor Relations
3435 Winchester Road
Allentown, Pennsylvania 18104
(610) 336-9045
www.mamsoftwaregroup.com/cobeac.pdf

Item 11. Executive Compensation.

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

Michael Jamieson Employment Agreement

The Employment Agreement with Mr. Jamieson (the “Jamieson Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Jamieson or us. Mr. Jamieson will receive an annual base salary of 150,000 GBP (approximately U.S. $225,000), payable in British Pounds Sterling.

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

In addition, Mr. Jamieson is entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of our 2007 Long-Term Incentive Plan (the “LTIP”). Pursuant to the Jamieson Agreement, Mr. Jamieson is to be awarded 50,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant.

In July, 2010, the Compensation Committee granted Mr. Jamieson options to purchase 210,938 shares of our common stock under the LTIP (the “Option Grant”). These options will vest on the third anniversary of the grant date, at a strike price of $0.80 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant will vest. Results between these established parameters will be interpolated.  The Option Grant will vest immediately upon a Change of Control.

In July 2011, the Compensation Committee issued to Mr. Jamieson a stock grant for 93,232 shares of our common stock under the LTIP (the “Stock Grant”). These shares will vest on the third anniversary of the grant date depending on the extent to which certain performance targets have been met. The grant expires three years from the issuance date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Stock Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Stock Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Stock Grant will vest. Results between these established parameters will be interpolated.  The Stock Grant will vest immediately upon a Change of Control.

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

Charles F. Trapp Employment Agreement

The Employment Agreement with Mr. Trapp (the “Trapp Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Trapp or us Mr. Trapp will receive an annual base salary of $195,000, payable in U.S. dollars. Mr. Trapp is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2011, with respect to Mr. Trapp’s potential incentive bonus for fiscal 2011.

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP. Pursuant to the Trapp Agreement, Mr. Trapp is to be awarded 20,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant.

In July, 2010, the Compensation Committee granted Mr. Trapp was granted options to purchase 182,813 shares of our common stock under the LTIP (the “Option Grant”). These options will vest on the third anniversary of the grant date, at a strike price of $0.80 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant will vest.  Results between these established parameters will be interpolated.  The Option Grant will vest immediately upon a Change of Control.

In July, 2011, the Compensation Committee issued to Mr. Trapp a stock grant for 80,801 shares of our common stock under the LTIP (the “Stock Grant”). These shares will vest on the third anniversary of the grant date depending on the extent to which certain performance targets have been met. The grant expires three years from the issuance date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Stock Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Stock Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Stock Grant will vest. Results between these established parameters will be interpolated.  The Stock Grant will vest immediately upon a Change of Control.

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

Summary Compensation Table for Fiscal Years 2011, 2010, and 2009

The following table sets forth information for the fiscal years ended June 30, 2011, 2010, and 2009 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer, Michael G. Jamieson, as of the end of our fiscal year ended June 30, 2011, (b) the two most highly compensated executive officers (other than our Chief Executive Officer) of ours and our subsidiaries who were serving as executive officers at the end of our fiscal year ended June 30, 2011, whose total compensation exceeded $100,000 for these periods, Charles F. Trapp, and (c) up to two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of such fiscal years, Ian Warwick and Simon Chadwick.  These individuals may be collectively referred to herein as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael G. Jamieson, (1) Chief Executive Officer, President and Director	2011	238,575		22,000					260,575
	2010	80,428	—	22,000	—	—	—	—	102,428

Charles F. Trapp (2)	2011	195,000	—	16,500	—	—	—	—	211,500
	2010	220,000	—	16,500	—	—	—	—	236,500
Executive Vice President, Chief Financial Officer	2009	224,166	—	16,500	—	—	—	—	240,666

(1)
Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2011 as MAM’s Chief Executive Officer and President.  Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 150,000 GPB per year.  The amount shown for 2011 was translated to U.S. dollars based on a June 30, 2011 currency conversion rate of 1 GBP = US$1.5905 (or $238,575). Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors. Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2010 as MAM’s Chief Executive Officer and President.  Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 122,000 GPB per year.  Mr. Jamieson became Interim Chief Executive Officer and Interim President on February 1, 2010 and was paid 50,830 GBP for the period from February 1, 2010 to June 30, 2010 pursuant to the terms of Mr. Jamieson’s employment agreement with our subsidiary.  The amount shown for 2010 was translated to U.S. dollars based on a June 30, 2010 currency conversion rate of 1 GBP = US$1.5823 (or $80,428). Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors.

(2)
Mr. Trapp was appointed Vice President Finance and Chief Financial Officer effective as of December 1, 2007. For the year ended June 30, 2011, the amount shown in the table reflects salary in the amount of $195,000 earned for services in these capacities and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended.  For the year ended June 30, 2010, the amount shown in the table reflects salary in the amount of $91,667 earned for services in these capacities between July 1, 2009 and November 30, 2009, pursuant to the terms of Mr. Trapp’s employment agreement, as well as salary in the amount of $128,333 earned for services between December 1, 2009 and June 30, 2010 pursuant to a month to month verbal agreement. The salary for fiscal 2010 also includes $22,000 that was deferred and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended.  For the year ended June 30, 2009, the amount shown in the table reflects salary in the amount of $95,833 earned for services in these capacities between July 1, 2008 and November 30, 2008, as well as salary in the amount of $128,333 earned for services between December 1, 2008 and June 30, 2009 pursuant to the terms of Mr. Trapp’s employment agreement. The salary for fiscal 2009 also includes $20,500 that was deferred and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended.  For the year ended June 30, 2008, the amount shown in the table reflects salary in the amount of $134,167 earned for services between December 1, 2007 and June 30, 2008, as well as salary in the amount of $80,416 earned for services as an accountant prior to his appointment as an officer. The salary for fiscal 2008 also includes $20,500 that was deferred and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended.

(3)
The amount shown in the “Stock Awards” column reflects the grant date fair value of awards granted during fiscal 2011, 2010, and 2009 measured in accordance with Accounting Standards Codification Topic 718 for stock awards to Mr. Jamieson. Stock awards represent an award on May 13, 2008 of 100,000  shares of Common Stock with a grant date closing price of $1.00 per share, of which 34% or 34,000 shares vested immediately on the date of grant. The remaining 66% of the shares or 66,000 shares vest in three equal installments of 22,000 shares on each of the first, second and third anniversaries of the grant date. The shares were not issued pursuant to any existing compensation plan. As a result of changes to the rules relating to these disclosures, the amounts have been revised from the amounts reported in our previous Annual Reports to reflect the grant date fair value of the stock granted, rather than the expense recognized for financial reporting purposes. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2010 and 2009, Note 1 “Stock Based Compensation” and Note 9 “Stockholders Equity” included in this Annual Report on Form 10-K, with respect to valuation assumptions for this stock grant. For stock awards to Mr. Trapp. Stock awards represent an award on May 13, 2008 of 75,000 shares of Common Stock with a grant date closing price of $1.00 per share, of which 34% or 25,500 shares vested immediately on the date of grant. The remaining 66% of the shares or 49,500 shares vest in three equal installments of 16,500 shares on each of the first, second and third anniversaries of the grant date. The shares were not issued pursuant to any existing compensation plan. As a result of changes to the rules relating to these disclosures, the amounts have been revised from the amounts reported in our previous Annual Reports to reflect the grant date fair value of the stock granted, rather than the expense recognized for financial reporting purposes. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2010 and 2009, Note 1 “Stock Based Compensation” and Note 9 “Stockholders Equity” included in this Annual Report on Form 10-K, with respect to valuation assumptions for this stock grant.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended June 30, 2011. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of June 30, 2011. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Michael G. Jamieson	—	—	210,938	$0.80	June 30, 2020	40,000	(1)	$72,400	(3)	—	—
Charles F. Trapp	—	—	182,813	$0.80	June 30, 2020	16,000	(2)	$29,000	(3)	—	—

(1)
Stock awards represent an award on July 1, 2011 to Mr. Jamieson of 50,000 shares of Common Stock with a grant date fair value of $0.80 per share, of which 20%, or 10,000 shares, vested on June 30, 2011, 15,000 shares will vest on June 30, 2012. The remaining 25,000 shares reflected in the table, will vest on June 30, 2013. The shares were not issued pursuant to any existing compensation plan.

(2)
Stock awards represent an award on July 1, 2011 to Mr. Trapp of 20,000 shares of Common Stock with a grant date fair value of $0.80 per share, of which 20%, or 4,000 shares, vested on June 30, 2011, 6,000 shares will vest on June 30, 2012. The remaining 10,000 shares reflected in the table, will vest on June 30, 2013. The shares were not issued pursuant to any existing compensation plan.

(3)	Based on the closing price of $1.81 of the Company’s Common Stock on June 30, 2011.

Director Compensation for Fiscal 2011

For the first six months of fiscal 2011, directors who were not officers of the Company received a $5,000 annual retainer, with the exception of the Chairman of the Board of Directors, who received a $17,500 annual retainer.  Directors who were not officers of the Company also received $3,750 for serving as Audit Committee Chairman, $3,000 for serving as Chairman of the Governance and Nomination or Compensation Committees, and $2,500 for serving as a Committee Member. Directors also receive stock grant equal to their cash compensation which vests over a three year period. Directors who are also executive officers of the Company do not receive any additional compensation for their service on the Board.

For the last six months all board members received quarterly compensation of $7,500 except for the Chairman of the Board of Directors, who received quarterly compensation of $10,000.

The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended June 30, 2011.

	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Michael G. Jamieson	—		—		—	—	—	—	—
Dwight B. Mamanteo	28,000	(2)	23,425	(3)	—	—	—	—	51,425
Marcus Wohlrab	25,500		21,973	(4)	—	—	—	—	47,473
Frederick Wasserman	26,250		23,456	(5)	—	—	—	—	49,706
Gerald M. Czarnecki	37,500	(6)	23,147	(7)	—	—	—	—	60,647
W. Austin Lewis IV	25,000	(8)	20,373	(9)	—	—	—	—	45,373

(1)
The amount shown in the table reflects the dollar amount recognized for fiscal 2011 financial statement reporting purposes of the outstanding stock awards held by the directors in accordance with ASC 718-10-25-5. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2011 and 2010, Note 1 “Stock Based Compensation” and Note 9 “Stockholders Equity” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, with respect to valuation assumptions for this stock grant. The directors held no other stock or option awards at June 30, 2011.

(2)	Received cash compensation of $12,375, net of taxes of $2,625 and 11,865 shares in lieu of $13,000 cash compensation, net of tax.

(3)	Includes 14,695 shares valued at market price on the date of grant.

(4)	Includes 18,584 shares valued at market price on the date of grant.

(5)	Includes 19,862 shares valued at market price on the date of grant.

(6)	Includes 17,797 shares of Common Stock valued at market price on the date of issuance, net of income taxes of $13,125, and received in lieu of $37,500 of cash compensation.

(7)	Includes 19,768 shares, net after taxes, valued at market price on the date of grant, net of income taxes of $8,101.

(8)	Received cash compensation of $15,000, and 9,128 shares in lieu of $10,000 cash compensation.

(9)	Includes 17,611 shares valued at market price on the date of grant.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 12, 2011 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock. Unless otherwise identified, the address of our directors and officers is c/o MAM Software Group, Inc., Maple Park, Maple Court, Barnsley, U.K. S75 3DP.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of class of Common Stock (1)
Wynnefield Persons (2) c/o Wynnefield Capital Inc. and Affiliates 450 Seventh Ave., Suite 509 New York, NY 10123	3,673,153	(3)	25.85%

BBE Group Holdings, LLC and Affiliates 145 East 57th Street, 10th Floor New York, NY 10022	1,380,212	(4)	9.71%

Directors and Officers:

Michael Jamieson Chief Executive Officer	238,200	(5)	1.68%

Charles F. Trapp Chief Financial Officer	391,323	(6)	2.75%

Frederick Wasserman, Director	65,700	(7)	0.46%

Dwight B. Mamanteo, Director	235,393	(8)	1.66%

Marcus Wohlrab, Director	39,567	(9)	0.28%

Gerald M. Czarnecki, Chairman	329,712	(10)	2.32%

W. Austin Lewis IV (11) c/o Lewis Asset Management Corp. 45 Rockefeller Plaza New York, NY 10111	2,023,110	(12)	14.24%

Directors and Officers as a group (7 persons)	3,323,005		23.39%

(1)
Based on a total of 14,207,636 shares of Common Stock outstanding as of August 31, 2011. In accordance with Securities and Exchange Commission rules, each person’s percentage interest is calculated by dividing the number of shares that person owns by the sum of (a) the total number of shares outstanding as of August 31, 2011 plus (b) the number of shares such person has the right to acquire within sixty (60) days of August 31, 2011.

(2)
Comprised of Wynnefield Partners Small Cap Value, LP (“Wynnefield Partners”) and Wynnefield Partners Small Cap Value LP I (“Wynnefield Partners I”), and the general partner of each of these entities, Wynnefield Capital Management, LLC (“Wynnefield LLC”); Wynnefield Small Cap Value Offshore Fund Ltd. (“Wynnefield Offshore”) and its investment manager, Wynnefield Capital, Inc. (“Wynnefield Capital”); Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (the “Plan”); Channel Partnership II, LP (“Channel”); Nelson Obus, who serves as principal and co-managing member of Wynnefield Capital Management, LLC, principal executive officer of Wynnefield Capital, Inc. and general partner of Channel Partnership II, LP; and Joshua H. Landes, who serves as principal and co-managing member of Wynnefield Capital Management, LLC and executive officer of Wynnefield Capital, Inc. (collectively, the “Wynnefield Persons”). Dwight Mamanteo, one of the Company’s directors, is an investment analyst with Wynnefield Capital. Mr. Mamanteo exercises neither voting nor dispositive control over the shares beneficially owned by Wynnefield Capital. The Company has been informed that Nelson Obus and Joshua H. Landes share voting and investment control over the shares beneficially owned by Wynnefield Partners, Wynnefield Partners I, Wynnefield Offshore, Wynnefield LLC, Wynnefield Capital and the Plan, and that Nelson Obus exercises sole voting and investment control over the shares beneficially owned by Channel.  Based upon information provided in a Schedule 13D/A filed with the SEC on May 27, 2011 and a Form 4 filed on June 6, 2011.  Note that the Wynnefield Persons’ shareholdings have been reduced by an aggregate of 3,125,002 shares to reflect the surrender of the Exchange Warrants by the Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, Wynnefield SmallCap Offshore Fund, Ltd and Channel Partnership II, LP to the Company as part of the Company’s proposed Exchange Offer.

(3)
Represents an aggregate of 3,673,153 shares of common stock, which are beneficially owned as follows: (i) 904,066 shares of common stock are beneficially owned by Wynnefield Partners; (ii) 1,224,677 shares of common stock are beneficially owned by Wynnefield Partners I; (iii) 1,364,470 shares of common stock owned by Wynnefield Offshore; (iv) 4,474 shares of common stock are beneficially owned by the Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan; and (v) 175,466 shares of common stock are beneficially owned by Channel.  Based upon information provided in a Form 4 filed with the SEC on June 6, 2011.

(4)
Represents (i) 999,663 shares of common stock owned by BBE Group Holdings, LLC, with respect to which BBE Group Holdings, LLC has the power to vote and dispose, which power may be exercised by Mr. Quillen, as President of Quilcap Corp and as Sole Managing Member of Quilcap Management; and (ii) 65,129 shares of common stock owned by Quillen Properties, with respect to which Quillen Properties has the power to vote and dispose, which power may be exercised by Mr. Quillen, as the Sole Managing Member of Quilcap Management; and (iii) 35,035 shares of common stock with respect to which Mr. Quillen has sole voting and dispositive power and (iiii) 280,385 shares of common stock owned by Parker L. Quillen.  Based upon information provided in a Schedule 13G/A filed with the SEC on October 15, 2010.

(5)	Includes 100,000 vested shares of an award of an aggregate of 100,000 restricted shares of Common Stock granted by the Company on May 13, 2008 for services previously rendered.

(6)	Includes 75,500 vested shares of an award of an aggregate 75,000 restricted shares of Common Stock granted by the Company on May 13, 2008 for services previously rendered.

(7)
Includes (i) 2,500 vested shares of restricted Common Stock of an award for an aggregate 2,500 shares of restricted Common Stock granted on May 13, 2008 by the Company for services previously rendered; (ii) 11,000 vested shares of restricted Common Stock out of an award of an aggregate of 11,000 shares of restricted Common Stock granted on October 6, 2008; and (iii) 13,636 vested shares of restricted Common Stock out of an award of an aggregate of 20,455 shares of restricted Common Stock granted on July 1, 2009, (iv) 9,375 vested shares of restricted Common Stock out of an award of an aggregate of 28,125 shares of restricted Common Stock granted on July 1, 2010, and (v) 5,430 shares which will vest within 60 days of August 31, 2011.

(8)
Includes (i) 2,500 vested shares of restricted Common Stock of an award for an aggregate 2,500 shares of restricted Common Stock granted on May 13, 2008 by the Company for services previously rendered; and (ii) 10,400 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 10,400 shares of restricted Common Stock granted on October 6, 2008; and (iii) 15,758 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 23,637 shares of restricted Common Stock granted on July 1, 2009, (iv) 10,833 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 32,500 shares of restricted Common Stock granted on July 1, 2010 and (v) 6,059 shares which will vest within 60 days of August 31, 2011.

(9)
Includes (i) 2,500 vested shares of restricted Common Stock of an award for an aggregate 2,500 shares of restricted Common Stock granted on May 13, 2008 by the Company for services previously rendered; (ii) 10,400 vested shares of restricted Common Stock out of an award of an aggregate of 10,400 shares of restricted Common Stock granted on October 6, 2008; and (iii) 12,732 vested shares of restricted Common Stock out of an award of an aggregate of 19,091 shares of restricted Common Stock granted on July 1, 2009, (iv) 8,750 vested shares of restricted Common Stock out of an award of an aggregate of 26,250 shares of restricted Common Stock granted on July 1, 2010 (v) 5,160 shares which will vest within 60 days of August 31, 2011.

(10)
Includes (i) 2,500 vested shares of restricted Common Stock (net of taxes) out of an award for an aggregate 2,500 shares of restricted Common Stock granted by the Company for joining the Board of Directors on October 6, 2008; (ii) 14,000 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 14,000 shares of restricted Common Stock granted on October 6, 2008; and (iii) 13,788 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 31,818 shares of restricted Common Stock granted on July 1, 2009, (iv) 9,479 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 43,750 shares of restricted Common Stock granted on July 1, 2010,and (v) 8,140 shares which will vest within 60 days of August 31, 2011.

(11)
W. Austin Lewis IV is the portfolio manager and general partner of Lewis Asset Management Corp., the investment manager of Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. Accordingly, Mr. Lewis is deemed to be the beneficial owner of the shares owned by Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. and beneficially owned by Lewis Asset Management Corp.

(12)
Represents (i) 600,476 shares owned directly by W. Austin Lewis IV, (ii) 1,416,835 shares of common stock owned by Lewis Opportunity Fund, LP; (iii) 1,950 vested shares of restricted Common Stock out of an award of an aggregate of 2,500 shares of restricted Common Stock granted on February 20, 2009; (iv) 6,667 vested shares of restricted Common Stock out of an award of an aggregate 8,000 shares of restricted Common Stock granted on February 20, 2009; and (v) 14,072 vested shares of restricted Common Stock out of an award of an aggregate of 18,182 shares of restricted Common Stock granted on July 1, 2009, (vi) 8,333 vested shares of restricted Common Stock out of an award of an aggregate of 25,000 shares of restricted Common Stock granted on July 1, 2010,  and (vii) 5,799 shares which will vest within 60 days of August 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Auto Data Network, Inc.

Prior to the spin-off of Aftersoft from ADNW on November 24, 2008, a former officer served as Chairman and CEO of both companies. Effective immediately following the spinoff, this officer resigned from all positions with ADNW. None of the Company’s other officers and directors serve as officers or directors of ADNW.

On November 24, 2008 (the “Dividend Distribution Date”), ADNW distributed a dividend of the 7,125,000 shares of the Company’s common stock that ADNW owned at such time in order to complete the previously announced spin-off of Aftersoft’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.06864782 shares of Aftersoft's common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.

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

As a result of Aftersoft’s ownership of certain ADNW securities, Aftersoft received approximately 1,396,530 shares of its own common stock in connection with the dividend distribution. On December 31, 2008, Aftersoft retired 1,372,212 of the shares. The remaining 24,319 shares were  used by Aftersoft for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.

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

Transactions with ComVest Capital LLC and its affiliate, Commonwealth Associates LP

ComVest Capital LLC

On October 26, 2010, the Company repaid in full the ComVest Loan Agreement from the proceeds from the HSBC Term Loan.

ComVest Capital LLC (“ComVest”) was the Company’s senior secured lender.  During fiscal 2008, ComVest extended to the Company a $1,000,000 secured revolving credit facility and a $5,000,000 term loan pursuant to the terms of a Revolving Credit and Term Loan Agreement (the “Loan Agreement”), a Revolving Credit Note and a Convertible Term Note, each dated December 21, 2007.  The material terms of these loans are described further below. In connection with this transaction, the Company issued to ComVest warrants to purchase an aggregate of 508,334 shares of the Company’s common stock. The material terms of these warrants are described further below.

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

The number of shares issuable upon conversion of the Term Note and the conversion price may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction.  In addition, the number of conversion shares, and/or the conversion price may be adjusted in the event of certain sales or issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Term Note is outstanding, at an effective price per share which is less than the then-effective conversion price of the Term Note.  The principal and interest payable on the Term Note was initially convertible into shares of the Company’s common stock at the option of ComVest, at an initial conversion price of $15.00 per share. On July 3, 2008, the conversion price was reduced to approximately $14.90 per share following the Company’s subsequent issuance of shares of common stock and warrants at an effectively lower price.  Consequently, the number of shares issuable upon conversion of the principal amount of the Term Note was increased to 336,135 shares from 333,334 shares. The Company also may require conversion of the principal and interest under certain circumstances.

Since December 21, 2007, the principal amount due on the Term Note has been $5,000,000. As of June 30, 2009, the Company has not yet repaid any principal. As described above, this loan currently bears interest at a rate of 16%. During fiscal 2009 and 2008, the Company paid $842,000 and $290,278, respectively, in interest payments.

Warrants.  In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s common stock, exercisable after December 21, 2007 and expiring December 31, 2013: a) warrants to purchase 100,000 shares of common stock at an initial exercise price of $3.125 per share;  b) warrants to purchase 200,000 shares of common stock at an initial exercise price of $3.90per share; and c) warrants to purchase 208,334 shares of the Company’s common stock at an initial exercise price of $0.3625 per share.  The warrants also contain a cashless exercise feature.  The number of shares of common stock issuable upon exercise of the warrants, and/or the applicable exercise prices, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of shares issuable upon exercise of the warrants, and/or the applicable exercise prices may be adjusted, at any time while the warrants are outstanding, in the event of certain issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of the Company’s common stock, at an effective price per share which is less than the then-effective exercise prices of the warrants.

The exercise prices for 300,000 of these warrants were subsequently modified in connection with waivers the Company received for violations of one of the debt covenants, as discussed further below.

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

Amendments to Loan Agreement and Waivers for Violations of Certain Covenants.  Subsequent to March 31, 2008, the Company notified ComVest that the Company had incurred a loss of $1,897,000 for the three-month period ending March 31, 2008, and as a result, the Company had a ratio of EBIDA to debt service of (4.41):1.00, therefore violating the EBIDA Ratio Covenant described above.  ComVest agreed to grant the Company a waiver for the violation of this loan covenant.  On May 15, 2008, the Company and ComVest entered into a Waiver and Amendment pursuant to which ComVest granted the waiver, and, in consideration therefor, the Company reduced the exercise price for 100,000 warrants issued to ComVest in connection with the Loan Agreement from $3.125 per share to $1.10 per share, and recognized the incremental fair value of the modified warrants of $24,000 as additional interest expense.   As a result of ComVest granting this waiver, the Company was not in violation of any loan covenants at March 31, 2008. Subsequent to June 30, 2008, the Company advised ComVest that the Company had incurred a loss of $11,664,000 for the six-month period ending June 30, 2008, and that as a result had again violated the EBIDA Ratio Covenant with an EBIDA to debt service ratio of (2.26):1.00.  ComVest agreed to provide the Company with another waiver.  In connection therewith, the Company and ComVest entered into a letter agreement amending the Loan Agreement (the “September 23, 2008 Waiver and Amendment”) and modifying the EBIDA Ratio Covenant.  Pursuant to the September 23, 2008 Waiver and Amendment, the EBIDA Ratio Covenant was waived for the quarter ending September 30, 2008 and was reduced to 0.62:100 from 1.25:1.00 for the quarter ended December 31, 2008. Additionally, the EBIDA Ratio Covenant was reset for future quarters to 0.71:1.00 for the four quarters ended March 31, 2009; 0.50:1.00 for the four quarters ended June 30, 2009; and 1.25:1.00 for the four quarters ended September 30, 2009 and thereafter.  Additionally, ComVest agreed to delay the commencement of the loan amortization related to the Term Note for one year, from January 1, 2009 to January 1, 2010.  In consideration for these modifications, the Company reduced the exercise price related to 200,000warrants issued to ComVest in connection with the Loan Agreement from $3.90 to $1.10.  The incremental fair value of the modified warrants is $15,000, which was recorded as an additional debt discount and is being amortized over the remaining life of the term loan pursuant to EITF 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments.”  As a result of these amendments, the Company was not in violation of any loan covenants at June 30, 2008.

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

Commonwealth Associates LP

The Company has engaged Commonwealth Associates LP (“Commonwealth”) as its consultant and exclusive merger and acquisitions advisor pursuant to a Consulting Agreement dated June 3, 2008 (the “Consulting Agreement”). Commonwealth and ComVest are entities that are under common control. The Consulting Agreement is for an initial term of 24 months, and provides that Commonwealth will (i) be issued warrants to purchase up to 300,000 shares of the Company’s common stock, which will be exercisable  for  5  years  at a price  of  $3.00 per share,  or the  effective  price  for  the  Company’s  shares resulting from the sale of approximately 28,631,622 shares of ADNW’s common stock with respect to which Commonwealth may act as placement agent, whichever is lower, and will contain anti-dilution protection and a cashless exercise feature with respect to one-half of the warrants; (ii) receive $15,000 per month for 18 months for its advisory services beginning June 3, 2008 and (iii) receive a fee in connection with an M&A transaction equal to 5% of the aggregate consideration paid or received by the Company.

On July 3, 2008, the Company issued to Commonwealth warrants to purchase an aggregate of 100,000 shares of the Company’s common stock as compensation for work performed in connection with the Company’s sale on July 3, 2008 of the 523,163 shares of ADNW common stock that it owned, which is further described in the footnotes. The warrants are currently exercisable at an exercise price of $3.00 per share and expire on July 3, 2013. Additionally, during the year ended June 30, 2009, the Company paid $45,000 to Commonwealth, and recorded a liability for unpaid fees of $135,000.

On August 3, 2009, the Company amended the financial advisory agreement and agreed to pay Commonwealth $35,000 in August and $25,000 in September and October of 2009, in full satisfaction of the $135,000 liability.

On December 31, 2009, the Company issued to Commonwealth, in settlement of a contract, warrants to purchase an aggregate of 70,000 shares of the Company’s common stock.  The warrants are exercisable at $0.80 per share and expire on December 31, 2014.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that Dwight B. Mamanteo, Marcus Wohlrab, Frederick Wasserman, Gerald Czarnecki and W. Austin Lewis IV are “independent” within the meaning of such rules. Michael Jamieson is not “independent” under these rules, due to his position as our Chief Executive Officer.

Item 14.	Principal Accounting Fees and Services.

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, KMJ Corbin & Company LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2011 and 2010.

	For the Year Ended June 30,
	2011	2010
Audit fees (1)	$123,000	$123,200
Audit- related fees (2)	-	-
Tax fees (3)	-	-
All other fees	12,000	9,900
Total fees	$135,000	$133,100

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.

(2)	Audit-related fees for fiscal years 2011 and 2010 are comprised of consent fees and work on registration statements.

(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

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

10.11
Collateral Agreement dated as of December 21, 2007 by and among MAM Software Group, Inc., Aftersoft Network, N.A. Inc., MAM Software Ltd., MAM Software Group (U.K.) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., and ComVest Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.12
Guaranty Agreement dated December 21, 2007 by Aftersoft Network, N.A. Inc., MAM Software Ltd., MAM Software Group (U.K.) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., in favor of ComVest Capital LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 31, 2007).

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

MAM Software Group, Inc.

Date: September 14, 2011	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 14, 2011	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 14, 2011	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 14, 2011	By:	/s/ Gerald M. Czarmecki
Gerald M. Czarnecki
Chairman of the Board, Lead Director, ex officio member of all committees

Date: September 14, 2011	By:	/s/ Frederick Wasserman
Frederick Wasserman
Audit Committee Chair and Director

Date: September 14, 2011	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Compensation Committee Chair and Director

Date: September 14, 2011	By:	/s/ Marcus Wohlrab
Marcus Wohlrab
Governance Committee Chair and Director

Date: September 14, 2011	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV
Compensation Committee Member and Director

FINANCIAL STATEMENTS

MAM SOFTWARE GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F–2

Consolidated Balance Sheets as of June 30, 2011 and 2010	F–3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2011 and 2010	F–4

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2011 and 2010	F–5

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010	F–6

Notes to Consolidated Financial Statements	F–8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MAM Software Group, Inc.

We have audited the accompanying consolidated balance sheets of MAM Software Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAM Software Group, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  KMJ Corbin & Company LLP
Costa Mesa, California
September 14, 2011

MAM SOFTWARE GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$2,770	$1,196
Accounts receivable, net of allowance of $174 and $192	3,340	2,520
Inventories	293	366
Prepaid expenses and other current assets	732	371
Total Current Assets	7,135	4,453

Property and Equipment, Net	776	856

Other Assets
Goodwill	9,332	8,924
Amortizable intangible assets, net	2,093	2,757
Software development costs, net	1,364	1,520
Other long-term assets	70	49
TOTAL ASSETS	$20,770	$18,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,129	$1,111
Accrued expenses and other	2,468	2,198
Payroll and other taxes	385	339
Current portion of settlement liability	-	326
Derivative liabilities	672	291
Current portion of long-term debt	1,086	5,000
Current portion of deferred revenue	438	641
Sales tax payable	918	598
Income tax payable	664	684
Total Current Liabilities	7,760	11,188

Long-Term Liabilities
Deferred revenue, net of current portion	190	345
Deferred income taxes	246	642
Settlement liability, net of current portion	-	525
Long-term debt, net of current portion	776	168
Other	325	359
Total Liabilities	9,297	13,227
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	–	–
Common stock: Par value $0.0001 per share; 150,000,000 shares authorized, 14,167,621 and 8,486,289 shares issued and outstanding, respectively	1	1
Additional paid-in capital	33,156	29,510
Accumulated other comprehensive loss	(561)	(768)
Accumulated deficit	(21,123)	(23,411)
Total Stockholders' Equity	11,473	5,332
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,770	$18,559

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	For the Year Ended June 30,
	2011	2010
Revenues	$25,619	$24,156
Cost of revenues	10,847	10,274
Gross Profit	14,772	13,882

Operating Expenses
Research and development	3,150	3,012
Sales and marketing	2,225	2,181
General and administrative	4,189	6,462
Depreciation and amortization	1,109	1,116
Total Operating Expenses	10,673	12,771

Operating Income	4,099	1,111

Other Income (Expense)
Interest expense	(653)	(1,361)
Change in fair value of derivative liabilities	(315)	267
Other, net	62	50
Total Other Expense, net	(906)	(1,044)

Income before provision for income taxes	3,193	67

Provision for income taxes	905	694

Net Income (Loss)	2,288	(627)

Foreign currency translation gain (loss)	207	(286)
Total Comprehensive Income (Loss)	$2,495	$(913)

Earnings (loss) per share attributed to common stockholders - basic	$0.19	$(0.07)
Earnings (loss) per share attributed to common stockholders - diluted	$0.18	$(0.07)
Weighted average common shares outstanding - basic	12,295,696	8,397,028
Weighted average common shares outstanding - diluted	12,482,899	8,397,028

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Preferred Stock		Common	Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance June 30, 2009	-	$-	8,346,234	$1	$30,226	$(482)	$(23,245)	$6,500
Adoption of new accounting guidance related to derivative instruments	-	-	-	-	(868)	-	461	(407)
Common stock issued as compensation	-	-	140,055	-	116	-	-	116
Fair value of warrants issued for services	-	-	-	-	36	-	-	36
Foreign currency translation	-	-	-	-	-	(286)	-	(286)
Net loss	-	-	-	-	-	-	(627)	(627)
Balance June 30, 2010	-	$-	8,486,289	$1	$29,510	$(768)	$(23,411)	$5,332
Proceeds from sale of common stock, net of issuance costs	-	-	5,151,347	-	3,193	-	-	3,193
Common stock issued as compensation	-	-	352,219	-	382	-	-	382
Preferred shares issued for cancellation of warrants	1,792,622	-	-	-	-	-	-	-
Conversion of preferred shares into common stock	(1,792,622)	-	179,270	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	207	-	207
Common stock issued for warrant exercises	-	-	5,345	-	3	-	-	3
Reclassification of non-employee warrants from additional paid – in capital to derivative liabilities	-	-	-	-	(338)	-	-	(338)
Reclassification of non-employee warrants from derivative liabilities to additional paid – in capital	-	-	-	-	272	-	-	272
Fractional shares retired	-	-	(6,849)	-	-	-	-	-
Stock options issued in settlement of accrued liabilities	-	-	-	-	134	-	-	134
Net income	-	-	-	-	-	-	2,288	2,288
Balance June 30, 2011	-	$-	14,167,621	$1	$33,156	$(561)	$(21,123)	$11,473

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.
Consolidated Statements of Cash Flows

(In thousands)	For the Years Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES :
Net income (loss)	$2,288	$(627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	87	177
Depreciation and amortization	1,109	1,116
Amortization of debt discount and debt issuance costs	102	513
Gain on settlement of liabilities	(52)	(50)
Change in fair value of derivative liabilities	315	(267)
Deferred income taxes	(396)	(238)
Fair value of stock issued for services and compensation	312	116
Fair value warrants issued for settlement of service agreement	-	36
Changes in assets and liabilities:
Accounts receivable	(778)	(707)
Inventories	96	(79)
Prepaid expenses and other assets	(395)	105
Accounts payable	(35)	(183)
Accrued expenses and other liabilities	(608)	880
Deferred revenue	(392)	(196)
Taxes payables	244	69
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,897	665

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(99)	(85)
Capitalized software development costs	(14)	(66)
NET CASH USED IN INVESTING ACTIVITIES	(113)	(151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	3,193	-
Proceeds from exercise of warrants	3	-
Proceeds from issuance of debt, net of issuance costs	2,076	-
Payments on debt	(5,592)	(1,346)
NET CASH USED IN FINANCING ACTIVITIES	(320)	(1,346)

Effect of exchange rate changes	110	365
Net change in cash and cash equivalents	1,574	(467)
Cash and cash equivalents at beginning of year	1,196	1,663
Cash and cash equivalents at end of year	$2,770	$1,196

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.
Consolidated Statements of Cash Flows (Continued)

(In thousands)	For the Years Ended June 30,
	2011	2010
Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$653	$849
Income taxes	$1,368	$463

Supplemental disclosures of non-cash investing and financing activities:

Cumulative effect to retained earnings due to adoption of accounting standard	$-	$461
Cumulative effect to additional paid-in capital due to adoption of accounting standard	$-	$868
Cumulative effect to debt discount due to adoption of accounting standard	$-	$310
Issuance of stock options in settlement of accrued liabilities	$134	$-
Issuance of common stock in settlement of accrued liabilities	$70	$-
Reclassification of non-employee warrants from additional paid-in capital to derivative liabilities	$338	$-
Reclassification of non-employee warrants from derivative liabilities to additional paid-in capital	$(272)	$-

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

MAM Software Group, Inc. (“MAM” or the “Company”), MAM is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Barnsley, United Kingdom (“U.K.”) and Aftersoft Network, N.A., Inc., (“ASNA”) has offices in the United States (“U.S.”) in Allentown, Pennsylvania.  ASNA has one wholly owned operating subsidiary (i) MAM Software, Inc.  and two inactive wholly owned subsidiaries,  (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania. MAM has offices in Allentown, Pennsylvania.

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

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance deposit coverage, effective December 31, 2010, the FDIC is providing temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012.  At June 30, 2011 and June 30, 2010, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the U.S., the Company maintains its cash accounts at financial institutions which it believes to be credit worthy.

Bank accounts maintained outside the U.S. are not insured. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Customers

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. Credit risk is managed by discontinuing sales to customers who are delinquent. The Company estimates credit losses and returns based on management’s evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. No customers  accounted for more than 10% of the Company’s revenues for the year ended June 30, 2011. During the year ended June 30, 2010, one customer accounted for approximately 10% of the Company’s revenues.

No customers accounted for more than 10% or more of the Company’s accounts receivable at June 30, 2011 and June 30, 2010.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 25% of its revenues from the U.S., 1% from Canada, and 74% from its U.K. operations during the year ended June 30, 2011 compared to 26% of its revenues from the U.S., 1% from Canada, and 73% from its U.K. operations during the year ended June 30, 2010.

At June 30, 2011, the Company maintained 67% of its net property and equipment in the U.K. and the remaining 33% in the U.S. At June 30, 2010, the Company maintained 62% of its net property and equipment in the U.K. and the remaining 38% in the U.S.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectibility of accounts receivable, the realizability of inventories, the fair value of investments in available-for-sale securities, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities, the valuation of derivative liabilities and the estimated fair value of stock options, warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in available-for-sale securities, accounts receivable, accounts payable, accrued expenses and debt instruments.

Fair Value of Measurements

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

Available-for-sale Securities

Management determines the appropriate classification of its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting at the time of purchase and re-evaluates such classification as of each balance sheet date.   The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income (loss), net of tax. At June 30, 2011 and June 30, 2010, investments consist of corporate stock with a carrying value of $0, which is now the Company’s new cost basis in the securities as the Company wrote- down its investment in available - for - sale securities. In the event the fair value of the securities increases, the Company will not recognize any gain on the securities unless they are sold.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive income (loss).

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of:  the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations.

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

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of June 30, 2011, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of  goodwill in the future.

Goodwill activity for the years ending June 30, 2011 and 2010 are as follows:

Balance July 1, 2009	$9,548,000
Effect of exchange rate changes	(624,000)
Balance June 30, 2010	$8,924,000
Effect of exchange rate changes	408,000
Balance June 30, 2011	$9,332,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2011, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Issuance of Equity Instruments to Non-Employees

All issuances of the Company’s equity instruments to non-employees are measured at fair value based upon either the fair value of the equity instruments  issued or the fair value of consideration received, whichever is more readily determinable. The majority of stock issuance for non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the equity instruments on the dates issued.

The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  An asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments not presented or classified as an offset on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

Stock-Based Compensation

For valuing stock options awards, the Company has elected to use the Black-Scholes Merton option pricing valuation model (“Black-Scholes”).  For the expected term, the Company uses a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant U.S. Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“LTIP”). Stock awarded under the LTIP are accounted for in accordance with ASC 718-10-25-5 because the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms, and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time.  Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, and July 1, 2010, respectively. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2011 and 2010 and issued stock options to employees in fiscal 2011 under the LTIP  (see Note 9).

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

In those instances in which arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies (which represents the majority of the Company’s arrangements), the Company accounts for the arrangements  using contract accounting, as follows:

1)
When customer acceptance can be estimated, but reliable estimated costs to complete cannot be determined, expenditures are capitalized as work-in process and deferred until completion of the contract at which time the costs and revenues are recognized.

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

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2011 and 2010, advertising expense totaled $163,000 and $94,000, respectively.

Gain on Extinguishment of Liability for Services

The Company realized $52,000 of income from a settlement with a creditor during the year ended June 30, 2011, which is included in other income (expense) in the accompanying consolidated statements of operations and comprehensive income (loss)(see Note 8).

The Company realized $50,000 of income from a settlement with a creditor during the year ended June 30, 2010, which is included in other income (expense).

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled a gain of $207,000 and a loss of $286,000 for the years ended June 30, 2011 and 2010, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2011 and 2010, the components of comprehensive income (loss) consist of foreign currency translation gains (losses).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at June 30, 2011 and 2010, and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive income (loss) for the years ended June 30, 2011 and 2010.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the year ended June 30, 2011, there were 187,203 common share equivalents included in the computation of the diluted earnings per share.  For the years ended June 30, 2010, there were no dilutive shares. For the year ended June 30, 2011, a total of 777,061 common stock purchase warrants and stock options were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.  For the year ended June 30, 2010, a total of 2,249,814 common stock purchase warrants and debt convertible into 269,801 shares were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the years ended June 30:

	2011	2010
Numerator:
Net income (loss)	$2,288,000	$(627,000)

Denominator:
Basic weighted-average shares outstanding	12,295,696	8,397,028
Effect of dilutive securities	187,203	-
Diluted weighted-average diluted shares	12,482,899	8,397,028
Basic earnings (loss) per common share	$0.19	$(0.07)
Diluted earnings(loss) per common share	$0.18	$(0.07)

Derivative Liabilities

On July 1, 2009, the Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock.  The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of the adoption, 508,334 of the Company’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  These warrants had an average exercise price at July 1, 2009 of $2.08 and expiration date of December 31, 2013. In addition, amounts related to the embedded conversion feature of convertible notes issued previously treated as equity pursuant to the derivative treatment exemption were also no longer afforded equity treatment. As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and recorded the fair value of the embedded conversion features, which both have exercise price reset features, from equity to liability status as if these warrants and embedded conversion features were treated as a derivative liability since the earliest date of issue in December 2007. On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $868,000 to derivative liabilities, increased  the debt discount and derivative liabilities by a gross amount of $310,000, decreased accumulated deficit by $619,000 for the change in fair value of derivative liabilities for the period from December 2007 through June 30, 2009 and increased accumulated deficit by $158,000 for additional amortization of debt discount for the period from December 2007 through June 30, 2009. During the three months ended December 31, 2010, the Company repaid the convertible term loan (see Note 6) thus eliminating the embedded conversation feature.

The fair value of these common stock purchase warrants was $672,000 on June 30, 2011.  The fair value of the common stock purchase warrants was $291,000 and the embedded conversion feature was $0 on June 30, 2010.   The Company recognized a loss of approximately $381,000 from the change in fair value of these warrants for the year ended June 30, 2011 and recognized a gain of $267,000 for the year ended June 30, 2010.

On December 2, 2010 the Company accounted for all unexercised stock purchase warrants as derivative liabilities because if all outstanding options and warrants were exercised there would be insufficient authorized shares to fulfill the request.  As of that date, additional paid-in-capital was reduced by $338,000 and derivative liabilities were increased by $338,000.  On January 21, 2011, 3,563 warrants exercisable at $0.80 were exercised using the cashless exercise provision of the warrant agreement. The average closing price for the prior five days was $1.60 and 1,782 shares of common stock were issued. As a result of this exercise, $4,994 was reclassified to additional paid-in capital from derivative liabilities. On February 11, 2011, 3,563 warrants were exercised for $2,850 and $5,318 was reclassified to additional paid-in capital from derivative liabilities. The fair value of the remaining unexercised warrants was $262,000 as of March 25, 2011, and the Company recorded expense of $65,000 for the year ended June 30, 2011 in connection with the change in fair value of these warrants.

Effective March 25, 2011, the Company completed a reverse/forward stock split and reduced the number of shares outstanding from approximately 139,150,000 to 13,915,000 and no longer accounted for unexercised stock purchase warrants as derivative liabilities. The Company had sufficient authorized shares available for the exercise of all outstanding options and stock purchase warrants. As of March 25, 2011, additional paid in capital was increased by $262,000 and derivative liabilities were reduced by $262,000.

All future changes in the fair value of the Company’s warrants will still be treated as derivatives and will be recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using Black-Scholes and the following assumptions:

	June 30,	June 30,
	2011	2010
Annual dividend yield	0.0%	0.0%
Expected life (years)	0.17 -4.00	0.42 - 3.50
Risk-free interest rate	0.16%– 1.79%	0.39%-2.65%
Expected volatility	87% - 151%	82% - 137%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.  The expected life is based on the remaining contractual term of the warrants. The risk-free rate is based on the U.S. Treasury rate that corresponds to the expected term of the warrants.

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2011	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$672,000	$672,000

June 30, 2010	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$291,000	$291,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of July 1, 2009	$-
Cumulative effect of adoption	558,000
Change in fair value	(267,000)
Balance as of June 30, 2010	$291,000
Warrants reclassified from additional paid-in capital to derivative liabilities	338,000
Warrants reclassified from derivative liabilities to additional paid-in capital	(272,000)
Change in fair value of derivative liabilities	315,000
Balance as of June 30, 2011	$672,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended June 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present either a continuous statement of income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our consolidated financial statements upon adoption.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.

NOTE 2. TRANSACTIONS WITH FORMER PARENT COMPANY

On November 24, 2008, ADNW distributed a dividend of 7,125,000 shares of the Company’s common stock that ADNW owned at such time in order to complete the spin-off of MAM, which at that time was known as Aftersoft Group. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 6.864782 shares of the Company’s common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of the Company’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, the Company is no longer a subsidiary of ADNW.

ADNW attempted to settle an old outstanding obligation of ADNW of $775,000 with Mr. Blumenthal, a former employee of the Company,  (see Note 8) for 4,400,000 shares of ADNW common stock. The value of the shares declined and Mr. Blumenthal elected not to accept the ADNW shares as full compensation, and later demanded that the Company settle ADNW’s liability with additional or different consideration. In April 2008, the Company accepted the 4,400,000 shares from ADNW valued at $484,000 in exchange for attempting to settle ADNW’s liability. The difference between the value of the ADNW shares and the amount of ADNW’s initial obligation of $291,000 was recorded as general and administrative expense in the consolidated statement of operations and comprehensive income (loss) during such period. In February 2010, Mr. Blumenthal commenced a civil action against the Company and in April 2010, a settlement agreement was entered into with respect to such civil action (see Note 8).

During the year ended June 30, 2009, the Company liquidated 5,231,622 common shares of ADNW for net proceeds of $842,000, and issued 2,000,000 common shares of ADNW in settlement of ADNW obligations. As a result of the Company’s ownership of certain ADNW securities, the Company received approximately 1,396,530 shares of its own common stock in connection with the spin-off dividend distribution.  On December 31, 2008, the Company retired 1,372,212, which has been adjusted for the reverse/forward stock split effective March 25, 2011, of the shares. The remaining 24,319 shares were used by the Company for rounding of fractional shares issued in respect of the spin-off dividend, to make adjustments for the benefit of the holders of ADNW’s Series B Convertible Preferred Stock which received fewer shares in connection with the spin-off than the number to which they were entitled as a result of a calculation error relating to the Series B conversion rate, and for other minor adjustments.

NOTE 3. INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

The Company received a total of 4,433,284 shares of First London PLC (formerly First London Securities), from the sale of EXP Dealer Software Limited (“EXP”). The shares had been listed for trading on the London Plus Exchange but effective September 30, 2009, the shares were delisted. Based on the Company’s inability to obtain current financial statements and the fact that trading in the shares of First London LLC has been halted, the Company fully impaired the value of the securities during the year ended June 30, 2009.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2011	June 30, 2010
Leasehold improvements	$763,000	$745,000
Computer and office equipment	464,000	370,000
Equipment under capital leases	10,000	10,000
Furniture and equipment	284,000	258,000
	1,521,000	1,383,000
Less: Accumulated depreciation and amortization	(745,000)	(527,000)
	$776,000	$856,000

Depreciation and amortization expense on property and equipment for the years ended June 30, 2011 and 2010 was $199,000 and $203,000, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2011	June 30, 2010
Assets not subject to amortization:
Goodwill	$9,332,000	$8,924,000
Assets subject to amortization:
Completed software technology (9-10 years useful life)	$3,067,000	$2,991,000
Customer contracts / relationships (10 years useful life)	3,750,000	3,711,000
Automotive data services (20 years useful life)	314,000	295,000
	7,131,000	6,997,000
Less : Accumulated amortization	(5,038,000)	(4,240,000)
Amortizable intangible assets, net	$2,093,000	$2,757,000

Software development costs	$3,095,000	$2,953,000
Less : Accumulated amortization	(1,731,000)	(1,433,000)
Software development costs, net	$1,364,000	$1,520,000

For the years ended June 30, 2011 and 2010, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $910,000 and $913,000, respectively.

Estimated future amortization of software development costs and intangibles is as follows:

Years Ending June 30,
2012	$866,000
2013	690,000
2014	670,000
2015	594,000
2016	310,000
Thereafter	327,000
Total	$3,457,000

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following as of June 30:

	2011	2010
HSBC term loan	$1,669,000	$-
ComVest term loan, net of debt discount of $0 and $71,000, respectively	-	3,912,000
ComVest revolver	-	1,000,000
Secured notes	180,000	243,000
Other notes	13,000	13,000
	1,862,000	5,168,000
Less current portion	(1,086,000)	(5,000,000)
Long term portion	$776,000	$168,000

Future maturities of long-term debt at June 30, 2011 are as follows:

Years Ending June 30,
2012	$1,086,000
2013	756,000
2014	20,000
Total	$1,862,000

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

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at June 30, 2011. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event of the HSBC Term Loan being refinanced to another lender.

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $24,000 for the year ended June 30, 2011. The HSBC Term Loan contains various financial covenants. As of June 30, 2011, the Company was in compliance with all such covenants.

ComVest Capital LLC Loan Agreement

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

The Loan Agreement contained customary affirmative and negative covenants. In connection with obtaining a waiver for a violation of loan covenants at March 31, 2008, the Company reduced the exercise price from $3.125 per share to $1.10 per share for 100,000 warrants held by ComVest (see below), recognizing the incremental fair value of the modified warrants of $24,000 as additional interest expense.

As of June 30, 2008, in connection with obtaining a waiver for a violation of loan covenants, the Company and ComVest amended the Loan Agreement and modified certain covenants. As part of the amendment, ComVest required the Company to reduce the exercise price from $3.90 to $1.10 for 200,000 warrants held by ComVest (see below). The incremental fair value of the modified warrants was $15,000, which was recorded as an additional debt discount and was amortized over the remaining life of the term loan.

As of March 31, 2010, the Company did not meet a financial ratio covenant.  On June 2, 2010, the Company paid ComVest a Forbearance Fee of $25,000 to waive the default until June 20, 2010 and on June 17, 2010, ComVest raised the interest rate from 9.5% to 13.5%, for the Revolving Credit Note and from 11% to 16% for the Term Note.

As of June 30, 2010, the Company did not meet a financial ratio covenant as required by the amended Loan Agreement. On September 8, 2010, the Company entered into a “Forbearance Agreement” with ComVest.  Under the Forbearance Agreement, ComVest agreed to forbear the exercise of its rights and remedies under the Loan Agreement until November 30, 2010.  The Company made a nonrefundable payment to ComVest of $50,000 upon the execution and delivery of the fee and agreed to make an additional payment of $75,000 by the earlier of November 30, 2010 or the Company’s payment  in  full  of its obligation to ComVest.

The above-mentioned fees are included in interest expense in the consolidated statements of operations and comprehensive income (loss). On October 26, 2010, the Company repaid in full the ComVest Loan Agreement from the proceeds from the HSBC Term Loan.

Credit Facility and Revolving Credit Note. Pursuant to the terms of the Loan Agreement, the Credit Facility became available on December 21, 2007 (the “Closing Date”), and the initial maturity date was November 30, 2009.  The Company had the option of extending the maturity date of the Credit Facility for one additional year, through November 30, 2010 upon written notice to ComVest.  On September 9, 2009, the Company notified ComVest of its election to extend the maturity date of the credit facility to November 30, 2010.

The Credit Facility provided for borrowing capacity of an amount up to the lesser of the borrowing base at the time of each advance under the Credit Facility, or $1,000,000. The borrowing base at any time was an amount determined in accordance with a borrowing base report the Company was required to provide to ComVest, based upon the Company’s Eligible Accounts and Eligible Inventory, as such terms are defined in the Loan Agreement.

In connection with the Credit Facility, the Company issued a Revolving Credit Note (the “Credit Note”) payable to ComVest in the principal amount of $1,000,000, which bore interest at a rate per annum equal to the greater of (a) the prime rate, as announced by Citibank, N.A. from time to time, plus two percent (2%), or (b) nine and one-half percent (9.5%). The interest rate was 9.5% during the years ended June 30, 2011 and 2010.

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

As amended, the Term Note was repayable in 10 equal monthly installments of approximately $208,333, payable on first day of each calendar month commencing January 1, 2010 through November 1, 2010, with the balance of $2,916,667 due on November 30, 2010. The Company had the option to prepay the principal balance of the Term Note in whole or in part, at any time, upon 15 days’ prior written notice.

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

The Company incurred a closing fee of $100,000 in connection with the Term Loan. In connection with the Credit Facility, the Company had agreed to pay an annual commitment fee of $15,000, on December 1 of each year, commencing December 1, 2008, and on any termination date (pro-rated, if applicable), that the Credit Facility was in effect, as well as a collateral monitoring and administrative fee of $1,500 per month. The expenses of the Loan Agreement were approximately $641,000, which included a finder’s fee of $300,000, lender fees of $190,000 and professional and due diligence fees of approximately $151,000. The net proceeds to the Company were approximately $4,359,000. The fees were allocated between debt issuance costs and debt discount. The debt issuance costs of $478,000 were recorded on the date of entering into the agreement in other assets in the accompanying consolidated balance sheets and were amortized and charged to interest expense over the term of the loan using the effective interest method. The balance of the debt issuance costs was $0 and $7,000 as of June 30, 2011 and 2010, respectively.  Amortization of the debt issuance costs was $0 and $129,000 for the years ended June 30, 2011 and 2010, respectively. A debt discount of $163,000 was recorded in the consolidated balance sheet on the date of entering into the agreement as a reduction in the carrying value of the debt, and was amortized and charged to interest expense over the term of the loan using the effective interest method. The Company also issued  warrants to  ComVest to  purchase  shares  of the Company’s Common Stock (see below). The relative fair value of these warrants was approximately $868,000 and recorded in the debt discount. Additionally, due to the adoption of the accounting standard that provided guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock, effective July 1, 2009, the Company recorded an additional $310,000 of debt discount as if incurred on the date of the agreement (see Note 1).  The balance of the debt discount was $0 and $71,000 as of June 30, 2011 and 2010, respectively.

Warrants. In connection with the Loan Agreement, the Company issued warrants to ComVest to purchase the following amounts of shares of the Company’s Common Stock, exercisable after the Closing Date and expiring December 31, 2013: a) Warrant to purchase 100,000 shares of common stock at an exercise price of $3.125 per share; b) Warrant to purchase 200,000 shares of common stock at an exercise price of $3.90 per share; and c) Warrant to purchase 208,334 shares of common stock at an exercise price of $3.625 per share;  (each, a “Warrant”)  (the 508,334 shares  collectively issuable  upon exercise  of the  Warrants  are referred to herein as the “Warrant Shares”).  The exercise prices of certain of these warrants were amended, as described under “ComVest Loan Agreement” above.  The fair value of the Warrant Shares was $868,000 using a Black-Scholes valuation model and also contains a cashless exercise feature.  The warrant valuation was computed using a 3.5% risk-free interest rate, a 99% volatility and a six-year life. The value of the Warrant Shares was included in debt discount, was recorded in the consolidated balance sheet as a reduction in the carrying value of the debt, and was amortized and charged to interest expense over the term of the loan using the effective interest method.

The number of shares issuable upon exercise of the Warrants, and/or the applicable exercise prices, may be proportionately adjusted in the event of any stock dividend, distribution, stock split, stock combination, stock consolidation, recapitalization or reclassification or similar transaction. In addition, the number of shares issuable upon exercise of the Warrant Shares, and/or the applicable exercise prices may be adjusted in the event of certain issuances of shares of the Company’s common stock, or securities entitling any person to acquire shares of common stock, at any time while the Warrants are outstanding, at an effective price per share which is less than the then-effective exercise prices of the Warrants. Subsequently, the exercise price of the warrants were reduced as a result of certain down-round protection  provisions contained therein following the issuance by the Company of additional shares of common stock and common stock equivalents.

The Company also granted certain registration rights and piggyback registration rights to the holder(s) of the securities underlying the Term Note and Warrants.  The registration for the sales of the securities underlying the Term Note and Warrants was declared effective by the SEC on May 1, 2009.

As a result of the additional shares issued in the Rights Offering, completed on October 15, 2010, the exercise price for 208,334 ComVest Warrants were reduced from $3.52 per share to $2.45 per share and the exercise price for 300,000 ComVest Warrants were reduced from $1.07 per share to $0.92 per share.

The Company issued warrants to purchase 25,000 shares of common stock as compensation to a consultant for assistance in securing the $5,000,000 Term Loan. The warrants were valued at $42,000 using Black-Scholes and were included in debt issuance cost. The warrant valuation was computed using a 3.5% risk free interest rate, a 99% volatility and a six-year life.

Amortization of debt discount was $71,000 and $384,000, and amortization of debt issuance costs was $7,000 and $130,000, for the years ended June 30, 2011 and 2010, respectively.

Secured Notes

The Company has secured notes totaling $180,000 payable over 3 to 39 months with monthly payments of $4,340 which will mature through 2014.  The notes bear interest rates of 5.49% to 9.54% and are secured by equipment with a carrying value of $319,000 and $332,000 as of June 30, 2011 and 2010, respectively.

NOTE 7. INCOME TAXES

The Company is subject to taxation in the U.S., U.K. and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the U.S. and state tax authorities due to the carry forward of unutilized net operating losses.

At June 30, 2011, the Company had net U.S. deferred tax assets of $9,854,000. Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established  to offset the net U.S.  deferred tax asset.  Additionally, the future utilization of the Company’s Federal and California net operating loss credit carry forwards (“NOLs”) to offset future taxable income maybe subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not formally analyzed any NOLs from the acquired subsidiaries to determine the maximum potential future tax benefit that might be available, nor has it performed a Section 382 analysis to determine the limitation of the NOLs. During the year ended June 30, 2010, the Company estimated the amount of NOLs that would be allowed had a Section 382 analysis been performed, which resulted in an increase in the NOLs of $9.3 million and a corresponding increase in its valuation allowance as future realizability is uncertain. The Company will adjust its net operating losses to account for any material differences arising between the estimated amount and the amount determined pursuant to the study.  When a formal analysis is finalized, the Company plans to update its unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s tax provision.

At June 30, 2011, the Company had Federal income tax NOLs of approximately $22.2 million and a California income tax NOL of approximately $16.4 million since the date ADNW acquired the subsidiaries. The Federal and California NOLs expire at various dates through 2030 and 2020, respectively, unless previously utilized. At June 30, 2011, the Company had U.K. income tax NOLs of approximately $0.4 million that can be carried forward indefinitely until utilized.

The change in the valuation allowance is primarily attributable to the removal of the deferred tax assets related to the NOLs, offset by the change in the current year net deferred tax assets.

The provision (benefit) for income taxes consists of the following for the years ended June 30, 2011 and 2010:

	U.S. Federal	U.S. State	U.K. Corporate	Total
2011
Current	$-	$-	$1,301,000	$1,301,000
Deferred	-	-	(396,000)	(396,000)
Total	$-	$-	$905,000	$905,000

2010
Current	$-	$-	$932,000	$932,000
Deferred	-	-	(238,000)	(238,000)
Total	$-	$-	$694,000	$694,000

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets consist of the following at June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Deferred tax assets:

Net operating loss carry-forwards	$8,381,000	$8,378,000
Unrealized loss on available-for-sale securities	1,889,000	1,889,000
Deferred revenue	132,000	151,000
Depreciation and amortization	61,000	-
Equity based compensation	117,000	-
Reserves and accruals	132,000	128,000
Deferred rent	140,000	44,000
Derivative liabilities	269,000	116,000
Total deferred tax assets	11,121,000	10,706,000

Deferred tax liabilities:
Other acquired amortizable intangibles	(848,000)	(1,103,000)
Software development costs	(418,000)	(461,000)
Depreciation and amortization	-	(86,000)
Total deferred tax liabilities	(1,266,000)	(1,650,000)

Valuation allowance	(10,101,000)	(9,698,000)
Net deferred tax liabilities	$(246,000)	$(642,000)

The provision for income taxes for the years ended June 30, 2011 and 2010 differs from the amount computed by applying the U.S. Federal income tax rates to net loss from continuing operations before taxes as a result of the following:

	June 30,
	2011	2010
Taxes at statutory rates applied to income from continuing operations before taxes	$1,085,000	$23,000
State taxes, net of federal effect	125,000	1,000
Adjustment to reserves and accruals	(376,000)	-
Other net	(46,000)	(20,000)
Increase in acquired net operating losses	-	(4,057,000)
Differential in U.K. corporate tax rate	(286,000)	(208,000)
Change in valuation allowance	403,000	4,955,000
Total adjustments	(180,000)	671,000
Provision for income taxes	$905,000	$694,000

The Company does not intend to repatriate any earnings from the U.K. subsidiaries to the U.S.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a material adverse effect on the consolidated financial position or results of operations of the Company.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers’ contracts the Company indemnifies the customer that the software provided does not violate any U.S. patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

MAM Ltd. has agreed to indemnify HSBC and others from and against all and any liability they might incur in the exercise of any powers, authorities and discretions under or in connection with the HSBC Term Loan (see Note 6).

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through October 2028. Terms of the leases provide for monthly payments ranging from $500 to $17,300. For the years ended June 30, 2011 and 2010, the Company incurred rent expense totaling approximately $459,000 and $459,000, respectively. Future annual minimum payments under non-cancelable operating leases are as follows:

Years Ending June 30,
2012	$359,000
2013	349,000
2014	344,000
2015	337,000
2016	337,000
Thereafter	2,327,000
$4,053,000

Employment Agreements

On July 13, 2010, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved employment agreements, including a bonus plan, with each of Michael Jamieson, the Company’s President and Chief Executive Officer and Charles F. Trapp, the Company’s Executive Vice President and Chief Financial Officer.  Such employments agreements and bonus plans were entered into as of July 1, 2010 (the “Effective Date”), the first day of the 2011 fiscal year.

Michael Jamieson Employment Agreement

The Employment Agreement with Mr. Jamieson (the “Jamieson Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Jamieson or the Company. Mr. Jamieson will receive an annual base salary of 150,000 GBP (approximately U.S. $225,000), payable in British Pounds Sterling.

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

In addition, Mr. Jamieson is entitled to participate in all of the Company’s benefit plans and our equity-based compensation plans, which currently consists of the Company’s LTIP. Pursuant to the Jamieson Agreement, Mr. Jamieson is to be awarded 50,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant.

In July 2010, the Compensation Committee granted Mr. Jamieson options to purchase 210,938 shares of our common stock under the LTIP (the “Option Grant”). These options will vest on the third anniversary of the grant date, at a strike price of $0.80 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant will vest. Results between these established parameters will be interpolated.  The Option Grant will vest immediately upon a change of control.

In July 2011, the Compensation Committee issued to Mr. Jamieson a stock grant for 93,232 shares of our common stock under the LTIP (the “Stock Grant”). These shares will vest on the third anniversary of the grant date depending on the extent to which certain performance targets have been met. The grant expires three years from the issuance date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Stock Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Stock Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Stock Grant will vest. Results between these established parameters will be interpolated.  The Stock Grant will vest immediately upon a change of control.

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

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP. Pursuant to the Trapp Agreement, Mr. Trapp is to be awarded 20,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant.

In July 2010, the Trapp Agreement also entitles Mr. Trapp to be granted options to purchase 182,813 shares of our common stock under the LTIP (the “Option Grant”). These options will vest on the third anniversary of the grant date, at a strike price of $0.80 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant will vest.  Results between these established parameters will be interpolated.  The Option Grant will vest immediately upon a change of control.

In July 2011, the Compensation Committee issued to Mr. Trapp a stock grant for 80,801 shares of our common stock under the LTIP (the “Stock Grant”). These shares will vest on the third anniversary of the grant date depending on the extent to which certain performance targets have been met. The grant expires three years from the issuance date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Stock Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Stock Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and  (iv) are equal to or better than 120% of the established target(s), 100% of the Stock Grant will vest. Results between these established parameters will be interpolated.  The Stock Grant will vest immediately upon a change of control.

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

NOTE 9. STOCKHOLDERS’ EQUITY

On January 21, 2011, 3,563 warrants exercisable at $0.80 were exercised using the cashless exercise provision of the warrant agreement. The average closing price for the prior five days was $1.60 and 1,782 shares of common stock were issued.

On February 11, 2011, 3,563 warrants were exercised for $0.80 per share generating $3,000 and 3,563 shares of common stock were issued.

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

As of the Effective Date, pursuant to this corporate action, approximately 13,915,000 shares of Company common stock were outstanding.

On October 15, 2010, the Company closed its Rights Offering.  The Rights were issued to the holders of the Common Stock outstanding on the Record Date of September 7, 2010 and enabled holders to purchase 0.6 of a share for each share of Common Stock owned for $0.65 per share.  The Company raised approximately $3,193,000, net of expenses of approximately $154,000 and issued 5,151,347 shares of common stock.

During the quarter ended September 30, 2008, the Company approved the issuance of 48,300 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the years ended June 30, 2011 and June 30, 2010, the Company issued 16,663 and 15,240 shares of common stock valued at $19,000 and $14,000, respectively.

During the quarter ended September 30, 2009, the Company approved the issuance of 115,682 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.   During the years ended June 30, 2011 and June 30, 2010, the Company issued 34,566 and 24,843 shares of common stock valued at $37,000 and $20,000, respectively.

During the years ended June 30, 2011 and 2010, the Company issued 122,261 and 48,822 shares of common stock to certain directors in lieu of quarterly cash compensation valued at $110,000 and $41,000, respectively.

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

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the year ended June 30, 2011, the Company issued 35,079 shares of common stock valued at $41,000

During the quarter ended December 31, 2010, the Company issued 50,000 shares of the Company’s common stock, valued at approximately $70,000, based on the closing market price of the Company’s common stock for previously accrued bonuses.

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

On May 13, 2008, the Compensation Committee of the Board of Directors of the Company approved restricted stock awards of an aggregate of 298,500 shares of its common stock to certain employees, a corporate officer and three outside directors in respect of services previously rendered. The shares vest as follows: 34% of the shares vest immediately on the date of grant. The remaining 66% of the shares will vest in three equal installments on each of the first, second and third anniversaries of the grant date. An aggregate of 99,450 shares were fully vested and issued on the date of grant.   The Company did not receive any consideration for these grants and recorded an expense of $99,450 based on the market price of the Company’s common stock on the date of issuance.   On May 13, 2009, 51,450 additional shares vested and were issued.  The Company did not receive any consideration for the issuance of these shares, recorded an expense of $18,008 based on the market price on the date of issuance. On May 13, 2010, 51,150 additional shares vested and were issued.  The Company did not receive any consideration for the issuance of these shares, and recorded an expense of $41,000 based on the market price on the date of issuance.

On May 13, 2011, 51,150 shares vested and were issued.   The Company did not receive any consideration for the issuance of these shares, and recorded an expense of $51,000 based on the market price on the date of the grant.

Preferred Stock

On July 20, 2010, the Company entered into an agreement with certain warrant holders to exchange 1,165,230 of their warrants for 1,792,662 shares of the Company's Series A Preferred Stock. The agreement provides that the Series A Preferred stock are contingently convertible into shares of the Company's common stock only upon the approval of the Company's shareholders to amend the Company's certificate of incorporation to increase the number of authorized shares.

On March 28, 2011, the Company entered into exchange agreements (collectively, the "Exchange Agreements") with all the holders of shares of the Company's Series A Convertible Preferred Stock. Under the Exchange Agreements, the holders agreed to exchange all of their shares of Series A Preferred Stock for shares of the Company's common stock, $0.0001 par value ("Common Stock"), at an exchange ratio of one share of Common Stock for ten shares of Series A Preferred Stock (the "Exchange"). The Company issued 179,270 shares of Common Stock to eight existing Series A Preferred stockholders in exchange for all of the previously outstanding 1,792,662 shares of Series A Preferred Stock. The Common Stock was issued in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933 as amended exempting any security exchanged by an issuer exclusively with its existing security holders in a transaction where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  As a result of the reverse/forward split, the Company obtained the shares required for the issuance to the warrant pursuant to the exchange without need for an increase in authorized shares.

Warrants:

The following is a summary of warrant activity for the year ended June 30, 2011:

Balance as of June 30, 2010	2,249,814
Warrants exchanged for preferred shares	(1,165,230)
Exercise of warrants	(7,124)
Warrants issued and outstanding at June 30, 2011	1,077,460

The outstanding warrants are all exercisable, have an exercise price ranging from $0.80 to $10.00 and remaining life of 0.6 years to 3.5 years. The weighted average exercise price is $3.18 per share and the weighted remaining life is 1.9 years.

During the year ended June 30, 2011, 7,124 warrants were exercised at a weighted average exercise price of $0.80.

The value of the warrants is included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Stock-Based Compensation:

See Note 1 for a description of the Company's LTIP, under which the Company granted common stock options to employees during fiscal 2011.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—July 1, 2010	-	-
Options granted	524	0.76
Options exercised	-	-
Options cancelled	-	-
Options outstanding—June 30, 2011	524	$0.76	9.1	$548
Options exercisable—June 30, 2011	130	$0.65	9.6	$151
Options exercisable and expected to vest—June 30, 2011	130	$0.65	9.6	$151

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Year Ended
June 30,
2011
Expected term (in years)	1.0-3.0
Expected volatility	91%-152%
Risk-free interest rate	0.63%-1.01%
Expected dividends	—

Weighted-average grant date fair value per share	$0.74

At June 30, 2011, the amount of unearned stock-based compensation currently that has not been expensed related to unvested common stock options is approximately $0.3 million. The unvested common stock options vest on June 30, 2013 based upon the achievement of certain performance targets (see Note 8). If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

NOTE 10. SUBSEQUENT EVENTS

On July 5, 2011, the Company issued 3,591 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $6,500 based on the closing market price of the Company’s common stock on July 1, 2011. On July 11, 2011, the Company issued 22,424 shares of common stock to certain directors, which were valued at approximately $27,000 based on the closing market price of the Company’s common stock on the date of the grant. On July 11, 2011, the Company issued 14,000 shares of common stock to officers of the Company, which were valued at approximately $11,000 based on the closing market price of the Company’s common stock on the date of the grant.

During the quarter ended September 30, 2011, the Company approved the issuance of 71,823 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly. The shares were valued at approximately $130,000, based on the closing market price of the Company’s common stock on the date of the grant, July 1, 2011.

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

10.11
Collateral Agreement dated as of December 21, 2007 by and among MAM Software Group, Inc., Aftersoft Network, N.A. Inc., MAM Software Ltd., MAM Software Group (U.K.) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., and ComVest Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.12
Guaranty Agreement dated December 21, 2007 by Aftersoft Network, N.A. Inc., MAM Software Ltd., MAM Software Group (U.K.) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., in favor of ComVest Capital LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 31, 2007).

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