Form 10-Q
period 2011-09-30
MAM SOFTWARE GROUP, INC.
filed 2011-11-07
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The registrant had 14,296,269 shares of its common stock outstanding as of November 7, 2011.

PART I—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Ltd.” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “ASNA” refers to Aftersoft Network N.A., Inc. and its operating subsidiaries; and (iv) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc.

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Balance Sheets
(In   thousands,   except   share   and   per   share   data)

	September 30,	June 30,
ASSETS	2011	2011
Current Assets	(Unaudited)
Cash and cash equivalents	$3,536	$2,770
Accounts receivable, net of allowance of $144 and $174	2,829	3,340
Inventories	272	293
Prepaid expenses and other current assets	752	732
Total Current Assets	7,389	7,135

Property and Equipment, Net	744	776

Other Assets
Goodwill	9,162	9,332
Amortizable intangible assets, net	1,898	2,093
Software development costs, net	1,286	1,364
Other long-term assets	63	70
TOTAL ASSETS	$20,542	$20,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,318	$1,129
Accrued expenses and other	1,695	2,468
Payroll and other taxes	645	385
Derivative liabilities	522	672
Current portion of long-term debt	773	1,086
Current portion of deferred revenue	395	438
Sales tax payable	896	918
Income tax payable	527	664
Total Current Liabilities	6,771	7,760

Long-Term Liabilities
Deferred revenue, net of current portion	224	190
Deferred income taxes	222	246
Long-term debt, net of current portion	855	776
Other	315	325
Total Liabilities	8,387	9,297
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	–	–
Common stock: Par value $0.0001 per share; 150,000,000 shares authorized, 14,267,040 and 14,167,621 shares issued and outstanding, respectively	1	1
Additional paid-in capital	33,368	33,156
Accumulated other comprehensive loss	(822)	(561)
Accumulated deficit	(20,392)	(21,123)
Total Stockholders' Equity	12,155	11,473
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,542	$20,770

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Revenues	$6,162	$6,602
Cost of revenues	2,685	2,792
Gross Profit	3,477	3,810

Operating Expenses
Research and development	804	782
Sales and marketing	599	505
General and administrative	899	1,049
Depreciation and amortization	301	268
Total Operating Expenses	2,603	2,604

Operating Income	874	1,206

Other Income (Expense)
Interest expense	(53)	(417)
Change in fair value of derivative liabilities	150	(52)
Total other income (expense), net	97	(469)

Income before provision for income taxes	971	737

Provision for income taxes	240	300

Net income	731	437

Foreign currency translation gain (loss)	(261)	334
Total comprehensive income	$470	$771
Earnings per share attributed to common stockholders:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted average shares outstanding:
Basic	14,213,380	8,571,243
Diluted	14,480,289	8,571,243

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Cash flows from operating activities :
Net income	$731	$437
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	10	22
Depreciation and amortization	301	268
Debt discount and debt issuance cost amortization	8	57
Deferred income taxes	(24)	(132)
Change in fair value of derivative liabilities	(150)	52
Fair value of stock issued for services	44	80
Changes in assets and liabilities:
Accounts receivable	443	(385)
Inventories	15	85
Prepaid expenses and other assets	(30)	(252)
Accounts payable	208	(391)
Payroll and other taxes payable	274	(54)
Deferred revenue	(3)	(371)
Accrued expenses and other liabilities	(465)	901
Sales taxes payable	(1)	6
Net cash provided by operating activities	1,361	323

Cash flows from investing activities :
Purchase of property and equipment	(29)	(5)
Capitalized software development costs	-	(14)
Net cash used in investing activities	(29)	(19)

Cash flows from financing activities :
Payments on long-term debt	(193)	(676)
Net cash used in financing activities	(193)	(676)

Effect of exchange rate changes	(373)	23
Net increase (decrease) in cash and cash equivalents	766	(349)

Cash and cash equivalents at beginning of period	2,770	1,196
Cash and cash equivalents at end of period	$3,536	$847

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010

Supplemental disclosures of cash investing and financing activities:
Interest	$45	$286
Income taxes	$344	$285

Supplemental disclosures of non-cash investing and financing activities:

Issuance of stock options in settlement of accrued liabilities	$62	$-
Issuance of common stock in settlement of accrued liabilities	$106	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 1.  MANAGEMENT’S REPRESENTATIONS

The condensed consolidated financial statements included herein have been prepared by MAM Software Group, Inc., (“MAM” or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which was filed with the SEC on September 14, 2011.   The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2.  BASIS OF PRESENTATION

MAM is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Barnsley, United Kingdom (“U.K.”) and Aftersoft Network, N.A., Inc., (“ASNA”) has offices in the United States (“U.S.”) in Allentown, Pennsylvania.  ASNA has one wholly owned operating subsidiary (i) MAM Software, Inc., and two inactive wholly owned subsidiaries,  (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania. MAM has offices in Allentown, Pennsylvania.

On March 25, 2011, (“the Effective Date”), the Company amended its Certificate of Incorporation to effectuate a one-for-one hundred reverse stock split, followed by a ten-for-one forward stock split. Pursuant to this transaction, every 100 shares of the Company's common stock were converted into one share of the Company's common stock. Immediately thereafter, a forward stock split was undertaken whereby each share of common stock was converted into 10 shares of common stock. Stockholders owning fewer than 100 shares of common stock whose interests were converted into fewer than 1 share of common stock pursuant to the reverse split, were converted into the right to receive an amount equal to the average daily closing price per share of the common stock on the OTC Bulletin Board for the five trading days immediately before and including the Effective Date, without interest. Stockholders who held 100 or more shares as of the Effective Date received fractional shares in the reverse split and were not cashed out. Any fractional shares held after the ensuing forward split were rounded up to the nearest whole share. All share numbers and per share amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted to give effect to the stock split.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Reclassifications

Certain amounts in the September 30, 2010 consolidated financial statements have been reclassified to conform to the current year presentations.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance deposit coverage, effective December 31, 2010, the FDIC is providing temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012.  At September 30, 2011 and June 30, 2011, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the U.S., the Company maintains its cash accounts at financial institutions which it believes to be credit worthy. Bank accounts maintained outside the U.S. are not insured. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

No customer accounted for more than 10% of the Company’s accounts receivable at September 30, 2011 and June 30, 2011. No customer accounted for more than 10% of the Company’s revenues for the three months ended September 30, 2011 and September 30, 2010.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K.  For customers headquartered in their respective countries, the Company derived 23% of its revenues from the U.S., 2% from Canada and 75% from its U.K. operations during the three months ended September 30, 2011, as compared to 21% of its revenues from the U.S., 3% from Canada and 76% from its U.K. operations during the three months ended September 30, 2010.

At September 30, 2011, the Company maintained 67% of its net property and equipment in the U.K. and the remaining 33% in the U.S. At June 30, 2011, the Company maintained 67% of its net property and equipment in the U.K. and the remaining 33% in the U.S.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

Available-for-Sale Securities

Management determines the appropriate classification of its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting at the time of purchase and re-evaluates such classification as of each balance sheet date.   The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income (loss), net of tax. At September 30, 2011 and June 30, 2011, investments consist of corporate stock with a carrying value of $0, which is now the Company’s new cost basis in the securities as the Company wrote- down its investment in   available - for - sale securities. In the event the fair value of the securities increases, the Company will not recognize any gain on the securities unless they are sold.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of income and comprehensive income. Depreciation and amortization expense was $49,000 and $46,000 for the three months ended September 30, 2011 and 2010, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of:  the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $71,000 and $44,000 for the three months ended September 30, 2011 and 2010, respectively.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $181,000 and $178,000 for the three months ended September 30, 2011 and 2010, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not to be amortized but rather are tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of September 30, 2011, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the three months ended September 30, 2011, goodwill activity was as follows:

Balance, July 1, 2011	$9,332,000
Effect of exchange rate changes	(170,000)
Balance, September 30, 2011	$9,162,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2011, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“LTIP”). Stock awarded under the LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5 because the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms, and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time.  Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010 and July 1, 2011, respectively. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2012 and 2011 and issued stock options to employees in fiscal 2012 under the LTIP (see Note 7).

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
September 30, 2011
 (Unaudited)

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying condensed consolidated balance sheets.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the term of the service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2011 and 2010, advertising expense totaled $61,000 and $19,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled ($261,000) and $334,000 for the three months ended September 30, 2011 and 2010, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended September 30, 2011 and 2010, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred  tax  assets  and  liabilities  of a  change  in tax  rates is  recognized  in  income  in the  period  the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed consolidated balance sheets at September 30, 2011 and June 30, 2011, and has not recognized interest and/or penalties in the condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2011 and 2010.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  For the three months ended September 30, 2011, there were 266,909 common share equivalents included in the computation of the diluted earnings per share. For the three months ended September 30, 2011, 714,586 common stock purchase warrants and stock options were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. For the three months ended September 30, 2010, there were no dilutive shares and a total of 1,084,584 common stock purchase warrants and debt convertible into 225,775 shares that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the three months ended September 30:

	2011	2010
Numerator:
Net income	$731,000	$437,000

Denominator:
Basic weighted-average shares outstanding	14,213,380	8,571,243
Effect of dilutive securities	266,909	-
Diluted weighted-average diluted shares	14,480,289	8,571,243
Basic earnings per common share	$0.05	$0.05
Diluted earnings per common share	$0.05	$0.05

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

Derivative Liabilities

For purposes of determining whether certain instruments are derivatives for accounting treatment, the Company follows the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

The Company has certain common stock purchase warrants that are accounted for as derivative liabilities as they do not meet the requirements to be treated as equity instruments.  The fair value of these common stock purchase warrants was $672,000 and $522,000 on June 30, 2011 and September 30, 2011, respectively.  The total value of these derivative liabilities decreased for the period ended September 30, 2011 and as a result, the Company recognized approximately $150,000 of a gain from the change in fair value of the derivative liabilities for the three months ended September 30, 2011. The Company recognized approximately $52,000 of a loss from the change in fair value of the derivative liabilities for the three months ended September 30, 2010.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

All future changes in the fair value of the Company’s warrants will still be treated as derivatives and will be recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using Black-Scholes and the following assumptions:

	September 30,	June 30,
	2011	2011
Annual dividend yield	0.0%	0.0%
Expected life (years)	2.25	0.17 -4.00
Risk-free interest rate	0.25%	0.16%– 1.79%
Expected volatility	91%	87% - 151%

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

September 30, 2011	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$522,000	$522,000

June 30, 2011	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$672,000	$672,000
The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of July 1, 2011	$672,000
Change in fair value of derivative liabilities	(150,000)
Balance as of September 30, 2011	$522,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended September 30, 2011 and 2010, respectively.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present either a continuous statement of income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have presentation changes only.

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

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it is intended to simplify the assessment for goodwill impairment.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

NOTE 3.  LONG -TERM DEBT

Long-term debt consists of the following as of September 30, 2011 and June 30, 2011:

	September 30,	June 30,
	2011	2011
	Unaudited
HSBC term loan	$1,459,000	$1,669,000
Secured notes	156,000	180,000
Other notes	13,000	13,000
	1,628,000	1,862,000
Less current portion	(773,000)	(1,086,000)
Long term portion	$855,000	$776,000

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

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at September 30, 2011. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event of the HSBC Term Loan being refinanced to another lender.

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $8,000 for the three months ended September 30, 2011. The HSBC Term Loan contains various financial covenants. As of September 30, 2011, the Company was in compliance with all such covenants.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

The Company incurred certain fees in connection with the Loan Agreement with ComVest. The debt issuance costs of $478,000 were recorded on the date of the agreement as deferred costs and were amortized and charged to interest expense over the term of the loan using the effective interest method. The debt issuance costs were fully amortized as of September 30, 2011. Amortization of the debt issuance costs was $0 and $7,000 for the three months ended September 30, 2011 and 2010, respectively. In connection with the embedded conversion feature of the ComVest Loan Agreement and certain warrants issued to ComVest, which were accounted as derivative instruments, the Company recorded a debt discount as a reduction in the carrying value of the debt. The debt discount was amortized and charged to interest expense over the term of the loan using the effective interest method and was fully amortized as of September 30, 2011.  Amortization of the debt discount was $0 and $50,000 for the three months ended September 30, 2011 and 2010, respectively. The unamortized debt discount related to the debt issuance costs, the warrants and the conversion feature was $0, $6,000, and $15,000, as of September 30, 2010.

Secured Notes

The Company has secured notes totaling $156,000 payable over 36 months with monthly payments of $4,340 which will mature through 2014.  The notes bear interest rates of 5.49% to 9.54% and are secured by equipment with a carrying value of $303,000 and $319,000 as of September 30, 2011 and June 30, 2011, respectively.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a material adverse effect on the consolidated financial position or results of operations of the Company.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

MAM Ltd. has agreed to indemnify HSBC and others from and against all and any liability they might incur in the exercise of any powers, authorities and discretions under or in connection with the HSBC Term Loan (see Note 3).

The Company agreed to indemnify ComVest and its directors, officers, employees, attorneys and agents against, and to hold ComVest and such persons harmless from, any and all losses, claims, damages and liabilities and related expenses, including reasonable counsel fees and expenses, they may incur, arising out of, related to, or as a result of, certain transactions or events in connection with the Credit Facility and Term Loan (see Note 4).

NOTE 5.  STOCKHOLDERS’ EQUITY

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

On October 15, 2010, the Company closed its Rights Offering.  The Rights were issued to the holders of common stock outstanding on the Record Date of September 7, 2010 and enabled holders to purchase 0.6 of a share for each share of Common Stock owned for $0.65 per share.  The Company raised approximately $3,194,000, net of expenses of approximately $154,000 and issued 5,151,347 shares of Company common stock.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

During the quarter ended September 30, 2008, the Company approved the issuance of 48,300 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the quarter ended September 30, 2011 and September 30, 2010, the Company issued 3,863 and 4,166 shares of common stock valued at $10,000 and $3,000, respectively.

During the quarter ended September 30, 2009, the Company approved the issuance of 115,682 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.   During the quarter ended September 30, 2011, the Company issued 7,816 shares of common stock valued at $8,000.  During the quarter ended September 30, 2010, issued 8,504 shares of common stock valued at $7,000.

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the quarter ended September 30, 2011, the Company issued 10,745 shares of common stock valued at $8,000.  During the quarter ended September 30, 2010, the Company did not issue any shares for this grant.

On July 5, 2011, the Company issued 3,591 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $7,000 based on the closing market price of the Company’s common stock on July 1, 2011. On July 6, 2010, the Company issued 21,485 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $17,000, based on the closing market price of the Company’s common stock, on July 1, 2010.

On July 11, 2011, the Company issued 14,000 shares of common stock to officers of the Company, which were valued at approximately $11,000 based on the closing market price of the Company’s common stock on the date of the grant.

On July 16, 2010, the Company issued 65,577 shares of common stock to certain officers in lieu of compensation, which were valued at approximately $52,000, based on the closing price of the Company’s common stock on the date of the grant.

On August 22, 2011, the Company issued 9,404 shares of common stock to an employee of the Company in lieu of cash compensation valued at $16,000, based on the closing price of the Company’s common stock for previously accrued bonuses.

On September 21, 2011, the Company issued 50,000 shares of common stock to officers of the Company, which were valued at approximately $90,000 based on the closing market price of the Company’s common stock for previously accrued bonuses.

On September 21, 2011, the Company approved an employee stock purchase plan and reserved 100,000 shares for future issuance.

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  No shares were issued during the quarter ended September 30, 2011.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

Stock-Based Compensation:

The Company granted common stock options to employees during fiscal 2012 under the Company’s LTIP.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2011	524	$0.76
Options granted	41	1.75
Options exercised	-	-
Options cancelled	-	-
Options outstanding - September 30, 2011	565	$0.83	9.0	$545
Options exercisable - September 30, 2011	171	$0.91	9.5	$151
Options exercisable and expected to vest - September 30, 2011	171	$0.91	9.5	$151

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Quarter Ended
September 30,
2011
Expected term (in years)	5.0
Expected volatility	128%
Risk-free interest rate	2.30%
Expected dividends	-

Weighted-average grant date fair value per share	$1.50

At September 30, 2011, the amount of unearned stock-based compensation currently that has not been expensed related to unvested common stock options is approximately $0.3 million. The unvested common stock options vest on June 30, 2013 based upon the achievement of certain performance targets. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
 (Unaudited)

NOTE 6.  SUBSEQUENT EVENTS

On October 6, 2011, the Company issued 3,611 shares of common stock to a certain director in lieu of cash compensation, which were valued at approximately $6,500, based on the closing price of the Company’s common stock.

On October 12, 2011, the Company issued 25,618 shares of common stock valued at $37,000 to the non-management members of the Board of Directors under the 2007 LTIP.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2011 and our other filings with the SEC.

Overview

MAM Software Group, Inc. (“MAM” or the “Company”) is a technology holding company that has one wholly owned subsidiaries based in the U.S., Aftersoft Network, N.A., Inc. (“ASNA”) and one in the U.K., MAM Software Limited (“MAM Ltd.”) based in Tankersley, U.K., which operate independently from one another. ASNA has one wholly owned operating subsidiary (i) MAM Software, Inc., and two inactive wholly owned subsidiaries, (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

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

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the three months ended September 30, 2011, we generated revenues of $6,162,000 with a net income of $731,000. 75% of these revenues come from the U.K. market.

We are headquartered in Barnsley, U.K. and maintain additional offices for our U.S. operating subsidiary in Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Barnsley, Northampton and Wareham.

The software that we sell is mainly based on a Microsoft Windows TM - based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we support in the U.S. cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” For this market we sell our Autopart product to new prospects and continue to support our Direct Step product.  Both products enable large warehouses with hundreds of thousands of stock keeping units (sku’s) to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” For this market segment we also sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “Open Webs.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real- time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork Online to the installer market.  In the U.K., we also sell our catalog solution, Autocat+, which is an Internet-based identification tool  used by the warehouse distribution, jobber and installer.

To date, our management has identified four areas that it believes we need to focus on.  The first area is the continued success of Autowork Online, our new “installer” solution in the U.K.  The product has been developed  by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing  model. This is where software solutions are made available to end- users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of September 30, 2011 we had  2,380 subscribers of this service.  The product is currently being localized and prepared for release into the U.S. market.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand.  The Company added one salesman during the first quarter and is actively seeking to recruit additional sales personnel.

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

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. Dollar was 75% for the three month period ended September 30, 2011, as compared to 76% for the corresponding period in 2010.  As the U.S. dollar weakened  in relation to the British Pound Sterling (“GBP”), in the comparable periods, our revenue and income, which is reported in U.S. dollars, is positively  impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM Ltd. subsidiary are translated at the average exchange rate for the period. During the three month period ended September 30, 2011, the exchange rate for MAM Ltd.’s operating results was US$1.6114 per 1GBP, compared with US$1.54978 per 1GBP for the three month period ended September 30, 2010.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates.  The exchange rate used for translating our MAM Ltd. subsidiary was US$1.5625 per 1GBP at September 30, 2011 and US$1.6018 per 1GBP at June 30, 2011.

Currency translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(261,000) and $334,000 for the three months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, we had a backlog of unfilled orders of business management systems of $1,910,000, compared to a backlog of $1,761,000 at September 30, 2010.  We expect to fulfill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 were as follows:

Revenues. Revenues were $6,162,000 for the three months ended September 30, 2011, compared with $6,602,000 for the three months ended September 30, 2010.  Revenues for the quarter ended September 30, 2011 decreased $440,000, or 6.7%, during this fiscal period, resulting from a combination of (i) decreased revenue from our U.S. operations of $65,000 and (ii) a decrease in revenue of 356,000GBP from our U.K. subsidiary. Revenue decreased 356,000GBP, or 11.0%, to 2,881,000GBP during the three months ended September 30, 2011 from 3,237,000GBP during the three months ended September 30, 2010.

The weaker U.S. dollar resulted in dollar-denominated revenue of $4,642,000 during 2011 as compared to $5,017,000 during 2010, which is a decrease of $375,000.  U.S. revenue decreased $65,000 to $1,520,000 in 2011 from $1,585,000 in 2010 because of decreased sales of software and professional services.

Cost of Revenues. Total cost of revenues for the three months ended September 30, 2011, were $2,685,000 compared with $2,792,000 for the same period in 2010, which was a decrease of $107,000 or 3.8%.  MAM Ltd.’s expenses decreased 142,000GBP to 1,221,000GBP in 2011 from 1,363,000GBP for 2010.  The weaker dollar produced a dollar denominated cost of $1,966,000 for the current quarter vs. $2,113,000 for the prior year or a $146,000 variance. The U.S. businesses experienced an increase in cost of revenues of $39,000, from $680,000 to $719,000, which was due to the sales mix in U.S. revenues. Total Cost of Revenues as a percentage of revenues increased from 42.3% for the quarter ended September 30, 2010 to 43.6% for the three months ended September 30, 2011.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months Ended September 30,
	2011	2010	$ Variance	% Variance
Research and development	$804,000	$782,000	$22,000	2.8%
Sales and marketing	599,000	505,000	94,000	18.6%
General and administrative	899,000	1,049,000	(150,000)	-14.3%
Depreciation and amortization	301,000	268,000	33,000)	12.3%
Total Operating Expenses	$2,603,000	$2,604,000	$(1,000)	0.0%

Operating expenses decreased by $1,000 or 0.0% for the three months ended September 30, 2011, compared with the three months ended September 30, 2010. This is due to the following:

Research and Development Expenses. Research and development expenses increased by $22,000 or 2.8% for the three months ended September 30, 2011, when compared with the same period in the previous fiscal year. This increase was primarily due to an exchange rate difference and an increase in expenses in the U.S. in 2011 verses 2010.

Sales and Marketing Expenses. Sales and marketing expenses increased by $94,000 or 18.6% during the three months ended September 30, 2011 as compared with the same period in 2010. This increase was due to the increase of tradeshow and marketing expenses in the U.S. in 2011 verses 2010.

General and Administrative Expenses. General and administrative expenses decreased by $150,000 or 14.3% during the three months ended September 30, 2011 as compared with the same period in 2010. This decrease was due to lower overall expenses in both the U.K. and U.S. business units vs. the prior year.

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

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $33,000 for the three months ended September 30, 2011 as compared with the same period in 2010 because of increased amortization from software development assets.

Interest Expense. Interest expense decreased by $364,000 to $53,000 for the three months ended September 30, 2011 as compared to $417,000 for the three months ended September 30, 2010. HSBC cash interest was approximately $45,000 for the quarter ended September 30, 2011 and debt discount amortization was approximately $8,000. During the quarter ended September 30, 2010, we paid ComVest Capital LLC $235,000 in cash interest for the Term Loan and Revolver and a $50,000 forbearance fee. Total non-cash interest was $132,000. Amortization of debt discount and debt issuance costs during the three months ended September 30, 2010, was $57,000, and $75,000 was accrued for forbearance fees due before November 30, 2010.

Other Income (Expense). Other income for the three months ended September 30, 2011 amounted to $150,000 compared with expense of $52,000 for the period ended September 30, 2010. The income for the three month period ended September 30, 2011 were the result of a $150,000 gain from the decrease of the fair value of derivative liabilities compared to a $52,000 loss in the same period in 2010.   As more fully described in the notes to the condensed consolidated financial statements, on July 1, 2009, we adopted the accounting standard that provides guidance for determining whether equity-linked financial instruments or embedded features, are indexed to an entity’s own stock.  The standard applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative, and to any freestanding financial instruments that are settled in an entity’s own common stock.  As such, we were required to reclassify certain amounts from the equity section of the balance sheet to the liabilities section.  In addition, the value of these instruments must be reassessed by us as of each balance sheet date.

Income Taxes. Income taxes decreased by $60,000 for the three months ended September 30, 2011 as compared to September 30, 2010. This decrease was due to lower tax requirements resulting from reduced profits at our U.K. subsidiary.

Net Income. As a result of the above, we realized net income of $731,000 for the three months ended September 30, 2011, compared with net income of $437,000 for the three months ended September 30, 2010.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline our U.S. operations, we expect to see an increase in overall revenues with a contribution from U.S. operations in fiscal 2012.

At September 30, 2011, we had cash and cash equivalents of $3,536,000.

During the three months ended September 30, 2011 we reduced our HSBC Term Loan by $174,000 using internally generated funds and working capital.

We continued to experience positive cash flow during the quarter and generated $766,000 after repayment of $193,000 in long-term debt, and capital expenditures of $29,000.

We expect to see continued positive earnings and cash flow from both the U.S. and U.K. operations during fiscal 2012, with growth in revenues and operating income from the U.S. operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by the U.S. operation which are currently being released to customers, and the reintroduction of our Autopart line of products in the U.S. market.

We intend to continue to work at maximizing customer retention by supplying and developing products that streamline and simplify customer operations, thereby increasing their profit margin. We expect to continue to build our recurring revenue stream. We believe that we can continue to grow our customer base through additional sales personnel, targeted media and marketing campaigns and products that completely fit clients’ requirements. We also intend to service existing clients to higher levels and increasingly partner with them so that together we’ll both achieve our goals.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2011.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the Company’s first fiscal quarter of the fiscal year ending June 30, 2012 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 5, 2011, the Company issued 3,591 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $7,000 based on the closing market price of the Company’s common stock on July 1, 2011.

On July 7, 2011, the Company issued 22,424 shares of common stock valued at $25,000.

On July 11, 2011, the Company issued 14,000 shares of common stock to officers of the Company, which were valued at approximately $11,000 based on the closing market price of the Company’s common stock on the date of the grant.

On August 22, 2011, the Company issued 9,404 shares of common stock to an employee of the Company in lieu of cash compensation valued at $16,000, based on the closing price of the Company’s common stock on the date of issuance.

On September 21, 2011, the Company issued 50,000 shares of common stock to officers of the Company, which were valued at approximately $90,000 based on the closing market price of the Company’s common stock on the date of issuance.

On October 6, 2011, the Company issued 3,611 shares of common stock to a certain director in lieu of cash compensation, which were valued at approximately $6,500, based on the closing price of the Company’s common stock.

On October 12, 2011, the Company issued 25,618 shares of common stock valued at $37,000 to the non-management members of the Board of Directors under the 2007 LTIP.

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

None.

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

MAM Software Group, Inc.

Date: November 7, 2011	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2011	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.