Form 10-Q/A
period 2011-09-30
MAM SOFTWARE GROUP, INC.
filed 2011-11-14
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)
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

The registrant had 14,296,269 shares of its common stock outstanding as of November 11, 2011.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our quarterly report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 7, 2011 to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T.

-

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
EX-101.INS	XBRL Instance Document**
EX-101.SCH	XBRL Taxonomy Extension Schema**
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase**
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase**
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
*	Previously filed
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAM Software Group, Inc.

Date: November 14, 2011	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
EX-101.INS	XBRL Instance Document**
EX-101.SCH	XBRL Taxonomy Extension Schema**
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase**
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase**
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
*	Previously filed
**	Furnished herewith