Form 10-Q
period 2011-12-31
MAM SOFTWARE GROUP, INC.
filed 2012-02-06
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant has 13,908,919 shares of its common stock outstanding as of February 3, 2012.

PART I—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Ltd . ” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “ASNA” refers to Aftersoft Network N.A., Inc. and its operating subsidiaries; and (iv) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc.

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In   thousands,   except   share   and   per   share   data)

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,695	$2,770
Accounts receivable, net of allowance of $142 and $174	3,295	3,340
Inventories	271	293
Prepaid expenses and other current assets	873	732
Total Current Assets	8,134	7,135

Property and Equipment, Net	727	776

Other Assets
Goodwill	9,088	9,332
Amortizable intangible assets, net	1,712	2,093
Software development costs, net	1,213	1,364
Other long-term assets	56	70
TOTAL ASSETS	$20,930	$20,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,148	$1,129
Accrued expenses and other	1,848	2,468
Payroll and other taxes	434	385
Derivative liabilities	396	672
Current portion of long-term debt	765	1,086
Current portion of deferred revenue	492	438
Sales tax payable	941	918
Income tax payable	588	664
Total Current Liabilities	6,612	7,760

Long-Term Liabilities
Deferred revenue, net of current portion	178	190
Deferred income taxes	202	246
Long-term debt, net of current portion	658	776
Other	305	325
Total Liabilities	7,955	9,297
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	–	–
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 14,296,269 shares issued and 14,131,215 shares outstanding at December 31, 2011 and 14,167,621 shares issued and outstanding at June 30,2011	1	1
Additional paid-in capital	33,405	33,156
Accumulated other comprehensive loss	(834)	(561)
Accumulated deficit	(19,313)	(21,123)
Treasury stock at cost, 165,054 shares and 0 shares at December 31,2011 and June 30, 2011, respectively	(284)	–
Total Stockholders' Equity	12,975	11,473
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,930	$20,770

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues	$6,686	$6,149	$12,848	$12,751
Cost of revenues	2,649	2,529	5,334	5,321
Gross profit	4,037	3,620	7,514	7,430

Operating expenses
Research and development	801	770	1,605	1,552
Sales and marketing	690	582	1,289	1,087
General and administrative	976	926	1,875	1,975
Depreciation and amortization	297	271	598	539
Total operating expenses	2,764	2,549	5,367	5,153

Operating income	1,273	1,071	2,147	2,277

Other income (expense)
Interest expense	(48)	(118)	(101)	(535)
Change in fair value of derivative liabilities	126	(112)	276	(164)
Gain on settlement of liability	-	52	-	52
Total other income (expense), net	78	(178)	175	(647)

Income before provision for income taxes	1,351	893	2,322	1,630
Provision for income taxes	272	230	512	530
Net income	1,079	663	1,810	1,100

Foreign currency translation income (loss)	(12)	(295)	(273)	39
Total comprehensive income	$1,067	$368	$1,537	$1,139

Earnings per share attributed to common stockholders:
Basic	$0.08	$0.05	$0.13	$0.10
Diluted	$0.07	$0.05	$0.12	$0.10
Weighted average shares outstanding:
Basic	14,278,464	12,600,936	14,245,922	10,586,103
Diluted	14,537,439	12,778,847	14,508,953	10,658,380

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 31,	December 31,
	2011	2010

Cash flows from operating activities:

Net income	$1,810	$1,100
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	32	28
Depreciation and amortization	598	539
Amortization of debt discount and debt issuance costs	14	84
Fair value of stock issued for services	81	171
Gain on settlement of liability	-	(52)
Deferred income taxes	(44)	(264)
Change in fair value of derivative liabilities	(276)	164

Changes in assets and liabilities:
Accounts receivable	(80)	(61)
Inventories	13	95
Prepaid expenses and other assets	(154)	(259)
Accounts payable	44	(199)
Payroll and other taxes	58	(145)
Deferred revenue	55	(326)
Accrued expenses and other liabilities	(324)	(507)
Sales tax payable	56	22

Net cash provided by operating activities	1,883	390

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

  MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

Cash flows from investing activities :
Purchase of property and equipment	(95)	(25)
Capitalized software development costs	-	(13)
Net cash used in investing activities	(95)	(38)

Cash flows from financing activities:

Proceeds from sale of common stock, net of cash issuance costs	-	3,194
Proceeds from long-term debt	-	2,075
Payments for treasury stock	(199)	-
Payments on long-term debt	(384)	(5,132)
Net cash (used in) provided by financing activities	(583)	137

Effect of exchange rate changes	(280)	(130)
Net increase in cash and cash equivalents	925	359
Cash and cash equivalents, beginning of period	2,770	1,196
Cash and cash equivalents, end of period	$3,695	$1,555

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$102	$455
Income taxes	$459	$648

Supplemental disclosures of non-cash investing and financing activities :
Issuance of stock options for accrued liabilities	$62	$134
Issuance of common stock for accrued liabilities	$106	$70
Reclassification of non-employee warrants from additional paid-in capital to derivative liabilities	$-	$338
Accrual for purchase of treasury stock	$85	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which was filed with the SEC on September 14, 2011.   The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2.  BASIS OF PRESENTATION

MAM is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom (“U.K.”) and Aftersoft Network, N.A., Inc., (“ASNA”) has offices in the United States (“U.S.”) in Allentown, Pennsylvania.  ASNA has one wholly owned operating subsidiary (i) MAM Software, Inc., and two inactive wholly owned subsidiaries, (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania. MAM has offices in Allentown, Pennsylvania.

Effective December 30, 2011, the Company amended its Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 150,000,000 to 18,000,000 and to reduce the number of authorized shares of Preferred Stock from 10,000,000 to 2,000,000.

On March 25, 2011, (“the Effective Date”), the Company amended its Certificate of Incorporation to effectuate a one-for-one hundred reverse stock split, immediately followed by a ten-for-one forward stock split. Pursuant to this transaction, every 100 shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Immediately thereafter, a forward stock split was undertaken whereby each share of Common Stock was converted into 10 shares of common stock. Stockholders owning fewer than 100 shares of Common Stock whose interests were converted into fewer than 1 share of common stock pursuant to the reverse split, were converted into the right to receive an amount equal to the average daily closing price per share of the Common Stock on the OTC Bulletin Board for the five trading days immediately before and including the Effective Date, without interest. Stockholders who held 100 or more shares as of the Effective Date received fractional shares in the reverse split and were not cashed out. Any fractional shares held after the ensuing forward split were rounded up to the nearest whole share. All share numbers and per share amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted to give effect to the stock split.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Reclassifications

Certain amounts in the December 31, 2010, consolidated financial statements have been reclassified to conform to the current year presentations.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

In the U.S., the Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance deposit coverage, effective December 31, 2010, the FDIC is providing temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012.  At December 31, 2011 and June 30, 2011, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the U.S., the Company maintains its cash accounts at financial institutions which it believes to be credit worthy. Bank accounts maintained outside the U.S. are not insured. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

No customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2011 and June 30, 2011. No customer accounted for more than 10% of the Company’s revenue for the three and six month periods ended December 31, 2011 and 2010.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single operating segment.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K.  For customers headquartered in their respective countries, the Company derived 28% of its revenues from the U.S., 3% from Canada and 69% from its U.K. operations during the three months ended December 31, 2011, compared to 24% of its revenues from the U.S., 3% from Canada and 73% from the U.K. for the three months ended December 31, 2010.

The Company derived 27% of its revenues from the U.S., 1% from Canada and 72% from its U.K. operations during the six months ended December 31, 2011 compared to 24% of its revenues from the U.S., 1% from Canada and 75% from its U.K. operations during the six months ended December 31, 2010.

At December 31, 2011, the Company maintained 64% of its net property and equipment in the U.K. and the remaining 36% in the U.S. At June 30, 2011, the Company maintained 67% of its net property and equipment in the U.K. and the remaining 33% in the U.S.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in available-for-sale securities, accounts receivable, accounts payable, accrued expenses and debt instruments. Financial assets and liabilities that are re-measured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Determining which category an asset or liability falls within the hierarchy may require significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Available-for-Sale Securities

Management determines the appropriate classification of its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting at the time of purchase and re-evaluates such classification as of each balance sheet date.   The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income (loss), net of tax. At December 31, 2011 and June 30, 2011, investments consist of corporate stock with a carrying value of $0, which is now the Company’s new cost basis in the securities as the Company wrote- down its investment in available - for - sale securities. In the event the fair value of the securities increases, the Company will not recognize any gain on the securities unless they are sold.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of income and comprehensive income. Depreciation and amortization expense was $49,000 and $49,000 for the three months ended December 31, 2011 and 2010, respectively, and was $98,000 and $95,000 for the six months ended December 31, 2011 and 2010, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of:  the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $70,000 and $43,000 for the three months ended December 31, 2011 and 2010, respectively, and $141,000 and $87,000 for the six months ended December 31, 2011 and 2010, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31 2011

(Unaudited)

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $178,000 and $179,000 for the three months ended December 31, 2011 and 2010, respectively, and $359,000 and $357,000 for the six months ended December 31, 2011 and 2010, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not to be amortized but rather are tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of December 31, 2011, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the six months ended December 31, 2011, goodwill activity was as follows:

Balance, July 1, 2011	$9,332,000
Effect of exchange rate changes	(244,000)
Balance, December 31, 2011	$9,088,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2011, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Issuance of Equity Instruments to Non-Employees

All issuances of the Company’s equity instruments to non-employees are measured at fair value based upon either the fair value of the equity instruments issued or the fair value of consideration received, whichever is more readily determinable. The majority of stock issuance for non-cash consideration received pertains to services rendered by consultants and others and has been valued at fair value on the dates issued.

The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Assets acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments are not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“LTIP”). Stock awarded under the LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5 because the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms, and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time.  Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010 and July 1, 2011, respectively. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2012 and 2011 and issued stock options to employees in fiscal 2012 under the LTIP (see Note 6).

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

December 31, 2011

(Unaudited)

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying condensed consolidated balance sheets.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the term of the service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended December 31, 2011 and 2010, advertising expense totaled $57,000 and $91,000, respectively. For the six months ended December 31, 2011 and 2010, advertising expense totaled $118,000 and $110,000, respectively.

Gain on Extinguishment of Liability for Services

The Company realized $52,000 of income from a settlement with a creditor for the three and six months ended December 31, 2010, which is included in other income (expense) in the accompanying condensed consolidated statements of income and comprehensive income.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. Comprehensive (loss) income totaled ($12,000) and ($295,000) for the three months ended December 31, 2011 and 2010, respectively, and ($273,000) and $39,000 for the six months ended December 31, 2011 and 2010, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended December 31, 2011 and 2010, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed consolidated balance sheets at December 31, 2011 and June 30, 2011, and has not recognized interest and/or penalties in the condensed consolidated statements of income and comprehensive income for the three and six months ended December 31, 2011 and 2010.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  For the three and six months ended December 31, 2011 there were 258,975 and 263,031 common share equivalents included in the computation of DEPS. For the three and six months ended December 31, 2011, 714,586 common stock purchase warrants and stock options were excluded from the computation of DEPS as their effect would have been anti-dilutive. For the three and six months ended December 31, 2010, there were 177,884 and 72,277, respectively, common share equivalents included in the computation of DEPS. For the three and six months ended December 31, 2010, a total of 1,036,703 and 1,142,307 common stock purchase warrants and stock options and debt convertible into 225,775 shares were excluded from the computation of DEPS as their effect would have been anti-dilutive.

The following tables present the computation of the basic and diluted earnings per share of the three and six months ended December 31, 2011.

Three Months Ended December 31, 2011	2011	2010
Numerator:
Net income	$1,079,000	$663,000

Denominator:
Basic weighted-average shares outstanding	14,278,464	12,600,963
Effect of dilutive securities	258,975	177,884
Diluted weighted-average diluted shares	14,537,439	12,778,847
Basic earnings per common share	$0.08	$0.05
Diluted earnings per common share	$0.07	$0.05

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Six Months Ended December 31, 2011	2011	2010
Numerator:
Net income	$1,810,000	$1,100,000

Denominator:
Basic weighted-average shares outstanding	14,245,922	10,586,103
Effect of dilutive securities	263,031	72,277
Diluted weighted-average diluted shares	14,508,953	10,658,380
Basic earnings per common share	$0.13	$0.10
Diluted earnings per common share	$0.12	$0.10

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

The Company has certain common stock purchase warrants that are accounted for as derivative liabilities as they do not meet the requirements to be treated as equity instruments.  The fair value of these common stock purchase warrants was $396,000 and $672,000 on December 31, 2011 and June 30, 2011, respectively.  The total value of these derivative liabilities decreased for the period ended December 31, 2011 and as a result, the Company recognized a gain of approximately $126,000 and $276,000 from the change in fair value of these warrants for the three and six months ended December 31, 2011, respectively. The Company recognized a loss of approximately $179,000 and $231,000 from the change in fair value of these warrants for the three and six months ended December 31, 2010, respectively.

On December 2, 2010 the Company accounted for all unexercised stock purchase warrants as derivative liabilities because if all outstanding options and warrants were exercised there would be insufficient authorized shares to fulfill the request.  As of that date, additional paid-in capital was reduced by $338,000 and derivative liabilities were increased by $338,000.  The fair value of the warrants was $271,000 as of December 31, 2010, and the Company recorded earnings of $67,000 for the three and six months ended December 31, 2010 for these warrants. On January 21, 2011, 3,563 warrants exercisable at $0.80 were exercised using the cashless exercise provision of the warrant agreement. The average closing price for the prior five days was $1.60 and 1,782 shares of common stock were issued. As a result of this exercise, $4,994 was reclassified to additional paid-in capital from derivative liabilities. On February 11, 2011, 3,563 warrants were exercised for $2,850 and $5,318 was reclassified to additional paid-in capital from derivative liabilities. The fair value of the remaining unexercised warrants was $262,000 as of March 25, 2011, and the Company recorded expense of $65,000 for the year ended June 30, 2011 in connection with the change in fair value of these warrants.

Effective March 25, 2011, the Company completed a reverse/forward stock split and reduced the number of shares outstanding from approximately 139,150,000 to 13,915,000 and no longer accounted for unexercised stock purchase warrants as derivative liabilities. The Company had sufficient authorized shares available for the exercise of all outstanding options and stock purchase warrants. As of March 25, 2011, additional paid-in capital was increased by $262,000 and derivative liabilities were reduced by $262,000.

All future changes in the fair value of the Company’s warrants will still be treated as derivatives and will be recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using Black-Scholes and the following assumptions:

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

	December 31,	June 30,
	2011	2011
Annual dividend yield	0.0%	0.0%
Expected life (years)	2.0-2.25	0.17 -4.00
Risk-free interest rate	0.28%	0.16%– 1.79%
Expected volatility	72%- 91%	87% - 151%

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

Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

December 31, 2011	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$396,000	$396,000

June 30, 2011	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$672,000	$672,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of July 1, 2011	$672,000
Change in fair value of derivative liabilities	(276,000)
Balance as of December 31, 2011	$396,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended December 30, 2011 and 2010, respectively.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

As part of the MAM share repurchase plan, the Company purchased 33,466 shares of common stock at a cost of $56,000 from Channel Partners II L.P., an investment partnership affiliated with Wynnefield Capital, Inc. (see Note 6).

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 2011 and June 30, 2011:

	December 31,	June 30,
	2011	2011
	(Unaudited)
HSBC term loan	$1,276,000	$1,669,000
Secured notes	134,000	180,000
Other notes	13,000	13,000
	1,423,000	1,862,000
Less current portion	(765,000)	(1,086,000)
Long term portion	$658,000	$776,000

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at December 31, 2011. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event of the HSBC Term Loan being refinanced to another lender.

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $6,000 and $14,000 for the three and six months ended December 31, 2011, respectively. Amortization expense was $7,000 for the three months and six months ended December 31, 2010, respectively. The HSBC Term Loan contains various financial covenants. As of December 31, 2011, the Company was in compliance with all such covenants.

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

The Company incurred certain fees in connection with the Loan Agreement with ComVest. The debt issuance costs of $478,000 were recorded on the date of the agreement as deferred costs and were amortized and charged to interest expense over the term of the loan using the effective interest method. The debt issuance costs were fully amortized as of December 31, 2010. Amortization of the debt issuance costs was $0 and $0 for the three and six months ended December 31, 2011 and $0 and $7,000 for the three and six months ended December 31, 2010, respectively. In connection with the embedded conversion feature of the ComVest Loan Agreement and certain warrants issued to ComVest, which were accounted as derivative instruments, the Company recorded a debt discount as a reduction in the carrying value of the debt. The debt discount was amortized and charged to interest expense over the term of the loan using the effective interest method and was fully amortized as of December 31, 2010.  Amortization of the debt discount was $0 and $50,000 for the three and six months ended December 31, 2010, respectively.

Secured Notes

The Company has secured notes totaling $134,000 payable over 33 months with monthly payments of $4,340 which will mature through 2014.  The notes bear interest rates of 5.49% to 9.54% and are secured by equipment with a net carrying value of $299,000 and $319,000 as of December 31, 2011 and June 30, 2011, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

MAM Ltd. has agreed to indemnify HSBC and others from and against all and any liability they might incur in the exercise of any powers, authorities and discretions under or in connection with the HSBC Term Loan (see Note 4).

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

NOTE 6.  STOCKHOLDERS’ EQUITY

Common Stock

Effective December 30, 2011, the Company amended its Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 150,000,000 to 18,000,000 and to reduce the number of authorized shares of Preferred Stock from 10,000,000 to 2,000,000.

On March 25, 2011, (“the Effective Date”), the Company amended its Certificate of Incorporation to effectuate a one-for-one hundred reverse stock split, immediately followed by a ten-for-one forward stock split. Pursuant to this transaction, every 100 shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Immediately thereafter, a forward stock split was undertaken whereby each share of Common Stock was converted into 10 shares of Common Stock. Stockholders owning fewer than 100 shares of Common Stock, whose interests were converted into fewer than 1 share of Common Stock pursuant to the reverse split, were converted into the right to receive an amount equal to the average daily closing price per share of the Common Stock on the OTC Bulletin Board for the five trading days immediately before and including the Effective Date, without interest. Stockholders who held 100 or more shares as of the Effective Date received fractional shares in the reverse split and were not cashed out. Any fractional shares held after the ensuing forward split were rounded up to the nearest whole share. As of the Effective Date, pursuant to this corporate action, approximately 13,915,000 shares of Company common stock were outstanding.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

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

During the quarter ended September 30, 2008, the Company approved the issuance of 48,300 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the quarter ended September 30, 2011 and September 30, 2010, the Company issued 3,863 and 4,166 shares of common stock valued at $10,000 and $3,000, respectively. During the quarter ended December 31, 2011 and December 31, 2010, the Company issued 820 and 4,166 shares of common stock valued at $2,000 and $3,000, respectively.

During the quarter ended September 30, 2009, the Company approved the issuance of 115,682 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.   During the quarter ended September 30, 2011, the Company issued 7,816 shares of common stock valued at $8,000.   During the quarter ended December 31, 2011, the Company issued 7,815 shares of common stock valued at $8,000. During the quarter ended December 31, 2010, the Company issued 8,504 shares of common stock valued at $7,000.

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the quarter ended September 30, 2011, the Company issued 10,745 shares of common stock valued at $8,000.  During the quarter ended September 30, 2010, the Company did not issue any shares. During the quarter ended December 31 2011, the Company issued 10,745 shares of common stock valued at $9,000.  During the quarter ended December 31, 2010, the Company issued 14,126 shares of common stock valued at $15,000.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

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

On December 16, 2011, the shareholders of the Company approved an employee stock purchase plan and the Company reserved 100,000 shares of common stock for future issuance (see “Employee Stock Purchase Plan” below).

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the quarter ended December 31, 2011, the Company issued 6,238 shares of common stock valued at $11,000. No shares were issued during the quarter ended December 31, 2010.

On October 5, 2011, the Company issued 3,611 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $7,000, based on the closing market price of the Company’s common stock on October 1, 2011.

Treasury Stock

On November 8, 2011, the Board of Directors authorized the repurchase of up to $250,000 of its common stock and on December 19, 2011 the Board of Directors authorized an increase in the aggregate amount of the Company’s repurchase from $250,000 to $750,000. As of December 31, 2011 the Company has repurchased 165,054 shares at a cost of approximately $284,000.

Stock-Based Compensation:

The Company granted common stock options to employees during fiscal 2012 under the Company’s LTIP. A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2011	524	$0.76
Options granted	41	1.75
Options exercised	-	-
Options cancelled	-	-
Options outstanding -December 31, 2011	565	$0.83	8.7	$492
Options exercisable -December 31, 2011	171	$0.91	9.2	$135
Options exercisable and expected to vest - December 31, 2011	171	$0.91	9.2	$135

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Six Months Ended
December 31,
2011
Expected term (in years)	5.0
Expected volatility	128%
Risk-free interest rate	2.30%
Expected dividends	-

Weighted-average grant date fair value per share	$1.50

At December 31, 2011, the amount of unearned stock-based compensation currently that has not been expensed related to unvested common stock options is approximately $0.1 million. The unvested common stock options vest on June 30, 2013 based upon the achievement of certain performance targets.

At December 31, 2011, the amount of unearned stock-based compensation currently that has not been expensed related to unvested common stock grants is approximately $0.3 million. The majority of the unvested common stock grants vest on June 30, 2013 based upon the achievement of certain performance targets.

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

Employee Stock Purchase Plan

On September 21, 2011, the Company approved the MAM Software Group, Inc. Employee Stock Purchase Plan (“ESPP” or the “Plan”). On December 16, 2011 the shareholders approved the ESPP. Under the ESPP the Company will grant eligible employees the right to purchase Common Stock through payroll deductions at a price equal to the lesser of 85 percent of the fair market value of a share of Common Stock on the Exercise Date of the current Offering Period or 85 percent of the fair market value of our Common Stock on the Grant Date of the Offering Period. No employee will be granted an option to purchase more than $2,400 of fair market value common stock in a calendar year. The Plan is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. The plan covers a maximum of 100,000 shares of Common Stock which will be offered to employees until January 2, 2022 or until the plan is terminated by the Board of Directors. No shares were issued during the period ending December 31, 2011.

NOTE 7.  SUBSEQUENT EVENTS

On January 3, 2012 the Company repurchased 263,300 shares of common stock at a cost of $466,000.

On January 4, 2011, the Company issued 2,385 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $3,000 based on the closing market price of the Company’s common stock on December 30, 2011.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

On January 4, 2012, the Company issued 3,715 shares of common stock to a certain directors in lieu of compensation, which were valued at approximately $7,000 based on the closing market price of the Company’s common stock on January 3, 2012.

On January 4, 2012, the Company issued 9,286 shares of common stock to a certain officer in lieu of compensation, which were valued at approximately $16,000 based on the closing market price of the Company’s common stock on January 3, 2012

On January 9, 2012, the Company issued 25,618 shares of common stock valued at approximately $31,000 to the non - management members of the Board of Directors under the Company’s 2007 LTIP.

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

Overview

MAM Software Group, Inc. (“MAM” or the “Company”) is a technology holding company that has one wholly owned subsidiaries based in the U.S., Aftersoft Network, N.A., Inc. (“ASNA”) and one in the U.K., MAM Software Limited (“MAM Ltd.”) based in Tankersley, Barnsley, U.K., which operate independently from one another. ASNA has one wholly owned operating subsidiary (i) MAM Software, Inc., and two inactive wholly owned subsidiaries, (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

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

Our revenue and income is derived primarily from the sale of software, data, e-commerce, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the three months ended December 31, 2011, we generated revenues of $6,686,000 and had net income of $1,079,000; 69% of these revenues came from the U.K. market.  In the six months ended December 31, 2011, we generated revenues of $12,848,000 with net income of $1,810,000; 72% of these revenues came from the U.K. market.

We are headquartered in Tankersley, Barnsley, U.K. and maintain additional offices for our U.S. operating subsidiary in Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Barnsley, Northampton and Wareham.

The software that we sell is mainly based on a Microsoft Windows TM - based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we support in the U.S. cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” For this market we sell our Autopart product integrated to our warehouse management software module to new prospects and continue to support our Direct Step product.  Both products enable large warehouses with hundreds of thousands of stock keeping units (sku’s) to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” For this market segment we also sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “OpenWebs.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real- time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork Online to the installer market.  In the U.K., we also sell our catalog solution, Autocat+, which is an Internet-based identification tool used by the warehouse distribution, jobber and installer.

Our management has identified five key areas that it believes we need to focus on.  The first area is the continued success of our ‘cloud’ computing solution, Autowork Online, which is sold into the “installer” market in the U.K.  The product has been developed by MAM Ltd., our U.K. subsidiary. The Autowork Online solution is made available to end- users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that revenues from the sale of Autowork Online will continue to grow in the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of December 31, 2011 we had 2,523 subscribers of this service.  The product is currently being localized for the U.S. market.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand and to promote existing products such as VAST and OpenWebs.  The Company added one salesman in the U.S. during the first quarter and is actively seeking to recruit additional sales personnel.

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

The fourth area is within the U.K. market and we are continually working to sustain the previous year’s levels of growth in the U.K. business by focusing on certain vertical markets, which share common issues to that of the automotive market. Autopart has been ‘rebadged’ as Trader and will be marketed as a business management software solution for builders, plumbers and engineering supplies merchants, decorating centers and electrical wholesalers to begin with. We have developed a reputation for providing high levels of service and knowledge within the automotive market; and are now working on replicating this reputation in these additional vertical markets.  Our management intends to carefully monitor this expansion as a result of the current state of the global economy.

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the second quarter EMI+, our new business intelligence solution with mobile capability and the new warehouse management software module were trialed with Autopart customers in the U.K.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 69% and 72% for the three and six month periods ended December 31, 2011, respectively, as compared to 73% and 75% for the corresponding periods in 2010.  As the U.S. dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM Ltd. subsidiary are translated at the average exchange rate for the period. During the three and six month periods ended December 31, 2011, the exchange rate for MAM’s operating results was US$1.5919 per GBP1, compared with US$1.5658 per GBP1 for the three and six month periods ended December 31, 2010.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates.  The exchange rate used for translating our MAM Ltd. subsidiary was US$1.5453 per 1GBP at December 31, 2011 and US$1.6018 per 1GBP at June 30, 2011.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($12,000) and ($295,000) for the three months ended December 31, 2011 and 2010, respectively, and $(273,000) and $39,000 for the six months ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, we had a backlog of unfilled orders of business management systems of $1,064,000 compared to a backlog of $1,689,000 at December 31, 2010.  We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three months and six months ended December 31, 2011 compared with the three months and six months ended December 31, 2010 were as follows:

Revenues. Revenues were $6,686,000 and $12,848,000 for the three and six months ended December 31, 2011, respectively, an increase of 8.7% and 0.8%, respectively, compared with revenues of $6,149,000 and $12,751,000 for the three and six months ended December 31, 2010, respectively. The weakness in the U.S. dollar vs. GBP had a positive effect on reported revenue from our U.K. operations. The six months ending December 31, 2010 was positively impacted by a major contract with no similar contract in 2011.

Revenues for our U.K. operations were 2,921,000GBP and 5,802,000GBP for the three and six months ended December 31, 2011, respectively, an increase of 2.6% and a decrease of 4.6%, respectively, compared with revenues of 2,847,000 GBP and 6,084,000 GBP for the three and six months ended December 31, 2010, respectively.

Revenues for our U.S. operations were $2,092,000 and $3,612,000 for the three and six months ended December 31, 2011, respectively, an increase of 27.7% and a increase of 12.0%, compared with revenues of $1,638,000 and $3,224,000 for the three and six months ended December 31, 2010, respectively. ASNA received several system orders for the VAST and Autopart products that were partially installed during the quarter.

Cost of Revenues. Total cost of revenues for the three and six months ended December 31, 2011, were $2,649,000 and $5,334,000, respectively, compared with $2,529,000 and $5,321,000, for the same periods of December 31, 2010, respectively. The increase in cost of revenue for the three months was 4.8% or $120,000. Our UK operations experienced an increase of 94,000GBP from 1,124,000GBP to 1,218,000GBP. This resulted in a dollar denominated increase of $152,000, which was partially offset by a favorable currency adjustment of $19,000 and a reduction of $13,000 in the US operations. The increase in cost of revenue for the six months was .0.3% or $13,000. Our UK operations experienced a decrease of 48,000GBP from 2,487,000GBP to 2,439,000GBP. This resulted in a dollar denominated decrease of $75,000, which were offset a $62,000 currency adjustment caused by a weaker dollar. Our US operations experienced an increase of $26,000 the result of increased revenue.  The increase in cost of sales was 4.8% and 0.3%, respectively, for the three and six month periods, primarily the result of increased revenue.

Operating Expenses . The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
	Ended December 31,
	2011	2010	Variance $	Variance %
Research and development	$801,000	$770,000	$31,000	4.0%
Sales and marketing	690,000	582,000	108,000	18.6%
General and administrative	976,000	926,000	50,000	5.4%
Depreciation and amortization	297,000	271,000	26,000	9.6%
Total Operating Expenses	$2,764,000	$2,549,000	$215,000	8.4%

	For the Six Months
	Ended December 31,
	2011	2010	Variance $	Variance %
Research and development	$1,605,000	$1,552,000	$53,000	3.4%
Sales and marketing	1,289,000	1,087,000	202,000	18.6%
General and administrative	1,875,000	1,975,000	(100,000)	-5.1%
Depreciation and amortization	598,000	539,000	59,000	10.9%
Total Operating Expenses	$5,367,000	$5,153,000	$214,000	4.2%

Operating expenses increased by $215,000, or 8.4% for the three months ended December 31, 2011 compared with the three months ended December 31, 2010, and increased by $214,000 or 4.2% for the six months ended December 31, 2011, compared with the six months ended December 31, 2010. This is due to the following:

Research and Development Expenses.   Research and Development expenses increased by $31,000 or 4.0% for the three month period ended December 31, 2011 and increased by $53,000 or 3.4% for the six month period ended December 31, 2011 compared to the same periods in the prior fiscal year. The increase for the three and six month periods ended December 31, 2011 is primarily a result of an increase in the number of personnel working on development projects during the six month period ended December 31, 2011.

Sales and Marketing Expenses. Sales and Marketing expenses increased by $108,000 or 18.6% during the three months ended December 31, 2011 as compared with the same period in 2010 and increased by $202,000 or 18.6% for the six months ended December 31, 2011 compared with the six months ended December 31, 2010. This increase is primarily due to an increase in trade show activities, advertising, an increase in salesmen and related sales expenses in the U.S. operation during the three and six month periods ended December 31, 2011 when compared with the same periods in the prior fiscal year.

General and Administrative Expenses. General and administrative expenses increased by $50,000 or 5.4% for the three months ended December 31, 2011 as compared to the same period in 2010, and decreased $100,000 or 5.1% for the six months ended December 31, 2011 as compared with the same period in 2010.  The decrease is the result of the absence of $38,000 of litigation expenses and $40,000 of European fees in 2011 which were incurred in 2010.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $26,000, or 9.6%, and $59,000, or 10.9%, for the three and six month periods ended December 31, 2011, respectively, as compared to the same periods in 2010, because of asset additions during the last quarter of fiscal 2011.

Interest Expense. Interest expense decreased by $70,000 or 59.3% to $48,000 for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, and decreased $434,000 or 81.1% to $101,000 for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010.  The decrease in interest expense is related to a reduction in our total interest bearing liabilities, a reduction in the interest rate from 16% to 3.4%, and a reduction in amortization of debt discount and debt issuance costs, which are included in interest expense.  For the three months ended December 31, 2010 we paid or incurred $112,000 in interest expense to attributable ComVest.  For the six months ended December 31, 2010, we paid or incurred $347,000 in interest expense to ComVest.

Other Income (Expense). During the three and six month periods ended December 31, 2011, the Company had income from the change in fair value of derivative liabilities of $126,000 and $276,000 respectively. During the three and six month periods ended December 31, 2010, the Company had expenses from the change in fair value of derivative liabilities of $(112,000) and $(164,000) respectively. Other income for the three month and six months periods ending December 31, 2010 includes $52,000 from the net settlement of the litigation liability.

Income Taxes. Income taxes increased by $42,000, or 18.3%, to $272,000 for the three month period ended December 31, 2011, and decreased by $18,000, or 3.4%, to $512,000 for the six month period ended December 31, 2011 as compared to the same periods in 2010.

Net Income. As a result of the above, we recorded net income of $1,079,000 for the three month period ended December 31, 2011, compared with a net income of $663,000 for the three month period ended December 31, 2010, and realized a net income of $1,810,000 for the six months ended December 31, 2011, compared with a net income of $1,100,000 for the six months ended December 31, 2010.

 Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and our efforts to streamline our U.S. operations, our U.S. operating companies generated a profit for the three and six month periods of fiscal 2012. While there is no guarantee that the trend in profitability in the U.S. will continue, our current goal is to seek to increase overall revenues and earnings from U.S. operations in fiscal 2012. The Company is not capital intensive and currently is generating cash flow in excess of earnings.

At December 31, 2011, we had cash and cash equivalents of $3,695,000, an improvement of $925,000 from June 30, 2011.

During the six months ended December 31, 2011 we reduced our HSBC Term Loan by $393,000 and our secured term debt by $46,000 using internally generated funds and working capital.

We continued to experience positive cash flow during the period ended December 31, 2011 and increased our cash position by $925,000 after repayment of $384,000 in long-term debt, capital expenditures of $95,000 and the purchase of $199,000 of treasury stock.

On December 31, 2010 the Company entered into an agreement with Mr. Blumenthal to prepay, at a discount, the balance of the obligation owed to him under the settlement entered into on April 16, 2010.  As a result of the settlement, the Company paid $670,000 as opposed to the remaining liability of approximately $722,000, and recorded a gain on the settlement of approximately $52,000.

We expect to see continued growth from both the U.S. and U.K. operations during fiscal 2012 as we have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. .

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

Revenues in the U.K. and U.S. are generating positive cash flow and are sufficient to cover corporate expenses resulting in a positive cash flow for the quarter. Our current plans still require us to hire additional sales and marketing staff, to expand within the U.S. market, to target new vertical markets effectively in the U.K. and to support expanded operations overall.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new vertical markets for our Autopart product.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2011.

(b)   Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the Company’s second fiscal quarter of the fiscal year ending June 30, 2012 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 4, 2012, the Company issued 2,385 shares of Common Stock to employees including an officer, under the ESPP in lieu of compensation which was valued at $3,000 based on the closing market price of the Company’s common stock on December 30, 2011.

On January 4, 2012, the Company issued 3,715 shares of common stock to a certain director in lieu of compensation, which were valued at approximately $6,000 based on the closing market price of the Company’s common stock on January 3, 2012.

On January 4, 2012, the Company issued 9,286 shares of common stock to a certain officer in lieu of compensation, which were valued at approximately $16,000 based on the closing market price of the Company’s common stock on January 3, 2012.

On January 9, 2012, the Company issued 25,618 shares of common stock valued at $31,000 to the non-management members of the Board of Directors under the 2007 LTIP.

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

ITEM 4. REMOVED AND RESERVED

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

MAM Software Group, Inc.

Date: February 6, 2012	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2012	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

- 9 -