Form 10-Q
period 2012-03-31
MAM SOFTWARE GROUP, INC.
filed 2012-04-24
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

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

Yes ☐   No ☒

The registrant has 13,872,676 shares of its common stock outstanding as of April 20, 2012.

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

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In   thousands,   except   share   and   per   share   data)

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,107	$2,770
Accounts receivable, net of allowance of $142 and $174	3,337	3,340
Inventories	234	293
Prepaid expenses and other current assets	656	732
Total Current Assets	8,334	7,135

Property and Equipment, Net	724	776

Other Assets
Goodwill	9,318	9,332
Amortizable intangible assets, net	1,553	2,093
Software development costs, net	1,160	1,364
Other long-term assets	50	70
TOTAL ASSETS	$21,139	$20,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,316	$1,129
Accrued expenses and other	1,946	2,468
Payroll and other taxes	400	385
Derivative liabilities	491	672
Current portion of long-term debt	790	1,086
Current portion of deferred revenue	441	438
Sales tax payable	757	918
Income tax payable	572	664
Total Current Liabilities	6,713	7,760

Long-Term Liabilities
Deferred revenue, net of current portion	140	190
Deferred income taxes	191	246
Long-term debt, net of current portion	486	776
Other	296	325
Total Liabilities	7,826	9,297
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	–	–
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 14,337,273 shares issued and 13,850,540 shares outstanding at March 31, 2012 and 14,167,621 shares issued and outstanding at June 30,2011	1	1
Additional paid-in capital	33,462	33,156
Accumulated other comprehensive loss	(453)	(561)
Accumulated deficit	(18,829)	(21,123)
Treasury stock at cost, 486,733 shares and 0 shares at March 31, 2012 and June 30, 2011, respectively	(868)	–
Total Stockholders' Equity	13,313	11,473
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,139	$20,770

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues	$6,130	$6,116	$18,978	$18,867
Cost of revenues	2,688	2,600	8,022	7,921
Gross profit	3,442	3,516	10,956	10,946

Operating expenses
Research and development	823	792	2,428	2,344
Sales and marketing	615	533	1,904	1,620
General and administrative	889	1,114	2,803	3,089
Depreciation and amortization	300	275	898	814
Total operating expenses	2,627	2,714	8,033	7,867

Operating income	815	802	2,923	3,079

Other income (expense)
Interest expense	(47)	(59)	(148)	(594)
Change in fair value of derivative liabilities	(95)	(175)	181	(339)
Gain on settlement of liability	-	-	96	52
Total other income (expense), net	(142)	(234)	129	(881)

Income before provision for income taxes	673	568	3,052	2,198
Provision for income taxes	246	117	758	647
Net income	427	451	2,294	1,551

Foreign currency translation income	381	258	108	297
Total comprehensive income	$808	$709	$2,402	$1,848

Earnings per share attributed to common stockholders:
Basic	$0.03	$0.03	$0.16	$0.13
Diluted	$0.03	$0.03	$0.16	$0.13

Weighted average shares outstanding:
Basic	13,904,582	13,916,628	14,132,970	11,680,071
Diluted	14,173,986	14,153,503	14,397,939	11,828,744

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31,	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$2,294	$1,551
Adjustments to reconcile net income to net cash provided by operating activities:

Bad debt expense	55	32
Depreciation and amortization	898	814
Amortization of debt discount and debt issuance cost	20	93
Fair value of stock issued for services	138	224
Gain on settlement of liability	(96)	(52)
Deferred income taxes	(55)	(396)
Change in fair value of derivative liabilities	(181)	339

Changes in assets and liabilities:
Accounts receivable	(59)	(421)
Inventories	58	89
Prepaid expenses and other assets	75	(551)
Accounts payable	180	(14)
Accrued expenses and other liabilities	(100)	(428)
Deferred revenue	(44)	(287)
Sales tax payable	(157)	94

Net cash provided by operating activities	3,026	1,087

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

Cash flows from investing activities :
Purchase of property and equipment	(94)	(81)
Capitalized software development costs	(10)	(14)
Net cash used in investing activities	(104)	(95)

Cash flows from financing activities:

Proceeds from sale of common stock, net of issuance costs	-	3,194
Proceeds from exercise of warrants	-	3
Payments for treasury stock	(868)	-
Proceeds from the issuance of debt, net of issuance costs	-	2,076
Payments on debt	(575)	(5,320)
Net cash used in financing activities	(1,443)	(47)

Effect of exchange rate changes	(142)	110
Net increase in cash and cash equivalents	1,337	1,055
Cash and cash equivalents, beginning of period	2,770	1,196
Cash and cash equivalents, end of period	$4,107	$2,251

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$115	$502
Income taxes	$812	$1,000

Supplemental disclosures of non-cash investing and financing activities :
Issuance of stock options in settlement of accrued liabilities	$62	$134
Issuance of common stock in settlement of accrued liabilities	$106	$70
Reclassification of non-employee warrants from additional paid-in capital to derivative liabilities	$-	$338
Reclassification of non-employee warrants from derivative liabilities to additional paid-in capital	$-	$(272)

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 1.          MANAGEMENT’S REPRESENTATIONS

The condensed consolidated financial statements included herein have been prepared by MAM Software Group, Inc (“MAM” or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which was filed with the SEC on September 14, 2011.   The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

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

March 31, 2012

(Unaudited)

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements.

Reclassifications

Certain amounts in the March 31, 2011 condensed consolidated financial statements have been reclassified to conform to the current year presentations.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

In the U.S., the Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance deposit coverage, effective December 31, 2010, the FDIC provided temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012.  At March 31, 2012 and June 30, 2011, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the U.S., the Company maintains its cash accounts at financial institutions which it believes to be credit worthy. Bank accounts maintained outside the U.S. are not insured. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

No customers accounted for more than 10% of the Company’s revenue for the three and nine month periods ended March 31, 2012 and 2011, respectively. No customers accounted for more than 10% of the Company’s accounts receivable at March 31, 2012 and June 30, 2011.

 Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis.  The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 25% of its revenues from the U.S., 1% from Canada and 74% from its U.K. operations during the three months ended March 31, 2012 and 2011, respectively.

The Company derived 26% of its revenues from the U.S., 1% from Canada and 73% from its U.K. operations during the nine months ended March 31, 2012 compared to 25% of its revenues from the U.S., 1% from Canada and 74% from its U.K. operations during the nine months ended March 31, 2011. At March 31, 2012, the Company maintained 66% of its net property and equipment in the U.K. and the remaining 34% in the U.S.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Available-for-Sale Securities

Management determines the appropriate classification of its investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting at the time of purchase and re-evaluates such classification as of each balance sheet date. The specific identification method is used to determine the cost basis of securities disposed of. Unrealized gains and losses on the marketable securities are included as a separate component of accumulated other comprehensive income, net of tax. At March 31, 2012 and June 30, 2011, investments consist of corporate stock with a carrying value of $0, which is now the Company’s new cost basis in the securities as the Company wrote-down its investment in available – for – sale securities. In the event the fair value of the securities increases, the Company will not recognize any gain on the securities unless they are sold.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of income and comprehensive income. Depreciation and amortization expense was $49,000 and $51,000 for the three months ended March 31, 2012 and 2011, respectively, and $147,000 and $146,000 for the nine months ended March 31, 2012 and 2011, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of: the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenues  for  that  product:  and,  the straight-line method  over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $72,000 and $44,000 for the three months ended March 31, 2012 and 2011, respectively, and $213,000 and $131,000 for the nine months ended March 31, 2012 and 2011, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $179,000 and $179,000 for the three months ended March 31, 2012 and 2011, respectively, and $538,000 and $537,000 for the nine months ended March 31, 2012 and 2011, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not to be amortized but rather are tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of March 31, 2012, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the nine months ended March 31, 2012, goodwill activity was as follows:

Balance, July 1, 2011	$9,332,000
Effect of exchange rate changes	(14,000)
Balance, March 31, 2012	$9,318,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2012, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Issuance of Equity Instruments to Non-Employees

All issuances of the Company’s equity instruments to non-employees are measured at fair value based upon either the fair value of the equity instruments issued or the fair value of consideration received, whichever is more readily determinable. The majority of stock issuance for non-cash consideration received pertains to services rendered by consultants and others and has been valued at the fair value of the equity instruments on the dates issued.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

March 31, 2012

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2012 and 2011, advertising expense totaled $41,000 and $21,000, respectively. For the nine months ended March 31, 2012 and 2011, advertising expense totaled $159,000 and $131,000, respectively.

Gain on Extinguishment of Liability for Services

The Company realized $96,000 of income from a settlement with a creditor for the nine months ended March 31, 2012, which is included in other income (expense) in the accompanying condensed statements of income and comprehensive income.

The Company realized $52,000 of income from a settlement with a creditor for the nine months ended March 31, 2011, which is included in other income (expense) in the accompanying condensed statements of income and comprehensive income.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $381,000 and $258,000 for the three months ended March 31, 2012 and 2011, respectively, and $108,000 and $297,000 for the nine months ended March 31, 2012 and 2011, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended March 31, 2012 and 2011, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in the income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at March 31, 2012 and June 30, 2011, and has not recognized interest and/or penalties in the consolidated statements of income and comprehensive income for the three and nine months ended March 31, 2012.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.   For the three and nine months ended March 31, 2012, there were 269,404  and 264,969 common share equivalents included in the computation of diluted earnings per share. For the three and nine months ended March 31, 2012 a total of 370,836 common stock purchase warrants were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and nine months ended March 31, 2011, there were 236,875  and 148,673 common shares common share equivalents included in the computation of diluted earnings per share. For the three and nine months ended March 31, 2011, a total of 714,586 common stock purchase warrants were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

The following tables present the computation of the basic and diluted earnings per share of the three and nine months ended March 31, 2012.

Three Months Ended March 31,	2012	2011
Numerator:
Net income	$427,000	$451,000

Denominator:
Basic weighted-average shares outstanding	13,904,582	13,916,628
Effect of dilutive securities	269,404	236,875
Diluted weighted-average diluted shares	14,173,986	14,153,503
Basic earnings per common share	$0.03	$0.03
Diluted earnings per common share	$0.03	$0.03

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Nine Months Ended March 31,	2012	2011
Numerator:
Net income	$2,294,000	$1,551,000

Denominator:
Basic weighted-average shares outstanding	14,132,970	11,680,071
Effect of dilutive securities	264,969	148,673
Diluted weighted-average diluted shares	14,397,939	11,828,744
Basic earnings per common share	$0.16	$0.13
Diluted earnings per common share	$0.16	$0.13

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

The Company has certain common stock purchase warrants that are accounted for as derivative liabilities as they do not meet the requirements to be treated as equity instruments.  The fair value of these common stock purchase warrants was $491,000 and $672,000 on March 31, 2012 and June 30, 2011, respectively.  The total value of these derivative liabilities increased for the three months ended March 31, 2012, and as a result, the Company recognized an expense of approximately $95,000 and decreased for the nine months ended March 31, 2012, and as a result, the Company recognized a gain of $181,000 from the change in fair value of these warrants. The Company recognized a loss of approximately $175,000 and $339,000 from the change in fair value of these warrants for the three and nine months ended March 31, 2011, respectively.

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

On February 11, 2011, 3,563 warrants were exercised for $2,850 and $5,318 was reclassified to additional paid-in capital from derivative liabilities. The fair value of the remaining unexercised warrants was $262,000 as of March 25, 2011, and the Company recorded expense of $65,000 for the year ended June 30, 2011 in connection with with the change in fair value of these warrants.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

All future changes in the fair value of these warrants will still be treated as derivative liabilities and will be recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using Black-Scholes and the following assumptions:

	March 31,	June 30,
	2012	2011

Annual dividend yield	0.0%	0.0%

Average expected life (years)	1.75-2.25	0.17 -4.00

Risk-free interest rate	0.25%-0.33%	0.16%– 1.79%

Expected volatility	47%-91%	87% - 151%

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

Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

March 31, 2012	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$491,000	$491,000

Total	$-	$-	$491,000	$491,000

June 30, 2011	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$672,000	$672,000

Total	$-	$-	$672,000	$672,000

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of July 1, 2011	$672,000
Change in fair value of derivative liabilities	(181,000)
Balance as of March 31, 2012	$491,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended March 30, 2012 and 2011, respectively.

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

 NOTE 3.  RELATED PARTY TRANSACTIONS

As part of the MAM share repurchase plan, during the quarter ended December 31, 2011, the Company purchased 33,466 shares of common stock at a cost of $56,000 from Channel Partners II L.P., an investment partnership affiliated with Wynnefield Capital, Inc. (see Note 6).

  MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 4. LONG -TERM DEBT

Long-term debt consists of the following as of March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011
	(Unaudited)
HSBC term loan	$1,144,000	$1,669,000
Secured notes	119,000	180,000
Other notes	13,000	13,000
	1,276,000	1,862,000
Less current portion	(790,000)	(1,086,000)
Long term portion	$486,000	$776,000

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

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at March 31, 2012. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event of the Term Loan being refinanced to another lender.

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $6,000 and $20,000 for the three and nine months ended March 31, 2012. Amortization expense was $7,000 and $16,000 for the three and nine months ended March 31, 2011. The HSBC Term Loan contains various financial covenants. As of March 31, 2012, the Company was in compliance with all such covenants.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

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

The Company incurred certain fees in connection with the Loan Agreement with ComVest. The debt issuance costs of $478,000 were recorded on the date of the agreement as deferred costs and were amortized and charged to interest expense over the term of the loan using the effective interest method. The debt issuance costs were fully amortized as of December 31, 2010. Amortization of the debt issuance costs was $7,000 for the nine months ended March 31, 2011. In connection with the embedded conversion feature of the ComVest Loan Agreement and certain warrants issued to ComVest, which were accounted as derivative instruments, the Company recorded a debt discount as a reduction in the carrying value of the debt. The debt discount was amortized and charged to interest expense over the term of the loan using the effective interest method and was fully amortized as of December 31, 2010. Amortization of the debt discount was $50,000 for the nine months ended March 31, 2011.

Secured Notes

The Company has secured notes totaling $119,000 payable over 30 months with monthly payments of $4,340 which will mature through 2014.  The notes bear interest rates of 5.49% to 9.54% and are secured by equipment with a net carrying value of $292,000 and $319,000 as of March 31, 2012 and June 30, 2011, respectively.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

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

During the quarter ended September 30, 2008, the Company approved the issuance of 48,300 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the quarter ended September 30, 2011 and September 30, 2010, the Company issued 3,863 and 4,166 shares of common stock valued at $10,000 and $3,000, respectively. During the quarter ended December 31, 2011 and December 31, 2010, the Company issued 820 and 4,166 shares of common stock valued at $2,000 and $3,000, respectively. During the quarter ended March 31, 2012, 820 shares valued at $2,000. During the quarter ended March 31, 2011, the Company issued 4,166 shares of common stock valued at $6,000.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

During the quarter ended September 30, 2009, the Company approved the issuance of 115,682 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.   During the quarter ended September 30, 2010, the Company issued 8,504 shares which were valued at $7,000. During the quarter ended September 30, 2011, the Company issued 7,816 shares of common stock valued at $8,000.   During the quarter ended December 31, 2011, the Company issued 7,815 shares of common stock valued at $8,000. During the quarter ended December 31, 2010, the Company issued 8,504 shares of common stock valued at $7,000.   During the quarter ended March 31, 2012, the Company issued 7,815 shares of common stock valued at $9,000. During the quarter ended March 31, 2011, the Company issued 8,503 shares of common stock to certain directors which were valued at $12,000.

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the quarter ended September 30, 2011, the Company issued 10,745 shares of common stock valued at $8,000.  During the quarter ended September 30, 2010, the Company did not issue any shares. During the quarter ended December 31 2011, the Company issued 10,745 shares of common stock valued at $9,000.  During the quarter ended December 31, 2010, the Company issued 11,693 shares of common stock valued at $10,000. During the quarter ended March 31, 2012, the Company issued 10,745 shares of common stock valued at $9,000. During the quarter ended March 31, 2011, the Company issued 11,692 shares of common stock to certain directors, which were valued at $16,000.

On July 6, 2010, the Company issued 21,484 shares of common stock to certain directors in lieu of compensation, which were valued at approximately $17,000, based on the closing market price of the Company’s common stock, on July 1, 2010.

On July 16, 2010, the Company issued 65,577 shares of common stock to certain officers in lieu of compensation, which were valued at approximately $52,000, based on the closing price of the Company’s common stock on the date of the grant.

On July 5, 2011, the Company issued 3,591 shares of common stock to certain directors in lieu of cash compensation, which were valued at approximately $7,000 based on the closing market price of the Company’s common stock on July 1, 2011.

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

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the quarter ended December 31, 2011, the Company issued 6,238 shares of common stock valued at $11,000. No shares were issued during the quarter ended December 31, 2010. During the quarter ended March 31, 2012, the Company issued 6,238 shares of common stock valued at $11,000.

On October 7, 2010, the Company issued 19,097 shares of common stock to certain directors in lieu of quarterly cash compensation, which were valued at approximately $17,000, based on the closing market price of the Company’s common stock.

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

On October 5, 2011, the Company issued 3,611 shares of common stock to certain directors in lieu of cash compensation, which were valued at approximately $7,000, based on the closing market price of the Company’s common stock on October 1, 2011.

On January 4, 2012, the Company issued 3,715 shares of common stock to a certain directors in lieu of cash compensation, which were valued at approximately $7,000 based on the closing market price of the Company’s common stock on January 3, 2012.

On January 4, 2012, the Company issued 9,286 shares of common stock to a certain officer in lieu of cash compensation, which were valued at approximately $16,000 based on the closing market price of the Company’s common stock on January 3, 2012.

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

Treasury Stock

On November 8, 2011, the Board of Directors authorized the repurchase of up to $250,000 of its common stock and on December 19, 2011 the Board of Directors authorized an increase in the aggregate amount of the Company’s repurchase from $250,000 to $750,000. On March 5, 2012, the Board of Directors authorized the repurchase of up to an additional $1,000,000 of company common stock. As of March 31, 2012 the Company has repurchased 486,733 shares at a cost of approximately $868,000.

Stock-Based Compensation:

The Company granted common stock options to employees during fiscal 2012 under the Company’s LTIP. A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2011	524	$0.76
Options granted	41	1.75
Options exercised	-	-
Options cancelled	-	-
Options outstanding - March 31, 2012	565	$0.83	8.5	$774
Options exercisable - March 31, 2012	171	$0.91	9.0	$221
Options exercisable and expected to vest - March 31, 2012	171	$0.91	9.0	$221

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Nine Months Ended
March 31,
2012
Expected term (in years)	5.0
Expected volatility	128%
Risk-free interest rate	2.30%
Expected dividends	-

Weighted-average grant date fair value per share	$1.50

At March 31, 2012, the amount of unearned stock-based compensation currently that has not been expensed related to unvested common stock options is approximately $101,000. The unvested common stock options vest on June 30, 2013 based upon the achievement of certain performance targets.

At March 31, 2012, the amount of unearned stock-based compensation currently that has not been expensed related to unvested common stock grants is approximately $268,000, the majority of the unvested common stock grants vest on June 30, 2013 based upon the achievement of certain performance targets.

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

Employee Stock Purchase Plan

On September 21, 2011, the Company approved the MAM Software Group, Inc. Employee Stock Purchase Plan (“ESPP” or the “Plan”). On December 16, 2011 the shareholders approved the ESPP. Under the ESPP the Company will grant eligible employees the right to purchase Common Stock through payroll deductions at a price equal to the lesser of 85 percent of the fair market value of a share of Common Stock on the Exercise Date of the current Offering Period or 85 percent of the fair market value of our Common Stock on the Grant Date of the Offering Period. No employee will be granted an option to purchase more than $2,400 of fair market value common stock in a calendar year. The Plan is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. The Plan covers a maximum of 100,000 shares of Common Stock which will be offered to employees until January 2, 2022 or until the Plan is terminated by the Board of Directors. During the quarter ended March 31, 2012, the Company issued 2,385 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $3,000 based on the closing market price of the Company’s common stock on December 31, 2011.

NOTE 7. SUBSEQUENT EVENTS

On April 3, 2012, the Company issued 3,171 shares of common stock to a certain directors in lieu of cash compensation, which were valued at approximately $6,000 based on the closing market price of the Company’s common stock on April 2, 2012.

On April 16, 2012, the Company issued 25,348 shares of common stock valued at approximately $30,000 to the non - management members of the Board of Directors under the Company’s 2007 LTIP.

Subsequent to March 31, 2012, the Company purchased 6,383 shares of its common stock at a cost of $13,000.

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

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the three months ended March 31, 2012, we generated revenues of $6,130,000 and had net income of $427,000; 74% of these revenues came from the U.K. market.  In the nine months ended March 31, 2012, we generated revenues of $18,978,000 with income of $2,294,000.  Approximately 73% of these revenues come from the U.K. market.

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

Our management has identified five key areas that it believes we need to focus on.  The first area is the continued success of our ‘cloud’ computing solution, Autowork Online, which is sold into the “installer” market in the U.K.  The product has been developed by MAM Ltd., our U.K. subsidiary. The Autowork Online solution is made available to end- users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that revenues from the sale of Autowork Online will continue to grow in the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of March 31, 2012 we had 2,532 subscribers of this service.  The product is currently being localized for the U.S. market.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 74% and 73% for the three and nine month periods ended March 31, 2012, respectively, as compared to 74% and 74% for the corresponding periods in 2011.  As the U.S. Dollar strengthens in relation to the British Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate for the period. During the three and nine month periods ended March 31, 2012, the exchange rate for MAM’s operating results was U.S. $1.548 per GBP, compared with U.S. $1.5769 per GBP for the three and nine periods ended March 31, 2011.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates.  The exchange rate used for translating our MAM Ltd. subsidiary was US$1.5987 per 1GBP at March 31, 2012 and US$1.6018 per 1GBP at June 30, 2011.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled  $381,000 and $258,000 for the three months ended March 31, 2012 and 2011, respectively, and $108,000 and $297,000 for the nine months ended March 31, 2012 and 2011, respectively.

Results of Operations

Our results of operations for the three months and nine months ended March 31, 2012 compared with the three months and nine months ended March 31, 2011 were as follows:

Revenues. Revenues were $6,130,000 and $18,978,000 for the three and nine months ended March 31, 2012, respectively, an increase of 0.2% and 0.6%, respectively, compared with revenues of $6,116,000 and $18,867,000 for the three and nine months ended March 31, 2011, respectively.

U.S. operations decreased revenue by $43,000 and the U.K. operation increased revenue by $58,000 for the three month period.   U.S. operations increased revenue by $345,000 and the U.K. operation deceased revenue by $234,000 for the nine month periods.  Our U.S. operation experienced lower revenues for the three month periods ended March 31, 2012 and higher revenues for the nine month periods ended March 31, 2012 than it did during the 2011 periods due to increased maintenance revenue and increased software revenue for the year.   U.K. revenues were negatively impacted by decreased system sales.

Revenues in the U.K. for the three months ended March 31, 2012 were 2,902,000 GBP vs. 2,811,000 GBP in March 31, 2011, an increase of 91,000 GBP or 3.2%. Revenues in the U.K. for the nine months ended March 31, 2012 were 8,704,000 GBP, vs. 8,896,000 GBP for March 31, 2011, a decrease of 192,000 GBP or 2.2%. The weakness of the U.S. dollar vs. the British Pound for the quarter ending March 31, 2012 when compared to the quarter ending March 31, 2011 had a positive effect on reported revenue for our U.K. operations and resulted in dollar denominated revenue of $4,558,000 for the three months ended March 31, 2012 as compared to $4,500,000 for the three months ended March 31, 2011, an increase of $58,000 or 1.3%.  The strength of the U.S. dollar vs. the British Pound for the nine months ending March 31, 2012 when compared to the nine months ending March 31, 2011 had a negative effect on reported revenue for our U.K. operations and resulted in dollar denominated revenue of $13,794,000 for the nine months ended March 31, 2012 vs. $14,028,000 for the 2011 period, an decrease of $234,000 or 1.7%.

As of March 31, 2012, we had a backlog of unfilled orders of business management systems of $1,404,000 compared to a backlog of $1,973,000 at March 31, 2011.  We expect to recognize approximately 65% of such backlog during the next six months.

Cost of Revenues. Total cost of revenues for the three months and nine months ended March 31, 2012, were $2,688,000 and $8,022,000, respectively, compared with $2,600,000 and $7,921,000 for the same periods of March 31, 2011, respectively.  The increase in cost of revenue for the three months was 3.4% or $88,000. Our UK operations experienced an increase of 49,000GBP from 1,154,000GBP to 1,203,000GBP. This resulted in a dollar denominated increase of $41,000. The increase in cost of revenue for the nine months was 1.3% or $101,000. Our UK operations experienced an increase of $29,000 from a currency adjustment caused by a stronger dollar. Our US operations experienced an increase of $72,000 the result of increased revenue.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
(In thousands)	Ended March 31,
	2012	2011	Variance $	Variance %

Research and development	$823,000	$792,000	$31,000	3.9%
Sales and marketing	615,000	533,000	82,000	15.4%
General and administrative	889,000	1,114,000	(225,000)	-20.2%
Depreciation and amortization	300,000	275,000	25,000	9.1%
Total Operating Expenses	$2,627,000	$2,714,000	$(87,000)	-3.2%

(In thousands)	For the Nine Months Ended March 31,
	2012	2011	Variance $	Variance %

Research and development	$2,428,000	$2,344,000	$84,000	3.6%
Sales and marketing	1,904,000	1,620,000	284,000	17.5%
General and administrative	2,803,000	3,089,000	(286,000)	-9.3%
Depreciation and amortization	898,000	814,000	84,000	10.3%
Total Operating Expenses	$8,033,000	$7,867,000	$166,000	2.1%

Operating expenses decreased by $87,000, or 3.2% for the three months ended March 31, 2012 compared with the three months ended March 31, 2011, and increased by $166,000 or 2.1% for the nine months ended March 31, 2012, compared with the nine months ended March 31, 2011. This is due to the following:

Research and Development Expenses.   Research and Development expenses increased by $31,000 or 3.9% for the three month period ended March 31, 2012 and increased by $84,000 or 3.6% for the nine month period ended March 31, 2012 compared to the same periods in the prior fiscal year.  The increase for the three and nine month periods ended March 31, 2012 is primarily a result of an increase in the number of personnel working on development projects.

Sales and Marketing Expenses. Sales and Marketing expenses increased by $82,000 or 15.4% during the three months ended March 31, 2012 as compared with the same period in 2011 and increased by $284,000 or 17.5% for the nine months ended March 31, 2012 compared with the nine months ended March 31, 2011. The increase for the three month period was the result of new hires in the U.S. business unit.  The increase for the nine months ended March 31, 2012 was the result of additional new hires.

General and Administrative Expenses. General and Administrative expenses decreased by $225,000 or 20.2% for the three months ended March 31, 2012 as compared to the same period in 2011, and decreased $286,000 or 9.3% for the nine months ended March 31, 2012 as compared with the same period in 2011.  The decrease for the three month period was the result of reductions in most expense items including a reduction in legal fees of $17,000, SEC fees and related expenses of $10,000 and $53,000 in incentive compensation. The decrease for the nine month period was the result of reductions in most expense items including a reduction in legal fees of $55,000, SEC fees and related expenses of $9,000 and $68,000 in incentive compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $25,000, or 9.1%, and increased $84,000, or 10.3%, for the three and nine month periods ended March 31, 2012, respectively, as compared to the same periods in 2011, which is primarily due to higher capital expenditures at our U.K. and U.S. businesses.

Interest Expense. Interest expense decreased by $12,000 or 20.3% to $47,000 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, and decreased $446,000 or 75.1% to $148,000 for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011.  The decrease in interest expense is related to a reduction in our total interest bearing liabilities and a reduction in amortization of debt discount and debt issuance costs, which are included in interest expense.  For the three months ended March 31, 2012 we paid or incurred $29,000 in interest expense to HSBC.  For the nine months ended March 31, 2012, we paid or incurred $93,000 in interest expense.

Other Income (Expense).  During the three and nine month periods ended March 31, 2012, the Company had a loss from the change in fair value of derivative liabilities of ($95,000) and a gain of $181,000, respectively.  During the three and nine month periods ended March 31, 2011, the Company had a loss from the change in fair value of derivative liabilities of ($175,000) and $(339,000), respectively. Other income includes a $96,000 and $52,000 gain from the net settlement of outstanding liabilities for the nine month period ended March 31, 2012 and 2011, respectively

Income Taxes. Income taxes increased by $129,000, or 110.3%, to $246,000 for the three month period ended March 31, 2012, and increased by $111,000, or 17.2%, to $758,000 for the nine month period ended March 31, 2012 as compared to the same periods in 2011.

Net Income. As a result of the above, we recorded net income of $427,000 for the three month period ended March 31, 2012, compared with a net income of $451,000 for the three month period ended March 31, 2011, and net income of $2,294,000 for the nine months ended March 31, 2012, as compared with a net income of $1,551,000 for the nine months ended March 31, 2011.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and our efforts to streamline our U.S. operations, our U.S. operating subsidiary generated a profit for the three and nine month periods of fiscal 2012. While there is no guarantee that the trend in profitability in the U.S. will continue, our current goal is to seek to increase overall revenues and earnings from U.S. operations in fiscal 2012.   The Company is not capital intensive and currently is generating cash flow in excess of earnings.

At March 31, 2012, we had cash and cash equivalents of $4,107,000, an improvement of $1,337,000 from June 30, 2011.

During the nine months ended March 31, 2012 we reduced our HSBC Term Loan by $525,000 and our secured term debt by $61,000 using internally generated funds and working capital.

We continued to experience positive cash flow during the period ended March 31, 2012 and increased our cash position by $1,337,000 after repayment of $575,000 in long-term debt, capital expenditures of $104,000 and the purchase of $868,000 of treasury stock.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012.

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

None

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 3, 2012, the Company issued 3,171 shares of common stock to a certain director in lieu of compensation, which were valued at approximately $6,000 based on the closing market price of the Company’s common stock on April 2, 2012.

On April 16, 2012, the Company issued 25,348 shares of common stock valued at $30,000 to the non-management members of the Board of Directors under the 2007 LTIP.

The above transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated hereunder as a transaction by the Company not involving any public offering, the purchasers met the “accredited investor” criteria and had adequate information about the Company as required by the rules and regulations promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

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

MAM Software Group, Inc.

Date: April 24, 2012	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2012	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

