Form 10-K
period 2012-06-30
MAM SOFTWARE GROUP, INC.
filed 2012-09-13
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Yes ☐  No ☑

As of December 31, 2011 approximately 14,131,215 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 30, 2011, the last business day of the second fiscal quarter, was approximately $12,345,199, based on the average high and low price of $1.70 for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 14,018,247 shares of its common stock outstanding as of September 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

i

PART I

Item 1.	Business

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Ltd.” or “MAM Software” refers to MAM Software Limited; (iii) the term “ASNA” refers to Aftersoft Network N.A., Inc. and its operating subsidiaries; (iv)the term MAM U.S. refers to MAM Software, Inc. a wholly owned subsidiary of ASNA, and (v) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc.

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

CORPORATE BACKGROUND

The Company’s principal executive office is located at Maple Park, Maple Court, Tankersley, Barnsley, U.K. S75 3DP and its phone number is 011-44-124-431-1794

In December 2005, W3 Group, Inc. (“W3”) consummated a reverse acquisition and changed its corporate name to Aftersoft Group, Inc. W3, which was initially incorporated in February 1988 in Colorado, changed its state of incorporation to Delaware in May 2003. On December 21, 2005, an Acquisition Agreement (the “Agreement”) was consummated among W3, a separate Delaware corporation named Aftersoft Group, Inc. (“Oldco”) and Auto Data Network, Inc. (“ADNW”) in which W3 acquired all of the issued and outstanding shares of Oldco in exchange for issuing 3,250,000 shares of Common Stock of W3, par value $0.0001 per share, to ADNW, which was then the sole shareholder of the Company. At the time of the acquisition, W3 had no business operations. Concurrent with the acquisition, W3 changed its name to Aftersoft Group, Inc. and its corporate officers were replaced. The Board of Directors of the Company appointed three additional directors designated by ADNW to serve until the next annual election of directors. As a result of the acquisition, the former W3 shareholders owned, 160,117 or 4.7% of the 3,410,117 total issued and outstanding shares of Common Stock and ADNW owned 3,250,000 or 95.3% of the Company’s Common Stock. On December 22, 2005, Oldco changed its name to Aftersoft Software, Inc. and is currently inactive. On April 21, 2010 shareholders approved the change of the Company’s name to MAM Software Group, Inc.

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

On March 25, 2011, (“the Effective Date”), the Company amended its Certificate of Incorporation to effectuate a one-for-one hundred reverse stock split, followed by a ten-for-one forward stock split. Pursuant to this transaction, every 100 shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Immediately thereafter, a forward stock split was undertaken whereby each share of Common Stock was converted into 10 shares of Common Stock. Stockholders owning fewer than 100 shares of Common Stock whose interests were converted into fewer than 1 share of Common Stock pursuant to the reverse split, were converted into the right to receive an amount equal to the average daily closing price per share of the Common Stock on the OTC Bulletin Board for the five trading days immediately before and including the Effective Date, without interest. Stockholders who held 100 or more shares as of the Effective Date received fractional shares in the reverse split and were not cashed out. Any fractional shares held after the ensuing forward split were rounded up to the nearest whole share. All share numbers and per share amounts reported in this annual report on Form 10-K for the fiscal year ended June 30, 2012 and in the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to give effect to the stock split.

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

Business Management Systems

MAM’s business management systems meet the needs of warehouse distributors, part stores and automotive service providers as follows:

Warehouse Distributors

Autopart. This is a U.K.-developed product that is sold and promoted in the U.S. by MAM Software, Inc. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. It also allows the parts stores to connect with automotive service providers through our OpenWebs™ online services product.

DirectStep. This is our legacy product that was designed for warehouse distributors that seek to manage multiple locations and inventories on a single system. Although still actively supported, DirectStep is no longer promoted.

Parts Stores

Autopart. This is a U.K.-developed product that is sold in both the U.S. and U.K. In the U.S. it is sold by MAM Software, Inc. and in the U.K. by MAM Software Ltd. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module. An Autopart PDA module is also available to allow field sales personnel to record sales activity in real time on handheld devices while on the road. The PDA module also allows the sales representative to maintain their stock and synchronize in real time while traveling, or later, locally, with Autopart directly. It also allows parts stores to connect with automotive service providers through the ASNA online services, OpenWebs™.

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

MAM Software Ltd.’s principal information service is Autocat+, a parts catalog that is distributed via the Internet. Autocat+ provides access to a database of over 19 million automobile vehicle applications for the U.K. market. Business systems software used by the warehouse distributor, parts store and auto service provider enable the user to access information about parts quickly and accurately. MAM Software Ltd. charges a monthly or annual subscription fee for its information products. Customers are provided updates daily via the internet. In the U.K., there are approximately 11,500 end-users who use our information products.

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

OpenWebs™ e-Commerce Gateway Services

In the U.S. and Canada, ASNA’s e-commerce gateway services  use automotive industry standard messaging specifications to deliver online services that connect the automotive aftermarket supply chain for the purpose of purchasing parts and tires, fleet and national account transaction processing, online product and price updating for parts and tires.

OpenWebs™ e-Commerce Browser Services

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

Research and Development

The Company spent approximately $3.3 million in fiscal 2012 on research and development, with approximately $0.9 million spent by ASNA, $0.2 million by MAM Software, Inc., and $2.2 million by MAM Software Ltd. The Company spent approximately $3.2 million in fiscal 2011 on research and development, with approximately $0.9 million spent by ASNA, $0.3 million by MAM Software, Inc., and $2.0 million by MAM Software Ltd.

Patent and Trademark

None.

Customers

During the year ended June 30, 2012 no one customer accounted for 10% of the Company’s total revenues.  During the year ended June 30, 2011 no one customer accounted for 10% of the Company’s total revenues. The Company’s top ten customers collectively accounted for 17% of total revenues during fiscal 2012 and 18% of total revenues during 2011. Some of ASNA’s top customers in North America include Autopart International, AutoZone, Monro Muffler Brake, and U.S. AutoForce. In the U.K. and Irish markets, MAM Software’s top customers include Unipart Automotive, Dingbro Ltd, Allparts Automotive and General Traffic Service.

Competition

In the U.S. and Canada, MAM Software Inc. competes primarily with Epicor Inc. (formerly Activant, Inc.) and several smaller software companies, including Autologue, DST and DMS. ASNA competes primarily with Maddenco, ASA and RO Writer who all provide similar products and services to the U.S. automotive aftermarket. Additionally, an ongoing competitive threat to the Company is custom developed in-house systems, information products and online services. For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group both developed their own business management systems and electronic automotive parts catalogs for their stores and members, although the Company currently has a partnership agreement with each of these companies to supply their information products through the Company’s solutions.

In the U.S. and Canada, the Company expects to compete successfully against its competitors using two separate and complimentary strategies. First, the Company will continue to focus on selling and promoting the Company’s complete supply chain solutions that provide businesses with easy integration of the Company’s business management information systems into their existing supply chain structures. Second, the Company will continue its strategy of working with those businesses that already manage their own supply chains and information products (catalogs), such as Autozone, helping to improve and compliment their systems with the Company’s products.

ASNA, in the U.S. and Canada, competes with multiple products across different market segments, so its competitors vary by segment.

Within the warehouse distribution segment, the Company will continue to support its legacy system, Direct Step, a product which the Company developed many years ago which enables large warehouses with millions of parts to locate, manage, pack and deliver the parts with ease and efficiency. DirectStep is not a Microsoft Windows-based technology. The Company’s existing and prospective customers are moving towards modern solutions which integrate easily with Internet-based transactions and interactions, and the Company believes that its Autopart product provides that solution. The Company has been selling Autopart successfully in the U.K. and Ireland since 2000, and feels that the success this product in the U.K. and the successful installation of this product within the U.S. will enable the Company to promote and benefit quickly from this product.

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

The last area that the Company plans to compete in is the e-commerce space, providing new tools and solutions for this expanding Internet marketplace.  The goal of the Company’s OpenWebs™ product is to connect both parts and tire partners together in a real-time environment so they can perform electronic ordering, gauge inventory levels as well as disseminate information. Within the tire segment, the Company feels that it has a competitive advantage. The Company’s observation has led it to believe that most tire distributors either do not have a business-to-business solution or have developed solutions from independent sources. While the parts segment of this market is largely tied to Epicor, Inc. (formerly Activant, Inc.) at this time, the Company believes that customers are looking for solutions that simply integrate their supply chain, completely and without further restrictions. The Company’s OpenWebs™ solution will allow its customers to achieve these goals.

In the U.K., MAM Software continues to compete primarily with Epicor, Inc., (formerly Activant, Inc.) in the component sector of automotive aftermarket. In the tyre sector, MAM Software competes primarily with CAM Systems, Tyreman and Team Systems. In the vertical markets now being targeted by MAM Software in the UK, the company competes with Kerridge, Chatsworth, EDP, Blue Rock, OGL and Ramtac, The Company feels that it provides a range of solutions that combine proven concepts with cutting-edge technology that are functional, effective and reliable. The Company feels that its focus towards continuing to provide solutions that enable business to find new efficiencies and increase existing efficiencies, as the Company develops its own products, will provide it an advantage over the competition. These efforts, together with strong post-sales support and ongoing in depth product and market support, will assist the Company in generating and maintaining its position within the market.

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

Employees

The Company has 181 full-time employees: 2 at MAM Software Group, Inc., 31 at ASNA, 17 at MAM Software, Inc., and 131 at MAM Software Ltd. MAM Software Group, Inc.’s., 2 employees include 1 senior executive and 1 accountant. ASNA has 31 employees in the U.S. comprised of 1 in management, 4 in sales and marketing, 8 in research and development, 16 in professional services and support and 2 in general and administration. MAM Software, Inc. has 17 employees, 1 in senior management, 5 in sales and marketing, and 11 in research and development. MAM Software has 131 employees in the U.K. comprised of 5 in management, 17 in sales and marketing, 61 in research and development, 41 in professional services and support and 7 in general and administration.

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

ADDITIONAL ISSUANCES OF SECURITIES WILL DILUTE YOUR STOCK OWNERSHIP AND COULD AFFECT OUR STOCK PRICE.

As of September 7, 2012, there were 13,980,115 shares of our Common Stock issued and outstanding. Our Articles of Incorporation authorize the issuance of an aggregate of 18,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. These shares are intended to provide U.S. with the necessary flexibility to undertake and complete plans to raise funds if and when needed. In addition, we may pursue acquisitions that could include issuing equity, although we have no current arrangements to do so. Any such issuances of securities would have a dilutive effect on current ownership of MAM stock. The market price of our Common Stock could fall in response to the sale or issuance of a large number of shares, or the perception that sales of a large number of shares could occur.

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

We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed or of the services offered by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect U.S. fromliabilityfordamages.Intheeventthattheterms and conditions of our contracts which limit our liability are not sufficient, we have insurance coverage. This coverage of approximately $5,000,000 in the aggregate in the U.K. and in the U.S. insures the business for negligent acts, error or omission, failure of the technology services to perform as intended, and breach of warranties or representations. It also insures the services that we supply including, web services, consulting, analysis, design, installation, training, support, system integration, the manufacture, sale, licensing, distribution or marketing of software, the design and development of code, software and programming and the provision of software applications as a service, rental or lease. However, there can be no assurance that our insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought against U.S. in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against U.S. could result in significant legal and other costs and may be a distraction to our senior management.

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

MAM Software Inc. shares office space with ASNA and the telephone number is 610-351-2928.

MAM Software Ltd. has three offices. It has headquarters at Maple Park, Maple Court, Tankersley, S75 3DP, U.K. The phone number is 0-11-44-122-635-2900. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, U.K. The phone number is 44-160-449-4001. It has second regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, U.K. The phone number is 44-192-955-0922. MAM Software leases approximately 11,000 square feet at its company headquarters at a monthly cost of approximately $17,036. It leases approximately 1,223 square feet at its Northampton office at a monthly cost of $1,664 and approximately 717 square feet at its Wareham office at a monthly cost of $904.

Item 3.	Legal Proceedings

Although there are no pending legal proceedings against the Company, from time to time, the Company may become involved legal proceedings, lawsuits, claims and regulations in the ordinary course of its business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the Over-The-Counter Bulletin Board under the symbol “MAMS.OB.” As of June 30, 2012, there were approximately 333 shareholders of record and 14,296,105 shares of Common Stock issued and outstanding. As of September 10, 2012, there were approximately 330 shareholders of record and 14,020,863 shares of Common Stock issued and outstanding.

On September 10, 2012, the bid and ask prices of our Common Stock were $2.14 and $2.20 per share, respectively, as reported by the Over-the-Counter Bulletin Board. The following table shows the range of high and low bids per share of our Common Stock as reported by the Over-the-Counter Bulletin Board for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

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

	2011
Share price is reflective of the 1:10 reverse/forward on March 25, 2011	High	Low
1st Quarter ended September 30	$1.00	$0.60
2nd Quarter ended December 31	$1.70	$0.80
3rd Quarter ended March 31	$1.80	$1.30
4th Quarter ended June 30	$1.88	$1.49

	2012
	High	Low
1st Quarter ended September 30	$1.90	1.60
2nd Quarter ended December 31	$1.89	1.60
3rd Quarter ended March 31	$2.23	1.61
4th Quarter ended June 30	$2.31	1.79

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

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2012

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	171,190	$0.91	1,973,226
Equity compensation plans not approved by security holders	-	-	-
Total	171,190	$0.91	1,973,226

(1)	Represents the shares authorized for issuance under the Aftersoft Group, Inc. 2007 Long-Term Incentive Plan, which was approved by the Company’s shareholders at the Annual Meeting held on June 12, 2008. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 15% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 2,144,416 for fiscal 2013.

(2)	As of July 1, 2012.

Recent Sales of Unregistered Securities

On April 3, 2012, the Company issued 3,171 shares of common stock to certain directors in lieu of quarterly cash compensation, which were valued at approximately $6,000 based on the closing market price of the Company’s common stock, April 1, 2012.

On April 16, 2012, the Company issued 25,348 shares of common stock to certain directors as part of their routine quarterly compensation, which were valued at $30,000, based on the closing market price of the Company’s common stock on the date of the grant.

On July 3, 2012, the Company issued 21,000 shares of common stock to officers of the Company, which were valued at approximately $17,000 based on the closing market price of the Company’s common stock on the date of the grant.

On July 11, 2012, the Company issued 27,296 shares of common stock to certain directors, which were valued at approximately $32,000 based on the closing market price of the Company’s common stock on the date of the grant.

These transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act in a transaction by the Company not involving a public offering as the shares were granted as compensation for services and the recipients had access to adequate current public information concerning the Company.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements contained in this Annual Report on Form 10-K, which are not purely historical, are forward-looking statements, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative liabilities, and debt instruments.

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

The fair value of these common stock purchase warrants was $442,000 on June 30, 2012.  The fair value of these common stock purchase warrants was $672,000 on June 30, 2011.  The total value of these derivative liabilities decreased for the year ended June 30, 2012, and as a result, the Company recognized a gain of approximately $230,000 from the change in fair value of these warrants for the year ended June 30, 2012 and recognized a loss of approximately $381,000 from the change in fair value of these warrants for the year ended June 30, 2011.

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

On February 11, 2011, 3,563 warrants were exercised for $2,850 and $5,318 was reclassified to additional paid-in capital from derivative liabilities. The fair value of the remaining unexercised warrants was $262,000 as of March 25, 2011, and the Company recorded a gain of $65,000 for the year ended June 30, 2011 in connection with the change in fair value of these warrants.

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

All future changes in the fair value of the Company’s warrants that are still accounted for as derivatives and will be recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using Black-Scholes and the following assumptions:

	June 30,	June 30,
	2012	2011
Annual dividend yield	0.0%	0.0%
Expected life (years)	1.5 -2.25	0.17 -4.00
Risk-free interest rate	0.25%– 0.33%	0.16%– 1.79%
Expected volatility	28% - 91%	87% - 151%

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2012	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$442,000	$442,000

June 30, 2011	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$672,000	$672,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of July 1, 2010	$291,000
Warrants reclassified from additional paid-in capital to derivative liabilities	338,000
Warrants reclassified from derivative liabilities to additional paid-in capital	(272,000)
Change in fair value of derivative liabilities	315,000
Balance as of June 30, 2011	672,000

Change in fair value of derivative liabilities	(230,000)
Balance as of June 30, 2012	$442,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended June 30, 2012 and 2011, respectively.

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended June 30, 2012 and 2011, respectfully.

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

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2012, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

 Overview

MAM Software Group, Inc. (“MAM,” the “Company,” “we,” “our,” or “us”) is a technology holding company that has one wholly owned subsidiary based in the U.S., Aftersoft Network, N.A., Inc. (“ASNA”) and one in the U.K., MAM Software Limited (“MAM Ltd.”) based in Tankersley, Barnsley, U.K., which operate independently from one another. ASNA has one wholly owned operating subsidiary (i) MAM Software, Inc., and two inactive wholly owned subsidiaries, (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

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

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the year ended June 30, 2012, we generated revenues of $26,090,000 and had net income of $4,096,000; 70% of these revenues came from the U.K. market.

We are headquartered in Barnsley, U.K. and maintain additional offices for our U.S. operating subsidiary in Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Barnsley, Northampton and Wareham.

The software that we sell is mainly a Microsoft Windows TM based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we support in the U.S. cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Autopart product to new prospects and continue to support our Direct Step product.  Both products enable large warehouses with hundreds of thousands of stock keeping units (sku’s) to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we also sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “OpenWebs™.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real- time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork Online to the installer market.  In the U.K., we also sell our catalog solution, Autocat+, which is an Internet-based identification tool used by the warehouse distribution, jobber and installer.

To date, our management has identified five areas that it believes we need to focus on.  The first area is the continued success of Autowork Online, our new “installer” solution in the U.K.  The product has been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end- users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of June 30, 2012 we had 2,622 subscribers of this service.  The product is currently being localized and prepared for release into the U.S. market.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand.  During the twelve month period ending June 30th 2012, the Company added seven sales and marketing personnel and is actively seeking to recruit additional sales personnel.

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

The fourth area is within the U.K. market and we are continually working to sustain the levels of growth in the U.K. business by focusing on additional vertical markets, which share common issues to that of the automotive market. We have developed a reputation of high levels of service and knowledge within the automotive market; and are now working on replicating this reputation in these additional vertical markets.  Our management intends to carefully monitor this expansion as a result of the current state of the global economy.

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the year ending June 30th 2012 a number of new modules were launched including EMI+, a new business intelligence solution with mobile capability and a new warehouse management software module that integrates seamlessly with Autopart.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 70% and 74% for the years ended June 30, 2012 and June 30, 2011, respectively.   As the U.S. dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate.  The exchange rate for MAM’s operating results was US $1.5844 per GBP for the year ended June 30, 2012, compared with US $1.5905 per GBP for the year ended June 30, 2011.

Assets and liabilities of our MAM subsidiary are translated into U.S. dollars at the period-end exchange rates.  The exchange rate used for translating our MAM subsidiary was US $1.5615 per GBP at June 30, 2012 and US $1. 6018 per GBP at June 30, 2011.

Currency translation (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($930,000) and ($561,000) as of June 30, 2012 and 2011, respectively.

Backlog

As of June 30, 2012, we had a backlog of unfilled orders of business management systems of $1,324,000, compared to a backlog of $1,800,000 at June 30, 2011.  We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the fiscal year ended June 30, 2012 compared with the year ended June 30, 2011 were as follows:

Revenues. Revenues increased $471,000 or 1.8% to $26,090,000 for the year ended June 30, 2012, compared with $25,619,000 for the year ended June 30, 2011.  Revenues in our U.K. business were 11,607,000GBP for the year ended June 30, 2012 as compared to 12,129,000GBP for the year ended June 30, 2011. Revenues decreased 522,000GBP or 4.3% primarily from reduced revenue from new system sales which resulted in a reduction in reported revenues of $827,000. The stronger U.S. dollar resulted in lower reported revenues of $74,000. U.K. revenues reported in U.S. dollars were $18,390,000 for 2012 as compared to $19,291,000 during 2011, which is a decrease of $901,000.  U.S. revenues increased $1,372,000 or 21.7% to $7,700,000 in 2012 from $6,328,000 in 2011 because of increased software sales.

Cost of Revenues. Total cost of revenues decreased $171,000 or 1.6% to $10,676,000 for the year ended June 30, 2012, compared with $10,847,000 for the year ended June 30, 2011. Cost of revenues as a percentage of revenues decreased from 42% for the year ended June 30, 2011 to 41% for the year ended June 30, 2012. The decrease in cost of revenues was the result of an increased percentage of higher margin sales.  MAM Software Ltd.’s expenses decreased 204,000GBP or 4.1% in 2012, to 4,788,000GBP from 4,992,000GBP for 2011 because of decreased costs resulting from lower system and hardware revenue. U.K. expenses reported in U.S. dollars decreased $353,000 or 4.4%.  The U.S. expenses increased $182,000 to $3,089,000 from $2,907,000 in 2011, which was in line with the increased U.S. revenues. As a result of ongoing cost-cutting initiatives, we have been able to minimize any increase in the cost of sales after a thorough review of operations throughout the Company, but focused primarily on the U.S. operations, which revealed discretionary items that were capable of being reduced or eliminated without sacrificing revenues. Included in such items were the elimination or reduction of cost and expenses such as travel for sales personnel that was not directly related to new business development or closing a sale; reduction of non-performing sales staff from the U.S. payroll; and outsourcing of software development work where feasible.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Twelve Months Ended June 30,
	2012	2011	$ Variance	% Variance
Research and development	$3,267,000	$3,150,000	$117,000	3.7%
Sales and marketing	2,709,000	2,225,000	484,000	21.8%
General and administrative	3,448,000	4,189,000	(741,000)	-17.7%
Depreciation and amortization	1,198,000	1,109,000	89,000	8.0%
Total Operating Expenses	$10,622,000	$10,673,000	$(51,000)	-0.5%

Operating expenses decreased by $51,000 or 0.5% for the year ended June 30, 2012 compared with the year ended June 30, 2011. This is due to the following:

Research and Development Expenses. Research and development expenses increased $117,000 or 3.7% for the year ended June 30, 2012, when compared with the previous fiscal year. This increase was due to an increase in engineering personnel and related costs of $121,000 in the U.K. business. The U.S. business experienced a decrease of $5,000 due to a reduction in overall costs.

Sales and Marketing Expenses. Sales and marketing expenses increased by $484,000 or 21.8% for the year ended June 30, 2012 compared with the year ended June 30, 2011. The U.S. business experienced a net increase in expenses of $330,000 from additions in advertising and show expenses and additional sales personnel.

General and Administrative Expenses. General and administrative expenses decreased by $741,000 or 17.7% to $3,448,000 for the year ended June 30, 2012 as compared to $4,189,000 for  the same period in 2011.  The decreased expenses were primarily the result of $300,000 less U.S. litigation settlement expense and the associated legal fees, $100,000 less in U.S. rent and facility costs from the closing of the Dana Point, California office, $200,000 less in officer’s equity compensation and $160,000 less in U.K. overall expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $89,000 for the year ended June 30, 2012 as compared with the same period in 2011.

Interest Expense. Interest expense decreased by $462,000 to $191,000 for the year ended June 30, 2012. The decrease in interest expense is primarily related to our interest associated with our loan from ComVest Capital LLC, which the Company repaid in full in October 2010. We incurred interest under the ComVest loan of $347,000, during 2011. The remaining ComVest interest of $78,000 was accounted for in amortization of debt discount and debt issuance costs, which are included in interest expense. HSBC cash interest was approximately $166,000 for the year ended June 30, 2012 and debt issuance cost amortization was approximately $25,000, compared to cash interest of $46,000 for the year ended June 30, 2011 and the debt issuance cost amortization was approximately $24,000.  Other smaller loans were repaid during the year resulting in additional reduced interest expense of $0.

Other Income (Expenses). Other income for the year ended June 30, 2012 included an adjustment for the change in fair value of derivative liabilities of $230,000 and a gain on settlement of liabilities of $215,000.

Income Taxes. Income taxes increased $45,000 to $950,000 for the year ended June 30, 2012 as compared to $905,000 for the year ended June 30, 2011. This increase was the result of increased profits in fiscal 2012 and the absence in the reduction in deferred tax included in fiscal 2011 with no repeating benefit in 2012.

Net Income. We realized income of $4,096,000 for the year ended June 30, 2012 compared with income of $2,288,000 for the year ended June 30, 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in Europe, but with the introduction of new products and our successful efforts to streamline our U.S. operations, all U.S. operating entities experienced increased revenues and profits in fiscal 2012. We expect this trend to continue and look forward to an increase in overall revenues and profits from our U.S. operations in fiscal 2013.

During the year ended June 30, 2012 we repaid approximately $770,000 on our HSBC Loan and on our secured notes. During the year ended June 30, 2011 we repaid approximately $4,983,000 on our ComVest Loan, $408,000 on our loan to HSBC, and $63,000 on our secured notes.  We also made monthly payments of $133,000 according to the terms of a note, a $670,000 payoff amount for a settlement of a litigation and recorded a gain of $52,000 from the settlement of a liability.  These payments were made from cash flow generated from operations. We purchased 1,240,337 shares of our Common Stock at a cost of $2,430,000 and were able to increase our cash position by $858,000. As of June 30, 2012 we owe HSBC $945,000 and are repaying approximately $59,000 per month for the term of the loan. As of June 30, 2011 we owed HSBC $1,669,000.

We believe our existing cash balance, and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of net sales, the timing and extent of expenditures to support our development activities and the continued market acceptance of our products. We could be required, or we may choose, to seek additional funding through public or private equity or debt financing. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination of both. These additional funds may not be available on terms acceptable to us, or at all.

Working Capital

Working capital at June 30, 2012 was $1,674,000 and increase of $2,299,000 from a working capital deficit of ($625,000) at June 30, 2011. The working capital increase resulted primarily from a $858,000 increase in cash, a $167,000 increase in net accounts receivable, a $225,000 increase in prepaid expenses, a $457,000 decrease in accrued expenses, a $230,000 decrease in derivative liabilities, a $327,000 decrease in the current portion of long-term debt, $209,000 in sales tax payable, partially offset by a $198,000 increase in accounts payable, and a $195,000 increase in accrued payroll and other taxes.

Capital Expenditures

Capital expenditures for fiscal 2012 and 2011 were $138,000 and $113,000 respectively.

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

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of approximately $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $25,000 year ended June 30, 2012 and $25,000 year ended June 30, 2011.

The HSBC Term Loan contains various financial covenants. As of June 30, 2012, the Company was in compliance with all such covenants.

ComVest Capital LLC Loan Agreement

On December 21, 2007, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital LLC (“ComVest”), as lender, pursuant to which ComVest agreed to extend a $1,000,000 secured revolving Credit Facility and a $5,000,000 Term Loan. The Loan Agreement contained customary affirmative and negative covenants, which included maximum limits for capital expenditures per fiscal year, and ratios for liquidity. On October 26, 2010, the Company repaid in full the Loan Agreement, in part, from the proceeds from the HSBC Term Loan.

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

Additional Vertical Markets: Plumbing Merchants, Electrical Wholesalers, Builders Merchants and Lumber Merchants.

We believe that construction-related businesses would benefit from the business management and distribution systems developed by MAM Software Ltd for its customers in the automotive aftermarket. We already have over 50 clients in the UK and Ireland operating in the plumbing, building, lumber, and electrical wholesale distribution markets that are using a derivative of MAM Software Ltd.’s Autopart product, known as “Trader.” We originally moved the Autopart product into these additional vertical markets a number of years ago after being approached by companies operating within these vertical markets that could not find a management solution that satisfied their requirements. To date, these additional vertical markets have made only a limited contribution to the revenues of MAM Software Ltd.

We have been increasing our promotion of the “Trader” product to these markets, specifically targeting small and medium sized businesses with revenues of between $500,000 and $10 million. We are, and intend to continue, doing this through a number of channels, internet, direct marketing, advertorials and trade shows. We have also looked to raise awareness of the Trader product by placing advertisements in trade journals and will continue to look to have articles and editorial reviews written about the product and its advantages for those operating within these markets. We have also been targeting small and medium sized businesses within these vertical markets with direct mail pieces such as product fliers, and case studies from the small client base we have in this market. These have then been followed up by MAM’s existing internal sales team to generate qualified leads for the external sales representatives. We recognize that we will need increased industry experience to sell effectively within these markets and intend to recruit a suitably experienced and qualified sales manager to lead this development. In addition to direct marketing we have attended trade shows and exhibitions that have given us the opportunity to invite businesses that we have targeted previously while giving us exposure to those businesses that as yet we haven’t connected with.

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

Summary

We expect to see continued growth from both the U.S. and U.K. operations during fiscal 2013 with strong growth in revenues and operating income from the U.S. operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to new products and modules being released as well as enhancements to existing products.

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

MAM generated approximately $4,600,000 from operations for the year ended June 30, 2012. Revenues in the U.K. are continuing to generate positive cash flow and free cash and the U.S. operations are also generating free cash flow but corporate expenses resulted in a negative cash flow for the year ended June 30, 2012. Our current plans still require us to hire additional sales and marketing staff and to support expanded operations overall.  We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting additional English-speaking auto industry aftermarkets for our Autopart product.  If we continue to experience negative cash flow we will be required to limit our growth plan.

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

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based  on  the  criteria  set forth  in Internal  Control—Integrated  Framework  issued  by  the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

(c)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth fiscal quarter of the fiscal year ended June 30, 2012 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position
Michael Jamieson	45	Chief Executive Officer and Director
Charles F. Trapp	63	Chief Financial Officer of the Company
Dwight B. Mamanteo	43	Director
Marcus Wohlrab	49	Director
Frederick Wasserman	58	Director
Gerald M. Czarnecki	72	Chairman of the Board of Directors of the Company
W. Austin Lewis IV	36	Director
Peter H. Kamin	50	Director

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

Dwight B. Mamanteo became a Director of the Company on March 1, 2007. Mr. Mamanteo serves as the Chairman of the Company’s Compensation Committee and as a member of the Company’s Audit Committee and a member of the Company’s Governance and Nomination Committee. Since November 2004, Mr. Mamanteo has served as a Portfolio Manager at Wynnefield Capital, Inc., a private investment management firm. From March 2012 to April 2012, Mr. Mamanteo served on the Board of Directors of CDC Software Corporation (Nasdaq CM: CDCS), a global provider of a broad suite of scalable enterprise software applications. From April 2009 to November 2010, Mr. Mamanteo served on the Board of Directors of EasyLink Services International Corporation (Nasdaq CM: ESIC), a leading global provider of on-demand electronic messaging and transaction services that help companies optimize relationships with their partners, suppliers, customers, and other stakeholders. From December 2007 to November 2008, Mr. Mamanteo served on the Board of Directors and as the Chairman of PetWatch Animal Hospitals, Inc. (a private company), a provider of primary care and specialized services to companion animals through a network of fully-owned veterinary hospitals. From September 2005 to November 2007, Mr. Mamanteo served on the Board of Directors of Sherpa Service Corps, Inc (a private company), a service provider enabling subscribing institutions to accelerate academic and other institutions’ enrollment of international students and facilitating the institutions’ compliance with federal statutory obligations. Prior to joining Wynnefield Capital, Mr. Mamanteo worked in the field of technology for over 10 years in various positions for BEA Systems, VISA International, Ericsson, UNISYS, and as an independent consultant.  Mr. Mamanteo received an M.B.A. from the Columbia University Graduate School of Business and a B. Eng. from Concordia University (Montreal).

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

Frederick Wasserman became a Director of the Company on July 17, 2007. Mr. Wasserman is the Chairman of the Audit Committee and is a member of the Governance and Nomination Committee. Mr. Wasserman is President of FGW Partners, LLC, a financial management consulting firm he started, effective as of May 1, 2008. From January 2007 through April 2008 Mr. Wasserman provided similar services as a sole proprietor . From August 2005 to December 2006, he served as Chief Operating and Chief Financial Officer of Mitchell & Ness Nostalgia Company, a manufacturer of licensed sportswear. From January 2001 to February 2005, he served as President and Chief Financial Officer of Goebel of North America, a subsidiary of the manufacturer of M.I. Hummel products, W. Goebel Porzellanfabrik Company. He also brings 13 years of public accounting experience, most notably work with each of Coopers & Lybrand and Eisner & Company.  He received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School, and has been a Certified Public Accountant. Mr. Wasserman also serves as a Director for the following companies: Acme Communications, Inc. (chairman- Nominating Committee, member- Audit Committee), Breeze-Eastern Corporation (Chairman- Audit Committee), TeamStaff, Inc. (Chairman- Board of Directors) and Gilman + Ciocia, Inc. (Chairman- Compensation Committee, Member- Audit Committee). From December 2006 to August 2010, Mr. Wasserman served on the Board of Directors of Allied Defense Group (Member-Audit Committee, Ethics and Governance Committee). From July 2007 to August 2010, he served on the Board of Directors of Crown Crafts, Inc.

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

Gerald M. Czarnecki   became a lead Director of the Company on August 13, 2008 and Chairman of our Board of Directors on September 23, 2009. Mr. Czarnecki is an ex officio member of each of the Audit Committee, Compensation Committee and Governance and Nomination Committee. Mr. Czarnecki has been the Chairman and CEO of The Deltennium Group, Inc., a privately held consulting and direct investment firm, since its founding in 1995. From August 2007 until March 2012, Mr. Czarnecki has served as President and CEO of 02Media, Inc., a private organization providing direct response marketing campaign management and infomercial production, educational and branded entertainment TV programming and Internet marketing campaign management. From April 1, 2007 to January 15, 2008, Mr. Czarnecki served as interim President & CEO of Junior Achievement Worldwide, Inc., where he also serves on the board of directors, and as member of the Executive Committee, and Chairman of its Human Resources, Compensation and Pension Committees. Mr. Czarnecki is a member of the Board of Directors of State Farm Insurance Company and is Chairman of the Audit Committee, and a member of the Board of Directors of State Farm Bank and State Farm Fire & Casualty. He is also a member of the advisory board for Private Capital, Inc. and serves as a member of the Board of Trustees of National University and is Chairman of its Investment Committee. In addition he is Chairman of the Board of National Leadership Institute, a nonprofit organization dedication to facilitating quality leadership and governance in nonprofit organizations; Chairman of the National Association of Corporate Directors - Florida Chapter. Mr. Czarnecki holds a B.S. in Economics from Temple University and an M.A. in Economics from Michigan State University, a Doctor of Humane Letters from National University and is a Certified Public Accountant. Mr. Czarnecki is also the author of five books on Leadership and corporate governance. From June 2003 to April 2010, Mr. Czarnecki served on the Board of Directors of Del Global Technology, Inc., where he also served as the Chairman of its Audit Committee. From June 2006 to February 2010, Mr. Czarnecki served on the Board of Directors of Junior Achievement of South Florida, Inc.

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

W. Austin Lewis IV was appointed to the Board on January 27, 2009. Mr. Lewis serves as a member of the Audit Committee and the Compensation Committee. He currently serves as the Chief Executive Officer of Lewis Asset Management Corp., an investment management company headquartered in New York City which he founded in 2004. On August 1, 2012 Mr. Lewis was appointed Chairman of the Board of Directors and CEO of Paid, Inc. From 2003 to 2004, Mr. Lewis was employed at Puglisi & Company, a New York based broker-dealer registered with FINRA, where he served as a registered representative and managed individual client accounts, conducted due diligence for investment banking activities and managed his own personal account. In 2002, Mr. Lewis co-founded Thompson Davis, & Company, Inc., a registered broker-dealer headquartered in Richmond, Virginia. From 1998 to 2002, Mr. Lewis was employed by Branch Cabell and Company, Inc. in Richmond, Virginia (“Branch Cabell”) where he was a registered representative. Following the November 2000 acquisition of Branch Cabell by Tucker Anthony Incorporated (“Tucker Anthony”), Mr. Lewis served as a Vice-President for Tucker Anthony and subsequently RBC Dain Rauscher, Inc. which acquired Tucker Anthony in August of 2001. Mr. Lewis received his Bachelor of Science degree in Finance and Financial Economics from James Madison University in 1998.

Mr. Lewis brings to the Board significant experience as an early-stage investor, principally in the information technology industry through his position as CEO of Lewis Asset Management.  In addition, his experience in several facets of the financial industry provide him with a unique perspective on the opportunities and challenges facing early stage companies.

Peter H Kamin was appointed to the Board on May 18, 2012. Peter H. Kamin is the founder and Managing Partner of 3K Limited Partnership. For the previous 11 years, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P. Peak was a limited partnership, organized to make investments in a select number of domestic public and private companies. Peak generated a compounded rate of return in excess of 20% over a nine year period of time.

Mr. Kamin is presently a Director of Abatix Corp, Aldila Inc., Ambassadors Group, Inc., MAM Software Group, Inc., Rand Worldwide, Inc., Rockford Corporation, and several privately held companies. Mr. Kamin has previously served as a Director of Seitel, Inc., KAR Holdings, LeCroy Corp., Hanover Compressor, Exterran, Sirva, Inc., Insurance Auto Auctions, Inc., OneSource Information Services, Inc., Data Transmission Network, TFC Enterprises, Eskimo Pie, ACME United Corp, Hi-Port Industries, Paragon Technologies, Inc., and numerous privately held companies. Mr. Kamin holds a BA from Tufts University and an MBA from Harvard’s Graduate School of Business.

Mr. Kamin brings to the Board valuable business and finance expertise, due to his significant experience as a director of a publicly held companies and his substantial experience as an investor.

Board Committees

The Company’s Board of Directors has three standing committees of the Board: a Compensation Committee, an Audit Committee and Governance and Nomination Committee. The directors named above serve on the following Board committees:

Compensation Committee:	Audit Committee	Governance and Nomination Committee

Dwight B. Mamanteo – Chair	Dwight B. Mamanteo	Dwight B. Mamanteo

Peter H. Kamin	Frederick Wasserman** – Chair	Marcus Wohlrab – Chair

Marcus Wohlrab	Gerald M. Czarnecki -ex officio member	Frederick Wasserman

Gerald M. Czarnecki -ex officio member	W. Austin Lewis IV	Gerald M. Czarnecki -ex officio member

W. Austin Lewis IV		W. Austin Lewis IV

**	The Board of Directors has determined that Frederick Wasserman is a financial expert as defined in Regulation S-K promulgated under the Securities Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended June 30, 2012, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis.

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

MAM Software Group, Inc.

Attention: Investor Relations

3435 Winchester Road

Allentown, Pennsylvania 18104

(610) 336-9045

www.mamsoftwaregroup.com/cobeac.pdf

Item 11. Executive Compensation.

Employment Agreements - July 1, 2010

On July 13, 2010, the Compensation Committee of the Board of Directors approved employment agreements, including a bonus plan, with each of Michael Jamieson, our President and Chief Executive Officer and Charles F. Trapp, our Executive Vice President and Chief Financial Officer.  Such employments agreements and bonus plans were entered into as of July 1, 2010 (the “Effective Date”), the first day of our 2011 fiscal year. Effective July 1, 2012, the Company extended the Employment Agreement from the original term of three (3) years to five (5) years, commencing July 1, 2012. As a result of the amendment, the employment terms now expire on June 30, 2015, as opposed to June 30, 2013.

Michael Jamieson Employment Agreement

The Employment Agreement with Mr. Jamieson (the “Jamieson Agreement”) was for an initial term of three years from the Effective Date, but as a result of the amendment, the employment term now expires June 30, 2015 as opposed to 2013 unless terminated by Mr. Jamieson or us. Mr. Jamieson received an annual base salary of 150,000 GBP (approximately U.S. $225,000) for fiscal 2012 and will receive a base salary 165,000 GBP for fiscal 2013 (approximately $247,500), payable in British Pounds Sterling.

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

In addition, Mr. Jamieson is entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of our 2007 Long-Term Incentive Plan (the “LTIP”). Pursuant to the Jamieson Agreement, Mr. Jamieson is to be awarded 50,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. As of June 30, 2011 10,000 shares vested and on June 30, 2012 15,000 shares vested. All vested shares have been issued.

In July, 2010, the Compensation Committee granted Mr. Jamieson options to purchase 210,938 shares of our common stock under the LTIP (the “Option Grant”). These options will vest on the third anniversary of the grant date, at a strike price of $0.80 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant will vest. Results between these established parameters will be interpolated.  The Option Grant would have vested immediately upon a Change of Control. The Option Grant was cancelled April 27, 2012.

In July 2011, the Compensation Committee approved a stock grant to Mr. Jamieson for 93,232 shares of our common stock under the LTIP (the “Stock Grant”). These shares will vest on the third anniversary of the grant date depending on the extent to which certain performance targets have been met. The grant expires three years from the issuance date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Stock Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Stock Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Stock Grant will vest. Results between these established parameters will be interpolated.  The Stock Grant would have vested immediately upon a Change of Control. The Stock Grant was cancelled April 27, 2012.

On April 27, 2012, the Board of Directors approved the issuance of 728,350 restricted shares of Company common Stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Jamieson and are being held in escrow until they vest. The Stock Grants will vest according to the following schedule:

-	40% when the market price of the Company’s Common Stock trades at or above $5 for the previous 30 day volume weighted average price (“VWAP”)
-	15% when the market price of the Company’s Common Stock trades at or above $6 for the previous 30 day VWAP.
-	15% when the market price of the Company’s Common Stock trades at or above $7 for the previous 30 day VWAP.
-	30% when the market price of the Company’s Common Stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $244,000 and as of June 30, 2012, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $228,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

Upon a Change of Control, as defined in Mr. Jamieson’s Employment Agreement effective as of July 1, 2010, all shares of Common Stock with a price target of $5 per share as described above will immediately vest. All other shares issued pursuant to the Stock Grants will not vest upon a Change of Control.

The Jamieson Agreement provides that in the event Mr. Jamieson’s employment is terminated by the Company other than for Cause or Disability, or Mr. Jamieson shall terminate his employment for Good Reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary.

Charles F. Trapp Employment Agreement

The Employment Agreement with Mr. Trapp (the “Trapp Agreement”) was for an initial term of three years from the Effective Date, but as a result of the amendment, the employment term now expires June 30, 2015 as opposed to 2013 unless terminated by Mr. Trapp or us. Mr. Trapp received an annual base salary of $195,000 for fiscal 2012, and will receive a base salary $214,500 for fiscal 2013 payable in U.S. dollars.

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

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP. Pursuant to the Trapp Agreement, Mr. Trapp is to be awarded 20,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. As of June 30, 2011 4,000 shares vested and on June 30, 2012 6,000 shares vested. All vested shares have been issued.

In July, 2010, the Compensation Committee granted Mr. Trapp was granted options to purchase 182,813 shares of our common stock under the LTIP (the “Option Grant”). These options will vest on the third anniversary of the grant date, at a strike price of $0.80 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant will vest.  Results between these established parameters will be interpolated.  The Option Grant would have vested immediately upon a Change of Control. The Option Grant was cancelled April 27, 2012.

In July, 2011, the Compensation Committee issued to Mr. Trapp a stock grant for 80,801 shares of our common stock under the LTIP (the “Stock Grant”). These shares will vest on the third anniversary of the grant date depending on the extent to which certain performance targets have been met. The grant expires three years from the issuance date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Stock Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Stock Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Stock Grant will vest. Results between these established parameters will be interpolated.  The Stock Grant would have vested immediately upon a Change of Control. The Stock Grant was cancelled April 27, 2012.

On April 27, 2012 the Board of Directors approved the issuance of restricted 437,009 shares of Company common Stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Trapp and are being held in escrow until they vest. The Stock Grants will vest according to the following schedule:

-	40% when the market price of the Company’s Common Stock trades at or above $5 for the previous 30 day volume weighted average price (“VWAP”)
-	15% when the market price of the Company’s Common Stock trades at or above $6 for the previous 30 day VWAP.
-	15% when the market price of the Company’s Common Stock trades at or above $7 for the previous 30 day VWAP.
-	30% when the market price of the Company’s Common Stock trades at or above $8 for the previous 30 day VWAP.

 The initial value of the common stock grant was approximately $146,000 and as of June 30, 2012, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $137,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

Upon a Change of Control, as defined in Mr. Trapp’s Employment Agreement effective as of July 1, 2010, all shares of Common Stock with a price target of $5 per share as described above will immediately vest. All other shares issued pursuant to the Stock Grants will not vest upon a Change of Control.

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

The precise terms and conditions of each employment agreement are described above.

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

Summary Compensation Table for Fiscal Years 2012, 2011, and 2010

The following table sets forth information for the fiscal years ended June 30, 2012, 2011, and 2010 concerning the compensation paid and awarded to all individuals serving as (a) our Chief Executive Officer, Michael G. Jamieson, as of the end of our fiscal year ended June 30, 2012, (b) the two most highly compensated executive officers (other than our Chief Executive Officer) of ours and our subsidiaries who were serving as executive officers at the end of our fiscal year ended June 30, 2012, whose total compensation exceeded $100,000 for these periods, Charles F. Trapp, and (c) up to two additional individuals for whom disclosure would have been provided pursuant to (b) except that they were not serving as executive officers at the end of such fiscal years, Ian Warwick and Simon Chadwick.  These individuals may be collectively referred to herein as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael G. Jamieson, (1) Chief Executive Officer, President and Director	2012	237,660		12,000					249,660
	2011	238,575	168,750	22,000	—	—	—	—	429,325
	2010	80,428	—	22,000	—	—	—	—	102,428

Charles F. Trapp (2)	2012	195,000	—	4,800	—	—	—	—	199,800
	2011	195,000	146,250	16,500	—	—	—	—	357,750
	2010	220,000	—	16,500	—	—	—	—	236,500

(1)	Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2012 as MAM’s Chief Executive Officer and President. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 150,000 GPB per year. The amount shown for 2012 was translated to U.S. dollars based on a June 30, 2012 currency conversion rate of 1 GBP = US$1.5844 (or $237,660). Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors. During 2011, reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2011 as MAM’s Chief Executive Officer and President. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 150,000 GPB per year. The amount shown for 2011 was translated to U.S. dollars based on a June 30, 2011 currency conversion rate of 1 GBP = US$1.5905 (or $238,575). Mr. Jamieson received a performance based incentive bonus of $168,750, including 20,000 shares of common stock valued at the market price on the date of issuance in lieu of $36,000. Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors. Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2010 as MAM’s Chief Executive Officer and President. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 122,000 GPB per year. Mr. Jamieson became Interim Chief Executive Officer and Interim President on February 1, 2010 and was paid 50,830 GBP for the period from February 1, 2010 to June 30, 2010 pursuant to the terms of Mr. Jamieson’s employment agreement with our subsidiary. The amount shown for 2010 was translated to U.S. dollars based on a June 30, 2010 currency conversion rate of 1 GBP = US$1.5823 (or $80,428). Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors.

(2)	Mr. Trapp was appointed Vice President Finance and Chief Financial Officer effective as of December 1, 2007. For the year ended June 30, 2012, the amount shown in the table reflects salary in the amount of $195,000 earned for services in these capacities and includes $22,000 contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. The amount also includes 9,286 shares of common stock valued at the market price on the date of issuance in lieu of $16,250. For the year ended June 30, 2011, the amount shown in the table reflects salary in the amount of $195,000 earned for services in these capacities and includes $22,000 contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. Mr. Trapp received a performance based incentive bonus of $146,250, and includes 30,000 shares of common stock valued at the market price on the date of issuance in lieu of $54,000.For the year ended June 30, 2010, the amount shown in the table reflects salary in the amount of $91,667 earned for services in these capacities between July 1, 2009 and November 30, 2009, pursuant to the terms of Mr. Trapp’s employment agreement, as well as salary in the amount of $128,333 earned for services between December 1, 2009 and June 30, 2010 pursuant to a month to month verbal agreement. The salary for fiscal 2010 also includes $22,000 that was deferred and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. For the year ended June 30, 2009, the amount shown in the table reflects salary in the amount of $95,833 earned for services in these capacities between July 1, 2008 and November 30, 2008, as well as salary in the amount of $128,333 earned for services between December 1, 2008 and June 30, 2009 pursuant to the terms of Mr. Trapp’s employment agreement. The salary for fiscal 2009 also includes $20,500 that was deferred and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. For the year ended June 30, 2008, the amount shown in the table reflects salary in the amount of $134,167 earned for services between December 1, 2007 and June 30, 2008, as well as salary in the amount of $80,416 earned for services as an accountant prior to his appointment as an officer. The salary for fiscal 2008 also includes $20,500 that was deferred and contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended.

(3)	The amount shown in the “Stock Awards” column reflects the grant date fair value of awards granted during fiscal 2012, 2011, and 2010 measured in accordance with Accounting Standards Codification Topic 718 for stock awards to Mr. Jamieson. Stock awards represent an award on May 13, 2008 of 100,000 shares of Common Stock with a grant date closing price of $1.00 per share, of which 34% or 34,000 shares vested immediately on the date of grant. The remaining 66% of the shares or 66,000 shares vest in three equal installments of 22,000 shares on each of the first, second and third anniversaries of the grant date. The shares were not issued pursuant to any existing compensation plan. As a result of changes to the rules relating to these disclosures, the amounts have been revised from the amounts reported in our previous Annual Reports to reflect the grant date fair value of the stock granted, rather than the expense recognized for financial reporting purposes. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2012 and 2011, Note 1 “Stock Based Compensation” and Note 8 “Stockholders Equity” included in this Annual Report on Form 10-K, with respect to valuation assumptions for this stock grant. For stock awards to Mr. Trapp. Stock awards represent an award on May 13, 2008 of 75,000 shares of Common Stock with a grant date closing price of $1.00 per share, of which 34% or 25,500 shares vested immediately on the date of grant. The remaining 66% of the shares or 49,500 shares vest in three equal installments of 16,500 shares on each of the first, second and third anniversaries of the grant date. The shares were not issued pursuant to any existing compensation plan. As a result of changes to the rules relating to these disclosures, the amounts have been revised from the amounts reported in our previous Annual Reports to reflect the grant date fair value of the stock granted, rather than the expense recognized for financial reporting purposes. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2012 and 2011, Note 1 “Stock Based Compensation” and Note 8 “Stockholders Equity” included in this Annual Report on Form 10-K, with respect to valuation assumptions for this stock grant.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended June 30, 2012. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards at 2012 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of June 30, 2012. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
MichaelG. Jamieson	—	—				25,000	(1)	$55,750	(3)	728,350	$1,624,220	(3)
Charles F. Trapp	—	—				10,000	(2)	$22,300	(3)	437,009	$974,530	(3)

(1)	Stock awards represent an award on July 1, 2010 to Mr. Jamieson of 50,000 shares of Common Stock with a grant date fair value of $0.80 per share, of which 20%, or 10,000 shares, vested on June 30, 2011, 15,000 shares vested on June 30, 2012. The remaining 25,000 shares reflected in the table, will vest on June 30, 2013. The shares were not issued pursuant to any existing compensation plan.

(2)	Stock awards represent an award on July 1, 2010 to Mr. Trapp of 20,000 shares of Common Stock with a grant date fair value of $0.80 per share, of which 20%, or 4,000 shares, vested on June 30, 2011, 6,000 shares vested on June 30, 2012. The remaining 10,000 shares reflected in the table, will vest on June 30, 2013. The shares were not issued pursuant to any existing compensation plan.

(3)	Based on the closing price of $ 2.23 of the Company’s Common Stock on June 30, 2012.

Director Compensation for Fiscal 2012

For the 2012 fiscal year, directors who were not officers of the Company received cash compensation of $7,500 except for the Chairman of the Board of Directors, who received quarterly compensation of $10,000.

The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended June 30, 2012.

	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Michael G. Jamieson	—		—		—	—	—	—	—
Dwight B. Mamanteo	30,000	(2)	17,550	(3)	—	—	—	—	47,550
Marcus Wohlrab	30,000		23,668	(4)	—	—	—	—	53,668
Frederick Wasserman	30,000		24,793	(5)	—	—	—	—	54,793
Gerald M. Czarnecki	40,000	(6)	23,789	(7)	—	—	—	—	63,789
W. Austin Lewis IV	30,000	(8)	27,974	(9)	—	—	—	—	57,974

(1)	The amount shown in the table reflects the dollar amount recognized for fiscal 2012 financial statement reporting purposes of the outstanding stock awards held by the directors in accordance with ASC 718-10-25-5. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2012 and 2011, Note 1 “Stock Based Compensation” and Note 9 “Stockholders Equity” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, with respect to valuation assumptions for this stock grant. The directors held no other stock or option awards at June 30, 2012.

(2)	Received cash compensation of $30,000, net of taxes of $10,125.

(3)	Includes 15,419 shares, net after taxes, valued at market price on the date of grant, net of income taxes of $10,125.

(4)	Includes 20,126 shares valued at market price on the date of grant.

(5)	Includes 21,256 shares valued at market price on the date of grant.

(6)	Includes 14,088 shares of Common Stock valued at market price on the date of issuance, net of income taxes of $14,000, and received in lieu of $40,000 of cash compensation.

(7)	Includes 20,815 shares, net after taxes, valued at market price on the date of grant, net of income taxes of $12,812.

(8)	Received cash compensation of $30,000.

(9)	Includes 21,392 shares valued at market price on the date of grant.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 10, 2012 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock. Unless otherwise identified, the address of our directors and officers is c/o MAM Software Group, Inc., Maple Park, Maple Court, Barnsley, U.K. S75 3DP.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of class of Common Stock (1)
Wynnefield Persons (2) c/o Wynnefield Capital Inc. and Affiliates 450 Seventh Ave., Suite 509 New York, NY 10123	3,497,687	(3)	24.95%

Directors and Officers:

Michael Jamieson Chief Executive Officer	1,001,550	(4)	7.14%

Charles F. Trapp Chief Financial Officer	876,892	(5)	6.26%

Frederick Wasserman, Director	88,718	(6)	0.63%

Dwight B. Mamanteo, Director	254,568	(7)	1.81%

Marcus Wohlrab, Director	61,513	(8)	0.44%

Gerald M. Czarnecki, Chairman	359,609	(9)	2.56%

Peter Kamin, Director	794,417	(10)	5.67%

W. Austin Lewis IV (11) c/o Lewis Asset Management Corp. 45 Rockefeller Plaza New York, NY 10111	2,044,400	(12)	14.58%

Directors and Officers as a group (7 persons)	5,481,667		39.01%

(1)	Based on a total of 14,018,247 shares of Common Stock outstanding as of September 10, 2012. In accordance with Securities and Exchange Commission rules, each person’s percentage interest is calculated by dividing the number of shares that person owns by the sum of (a) the total number of shares outstanding as of September 7, 2012 plus (b) the number of shares such person has the right to acquire within sixty (60) days of September 10, 2012.

(2)	Comprised of Wynnefield Partners Small Cap Value, LP (“Wynnefield Partners”) and Wynnefield Partners Small Cap Value LP I (“Wynnefield Partners I”), and the general partner of each of these entities, Wynnefield Capital Management, LLC (“Wynnefield LLC”); Wynnefield Small Cap Value Offshore Fund Ltd. (“Wynnefield Offshore”) and its investment manager, Wynnefield Capital, Inc. (“Wynnefield Capital”); Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (the “Plan”);; Nelson Obus, who serves as principal and co-managing member of Wynnefield Capital Management, LLC, principal executive officer of Wynnefield Capital, Inc. and Joshua H. Landes, who serves as principal and co-managing member of Wynnefield Capital Management, LLC and executive officer of Wynnefield Capital, Inc. (collectively, the “Wynnefield Persons”). Dwight Mamanteo, one of the Company’s directors, is an investment analyst with Wynnefield Capital. Mr. Mamanteo exercises neither voting nor dispositive control over the shares beneficially owned by Wynnefield Capital. The Company has been informed that Nelson Obus and Joshua H. Landes share voting and investment control over the shares beneficially owned by Wynnefield Partners, Wynnefield Partners I, Wynnefield Offshore, Wynnefield LLC, and Wynnefield Capital and the Plan.Based upon information provided in a Schedule 13D/A filed with the SEC on May 27, 2011 and a Form 4 filed on June 6, 2011. Note that the Wynnefield Persons’ shareholdings have been reduced by an aggregate of 3,125,002 shares to reflect the surrender of the Exchange Warrants by the Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, Wynnefield SmallCap Offshore Fund, Ltd to the Company as part of the Company’s proposed Exchange Offer.

(3)	Represents an aggregate of 3,497,687 shares of common stock, which are beneficially owned as follows: (i) 904,066 shares of common stock are beneficially owned by Wynnefield Partners; (ii) 1,224,677 shares of common stock are beneficially owned by Wynnefield Partners I; (iii) 1,364,470 shares of common stock owned by Wynnefield Offshore; and (iv) 4,474 shares of common stock are beneficially owned by the Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan Based upon information provided in a Form 4 filed with the SEC on June 6, 2011.

(4)	Includes 100,000 vested shares of an award of an aggregate of 100,000 restricted shares of Common Stock granted by the Company on May 13, 2008 for services previously rendered. Includes 10,000 vested shares issued on July 11, 2011 and 15,000 vested shares issued July 3, 2012 of an award of an aggregate of 50,000 restricted shares of Common Stock granted by the Company on July 1, 2010 for services. Includes 728,350 shares which have not vested.

(5)	Includes 75,000 vested shares of an award of an aggregate 75,000 restricted shares of Common Stock granted by the Company on May 13, 2008 for services previously rendered. Includes 4,000 vested shares issued on July 11, 2011 and 6,000 vested shares issued on July 3, 2012 of an award of an aggregate of 20,000 restricted shares of Common Stock granted by the Company on July 1, 2010 for services. Includes 437,009 shares which have not vested.

(6)	Includes (i) 2,500 vested shares of restricted Common Stock of an award for an aggregate 2,500 shares of restricted Common Stock granted on May 13, 2008 by the Company for services previously rendered; (ii) 11,000 vested shares of restricted Common Stock out of an award of an aggregate of 11,000 shares of restricted Common Stock granted on October 6, 2008; and (iii) 20,455 vested shares of restricted Common Stock out of an award of an aggregate of 20,455 shares of restricted Common Stock granted on July 1, 2009, (iv) 18,750 vested shares of restricted Common Stock out of an award of an aggregate of 28,125 shares of restricted Common Stock granted on July 1, 2010, and (v) 4,143 vested shares of restricted Common Stock out of an award of an aggregate of 16,575 shares of restricted Common Stock granted on July 1, 2011, and (vi) 6,733 shares which will vest within 60 days of September 7, 2012.

(7)

Includes (i) 2,500 vested shares of restricted Common Stock of an award for an aggregate 2,500 shares of restricted Common Stock granted on May 13, 2008 by the Company for services previously rendered; and (ii) 10,400 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 10,400 shares of restricted Common Stock granted on October 6, 2008; and (iii) 23,637 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 23,637 shares of restricted Common Stock granted on July 1, 2009, (iv) 21,666 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 32,500 shares of restricted Common Stock granted on July 1, 2010 and (v) 4,143 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 16,575 shares of restricted Common Stock granted on July 1, 2011 and (vi) 7,364 shares which will vest within 60 days of September 7, 2012.

(8)	Includes (i) 2,500 vested shares of restricted Common Stock of an award for an aggregate 2,500 shares of restricted Common Stock granted on May 13, 2008 by the Company for services previously rendered; (ii) 10,400 vested shares of restricted Common Stock out of an award of an aggregate of 10,400 shares of restricted Common Stock granted on October 6, 2008; and (iii) 19,091 vested shares of restricted Common Stock out of an award of an aggregate of 19,091 shares of restricted Common Stock granted on July 1, 2009, (iv) 17,500 vested shares of restricted Common Stock out of an award of an aggregate of 26,250 shares of restricted Common Stock granted on July 1, 2010 (v) 4,143 vested shares of restricted Common Stock out of an award of an aggregate of 16,575 shares of restricted Common Stock granted on July 1, 2011 and (vi) 6,467 shares which will vest within 60 days of September 7, 2012.

(9)	Includes (i) 2,500 vested shares of restricted Common Stock (net of taxes) out of an award for an aggregate 2,500 shares of restricted Common Stock granted by the Company for joining the Board of Directors on October 6, 2008; (ii) 14,000 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 14,000 shares of restricted Common Stock granted on October 6, 2008; and (iii) 31,818 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 31,818 shares of restricted Common Stock granted on July 1, 2009, (iv) 18,958 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 43,750 shares of restricted Common Stock granted on July 1, 2010,and (v) 3,591 vested shares of restricted Common Stock (net of taxes) out of an award of an aggregate of 22,099 shares of restricted Common Stock granted on July 1, 2011, and (vi) 6,380 shares which will vest within 60 days of September 7, 2012.

(10)

Includes (i) 388 vested shares of restricted Common Stock out of an award for an aggregate 388 shares of restricted Common Stock granted on June 1, 2012 by the Company for joining the Board of Directors and 1,308 shares which will vest within 60 days of September 12, 2012.

(11)	W. Austin Lewis IV is the portfolio manager and general partner of Lewis Asset Management Corp., the investment manager of Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. Accordingly, Mr. Lewis is deemed to be the beneficial owner of the shares owned by Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. and beneficially owned by Lewis Asset Management Corp.

(12)	Represents (i) 627,565 shares owned directly by W. Austin Lewis IV, (ii) 1,416,835 shares of common stock owned by Lewis Opportunity Fund, LP; (iii) 2,500 vested shares of restricted Common Stock out of an award of an aggregate of 2,500 shares of restricted Common Stock granted on February 20, 2009; (iv) 8,000 vested shares of restricted Common Stock out of an award of an aggregate 8,000 shares of restricted Common Stock granted on February 20, 2009; and (v) 18,182 vested shares of restricted Common Stock out of an award of an aggregate of 18,182 shares of restricted Common Stock granted on July 1, 2009, (vi) 16,666 vested shares of restricted Common Stock out of an award of an aggregate of 25,000 shares of restricted Common Stock granted on July 1, 2010, and (vii) 4,143 vested shares of restricted Common Stock out of an award of an aggregate of 16,575 shares of restricted Common Stock granted on July 1, 2011, and (viii) 4,981 shares which will vest within 60 days of September 7, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

As part of the MAM share repurchase plan, during the quarter ended December 31, 2011, the Company purchased 33,466 shares of common stock at a cost of $56,000 from Channel Partners II L.P., an investment partnership affiliated with Wynnefield Capital, Inc. (see Note 7).

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

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, KMJ Corbin & Company LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2012 and 2011.

	For the Year Ended June 30,
	2012	2011
Audit fees (1)	$121,000	$123,000
Audit- related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	12,000
Total fees	$121,000	$135,000

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.

(2)	Audit-related fees for fiscal years 2012 and 2011 are comprised of consent fees and work on registration statements.

(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

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

MAM Software Group, Inc.

Date: September 13, 2012	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 13, 2012	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 13, 2012	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 13, 2012	By:	/s/ Gerald M. Czarnecki
Gerald M. Czarnecki
Chairman of the Board, Lead Director, ex officio member of all committees

Date: September 13, 2012	By:	/s/ Frederick Wasserman
Frederick Wasserman
Audit Committee Chair and Director

Date: September 13, 2012	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Compensation Committee Chair and Director

Date: September 13, 2012	By:	/s/ Marcus Wohlrab
Marcus Wohlrab
Governance Committee Chair and Director

Date: September 13, 2012	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV
Compensation Committee Member and Director

Date: September 13, 2012	By:	/s/ Peter H. Kamin
Peter H. Kamin
Director

FINANCIAL STATEMENTS

MAM SOFTWARE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F–2

Consolidated Balance Sheets as of June 30, 2012 and 2011	F–3

Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2012 and 2011	F–4

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2012 and 2011	F–5

Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011	F–6

Notes to Consolidated Financial Statements	F–8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MAM Software Group, Inc.

We have audited the accompanying consolidated balance sheets of MAM Software Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAM Software Group, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  KMJ Corbin & Company LLP

Costa Mesa, California

September 13, 2012

MAM SOFTWARE GROUP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2012	June 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$3,628	$2,770
Accounts receivable, net of allowance of $108 and $174	3,507	3,340
Inventories	358	293
Prepaid expenses and other current assets	957	732
Total Current Assets	8,450	7,135

Property and Equipment, Net	664	776

Other Assets
Goodwill	9,158	9,332
Amortizable intangible assets, net	1,361	2,093
Software development costs, net	1,106	1,364
Other long-term assets	45	70
TOTAL ASSETS	$20,784	$20,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,327	$1,129
Accrued expenses and other	2,011	2,468
Payroll and other taxes	580	385
Derivative liabilities	442	672
Current portion of long-term debt	759	1,086
Current portion of deferred revenue	381	438
Sales tax payable	709	918
Income tax payable	567	664
Total Current Liabilities	6,776	7,760

Long-Term Liabilities
Deferred revenue, net of current portion	130	190
Deferred income taxes	169	246
Long-term debt, net of current portion	283	776
Other	285	325
Total Liabilities	7,643	9,297
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	–
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 15,492,730 shares issued and 14,296,105 shares outstanding at June 30, 2012 and 14,167,621 shares issued and outstanding at June 30, 2011	2	1
Additional paid-in capital	33,453	33,156
Accumulated other comprehensive loss	(930)	(561)
Accumulated deficit	(17,027)	(21,123)
Treasury stock at cost, 1,196,625 shares and 0 shares at June 30, 2012 and June 30, 2011, respectively	(2,357)	–
Total Stockholders' Equity	13,141	11,473
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,784	$20,770

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

	For the Years Ended June 30,
	2012	2011
Revenues	$26,090	$25,619
Cost of revenues	10,676	10,847
Gross Profit	15,414	14,772

Operating Expenses
Research and development	3,267	3,150
Sales and marketing	2,709	2,225
General and administrative	3,448	4,189
Depreciation and amortization	1,198	1,109
Total Operating Expenses	10,622	10,673

Operating Income	4,792	4,099

Other Income (Expense)
Interest expense	(191)	(653)
Change in fair value of derivative liabilities	230	(315)
Gain on settlement of liabilities	215	62
Total Other Income (Expense), net	254	(906)

Income before provision for income taxes	5,046	3,193

Provision for income taxes	950	905

Net Income	4,096	2,288

Foreign currency translation (loss) gain	(369)	207
Total Comprehensive Income	$3,727	$2,495

Earnings per share attributed to common stockholders - basic	$0.29	$0.19
Earnings per share attributed to common stockholders - diluted	$0.29	$0.18
Weighted average common shares outstanding - basic	13,976,810	12,295,696
Weighted average common shares outstanding - diluted	14,253,291	12,482,899

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock			Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares		Amount	Income (Loss)	Deficit	Total
Balance June 30, 2010	-	$-	8,486,289	$1	$29,510	-	$		$(768)	$(23,411)	$5,332
Proceeds from sale of common stock, net of issuance costs	-	-	5,151,347	-	3,193	-		-	-	-	3,193
Common stock issued as compensation	-	-	352,219	-	382	-		-	-	-	382
Preferred shares issued for cancellation of warrants	1,792,622	-	-	-	-	-		-	-	-	-
Conversion of preferred shares into common stock	(1,792,622)	-	179,270	-	-	-		-	-	-	-
Foreign currency translation	-	-	-	-	-	-		-	207	-	207
Common stock issued for warrant exercises	-	-	5,345	-	3	-		-	-	-	3
Reclassification of non-employee warrants from additional paid – in capital to derivative liabilities	-	-	-	-	(338)	-		-	-	-	(338)
Reclassification of non-employee warrants from derivative liabilities to additional paid – in capital	-	-	-	-	272	-		-	-	-	272
Fractional shares retired	-	-	(6,849)	-	-	-		-	-	-	-
Stock options issued in settlement of accrued liabilities	-	-	-	-	134	-		-	-	-	134
Net income	-	-	-	-	-	-		-	-	2,288	2,288
Balance June 30, 2011	-	$-	14,167,621	$1	$33,156	$-			$(561)	$(21,123)	$11,473
Common stock issued as compensation - Includes 1,165,359 invested shares (See Notes 7 and 8)	-	-	1,304,126	1	199	-		-	-	-	200
Common stock issued for warrant exercise	-	-	5,291	-	3	-		-	-	-	3
Common stock issued in settlement of accrued liabilities	-	-	59,404	-	106	-		-	-	-	106
Stock options issued in settlement of accrued liabilities	-	-	-	-	62	-		-	-	-	62
Repurchase of common stock	-	-	-	-		(1,240,337)		(2,430)	-	-	(2,430)
Retirement of treasury stock	-	-	(43,712)	-	(73)	43,712		73	-	-	-
Foreign currency translation	-	-	-	-	-	-		-	(369)	-	(369)
Net income	-	-	-	-	-	-		-	-	4,096	4,096
Balance June 30, 2012	-	$-	15,492,730	$2	$33,453	(1,196,625)		$(2,357)	$(930)	$(17,027)	$13,141

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)	For the Years Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES :
Net income	$4,096	$2,288
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	51	87
Depreciation and amortization	1,198	1,109
Amortization of debt discount and debt issuance costs	25	102
Gain on settlement of liabilities	(215)	(52)
Change in fair value of derivative liabilities	(230)	315
Deferred income taxes	(77)	(396)
Fair value of stock issued for services and compensation	200	312

Changes in assets and liabilities:
Accounts receivable	(282)	(778)
Inventories	(74)	96
Prepaid expenses and other assets	(233)	(395)
Accounts payable	215	(35)
Accrued expenses and other liabilities	280	(608)
Deferred revenue	(107)	(392)
Taxes payables	(190)	244
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,657	1,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(104)	(99)
Capitalized software development costs	(34)	(14)
NET CASH USED IN INVESTING ACTIVITIES	(138)	(113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	-	3,193
Proceeds from exercise of warrants	3	3
Proceeds from issuance of debt, net of issuance costs	-	2,076
Repurchase of common stock for treasury	(2,430)	-
Payments on debt	(770)	(5,592)
NET CASH USED IN FINANCING ACTIVITIES	(3,197)	(320)

Effect of exchange rate changes	(464)	110
Net change in cash and cash equivalents	858	1,574
Cash and cash equivalents at beginning of year	2,770	1,196
Cash and cash equivalents at end of year	$3,628	$2,770

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows (Continued)

(In thousands)	For the Years Ended June 30,
	2012	2011
Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$166	$653
Income taxes	$1,050	$1,368

Supplemental disclosures of non-cash investing and financing activities:

Issuance of stock options in settlement of accrued liabilities	$62	$134
Issuance of common stock in settlement of accrued liabilities	$106	$70

Issuance of unvested shares of restricted stock	$1	$-
Reclassification of non-employee warrants from additional paid-in capital to derivative liabilities	$-	$338
Reclassification of non-employee warrants from derivative liabilities to additional paid-in capital	$-	$(272)

Treasury stock retired	$73	$-

 The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

MAM Software Group, Inc. (“MAM” or the “Company”) is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom (“U.K.”) and Aftersoft Network, N.A., Inc., (“ASNA”) has offices in the United States (“U.S.”) in Allentown, Pennsylvania.  ASNA has one wholly owned operating subsidiary (i) MAM Software, Inc., and two inactive wholly owned subsidiaries, (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania. MAM has offices in Allentown, Pennsylvania.

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

Cash and Cash Equivalents

In the U.S., the Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance deposit coverage, effective December 31, 2010, the FDIC provided temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012.  At June 30, 2012 the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the U.S., the Company maintains its cash accounts at financial institutions which it believes to be credit worthy. Bank accounts maintained outside the U.S. are not insured. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Customers

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. Credit risk is managed by discontinuing sales to customers who are delinquent. The Company estimates credit losses and returns based on management’s evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. No customers accounted for more than 10% of the Company’s revenues for each of the years ended June 30, 2012 and 2011. No customers accounted for more than 10% or more of the Company’s accounts receivable at June 30, 2012 and June 30, 2011.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 30% of its revenues from the U.S. and Canada, and 70% from its U.K. operations during the year ended June 30, 2012 compared to 25% of its revenues from the U.S., 1% from Canada, and 74% from its U.K. operations during the year ended June 30, 2011, respectively.

At June 30, 2012, the Company maintained 67% of its net property and equipment in the U.K. and the remaining 33% in the U.S. At June 30, 2011, the Company maintained 67% of its net property and equipment in the U.K. and the remaining 33% in the U.S.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, derivative liabilities, accounts receivable, accounts payable, accrued expenses and debt instruments. Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of income and comprehensive income.

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

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of June 30, 2012, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

Goodwill activity for the years ending June 30, 2012 and 2011 are as follows:

Balance June 30, 2010	$8,924,000
Effect of exchange rate changes	408,000
Balance June 30, 2011	$9,332,000

Effect of exchange rate changes	(174,000)
Balance June 30, 2012	$9,158,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2012, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“LTIP”). Stock awarded under the LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5 because the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms, and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time.  Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010, and July 1, 2011, for each respective stock award. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2012 and 2011 and issued stock options to employees in fiscal 2012 under the LTIP  (see Note 7).

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

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2012 and 2011, advertising expense totaled $259,000 and $163,000, respectively.

Gain on Extinguishment of Liability for Services

The Company realized $215,000 and $52,000 of income from settlement with a creditor during the years ended June 30, 2012 and 2011 respectively, which is included in other income (expense) in the accompanying consolidated statements of income and comprehensive income.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain adjustment totaled a loss of $369,000 and a gain of $207,000 for the years ended June 30, 2012 and 2011, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (loss) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2012 and 2011, the components of comprehensive income consist of foreign currency translation gains (loss).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at June 30, 2012 and 2011, and has not recognized interest and/or penalties in the consolidated statements of income and comprehensive income for the years ended June 30, 2012 and 2011.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.   For the year ended June 30, 2012, there were 1,441,840, common share equivalents included in the computation of the diluted earnings per share. For the year ended June 30, 2012, a total of 777,061 common stock purchase warrants and stock options were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.  For the year ended June 30, 2011, there were 187,203 common share equivalents included in the computation of the diluted earnings per share.  For the year ended June 30, 2011, a total of 777,061 common stock purchase warrants and stock options were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

In connection with the employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer (see Note 7), on April 27, 2012, the Board of Directors approved the issuance of 1,165,359 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executives and they are being held by an escrow agent and will be released to the executives when they vest.  The Company excludes these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the years ended June 30:

	2012	2011
Numerator:
Net income	$4,096,000	$2,288,000

Denominator:
Basic weighted-average shares outstanding	13,976,810	12,295,696
Effect of dilutive securities	276,481	187,203
Diluted weighted-average diluted shares	14,253,291	12,482,899
Basic earnings per common share	$0.29	$0.19
Diluted earnings per common share	$0.29	$0.18

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

The fair value of these common stock purchase warrants was $442,000 on June 30, 2012.  The fair value of these common stock purchase warrants was $672,000 on June 30, 2011.  The total value of these derivative liabilities decreased for the year ended June 30, 2012, and as a result, the Company recognized a gain of approximately $230,000 from the change in fair value of these warrants for the year ended June 30, 2012 and recognized a loss of approximately $381,000 from the change in fair value of these warrants for the year ended June 30, 2011.

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

On February 11, 2011, 3,563 warrants were exercised for $2,850 and $5,318 was reclassified to additional paid-in capital from derivative liabilities. The fair value of the remaining unexercised warrants was $262,000 as of March 25, 2011, and the Company recorded a gain of $65,000 for the year ended June 30, 2011 in connection with the change in fair value of these warrants.

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

All future changes in the fair value of the Company’s warrants that are still accounted for as derivatives and will be recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using Black-Scholes and the following assumptions:

	June 30,	June 30,
	2012	2011
Annual dividend yield	0.0%	0.0%
Expected life (years)	1.5 -2.25	0.17 -4.00
Risk-free interest rate	0.25%– 0.33%	0.16%– 1.79%
Expected volatility	28% - 91%	87% - 151%

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2012	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$442,000	$442,000

June 30, 2011	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$672,000	$672,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of July 1, 2010	$291,000
Warrants reclassified from additional paid-in capital to derivative liabilities	338,000
Warrants reclassified from derivative liabilities to additional paid-in capital	(272,000)
Change in fair value of derivative liabilities	315,000
Balance as of June 30, 2011	672,000

Change in fair value of derivative liabilities	(230,000)
Balance as of June 30, 2012	$442,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended June 30, 2012 and 2011, respectively.

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present either a continuous statement of income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for the Company beginning July 1, 2012 and will have presentation changes only.

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

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2012	June 30, 2011
Leasehold improvements	$756,000	$763,000
Computer and office equipment	534,000	464,000
Equipment under capital leases	10,000	10,000
Furniture and equipment	283,000	284,000
	1,583,000	1,521,000
Less: Accumulated depreciation and amortization	(919,000)	(745,000)
	$664,000	$776,000

Depreciation and amortization expense on property and equipment for the years ended June 30, 2012 and 2011 was $191,000 and $199,000, respectively.

NOTE 3. RELATED PARTY TRANSACTIONS

As part of the MAM share repurchase plan, during the year ended June 30, 2012, the Company purchased 33,466 shares of common stock at a cost of $56,000 from Channel Partners II L.P., an investment partnership affiliated with Wynnefield Capital, Inc. (see Note 8).

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2012	June 30, 2011
Assets not subject to amortization:
Goodwill	$9,158,000	$9,332,000
Assets subject to amortization:
Completed software technology (9-10 years useful life)	$3,035,000	$3,067,000
Customer contracts / relationships (10 years useful life)	3,733,000	3,750,000
Automotive data services (20 years useful life)	306,000	314,000
	7,074,000	7,131,000
Less : Accumulated amortization	(5,713,000)	(5,038,000)
Amortizable intangible assets, net	$1,361,000	$2,093,000

Software development costs	$3,078,000	$3,095,000
Less : Accumulated amortization	(1,972,000)	(1,731,000)
Software development costs, net	$1,106,000	$1,364,000

For the years ended June 30, 2012 and 2011, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $1,007,000 and $910,000, respectively.

Estimated future amortization of software development costs and intangibles is as follows:

Years Ending June 30,
2013	$772,000
2014	689,000
2015	696,000
2016	310,000

Total	$2,467,000

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following as of June 30:

	2012	2011
HSBC term loan	$945,000	$1,669,000
Secured notes	97,000	180,000
Other notes	-	13,000
	1,042,000	1,862,000
Less current portion	(759,000)	(1,086,000)
Long term portion	$283,000	$776,000

Future maturities of long-term debt at June 30, 2012 are as follows:

Years Ending June 30,
2013	$759,000
2014	283,000

Total	$1,042,000

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

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at June 30, 2012. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event of the HSBC Term Loan being refinanced to another lender.

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $25,000 and $24,000, for the years ended June 30, 2012 and 2011, respectively. The HSBC Term Loan contains various financial covenants. As of June 30, 2012, the Company was in compliance with all such covenants.

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

The Company incurred certain fees in connection with the Loan Agreement with ComVest. The debt issuance costs of $478,000 were recorded on the date of the agreement as deferred costs and were amortized and charged to interest expense over the term of the loan using the effective interest method. The debt issuance costs were fully amortized as of December 31, 2010. Amortization of the debt issuance costs was $7,000 for the year ended June 30, 2011. In connection with the embedded conversion feature of the ComVest Loan Agreement and certain warrants issued to ComVest, which were accounted as derivative instruments, the Company recorded a debt discount as a reduction in the carrying value of the debt. The debt discount was amortized and charged to interest expense over the term of the loan using the effective interest method and was fully amortized as of December 31, 2010. Amortization of the debt discount was $71,000 for the year ended June 30, 2011.

Secured Notes

The Company has secured notes totaling $97,000 payable over 27 months with monthly payments of $6,430 which will mature through 2014.  The notes bear interest rates of 5.49% to 9.54% and are secured by equipment with a net carrying value of $277,000 and $319,000 as of June 30, 2012 and June 30, 2011, respectively.

NOTE 6. INCOME TAXES

The Company is subject to taxation in the U.S., U.K. and various U.S. state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the U.S. and state tax authorities due to the carry forward of unutilized net operating losses.

At June 30, 2012, the Company had net U.S. deferred tax assets of approximately $9,942,000. Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset carry-forwards of not only the net operating losses (“NOLs”), but also its capital losses due to investments previously written off. Additionally, the future utilization of the Company’s federal and state NOLs to offset future taxable income have been determined to be subject to an annual limitation pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383 as a result of ownership changes that have previously occurred.

During the year ended June 30, 2010, the Company estimated the amount of NOLs that would be allowed, which resulted in an increase of $9.3 million and a corresponding increase in the valuation allowance based on it being deemed more likely than not that there would not be sufficient taxable income in future periods to offset these NOLs.

Through its Section 382 study, the Company has analyzed any NOLs from its acquired subsidiaries to determine the maximum potential future tax benefit that might be available, and the corresponding limitation imposed based on IRC Section 382. As a result, by the year ended June 30, 2011, the Company adjusted the aforementioned net operating losses previously estimated. The outcome resulted in a determination that it could utilize, annually, approximately $560,000 of previously incurred NOLs; presuming, however, there is taxable income in future periods affording utilization prior to expiration.   Due to the recognition of a full valuation allowance against these NOLs, future changes in the Company’s unrecognized tax benefits will not impact the Company’s tax provision.

At June 30, 2012, the Company had combined federal and state NOLs of approximately $20.6 million. The federal NOLs expire at various dates through 2031 unless utilized prior to expiration. At June 30, 2012, the Company no longer had NOLs in its U.K. tax jurisdiction.

Finally, the change in the valuation allowance is primarily attributable to the change in deferred tax assets related to NOLs, as capital loss carry-forwards have not changed year to year.

The provision (benefit) for income taxes consists of the following for the years ended June 30, 2012 and 2011:

	U.S. Federal	U.S. State	U.K. Corporate	Total
2012
Current	$-	$8,000	$1,019,000	$1,027,000
Deferred	-	-	(77,000)	(77,000)
Total	$-	$8,000	$942,000	$950,000

2011
Current	$-	$-	$1,301,000	$1,301,000
Deferred	-	-	(396,000)	(396,000)
Total	$-	$-	$905,000	$905,000

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets consist of the following at June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Deferred tax assets:
State taxes	$3,000	$-
Net operating loss carry-forwards	8,094,000	8,381,000
Write-down of investments	1,889,000	1,889,000
Deferred revenue	192,000	132,000
Equity based compensation	7,000	117,000
Reserves and accruals	129,000	132,000
Deferred rent	123,000	140,000
Derivative liabilities	222,000	269,000
Total deferred tax assets	10,659,000	11,060,000

Deferred tax (liabilities):
Intangible and other long-lived assets	(886,000)	(1,205,000)
Total deferred tax (liabilities)	(886,000)	(1,205,000)

Valuation allowance	(9,942,000)	(10,101,000)
Net deferred tax (liabilities)	$(169,000)	$(246,000)

The provision for income taxes for the years ended June 30, 2012 and 2011 differs from the amount computed by applying the U.S. federal income tax rates to net income from continuing operations before taxes as a result of the following:

	June 30,
	2012	2011
Taxes at federal statutory rates	$1,716,000	$1,085,000
State taxes, net of federal benefit	5,000	125,000

Adjustment to reserves and accruals	-	(376,000)
Other, net	24,000	(46,000)
Differential in U.K. corporate tax rate	(487,000)	(286,000)
Change in valuation allowance -federal	(308,000)	403,000
Total adjustments	(766,000)	(180,000)
Provision for income taxes	$950,000	$905,000

A provision has not been made at June 30, 2012 and 2011, for U.S. or additional foreign withholding taxes on undistributed earnings of its U.K. subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through October 2028. Terms of the leases provide for monthly payments ranging from $500 to $17,300. For the years ended June 30, 2012 and 2011, the Company incurred rent expense totaling approximately $390,000 and $459,000, respectively. Future annual minimum payments under non-cancelable operating leases are as follows:

For the years ended June 30,
2013	$367,000
2014	367,000
2015	367,000
2016	359,000
2017	325,000
Thereafter	2,197,000
$3,982,000

Employment Agreements

On July 13, 2010, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved employment agreements, including a bonus plan, with Michael Jamieson, the Company’s President and Chief Executive Officer and Charles F. Trapp, the Company’s Executive Vice President and Chief Financial Officer.  Such employments agreements and bonus plans were entered into as of July 1, 2010 (the “Effective Date”), the first day of the 2011 fiscal year. Effective July 1, 2012 the Company has agreed to extend the terms of the employment agreements, and as a result, the employment terms now expire on June 30, 2015, as opposed to June 30, 2013.

Michael Jamieson Employment Agreement

The Employment Agreement with Mr. Jamieson (the “Jamieson Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Jamieson or the Company. Mr. Jamieson will receive an annual base salary of 150,000 GBP (approximately U.S. $225,000), payable in British Pounds Sterling. Effective July 1, 2012, the Company extended the Employment Agreement from the original term of three (3) years to five (5) years, commencing July 1, 2012. As a result of the amendment, the employment terms now expire on June 30, 2015, as opposed to June 30, 2013.

Mr. Jamieson is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by our Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2012 with respect to Mr. Jamieson’s potential incentive compensation for fiscal 2012. The Company has accrued approximately $82,000 for Mr. Jamieson for his fiscal 2012 incentive compensation.

In addition, Mr. Jamieson is entitled to participate in all of the Company’s benefit plans and our equity-based compensation plans, which currently consists of the Company’s LTIP. Pursuant to the Jamieson Agreement, Mr. Jamieson is to be awarded 50,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. As of June 30, 2011 10,000 shares vested and on June 30, 2012 15,000 shares vested. All vested shares have been issued.

In July 2010, the Compensation Committee granted Mr. Jamieson options to purchase 210,938 shares of our common stock under the LTIP (the “Option Grant”). These options would have vested on the third anniversary of the grant date, at a strike price of $0.80 per share, depending on the extent to which certain performance targets have been met. The options would have expired ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award would have vested; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant would have vested Results between these established parameters would have been interpolated.  The Option Grant would have vested immediately upon a change of control. The Option Grant was cancelled April 27, 2012.

In July 2011, the Compensation Committee approved a stock grant to Mr. Jamieson for 93,232 shares of our common stock under the LTIP (the “Stock Grant”). These shares would have vested on the third anniversary of the grant date depending on the extent to which certain performance targets have been met. The grant would have expired three years from the issuance date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Stock Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Stock Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award would have vested; and (iv) are equal to or better than 120% of the established target(s), 100% of the Stock Grant would have vested. Results between these established parameters would have been interpolated.  The Stock Grant would have vested immediately upon a change of control. The Stock Grant was cancelled April 27, 2012.

On April 27, 2012, the Board of Directors approved the issuance of 728,350 restricted shares of Company common stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Jamieson and are being held in escrow until they vest. The Stock Grants will vest according to the following schedule:

-	40% when the market price of the Company’s common stock trades at or above $5 for the previous 30 day volume weighted average price (“VWAP”)
-	15% when the market price of the Company’s common stock trades at or above $6 for the previous 30 day VWAP.
-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.
-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $244,000 and as of June 30, 2012, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $228,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

Upon a Change of Control, as defined in Mr. Jamieson’s Employment Agreement effective as of July 1, 2010, all shares of Common Stock with a price target of $5 per share as described above will immediately vest. All other shares issued pursuant to the Stock Grants will not vest upon a Change of Control.

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

Charles F. Trapp Employment Agreement

The Employment Agreement with Mr. Trapp (the “Trapp Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Trapp or the Company. Mr. Trapp will receive an annual base salary of $195,000, payable in U.S. dollars. Effective July 1, 2012, the Company extended the Employment Agreement from the original term of three (3) years to five (5) years, commencing July 1, 2012. As a result of the amendment, the employment terms now expire on June 30, 2015, as opposed to June 30, 2013.

Mr. Trapp is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance  goal(s) of   the Company,   which  are   to   be  established   by  the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2012, with respect to Mr. Trapp’s potential incentive compensation for fiscal 2012. The Company has accrued approximately $72,000 for Mr. Trapp for his fiscal 2012 incentive compensation.

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP. Pursuant to the Trapp Agreement, Mr. Trapp is to be awarded 20,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. As of June 30, 2011 4,000 shares vested and on June 30, 2012 6,000 shares vested. All vested shares have been issued.

In July 2010, the Trapp Agreement also entitles Mr. Trapp to be granted options to purchase 182,813 shares of our common stock under the LTIP (the “Option Grant”). These options would have vested on the third anniversary of the grant date, at a strike price of $0.80 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant would have vested; (iii) are equal to 100% of the established target(s), 50% of the award would have vested; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant would have vested.  Results between these established parameters would have been interpolated.  The Option Grant would have vested immediately upon a change of control. The Option Grant was cancelled April 27, 2012.

In July 2011, the Compensation Committee issued to Mr. Trapp a stock grant for 80,801 shares of our common stock under the LTIP (the “Stock Grant”). These shares will vest on the third anniversary of the grant date depending on the extent to which certain performance targets have been met. The grant expires three years from the issuance date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Stock Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Stock Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and  (iv) are equal to or better than 120% of the established target(s), 100% of the Stock Grant will vest. Results between these established parameters will be interpolated.  The Stock Grant would have vested immediately upon a change of control. The Stock Grant was cancelled April 27, 2012.

On April 27, 2012 the Board of Directors approved the issuance of 437,009 restricted shares of Company common Stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Trapp and are being held in escrow until they vest.

The Stock Grants will vest according to the following schedule:

-	40% when the market price of the Company’s common stock trades at or above $5 for the previous 30 day volume weighted average price (“VWAP”)
-	15% when the market price of the Company’s common stock trades at or above $6 for the previous 30 day VWAP.
-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.
-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $146,000 and as of June 30, 2012, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $137,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

Upon a Change of Control, as defined in Mr. Trapp’s Employment Agreements effective as of July 1, 2010, all shares of Common Stock with a price target of $5 per share as described above will immediately vest. All other shares issued pursuant to the Stock Grants will not vest upon a Change of Control.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

On October 15, 2010, the Company closed its Rights Offering.  The Rights were issued to the holders of the Common Stock outstanding on the Record Date of September 7, 2010 and enabled holders to purchase 0.6 of a share for each share of Common Stock owned for $0.65 per share.  The Company raised approximately $3,193,000, net of expenses of approximately $154,000, and issued 5,151,347 shares of common stock.

During the quarter ended September 30, 2008, the Company approved the issuance of 48,300 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the years ended June 30, 2012 and June 30, 2011, the Company issued 6,054 and 16,663 shares of common stock valued at $15,000 and $19,000, respectively.

During the quarter ended September 30, 2009, the Company approved the issuance of 115,682 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.   During the years ended June 30, 2012 and June 30, 2011, the Company issued 31,260 and 34,566 shares of common stock valued at $34,000 and $37,000, respectively.

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly. During the years ended June 30, 2012 and June 30, 2011, the Company issued 42,980 and 35,079 shares of common stock valued at $34,000 and $41,000, respectively.

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the year ended June 30, 2012, the Company issued 18,714 shares of common stock valued at $34,000.

During the years ended June 30, 2012 and 2011, the Company issued 14,088 and 122,261 shares of common stock to certain directors in lieu of quarterly cash compensation valued at $26,000 and $110,000, respectively.

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

During the quarter ended September 30, 2011, the Company issued 41,190 stock options to employees for previously accrued bonuses. The exercise price of these options was $1.75 per share.   The fair value of the option shares on the grant date was $62,000 using Black-Scholes.  The options valuation was computed using a 2.3% risk-free interest rate, a 128% volatility, and a five-year life.

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

In July 2011, the Compensation Committee approved a stock grant to officers of the Company for 174,033 shares of our common stock under the LTIP (the “Stock Grant”). These shares would have vested on the third anniversary of the grant date depending on the extent to which certain performance targets have been met. The grant would have expired three years from the issuance date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Stock Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Stock Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award would have vested; and (iv) are equal to or better than 120% of the established target(s), 100% of the Stock Grant would have vested. Results between these established parameters would have been interpolated.  The Stock Grant would have vested immediately upon a change of control. The Stock Grant was cancelled April 27, 2012.

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

On April 27, 2012, the Company issued 1,165,359 restricted shares in connection with its officers’ employment agreements (see Note 7).

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

Treasury Stock

On November 8, 2011, the Board of Directors authorized the repurchase of up to $250,000 of its common stock and on December 19, 2011 the Board of Directors authorized an increase in the aggregate amount of the Company’s repurchase from $250,000 to $750,000. On March 5, 2012, the Board of Directors authorized the repurchase of up to an additional $1,000,000 of company common stock. On May 18, 2012, the Board of Directors authorized the repurchase of up to an additional $1,000,000 of company common stock. On June 22, 2012, the Board of Directors authorized the repurchase of up to an additional $2,000,000 of company common stock. As of June 30, 2012 the Company has repurchased 1,240,337 shares at a cost of approximately $2,430,000, and has a remaining approval to repurchase an additional $2,320,000 of treasury stock. On June 15, 2012, the Company retired 43,712 shares of common stock that were acquired at an approximate cost of $73,000.

Stock-Based Compensation:

The Company granted common stock options to employees during fiscal 2012 under the Company’s LTIP. A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2011	524	$0.76
Options granted	41	1.75
Options exercised	-	-
Options cancelled	(394)	0.80
Options outstanding - June 30, 2012	171	$0.91	8.6	$225
Options exercisable - June 30, 2012	171	$0.91	8.6	$225
Options exercisable and expected to vest - June 30, 2012	171	$0.91	8.6	$225

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Year Ended
June 30,
2012
Expected term (in years)	5.0
Expected volatility	128%
Risk-free interest rate	2.30%
Expected dividends	-

Weighted-average grant date fair value per share	$1.50

Employee Stock Purchase Plan

On September 21, 2011, the Company approved the MAM Software Group, Inc. Employee Stock Purchase Plan (“ESPP” or the “Plan”). On December 16, 2011 the shareholders approved the ESPP. Under the ESPP the Company will grant eligible employees the right to purchase Common Stock through payroll deductions at a price equal to the lesser of 85 percent of the fair market value of a share of Common Stock on the Exercise Date of the current Offering Period or 85 percent of the fair market value of our Common Stock on the Grant Date of the Offering Period. No employee will be granted an option to purchase more than $2,400 of fair market value common stock in a calendar year. The Plan is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. The Plan covers a maximum of 100,000 shares of Common Stock which will be offered to employees until January 2, 2022 or until the Plan is terminated by the Board of Directors. During the quarter ended March 31, 2012, the Company issued 2,385 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $4,000 based on the closing market price of the Company’s common stock on December 31, 2011.

Warrants:

The following is a summary of warrant activity for the year ended June 30, 2012:

Balance as of June 30, 2011	1,077,460
Warrants expired	(343,750)
Exercise of warrants	(6,466)
Warrants issued and outstanding at June 30, 2012	727,244

The outstanding warrants are all exercisable, have an exercise price ranging from $0.80 to $10.00 and remaining life of 1.0 years to 2.5 years. The weighted average exercise price is $2.43 per share and the weighted remaining life is 1.5 years.

During the year ended June 30, 2012, 6,466 warrants were exercised at a weighted average exercise price of $0.80.

During the year ended June 30, 2011, 7,124 warrants were exercised at a weighted average exercise price of $0.80.

The value of the warrants is included in general and administrative expenses in the consolidated statements of income and comprehensive income.

On June 6, 2012, 3,233 warrants exercisable at $0.80 were exercised using the cashless exercise provision of the warrant agreement. The average closing price for the prior five days was $2.20 and 2,058 shares of common stock were issued.

On June 6, 2012, 3,233 warrants were exercised for $0.80 per share generating $3,000 and 3,233 shares of common stock were issued.

On January 21, 2011, 3,563 warrants exercisable at $0.80 were exercised using the cashless exercise provision of the warrant agreement. The average closing price for the prior five days was $1.60 and 1,782 shares of common stock were issued.

On February 11, 2011, 3,563 warrants were exercised for $0.80 per share generating $3,000 and 3,563 shares of common stock were issued.

NOTE 9. SUBSEQUENT EVENTS

During the quarter ended September 30, 2012, the Company issued 2,219 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $3,000 based on the closing market price of the Company’s common stock on June 30, 2012.

On July 3, 2012, the Company issued 21,000 shares of common stock to officers of the Company, which were valued at approximately $17,000 based on the closing market price of the Company’s common stock on the date of the grant.

On July 11, 2012, the Company issued 27,296 shares of common stock to certain directors, which were valued at approximately $32,000 based on the closing market price of the Company’s common stock on the date of the grant.

During the quarter ended September 30, 2012, the Company approved the issuance of 98,654 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly. The shares were valued at approximately $220,000, based on the closing market price of the Company’s common stock on the date of the grant, July 2, 2012.

From July 1, 2012 until September 10, 2012, the Company repurchased 328,373 shares of the common stock at a cost of approximately $738,000

On July 25, 2012, the Company retired 1,145,759 shares of common stock that were acquired at an approximate cost of $2,242,000.

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

54

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

55