Form 10-K/A
period 2012-06-30
MAM SOFTWARE GROUP, INC.
filed 2012-09-14
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our annual report on Form 10-K for the fiscal year ended June 30, 2012, filed on September 13, 2012 to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T and other minor changes.

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

MAM Software Group, Inc.

Date: September 14, 2012	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2012	By:	/s/ Charles F. Trapp
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

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock			Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares		Amount	Income (Loss)	Deficit	Total
Balance June 30, 2010	-	$-	8,486,289	$1	$29,510	-	$		$(768)	$(23,411)	$5,332
Proceeds from sale of common stock, net of issuance costs	-	-	5,151,347	-	3,193	-		-	-	-	3,193
Common stock issued as compensation	-	-	352,219	-	382	-		-	-	-	382
Preferred shares issued for cancellation of warrants	1,792,622	-	-	-	-	-		-	-	-	-
Conversion of preferred shares into common stock	(1,792,622)	-	179,270	-	-	-		-	-	-	-
Foreign currency translation	-	-	-	-	-	-		-	207	-	207
Common stock issued for warrant exercises	-	-	5,345	-	3	-		-	-	-	3
Reclassification of non-employee warrants from additional paid – in capital to derivative liabilities	-	-	-	-	(338)	-		-	-	-	(338)
Reclassification of non-employee warrants from derivative liabilities to additional paid – in capital	-	-	-	-	272	-		-	-	-	272
Fractional shares retired	-	-	(6,849)	-	-	-		-	-	-	-
Stock options issued in settlement of accrued liabilities	-	-	-	-	134	-		-	-	-	134
Net income	-	-	-	-	-	-		-	-	2,288	2,288
Balance June 30, 2011	-	$-	14,167,621	$1	$33,156	$-			$(561)	$(21,123)	$11,473
Common stock issued as compensation - Includes 1,165,359 unvested shares (See Notes 7 and 8)	-	-	1,304,126	1	199	-		-	-	-	200
Common stock issued for warrant exercise	-	-	5,291	-	3	-		-	-	-	3
Common stock issued in settlement of accrued liabilities	-	-	59,404	-	106	-		-	-	-	106
Stock options issued in settlement of accrued liabilities	-	-	-	-	62	-		-	-	-	62
Repurchase of common stock	-	-	-	-		(1,240,337)		(2,430)	-	-	(2,430)
Retirement of treasury stock	-	-	(43,712)	-	(73)	43,712		73	-	-	-
Foreign currency translation	-	-	-	-	-	-		-	(369)	-	(369)
Net income	-	-	-	-	-	-		-	-	4,096	4,096
Balance June 30, 2012	-	$-	15,492,730	$2	$33,453	(1,196,625)		$(2,357)	$(930)	$(17,027)	$13,141

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)	For the Years Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES :
Net income	$4,096	$2,288
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	51	87
Depreciation and amortization	1,198	1,109
Amortization of debt discount and debt issuance costs	25	102
Gain on settlement of liabilities	(215)	(52)
Change in fair value of derivative liabilities	(230)	315
Deferred income taxes	(77)	(396)
Fair value of stock issued for services and compensation	200	312

Changes in assets and liabilities:
Accounts receivable	(282)	(778)
Inventories	(74)	96
Prepaid expenses and other assets	(233)	(395)
Accounts payable	215	(35)
Accrued expenses and other liabilities	280	(608)
Deferred revenue	(107)	(392)
Taxes payables	(190)	244
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,657	1,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(104)	(99)
Capitalized software development costs	(34)	(14)
NET CASH USED IN INVESTING ACTIVITIES	(138)	(113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	-	3,193
Proceeds from exercise of warrants	3	3
Proceeds from issuance of debt, net of issuance costs	-	2,076
Repurchase of common stock for treasury	(2,430)	-
Payments on debt	(770)	(5,592)
NET CASH USED IN FINANCING ACTIVITIES	(3,197)	(320)

Effect of exchange rate changes	(464)	110
Net change in cash and cash equivalents	858	1,574
Cash and cash equivalents at beginning of year	2,770	1,196
Cash and cash equivalents at end of year	$3,628	$2,770

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows (Continued)

(In thousands)	For the Years Ended June 30,
	2012	2011
Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$166	$653
Income taxes	$1,050	$1,368

Supplemental disclosures of non-cash investing and financing activities:

Issuance of stock options in settlement of accrued liabilities	$62	$134
Issuance of common stock in settlement of accrued liabilities	$106	$70

Issuance of unvested shares of restricted stock	$1	$-
Reclassification of non-employee warrants from additional paid-in capital to derivative liabilities	$-	$338
Reclassification of non-employee warrants from derivative liabilities to additional paid-in capital	$-	$(272)

Treasury stock retired	$73	$-

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

52