Form 10-Q
period 2012-09-30
MAM SOFTWARE GROUP, INC.
filed 2012-11-06
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The registrant had 13,948,725 shares of its common stock outstanding as of November 5, 2012.

TABLE OF CONTENTS

Page
PART I. Financial Information:

Item 1.	Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	-1-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-6-

Item 4.	Controls and Procedures	-6-

PART II. Other Information:		-6-

Item 1.	Legal Proceedings	-6-

Item 1A.	Risk Factors	-6-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-6-

Item 3.	Defaults Upon Senior Securities	-7-

Item 4.	Mine Safety Disclosures	-7-

Item 5.	Other Information	-7-

Item 6.	Exhibits	-8-

Signatures		-9-

PART I—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Ltd.” or “MAM Software” refers to MAM Software Limited; (iii) the term “ASNA” refers to Aftersoft Network N.A., Inc. and its operating subsidiaries; (iv) the term MAM U.S. refers to MAM Software, Inc. a wholly owned subsidiary of ASNA, and (v) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc.

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,691	$3,628
Accounts receivable, net of allowance of $128 and $108	3,624	3,507
Inventories	284	358
Prepaid expenses and other current assets	1,004	957
Total Current Assets	7,603	8,450

Property and Equipment, Net	660	664

Other Assets
Goodwill	9,395	9,158
Amortizable intangible assets, net	1,199	1,361
Software development costs, net	1,048	1,106
Other long-term assets	41	45
TOTAL ASSETS	$19,946	$20,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,128	$1,327
Accrued expenses and other	1,465	2,011
Payroll and other taxes	784	580
Derivative liabilities	100	442
Current portion of long-term debt	873	759
Current portion of deferred revenue	370	381
Sales tax payable	723	709
Income tax payable	493	567
Total Current Liabilities	5,936	6,776

Long-Term Liabilities
Deferred revenue, net of current portion	91	130
Deferred income taxes	115	169
Long-term debt, net of current portion	67	283
Other	274	285
Total Liabilities	6,483	7,643
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 14,414,138 shares issued and 14,026,789 shares outstanding at September 30, 2012 and 15,492,730 shares issued and 14,296,105 shares issued and outstanding at June 30, 2012	1	2
Additional paid-in capital	31,374	33,453
Accumulated other comprehensive loss	(635)	(930)
Accumulated deficit	(16,403)	(17,027)
Treasury stock at cost, 387,349 shares and 1,196,625 shares at September 30, 2012 and June 30, 2012, respectively	(874)	(2,357)
Total Stockholders' Equity	13,463	13,141
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,946	$20,784

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011
Revenues	$6,483	$6,162
Cost of revenues	2,710	2,685
Gross Profit	3,773	3,477

Operating Expenses
Research and development	861	804
Sales and marketing	812	599
General and administrative	896	899
Depreciation and amortization	290	301
Total Operating Expenses	2,859	2,603

Operating Income	914	874

Other (Expense) Income
Interest expense	(41)	(53)
Change in fair value of derivative liabilities	(206)	150
Gain on settlement of derivative liabilities	73	-
Gain on settlement of liability	13	-
Total other (expense) income, net	(161)	97

Income before provision for income taxes	753	971

Provision for income taxes	129	240

Net income	624	731

Foreign currency translation gain (loss)	295	(261)
Total comprehensive income	$919	$470

Earnings per share attributed to common stockholders:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted average shares outstanding:
Basic	12,968,665	14,213,380
Diluted	13,116,886	14,480,289

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 30,
	2012	2011
Cash flows from operating activities :
Net income	$624	$731
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	20	10
Depreciation and amortization	290	301
Debt discount and debt issuance cost amortization	4	8
Deferred income taxes	(54)	(24)
Change in fair value of derivative liabilities	206	(150)
Gain on settlement of derivative liabilities	(73)	-
Gain on settlement of liabilities	(13)	-
Fair value of stock issued for services	112	44
Changes in assets and liabilities:
Accounts receivable	(52)	443
Inventories	84	15
Prepaid expenses and other assets	(38)	(30)
Accounts payable	(224)	208
Payroll and other taxes payable	191	274
Deferred revenue	(60)	(3)
Accrued expenses and other liabilities	(619)	(465)
Sales taxes payable	(10)	(1)
Net cash provided by operating activities	388	1,361

Cash flows from investing activities :
Purchase of property and equipment	(30)	(29)
Net cash used in investing activities	(30)	(29)

Cash flows from financing activities :
Payments on long-term debt	(136)	(193)
Repurchase of common stock for treasury	(759)	-
Repurchase of outstanding warrants	(475)	-
Net cash used in financing activities	(1,370)	(193)

Effect of exchange rate changes	75	(373)
Net (decrease) increase in cash and cash equivalents	(937)	766

Cash and cash equivalents at beginning of period	3,628	2,770
Cash and cash equivalents at end of period	$2,691	$3,536

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 30,
	2012	2011
Supplemental disclosures of cash investing and financing activities:
Interest	$37	$45
Income taxes	$256	$344

Supplemental disclosures of non-cash investing and financing activities:

Issuance of stock options in settlement of accrued liabilities	$40	$62
Issuance of common stock in settlement of accrued liabilities	$11	$106
Treasury stock retired	$2,242	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

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

Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the SEC on September 13, 2012. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

In the U.S., the Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance deposit coverage, effective December 31, 2010, the FDIC provided temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012. At September 30, 2012, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the U.S., the Company maintains its cash accounts at financial institutions which it believes to be credit worthy. Bank accounts maintained outside the U.S. are not insured. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

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

No customer accounted for more than 10% of the Company’s accounts receivable at September 30, 2012 and June 30, 2012. No customer accounted for more than 10% of the Company’s revenues for the three months ended September 30, 2012 and September 30, 2011.

Segment Reporting

The Company operates in one reportable segment. The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 29% of its revenues from the U.S., 1% from Canada and 70% from its U.K. operations during the three months ended September 30, 2012, as compared to 23% of its revenues from the U.S., 2% from Canada and 75% from its U.K. operations during the three months ended September 30, 2011.

At September 30, 2012, the Company maintained 69% of its net property and equipment in the U.K. and the remaining 31% in the U.S. At June 30, 2012, the Company maintained 67% of its net property and equipment in the U.K. and the remaining 33% in the U.S.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectibility of accounts receivable, the realizability of inventories, the fair value of investments in available-for-sale securities, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities, the valuation of derivative liabilities and the estimated fair value of stock options and warrants issued for non-cash consideration. Actual results could materially differ from those estimates.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of income and comprehensive income. Depreciation and amortization expense was $48,000 and $49,000 for the three months ended September 30, 2012 and 2011, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $63,000 and $71,000 for the three months ended September 30, 2012 and 2011, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $179,000 and $181,000 for the three months ended September 30, 2012 and 2011, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not to be amortized but rather are tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of September 30, 2012, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the three months ended September 30, 2012, goodwill activity was as follows:

Balance, July 1, 2012	$9,158,000
Effect of exchange rate changes	237,000
Balance, September 30, 2012	$9,395,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2012, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

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

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“LTIP”). Stock awarded under the LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5 because the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms, and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time. Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010, July 1, 2011, and July 1, 2012, for each respective stock award. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2013 and 2012 and issued stock options to employees in fiscal 2013 and 2012 under the LTIP (see Note 5).

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2012 and 2011, advertising expense totaled $98,000 and $61,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $295,000 and $(261,000) for the three months ended September 30, 2012 and 2011, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended September 30, 2012 and 2011, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed consolidated balance sheets at September 30, 2012 and June 30, 2012, and has not recognized interest and/or penalties in the condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2012 and 2011.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three months ended September 30, 2012, there were 148,221 common share equivalents included in the computation of the diluted earnings per share. For the three months ended September 30, 2012, 1,165,359 shares of common stock, vest based on the market price of the Company’s common stock and were excluded from the computation of diluted earnings per share because the shares have not vested and 308,333 common stock purchase warrants and stock options were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. For the three months ended September 30, 2011, there were 266,909 common share equivalents included in the computation of the diluted earnings per share. For the three months ended September 30, 2011, 714,586 common stock purchase warrants and stock options were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the three months ended September 30:

	2012	2011
Numerator:
Net income	$624,000	$731,000

Denominator:
Basic weighted-average shares outstanding	12,968,665	14,213,380
Effect of dilutive securities	148,221	266,909
Diluted weighted-average diluted shares	13,116,886	14,480,289
Basic earnings per common share	$0.05	$0.05
Diluted earnings per common share	$0.05	$0.05

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

The Company has certain common stock purchase warrants that are accounted for as derivative liabilities as they do not meet the requirements to be treated as equity instruments. During the quarter ended September 30, 2012, the Company repurchased a portion of the outstanding warrants having a fair value of $396,000 and $548,000 on June 30, 2012 and September 26, 2012, respectively. The fair value of these derivative liabilities increased for the period ended September 26, 2012, and as a result, the Company recognized approximately $152,000 loss from a change in fair value of the derivative liabilities for the period ended September 26, 2012. The Company repurchased the warrants for $475,000 and recorded a gain on settlement of derivative liabilities of $73,000. The fair value of the remaining common stock purchase warrants was $100,000 and $46,000 on September 30, 2012 and June 30, 2012, respectively. The total value of these derivative liabilities increased for the period ended September 30, 2012, and as a result, the Company recognized approximately $54,000 of a loss from the change in fair value of the derivative liabilities for the three months ended September 30, 2012. The Company recognized approximately $150,000 of a gain from the change in fair value of the derivative liabilities for the three months ended September 30, 2011.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

All future changes in the fair value of the Company’s warrants that are still accounted for as derivatives will be recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using Black-Scholes and the following assumptions:

	September 30,	June 30,
	2012	2012
Annual dividend yield	0.0%	0.0%
Expected life (years)	1.25	1.5-2.25
Risk-free interest rate	0.18%	0.25%– 0.33%
Expected volatility	27%	28% - 91%

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

September 30, 2012	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$100,000	$100,000

June 30, 2012	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$442,000	$442,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of July 1, 2012	$442,000
Change in fair value of derivative liabilities	206,000
Repurchase of warrants	(548,000)
Balance as of September 30, 2012	$100,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended September 30, 2012 and 2011, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present either a continuous statement of income and other comprehensive income or in two separate but consecutive statements. The new guidance was effective for the Company beginning July 1, 2012 and did not have a material impact on the consolidated financial statements.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update did not have an impact on our consolidated financial position, results of operations, or cash flows, as it is intended to simplify the assessment for goodwill impairment.

NOTE 3. LONG -TERM DEBT

Long-term debt consists of the following as of September 30, 2012 and June 30, 2012:

	September 30,	June 30,
	2012	2012
	Unaudited
HSBC term loan	$858,000	$945,000
Secured notes	82,000	97,000
	940,000	1,042,000
Less current portion	(873,000)	(759,000)
Long term portion	$67,000	$283,000

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

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at September 30, 2012. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event of the HSBC Term Loan being refinanced to another lender.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $4,000 and $8,000 for the three months ended September 30, 2012 and 2011, respectively. The HSBC Term Loan contains various financial covenants. As of September 30, 2012, the Company was in compliance with all such covenants.

Secured Notes

The Company has secured notes totaling $82,000 payable over 14 months with monthly payments ranging from $980 to $2,700 which will mature through fiscal 2014. The notes bear interest rates of 5.49% to 9.54% and are secured by equipment with a net carrying value of $278,000 and $277,000 as of September 30, 2012 and June 30, 2012, respectively.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended September 30, 2008, the Company approved the issuance of 48,300 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. During the quarter ended September 30, 2011, the Company issued 3,863 shares of common stock valued at $10,000.

During the quarter ended September 30, 2009, the Company approved the issuance of 115,682 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. During the quarter ended September 30, 2012, the Company issued 8,494 shares of common stock valued at $9,000. During the quarter ended September 30, 2011, the Company issued 7,816 shares of common stock valued at $8,000.

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. During the quarter ended September 30, 2012, the Company issued 11,693 shares of common stock valued at $10,000. During the quarter ended September 30, 2011, the Company issued 10,745 shares of common stock valued at $8,000.

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. During the quarter ended September 30, 2012, the Company issued 7,109 shares of common stock valued at $13,000.

During the quarter ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. No shares were issued during the quarter ended September 30, 2012.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

On September 21, 2011, the Company issued 50,000 shares of common stock to officers of the Company, which were valued at approximately $90,000 based on the closing market price of the Company’s common stock for previously accrued bonuses.

On September 21, 2011, the Company approved an employee stock purchase plan and reserved 100,000 shares for future issuance. During the quarter ended September 30, 2012, the Company issued 2,529 shares of common stock to employees, including an officer, under the ESPP in lieu of compensation, which were valued at approximately $4,000 based on the closing market price of the Company’s common stock on June 30, 2012.

On July 3, 2012, the Company issued 21,000 shares of common stock to officers of the Company in accordance with their employment agreements, which were valued at approximately $17,000 based on the closing market price of the Company’s common stock on the date of the grant.

From July 1, 2012 until September 30, 2012, the Company repurchased 336,483 shares of the common stock at a cost of approximately $759,000.

On July 25, 2012, the Company retired 1,145,759 shares of common stock that were acquired at an approximate cost of $2,242,000.

On September 13, 2012, the Company issued 10,972 shares of common stock valued at $24,000 based on closing market price of the Company’s common stock on the date of the grant and 5,370 shares of common stock valued at $11,000 based on closing market price of the Company’s common stock on the date of the grant for payment of accrued compensation.

Treasury Stock

From November 2011 through September 2012, the Board of Directors authorized the repurchase of up to $6,750,000 of the Company’s common stock. As of September 30, 2012, the Company repurchased 1,576,820 shares at a cost of approximately $3,189,000 and has remaining approval to repurchase $3,561,000 of treasury stock. As of June 30, 2012, the Company repurchased 1,240,337 shares at a cost of approximately $2,430,000. On June 15, 2012, the Company retired 43,712 shares of common stock that were acquired at an approximate cost of $73,000 and on July 25, 2012, the Company retired 1,145,759 shares of common stock at an approximate cost of $2,242,000.

Stock-Based Compensation:

The Company granted common stock options to employees during fiscal 2013 under the Company’s LTIP. A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2012	171	$0.91
Options granted	23	2.13
Options exercised	-	-
Options cancelled	-	-
Options outstanding - September 30, 2012	194	$1.06	8.5	$326
Options exercisable - September 30, 2012	194	$1.06	8.5	$326
Options exercisable and expected to vest - September 30, 2012	194	$1.06	8.5	$326

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Three Months Ended September 30, 2012
Expected term (in years)	5.0
Expected volatility	121%
Risk-free interest rate	0.69%
Expected dividends	-

Weighted-average grant date fair value per share	$1.76

On April 27, 2012, the Board of Directors approved the issuance of 1,165,359 restricted shares of Company common stock to certain officers pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to the officers and are being held in escrow until they vest. The Stock Grants will vest according to the following schedule:

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

The initial value of the common stock grant was approximately $390,000 and as of September 30, 2012, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $330,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $35,000 of expense for the three months ended September 30, 2012.

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

NOTE 6. SUBSEQUENT EVENTS

On October 3, 2012, the Company issued 26,047 shares of common stock valued at $38,000 to the non-management members of the Board of Directors under the 2007 LTIP.

From October 1, 2012, until November 5, 2012 the Company repurchased 104,111 shares of common stock at a cost of approximately of $311,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in this Quarterly Report on Form 10-Q, which are not purely historical, are forward-looking statements, including, but not limited to, statements regarding the Company’s objectives, expectations, hopes, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially from those disclosed in these statements due to various risk factors and uncertainties affecting our business. We caution you not to place undue reliance on these forward-looking statements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements and we do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results. You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2012 and our other filings with the SEC.

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

We believe that the largest single issue facing the automotive aftermarket at this time is the down turn of the global economy, especially the economies in which we operate. The constraint of credit within the U.S. and U.K. markets is forcing automobile owners to retain their existing automobiles far longer than they may have previously planned. This phenomenon is forcing owners to seek out more economic ways of maintaining their vehicles, and we believe this presents an opportunity to the Company. The need for consumers to maintain their vehicles longer requires service suppliers to offer a wide range of services at highly competitive prices. We believe that this can be achieved only by those businesses that are able to efficiently manage their businesses and find methods to reduce costs without affecting service levels, which may best be done through investments in ‘up to date’ management information systems, specifically those designed for the automotive market. However, we have recently noticed that some businesses wishing to invest in new management systems are also finding their access to credit reduced. The unavailability of credit for businesses may have a detrimental effect on our revenues if customers are unable to identify adequate resources necessary to fund purchases. As a means to addressing the lack of availability of credit for customers or potential customers, we have introduced Autopart Online which is a ‘rental’ or SaaS (Software as a Service) version of Autopart. Autopart Online does not require the customer to purchase hardware and software licenses upfront, they simply ‘rent’ the infrastructure and purchase the professional services required to implement the system. We believe that by removing the capital investment associated with Autopart, we will see an increase in interest in our Autopart Online solution.

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the three months ended September 30, 2012, we generated revenues of $6,483,000 with a net income of $624,000. 70% of these revenues come from the U.K. market.

We are headquartered in Barnsley, U.K. and maintain additional offices for our U.S. operating subsidiary in Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Barnsley, Northampton and Wareham.

The software that we sell is mainly a Microsoft Windows™ based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we support in the U.S. cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Autopart product to new prospects and continue to support our Direct Step product. Both products enable large warehouses with hundreds of thousands of stock keeping units (sku’s) to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we also sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “OpenWebs™.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real- time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork Online to the installer market. In the U.K., we also sell our catalog solution, Autocat+, which is an Internet-based identification tool used by the warehouse distribution, jobber and installer.

To date, our management has identified five areas that it believes we need to focus on. The first area is the continued success of Autowork Online, our new “installer” solution in the U.K. The product has been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end- users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and, as of September 30, 2012, we had 2,707 subscribers of this service. The product has been localized for the North American market and is being introduced and demonstrated to potential partners.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand. During the three month period ended September 30 2012, the Company added one sales and marketing person and is actively seeking to recruit additional sales personnel. During the twelve month period ended June 30 2012, the Company added seven sales and marketing personnel.

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

The fourth area is within the U.K. market and we are continually working to sustain the levels of growth in the U.K. business by introducing Autopart Online to our automotive customers and prospects and also by focusing on additional vertical markets, which share common characteristics and industry dynamics to that of the automotive market. We have developed a reputation of high levels of service and knowledge within the automotive market and are now working on replicating this reputation in these additional vertical markets. Our management intends to carefully monitor this expansion as a result of the current state of the global economy.

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the fiscal year ending June 30, 2012 a number of new modules were launched including EMI+, a new business intelligence solution with mobile capability and a new warehouse management software module that integrates seamlessly with Autopart. During the three month period ending September 30, 2012, our UK SaaS solution, Autowork Online was modified for the North American market.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. Dollar was 70% for the three month period ended September 30, 2012, as compared to 75% for the corresponding period in 2011. As the U.S. dollar strengthened in relation to the British Pound Sterling (“GBP”), in the comparable periods, our revenue and income, which is reported in U.S. dollars, is negatively impacted. Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM Ltd. subsidiary are translated at the average exchange rate for the period. During the three month period ended September 30, 2012, the exchange rate for MAM Ltd.’s operating results was US$1.5796 per 1GBP, and compared with US$1.6114 per 1GBP for the three month period ended September 30, 2011.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates. The exchange rate used for translating our MAM Ltd. subsidiary was US$1.6164 per 1GBP at September 30, 2012 and US$1.5615 per 1GBP at June 30, 2012.

Currency translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $295,000 and $(261,000) for the three months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, we had a backlog of unfilled orders of business management systems of $1,097,000, compared to a backlog of $1,910,000 at September 30, 2011. We expect to fulfill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three months ended September 30, 2012 compared with the three months ended September 30, 2011 were as follows:

Revenues. Revenues were $6,483,000 for the three months ended September 30, 2012, compared with $6,162,000 for the three months ended September 30, 2011. Revenues for the quarter ended September 30, 2012 increased $321,000, or 5.2%, during this fiscal period, resulting from a combination of (i) increased revenue from our U.S. operations of $410,000 and (ii) a decrease on $89,000 in our U.S. dollar reported revenue from our U.K. subsidiary. U.K. revenue increased 2,000GBP, to 2,883,000GBP during the three months ended September 30, 2012 from 2,881,000GBP during the three months ended September 30, 2011.

The stronger U.S. dollar resulted in dollar-denominated revenue of $4,553,000 during 2012 as compared to $4,642,000 during 2011, which is a decrease of $89,000. U.S. revenue increased $410,000 to $1,930,000 in 2012 from $1,520,000 in 2011 because of increased sales of software and professional services.

Cost of Revenues. Total cost of revenues for the three months ended September 30, 2012, were $2,710,000 compared with $2,685,000 for the same period in 2011, which was an increase of $25,000 or 0.9%. MAM Ltd.’s expenses decreased 24,000GBP to 1,197,000GBP in 2012 from 1,221,000GBP for 2011. The stronger dollar produced a dollar denominated cost of $1,891,000 for the current quarter vs. $1,967,000 for the prior year or a $76,000 variance. The U.S. businesses experienced an increase in cost of revenues of $100,000, from $719,000 to $819,000, which was due to the sales mix in U.S. revenues. Total consolidated Cost of Revenues as a percentage of total revenues decreased from 43.6% for the quarter ended September 30, 2011 to 41.8% for the three months ended September 30, 2012.

Gross Profit. Gross profit increased $296,000 or 8.5% to $3,773,000 in the three months ended September 30, 2012 vs. $3,477,000 for the three months ended September 30, 2011.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months Ended September 30,
	2012	2011	$ Variance	% Variance
Research and development	$861,000	$804,000	$57,000	7.1%
Sales and marketing	812,000	599,000	213,000	35.6%
General and administrative	896,000	899,000	(3,000)	-0.3%
Depreciation and amortization	290,000	301,000	(11,000)	-3.7%
Total Operating Expenses	$2,859,000	$2,603,000	$256,000	9.8%

Operating expenses increased by $256,000 or 9.8% for the three months ended September 30, 2012, compared with the three months ended September 30, 2011. This is due to the following:

Research and Development Expenses. Research and development expenses increased by $57,000 or 7.1% for the three months ended September 30, 2012, when compared with the same period in the previous fiscal year. This increase was primarily due to hiring additional engineering personnel and an increase in salaries for engineering employees in the U.S. in 2012 verses 2011.

Sales and Marketing Expenses. Sales and marketing expenses increased by $213,000 or 35.6% during the three months ended September 30, 2012 as compared with the same period in 2011. This larger expenditure was due an increase in hiring of additional sales personnel in the U.S. and U.K. in 2012 verses 2011 and increased attendance at trade shows and increased marketing expenses.

General and Administrative Expenses. General and administrative expenses decreased by $3,000 or 0.3% during the three months ended September 30, 2012 as compared with the same period in 2011. This decrease was due to lower overall expenses in both the U.K. and U.S. business units vs. the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $11,000 for the three months ended September 30, 2012 as compared with the same period in 2011 because of assets being fully depreciated.

Operating Income. Operating income was $914,000 for the three months ended September 30, 2012, an increase of $40,000 or 4.6% as compared to $874,000 for the three months ended September 30, 2011.

Other (Expense) Income. Other (expense) income for the three months ended September 30, 2012 amounted to a net expense of $161,000 compared with income of $97,000 for the same period ended September 30, 2011. The expense for the three month period ended September 30, 2012 was the result of a $206,000 loss from the increase of the fair value of derivative liabilities compared to a $150,000 income in the same period in 2011, partially offset by a gain on settlement of $73,000 from the retirement of a portion of the derivative liability, and a gain of $13,000 on a settlement of a liability.

Interest Expense. Interest expense decreased by $12,000 to $41,000 for the three months ended September 30, 2012 as compared to $53,000 for the three months ended September 30, 2011. HSBC cash interest was approximately $26,000 for the quarter ended September 30, 2012 and debt discount amortization was approximately $4,000. During the quarter ended September 30, 2011, we paid HSBC $45,000 in cash interest for the Term Loan. Total non-cash interest was $8,000.

Income Taxes. Income taxes decreased by $111,000 for the three months ended September 30, 2012 as compared to September 30, 2011. This decrease was due to lower tax requirements resulting from reduced profits at our U.K. subsidiary.

Net Income. As a result of the above, we realized net income of $624,000 for the three months ended September 30, 2012, compared with net income of $731,000 for the three months ended September 30, 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline our U.S. operations, we expect to see a continued increase in overall revenues with a contribution from U.S. operations in fiscal 2013.

At September 30, 2012, we had cash and cash equivalents of $2,691,000.

During the three months ended September 30, 2012 we reduced our HSBC Term Loan and our secured notes by $136,000 using internally generated funds and working capital.

We continued to experience positive operating cash flow during the quarter and generated approximately $222,000 after repayment of $136,000 in long-term debt, and capital expenditures of $30,000. We purchased 336,483 shares of common stock at a cost of approximately $759,000 using internally generated funds.

We expect to see continued positive earnings and cash flow from both the U.S. and U.K. operations for the balance of fiscal 2013, with continued growth in revenues and operating income from the U.S. operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next three quarters, specifically due to additional products that have been developed by the U.S. operation which are currently being released to customers, and the continued growth of our Autopart line of products in the U.S. market.

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

Working Capital

Working capital at September 30, 2012 was $1,667,000, representing a slight decrease from our working capital of $1,674,000 at June 30, 2012. The relative decrease in working capital resulted primarily from the repurchase of 336,483 shares at a cost of approximately $759,000 and the repurchase of outstanding warrants for $475,000, resulting in a $73,000 gain on settlement of derivative liability.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2012.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the Company’s first fiscal quarter of the fiscal year ending June 30, 2013 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 3, 2012, the Company issued 26,047 shares of common stock valued at $38,000 to the non-management members of the Board of Directors under the 2007 LTIP.

The above transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(a)(2) thereof and Regulation D promulgated hereunder as a transaction by the Company not involving any public offering and the purchasers met the “accredited investor” criteria required by the rules and regulations promulgated under the Securities Act. Furthermore, as directors, the investors had access to information concerning the Company and transfer of the Common Stock was restricted in accordance with the requirements of the Securities Act of 1933, as amended.

Share repurchase activity during the three months ended September 30, 2012 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 1, 2012 – July 31, 2012	143,832	$2.26	143,832	$3,994,468
August 1, 2012 – August 31, 2012	184,541	$2.24	184,541	$3,581,096
September 1, 2012 – September 30, 2012	8,110	$2.49	8,110	$3,560,902
Total	336,483	$2.26	336,483

(1)	The shares repurchased in the three months ended September 30, 2012 were under our stock repurchase program that was originally announced in March 5, 2012 with an authorized level of $2.0 million, which was increased an additional $2.0 million (or $4 million in the aggregate) on June 22, 2012.
(2)	On September 28, 2012, our Board of Directors authorized an increased in the existing stock repurchase program for us to repurchase an additional $2.0 million (or $6 million in the aggregate since the beginning of the calendar year 2012) of our outstanding shares of common stock from time to time, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan previously established by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

MAM Software Group, Inc.

Date: November 6, 2012	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2012	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

- 10 -