Form 10-Q
period 2012-12-31
MAM SOFTWARE GROUP, INC.
filed 2013-02-01
CIK 832488

UNITED  STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The registrant has 13,877,683 shares of its common stock outstanding as of January 30, 2013.

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

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,516	$3,628
Accounts receivable, net of allowance of $113 and $108	4,011	3,507
Inventories	226	358
Prepaid expenses and other current assets	1,108	957
Total Current Assets	7,861	8,450

Property and Equipment, Net	650	664

Other Assets
Goodwill	9,390	9,158
Amortizable intangible assets, net	1,018	1,361
Software development costs, net	995	1,106
Other long-term assets	38	45
TOTAL ASSETS	$19,952	$20,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,157	$1,327
Accrued expenses and other	1,629	2,011
Payroll and other taxes	590	580
Derivative liabilities	142	442
Current portion of long-term debt	676	759
Current portion of deferred revenue	426	381
Sales tax payable	749	709
Income tax payable	451	567
Total Current Liabilities	5,820	6,776

Long-Term Liabilities
Deferred revenue, net of current portion	77	130
Deferred income taxes	102	169
Long-term debt, net of current portion	-	283
Other	263	285
Total Liabilities	6,262	7,643
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 14,440,185 shares issued and 13,840,132 shares outstanding at December 31, 2012 and 15,492,730 shares issued and 14,296,105 shares issued and outstanding at June 30, 2012	1	2
Additional paid-in capital	31,446	33,453
Accumulated other comprehensive loss	(634)	(930)
Accumulated deficit	(15,619)	(17,027)
Treasury stock at cost, 600,053 shares and 1,196,625 shares at December 31, 2012 and June 30, 2012, respectively	(1,504)	(2,357)
Total Stockholders' Equity	13,690	13,141
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,952	$20,784

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues	$6,754	$6,686	$13,237	$12,848
Cost of revenues	2,826	2,649	5,536	5,334
Gross profit	3,928	4,037	7,701	7,514
Operating expenses
Research and development	844	801	1,705	1,605
Sales and marketing	821	690	1,633	1,289
General and administrative	932	976	1,828	1,875
Depreciation and amortization	284	297	574	598
Total operating expenses	2,881	2,764	5,740	5,367

Operating income	1,047	1,273	1,961	2,147
Other income (expense)
Interest expense	(39)	(48)	(80)	(101)
Gain on settlement of liabilities	-	-	13	-
Gain on settlement of derivative liabilities	-	-	73	-
Change in fair value of derivative liabilities	(42)	126	(248)	276
Total other income (expense), net	(81)	78	(242)	175

Income before provision for income taxes	966	1,351	1,719	2,322
Provision for income taxes	182	272	311	512
Net income	784	1,079	1,408	1,810

Foreign currency translation income (loss)	1	(12)	296	(273)
Total comprehensive income	$785	$1,067	$1,704	$1,537

Earnings per share attributed to common stockholders:
Basic	$0.06	$0.08	$0.11	$0.13
Diluted	$0.06	$0.07	$0.11	$0.12
Weighted average shares outstanding:
Basic	12,762,864	14,278,464	12,865,765	14,245,922
Diluted	12,982,406	14,537,439	13,048,538	14,508,953

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,408	$1,810
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	5	32
Depreciation and amortization	574	598
Amortization of debt discount and debt issuance costs	7	14
Fair value of stock issued for services	185	81
Gain on settlement of liabilities	(13)	-
Gain on settlement of derivative liabilities	(73)	-
Deferred income taxes	(67)	(44)
Change in fair value of derivative liabilities	248	(276)
Changes in assets and liabilities:
Accounts receivable	(422)	(80)
Inventories	142	13
Prepaid expenses and other assets	(143)	(154)
Accounts payable	(196)	44
Payroll and other taxes	3	58
Deferred revenue	(19)	55
Accrued expenses and other liabilities	(513)	(324)
Sales tax payable	18	56
Net cash provided by operating activities	1,144	1,883

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

Cash flows from investing activities :
Purchase of property and equipment	(64)	(95)
Capitalized software development costs	(8)	-
Net cash used in investing activities	(72)	(95)

Cash flows from financing activities:
Payments for treasury stock	(1,389)	(199)
Repurchase of outstanding warrants	(475)	-
Payments on long-term debt	(397)	(384)
Net cash used in financing activities	(2,261)	(583)

Effect of exchange rate changes	77	(280)

Net (decrease) increase in cash and cash equivalents	(1,112)	925

Cash and cash equivalents, beginning of period	3,628	2,770
Cash and cash equivalents, end of period	$2,516	$3,695

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$73	$102
Income taxes	$478	$459

Supplemental disclosures of non-cash investing and financing activities :
Issuance of stock options in settlement of accrued liabilities	$40	$62
Issuance of common stock in settlement of accrued liabilities	$11	$106
Treasury stock retired	$2,242	$-
Accrual for purchase of treasury stock	$-	$85

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Operating results for the three and six month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the SEC on September 13, 2012. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

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

Cash and Cash Equivalents

In the U.S., the Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. In addition to the basic insurance deposit coverage, effective December 31, 2010, the FDIC is providing temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012. At December 31, 2012 and June 30, 2012, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the U.S., the Company maintains its cash accounts at financial institutions which it believes to be credit worthy. Bank accounts maintained outside the U.S. are not insured. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

No customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2012 and June 30, 2012. No customer accounted for more than 10% of the Company’s revenues for the three and six month periods ended December 31, 2012 and 2011.

Segment Reporting

The Company operates in one reportable segment. The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single operating segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 31% of its revenues from the U.S., 1% from Canada and 68% from its U.K. operations during the three months ended December 31, 2012, compared to 28% of its revenues from the U.S., 3% from Canada and 69% from the U.K. for the three months ended December 31, 2011.

The Company derived 29% of its revenues from the U.S., 1% from Canada and 70% from its U.K. operations during the six months ended December 31, 2012 compared to 27% of its revenues from the U.S., 1% from Canada and 72% from its U.K. operations during the six months ended December 31, 2011.

At December 31, 2012, the Company maintained 70% of its net property and equipment in the U.K. and the remaining 30% in the U.S. At June 30, 2012, the Company maintained 67% of its net property and equipment in the U.K. and the remaining 33% in the U.S.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of income and comprehensive income. Depreciation and amortization expense was $45,000 and $49,000 for the three months ended December 31, 2012 and 2011, respectively, and was $93,000 and $98,000 for the six months ended December 31, 2012 and 2011, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $59,000 and $70,000 for the three months ended December 31, 2012 and 2011, respectively, and $122,000 and $141,000 for the six months ended December 31, 2012 and 2011, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $180,000 and $178,000 for the three months ended December 31, 2012 and 2011, respectively, and $359,000 and $359,000 for the six months ended December 31, 2012 and 2011, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not to be amortized but rather are tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of December 31, 2012, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the six months ended December 31, 2012, goodwill activity was as follows:

Balance, July 1, 2012	$9,158,000
Effect of exchange rate changes	232,000
Balance, December 31, 2012	$9,390,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2012, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Assets acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments are not presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Stock-Based Compensation

For valuing stock option awards, the Company has elected to use the Black-Scholes Merton option pricing valuation model (“Black-Scholes”). For the expected term, the Company uses a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant U.S. Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.

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

December 31, 2012

(Unaudited)

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying condensed consolidated balance sheets.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the term of the service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended December 31, 2012 and 2011, advertising expense totaled $121,000 and $57,000, respectively. For the six months ended December 31, 2012 and 2011, advertising expense totaled $219,000 and $118,000, respectively.

Gain on Settlement of Liabilities

The Company realized $13,000 of income from a settlement with a creditor for the six months ended December 31, 2012, which is included in other income (expense) in the accompanying condensed consolidated statements of income and comprehensive income.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. Comprehensive (loss) income totaled $1,000 and $(12,000) for the three months ended December 31, 2012 and 2011, respectively, and $296,000 and $(273,000) for the six months ended December 31, 2012 and 2011, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended December 31, 2012 and 2011, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed consolidated balance sheets at December 31, 2012 and June 30, 2012, and has not recognized interest and/or penalties in the condensed consolidated statements of income and comprehensive income for the three and six months ended December 31, 2012 and 2011.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three and six months ended December 31, 2012 there were 219,542 and 182,773 common share equivalents included in the computation of DEPS. For the three and six months ended December 31, 2012, 1,165,359 shares of common stock, vest based on the market price of the Company’s common stock and were excluded from the computation of diluted earnings per share because the shares have not vested and 100,000 common stock purchase warrants were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. For the three and six months ended December 31, 2011 there were 258,975 and 263,031 common share equivalents included in the computation of DEPS. For the three and six months ended December 31, 2011, 714,586 common stock purchase warrants and stock options were excluded from the computation of DEPS as their effect would have been anti-dilutive.

The following tables present the computation of the basic and diluted earnings per share of the three and six months ended December 31, 2012 and December 31, 2011, respectively:

Three Months Ended December 31,	2012	2011
Numerator:
Net income	$784,000	$1,079,000
Denominator:
Basic weighted-average shares outstanding	12,762,864	14,278,464
Effect of dilutive securities	219,542	258,975
Diluted weighted-average diluted shares	12,982,406	14,537,439
Basic earnings per common share	$0.06	$0.08
Diluted earnings per common share	$0.06	$0.07

Six Months Ended December 31,	2012	2011
Numerator:
Net income	$1,408,000	$1,810,000
Denominator:
Basic weighted-average shares outstanding	12,865,765	14,245,922
Effect of dilutive securities	182,773	263,031
Diluted weighted-average diluted shares	13,048,538	14,508,953
Basic earnings per common share	$0.11	$0.13
Diluted earnings per common share	$0.11	$0.12

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

The Company has certain common stock purchase warrants that are accounted for as derivative liabilities as they do not meet the requirements to be treated as equity instruments. On September 26, 2012, the Company repurchased a portion of the outstanding warrants that are accounted for as derivative liabilities having a fair value of $396,000 and $548,000 on June 30, 2012 and September 26, 2012, respectively. The fair value of these derivative liabilities increased during the period ended September 26, 2012 and as a result, the Company recognized a loss of approximately $152,000 from the change in fair value of the derivative liability for the period ended September 26, 2012. The Company repurchased the warrants for $475,000 and recorded a gain on settlement of derivative liabilities of $73,000 for the six months ended December 31, 2012. The fair value of the remaining common stock purchase warrants was $142,000 and $46,000 on December 31, 2012 and June 30, 2012, respectively. The total value of these warrants increased for the period ended December 31, 2012 and as a result, the Company recognized a loss of approximately $42,000 and $96,000 from the change in fair value of the warrants for the three and six months ended December 31, 2012, respectively. The Company recognized approximately $126,000 and $276,000 of a gain from the change in fair value of these warrants for the three and six months ended December 31, 2011.

All future changes in the fair value of the Company’s warrants still treated as derivatives will be recognized in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using Black-Scholes and the following assumptions:

	December 31,	June 30,
	2012	2012
Annual dividend yield	0.0%	0.0%
Expected life (years)	1.0-1.25	1.5 -2.25
Risk-free interest rate	0.15%-0.18%	0.25%– 0.33%
Expected volatility	27%- 31%	28% - 91%

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

Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

December 31, 2012	Level 1	Level 2	Level 3	Total
Derivative liabilities related to fair value of warrants	$-	$-	$142,000	$142,000

June 30, 2012	Level 1	Level 2	Level 3	Total
Derivative liabilities related to fair value of warrants	$-	$-	$442,000	$442,000

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of July 1, 2012	$442,000
Change in fair value of derivative liabilities	248,000
Repurchase of warrants	(548,000)
Balance as of December 31, 2012	$142,000

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended December 30, 2012 and 2011, respectively.

NOTE 3. LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 2012 and June 30, 2012:

	December 31,	June 30,
	2012	2012
	(Unaudited)
HSBC term loan	$616,000	$945,000
Secured notes	60,000	97,000
	676,000	1,042,000
Less current portion	(676,000)	(759,000)
Long term portion	$-	$283,000

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

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at December 31, 2012. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event of the HSBC Term Loan being refinanced to another lender.

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $3,000 and $7,000 for the three and six months ended December 31, 2012, respectively. Amortization expense was $6,000 and $14,000 for the three and six months ended December 31, 2011, respectively. The HSBC Term Loan contains various financial covenants. As of December 31, 2012, the Company was in compliance with all such covenants.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Secured Notes

The Company has secured notes totaling $60,000 payable over 11 months with monthly payments ranging from $980 to $2,700 which will mature through fiscal 2014. The notes bear interest rates of 5.49% to 9.54% and are secured by equipment with a net carrying value of $269,000 and $277,000 as of December 31, 2012 and June 30, 2012, respectively.

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

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended September 30, 2008, the Company approved the issuance of 48,300 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. During the quarter ended September 30, 2011, the Company issued 3,863 shares of common stock valued at $10,000. During the quarter ended December 31, 2011, the Company issued 820 shares of common stock valued at $2,000.

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

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. During the quarter ended September 30, 2012, the Company issued 11,693 shares of common stock valued at $10,000. During the quarter ended September 30, 2011, the Company issued 10,745 shares of common stock valued at $8,000. During the quarter ended December 31, 2012, the Company issued 11,693 shares of common stock valued at $9,000. During the quarter ended December 31, 2011, the Company issued 10,745 shares of common stock valued at $9,000.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. During the quarter ended September 30, 2012, the Company issued 7,109 shares of common stock valued at $13,000. During the quarter ended December 31, 2012, the Company issued 6,721 shares of common stock valued at $12,000. During the quarter ended December 31, 2011, the Company issued 6,238 shares of common stock valued at $11,000.

During the quarter ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. No shares were issued during the quarter ended September 30, 2012. During the quarter ended December 31, 2012, the Company issued 7,633 shares of common stock valued at $17,000.

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

On September 21, 2011, the Company approved an employee stock purchase plan (“ESPP”) and reserved 100,000 shares for future issuance. During the quarter ended September 30, 2012, the Company issued 2,529 shares of common stock to employees, including an officer, under the ESPP in lieu of compensation, which were valued at approximately $4,000 based on the closing market price of the Company’s common stock on January 2, 2012.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

From July 1, 2012 until December 31, 2012, the Company repurchased 549,187 shares of the common stock at a cost of approximately $1,389,000.

On July 25, 2012, the Company retired 1,145,759 shares of common stock that were acquired at an approximate cost of $2,242,000.

Treasury Stock

From November 2011 through September 2012, the Board of Directors authorized the repurchase of up to $6,750,000 of the Company’s common stock. As of December 31, 2012, the Company repurchased 1,789,524 shares at a cost of approximately $3,819,000 and has remaining approval to repurchase $2,931,000 of common stock. As of June 30, 2012, the Company repurchased 1,240,337 shares at a cost of approximately $2,430,000. On June 15, 2012, the Company retired 43,712 shares of common stock that were acquired at an approximate cost of $73,000 and on July 25, 2012, the Company retired 1,145,759 shares of common stock at an approximate cost of $2,242,000.

Stock-Based Compensation:

The Company granted common stock options to employees during fiscal 2013 under the Company’s LTIP. A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2012	171	$0.91
Options granted	23	2.13
Options exercised	-	-
Options cancelled	-	-
Options outstanding -December 31, 2012	194	$1.06	8.29	$377
Options exercisable -December 31, 2012	194	$1.06	8.29	$377
Options exercisable and expected to vest - December 31, 2012	194	$1.06	8.29	$377

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Six Months Ended
December 31,
2012
Expected term (in years)	5.0
Expected volatility	121%
Risk-free interest rate	0.69%
Expected dividends	-
Weighted-average grant date fair value per share	$1.76

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

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

The initial value of the common stock grant was approximately $390,000 and as of December 31, 2012, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $295,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $35,000 of expense for the three months and recognized $70,000 of expense for the six months ended December 31, 2012.

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

During the six months ended December 31, 2012, the Company issued 2,529 shares of common stock to employees including an officer, under the ESPP in lieu of compensation which were valued at approximately $4,000 based on the closing market price of the Company’s common stock on January 2, 2012. No shares were issued during the six months ending December 31, 2011.

NOTE 7. SUBSEQUENT EVENTS

On January 4, 2013, the Company issued 1,155 shares of common stock to employees, under the ESPP in lieu of compensation, which were valued at approximately $2,000 based on the closing market price of the Company’s common stock on July 2, 2012.

On January 4, 2013, the Company issued 5,354 shares of common stock to a certain directors in lieu of compensation, which were valued at approximately $16,000 based on the closing market price of the Company’s common stock on January 3, 2013.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

On January 4, 2013, the Company issued 11,900 shares of common stock to a certain officer in lieu of compensation, which were valued at approximately $36,000 based on the closing market price of the Company’s common stock on January 3, 2013.

On January 4, 2013, the Company issued 21,170 shares of common stock valued at approximately $31,000 to the non - management members of the Board of Directors under the Company’s 2007 LTIP.

On January 25, 2013, the Company issued 5,450 shares of common stock to employees under the ESPP in lieu of compensation, which were valued at approximately $12,000 based on the closing market price of the Company’s common stock on July 2, 2012.

From January 1, 2013, until January 30, 2013, the Company repurchased 7,478 shares of common stock at a cost of approximately of $22,000.

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

We believe that the largest single issue facing the automotive aftermarket at this time is the down turn of the global economy, especially its impact on the economies in which we operate. Although new car sales have increased in recent years, the average age of the automobile on the road has also increased. Many U.S. and U.K. automobile owners are retaining their existing automobiles far longer than they may have previously planned. This phenomenon is forcing owners to seek out more economic ways of maintaining their vehicles, and we believe this presents an opportunity to the Company. The need for consumers to maintain their vehicles longer requires service suppliers to offer a wide range of services at highly competitive prices. We believe that this can be achieved only by those businesses that are able to efficiently manage their businesses and find methods to reduce costs without affecting service levels, which may best be done through investments in ‘up to date’ management information systems, specifically those designed for the automotive market. Many businesses are reluctant to make the financial commitment required to purchase a new system and other businesses wishing to invest in new management systems are also finding their access to credit reduced. The unavailability of credit for businesses may have a detrimental effect on our revenues if customers are unable to identify adequate resources necessary to fund purchases. As a means to addressing the lack of availability of credit for customers or potential customers, we have introduced Autopart Online which is a ‘rental’ or SaaS (Software as a Service) version of Autopart. Autopart Online does not require the customer to purchase hardware and software licenses upfront, they simply ‘rent’ the infrastructure and purchase the professional services required to implement the system. We believe that by removing the capital investment associated with Autopart, we will see an increase in interest in our Autopart Online solution.

Our revenue and income is derived primarily from the sale of software, data, e-commerce, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the three months ended December 31, 2012, we generated revenues of $6,754,000 and had net income of $784,000; 68% of these revenues came from the U.K. market. In the six months ended December 31, 2012, we generated revenues of $13,237,000 with net income of $1,408,000; 70% of these revenues came from the U.K. market.

We are headquartered in Tankersley, Barnsley, U.K. and maintain additional offices for our U.S. operating subsidiary in Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Barnsley, Northampton and Wareham.

The software that we sell is mainly a Microsoft Windows™ based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we support in the U.S. cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Autopart product in conjunction with our warehouse management software (WMS) module to new prospects and continue to support our Direct Step product. Both products enable large warehouses with hundreds of thousands of stock keeping units (SKUs) to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we also sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that his client needs, either via the Internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “OpenWebs™.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real-time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers. We do not sell the Direct Step product in the U.K. We do sell Autopart in conjunction with our WMS module to UK-based suppliers. We continue to sell the Autopart product to the jobber market (which are known as “motor factors” in the UK), but sell Autowork Online to the installer market. In the U.K., we also sell our catalog solution, Autocat+, which is an Internet-based identification tool used by the warehouse distributor, jobber and installer.

To date, our management has identified five areas that it believes we need to focus on. The first area is the continued success of Autowork Online, our new “installer” solution in the U.K. The product has been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and, as of December 31, 2012, we had 2,709 subscribers of this service. The product has been localized for the North American market and is being introduced and demonstrated to potential partners.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand. During the three and six month periods ended December 31, 2012, the Company added one sales and marketing person and is actively seeking to recruit additional sales personnel. During the twelve month period ended June 30 2012, the Company added seven sales and marketing personnel.

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

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the fiscal year ending June 30, 2012, a number of new modules were launched including EMI+, a new business intelligence solution with mobile capability and a new warehouse management software module that integrates seamlessly with Autopart. During the three and six month periods ended December 31, 2012, our U.K. SaaS solution, Autowork Online was modified for the North American market.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Impact of Currency Exchange Rate

Our net revenues derived from sales in currencies other than the U.S. dollar was 68% and 70% for the three and six month periods ended December 31, 2012, respectively, as compared to 69% and 72% for the corresponding periods in 2011. As the U.S. dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is negatively impacted. Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM Ltd. subsidiary are translated at the average exchange rate for the period. During the three and six month periods ended December 31, 2012, the exchange rate for MAM’s operating results was US$1.5926 per GBP1, compared with US$1.5919 per GBP1 for the three and six month periods ended December 31, 2011.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates. The exchange rate used for translating our MAM Ltd. subsidiary was US$1.6153 per 1GBP at December 31, 2012 and US$1.5615 per 1GBP at June 30, 2012.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled $1,000 and ($12,000) for the three months ended December 31, 2012 and 2011, respectively, and $296,000 and $(273,000) for the six months ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, we had a backlog of unfilled orders of business management systems of $1,705,000 compared to a backlog of $1,064,000 at December 31, 2011. We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three and six months ended December 31, 2012 compared with the three and six months ended December 31, 2011 were as follows:

Revenues. Revenues were $6,754,000 and $13,237,000 for the three and six months ended December 31, 2012, respectively, an increase of 1% and 3%, respectively, compared with revenues of $6,686,000 and $12,848,000 for the three and six months ended December 31, 2011, respectively. The weakness in the U.S. dollar vs. GBP had a slightly positive effect on reported revenues from our U.K. operations.

Revenues were $6,754,000 for the three months ended December 31, 2012, an increase of $68,000 or 1% compared with revenues of $6,686,000 for the three months ended December 31, 2011. Revenues from our U.K. operations were 2,889,000GBP for the three months ended December 31, 2012; a decrease of 32,000GBP or 1.1%, compared with revenues of 2,921,000GBP for the three months ended December 31, 2011. The weaker U.S. dollar resulted in dollar-denominated revenues of $4,639,000 for 2012 as compared to $4,594,000 during 2011, which is an increase of $45,000. For the three months ended December 31, 2012, U.K. recurring revenues increased 128,000GBP or 6.2% to 2,191,000GBP from 2,063,000GBP and system sales decreased 160,000GBP or 18.6% to 698,000GBP from 858,000GBP. The increase in recurring revenues is primarily the result of increased sales of our Autopart Online product, which contributed to the decrease in system sales. Revenues for our U.S. operations were $2,115,000, for the three months ended December 31, 2012, an increase of $23,000 or 1.1% compared with revenues of $2,091,000 for the three months ended December 31, 2011. Recurring revenues increased $92,000 or 8.1% from $1,136,000 to $1,228,000 while system sales decreased $68,000 or 7.1% to $887,000 from $955,000 for the three months ended December 31, 2012 when compared with the three months ended December 31, 2011.

Revenues were $13,237,000 for the six months ended December 31, 2012, an increase of $389,000 or 3%, compared with revenues of $12,848,000 for the six months ended December 31, 2011. For the six months ended December 31, 2012, recurring revenues increased $640,000 or 7.3% to $9,380,000 from $8,740,000 and system sales decreased $251,000 or 6.1% to $3,857,000 from $4,108,000. Revenues from our U.K. operations were 5,772,000GBP for the six months ended December 31, 2012, a decrease of 30,000GBP or 0.5%, compared with revenues of 5,802,000GBP for the three months ended December 31, 2011. The weaker U.S. dollar resulted in dollar-denominated revenues of $9,193,000 for 2012 as compared to $9,236,000 during 2011, which is a decrease of $43,000. For the six months ended December 31, 2012, U.K. recurring revenues increased 309,000GBP or 7.6% to 4,376,000GBP from 4,067,000GBP and system sales decreased 339,000GBP or 19.5% from 1,396,000GBP to 1,735,000GBP. The increase in recurring revenues is primarily the result of increased sales of our Autopart Online product, which contributed to the decrease in system sales. Revenues for our U.S. operations were $4,044,000 for the six months ended December 31, 2012 an increase of 12% compared with revenues of $3,612,000 for the six months ended December 31, 2011. Recurring revenues increased $145,000 or 6.4% from $2,266,000 to $2,411,000 while system sales increased $288,000 or 21.4% to $1,633,000 from $1,345,000 for the six months ended December 31, 2012 when compared with the six months ended December 31, 2011.

Cost of Revenues. Total cost of revenues for the three and six months ended December 31, 2012, were $2,826,000 and $5,536,000, respectively, compared with $2,649,000 and $5,334,000, for the same periods of December 31, 2011, respectively. The increase in cost of revenues for the three months was 6.7% or $177,000. Our U.K. operations experienced an increase of 15,000GBP from 1,218,000GBP to 1,233,000GBP. This resulted in a dollar denominated increase of $64,000 and the U.S. operations experienced an increase of $122,000. The increase in the cost of revenues for the six months was 3.8% or $202,000. Our U.K. operations experienced an increase of 9,000GBP from 2,430,000GBP to 2,439,000GBP. This resulted in a dollar denominated increase of $12,000. Our U.S. operations experienced an increase of $214,000, primarily the result of increased revenue. The increase in cost of sales was 15.4% and 14.7%, respectively, for the three and six month periods.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
	Ended December 31,
	2012	2011	Variance $	Variance%
Research and development	$844,000	$801,000	$43,000	5.4%
Sales and marketing	821,000	690,000	131,000	19.0%
General and administrative	932,000	976,000	(44,000)	-4.5%
Depreciation and amortization	284,000	297,000	(13,000)	-4.4%
Total Operating Expenses	$2,881,000	$2,764,000	$117,000	4.2%

	For the Six Months
	Ended December 31,
	2012	2011	Variance $	Variance%
Research and development	$1,705,000	$1,605,000	$100,000	6.2%
Sales and marketing	1,633,000	1,289,000	344,000	26.7%
General and administrative	1,828,000	1,875,000	(47,000)	-2.5%
Depreciation and amortization	574,000	598,000	(24,000)	-4.0%
Total Operating Expenses	$5,740,000	$5,367,000	$373,000	6.9%

Operating expenses increased by $117,000, or 4.2% for the three months ended December 31, 2012 compared with the three months ended December 31, 2011, and increased by $373,000 or 6.9% for the six months ended December 31, 2012, compared with the six months ended December 31, 2011. This is due to the following:

Research and Development Expenses. Research and development expenses increased by $43,000 or 5.4% for the three month period ended December 31, 2012 and increased by $100,000 or 6.2% for the six month period ended December 31, 2012 compared to the same periods in the prior fiscal year. The increase for the three and six month periods ended December 31, 2012 is primarily a result of an increase in the number of personnel working on development projects.

Sales and Marketing Expenses. Sales and marketing expenses increased by $131,000 or 19.0% during the three months ended December 31, 2012 as compared with the same period in 2011 and increased by $344,000 or 26.7% for the six months ended December 31, 2012 compared with the six months ended December 31, 2011. This increase is primarily due to an increase in trade show activities, advertising, and the increase of three new sales personnel and related sales expenses. Currently, there are now dedicated sales personnel for the tire market, trader and other vertical markets in the U.K. business unit.

General and Administrative Expenses. General and administrative expenses decreased by $44,000 or 4.5% for the three months ended December 31, 2012 as compared to the same period in 2011, and decreased $47,000 or 2.5% for the six months ended December 31, 2012 as compared with the same period in 2011. The decrease is the result of lower overall expenses in both the U.K. and U.S. business units when compared to 2011.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $13,000, or 4.4%, and $24,000, or 4.0%, for the three and six month periods ended December 31, 2012, respectively, as compared to the same periods in 2011 because of assets being fully depreciated.

Other Income (Expense). Other (expense) income totaled a net expense of $81,000 and $242,000 for the three and six months ended December 31, 2012 and net income of $78,000 and $175,000 for the three and six months ended December 31, 2011. During the three and six month periods ended December 31, 2012, the Company had expenses from the change in fair value of derivative liabilities of $42,000 and $248,000, respectively. During the three and six month periods ended December 31, 2011, the Company had income from the change in fair value of derivative liabilities of $126,000 and $276,000, respectively. Other income for the six month period ended December 31, 2012 includes a gain of $73,000 on the settlement from the retirement of a portion of the derivative liability and a gain of $13,000 from the net settlement of a liability.

Interest Expense. Interest expense decreased by $9,000 or 18.8% to $39,000 from $48,000 for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, and decreased $21,000 or 20.8% to $80,000 from $101,000 for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011. The decrease in interest expense is related to a reduction in our total interest bearing liabilities and a reduction in amortization of debt discount and debt issuance costs, which are included in interest expense.

Income Taxes. Income taxes decreased by $90,000, or 33.1%, to $182,000 from $272,000 for the three month period ended December 31, 2012, and decreased by $201,000, or 39.3%, to $311,000 from $512,000 for the six month period ended December 31, 2012 as compared to the same periods in 2011 because of reduced earnings.

Net Income. As a result of the above, we recorded net income of $784,000 for the three month period ended December 31, 2012, compared with a net income of $1,079,000 for the three month period ended December 31, 2011, and realized a net income of $1,408,000 for the six months ended December 31, 2012, compared with a net income of $1,810,000 for the six months ended December 31, 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in Europe, but with the introduction of new products and our efforts to streamline our U.S. operations, our U.S. operating companies generated a profit for the three and six months ended December 31, 2012. While there is no guarantee that the trend in profitability in the U.S. will continue, based on our current backlog we expect to see a continued increase in overall revenues and earnings from U.S. operations in fiscal 2013. The Company is not capital intensive and currently is generating cash flow in excess of earnings.

At December 31, 2012, we had cash and cash equivalents of $2,516,000, a decrease of $1,112,000 from June 30, 2012. During the six months ended December 31, 2012 we reduced our HSBC Term Loan by $376,000 and our secured term debt by $21,000, had capital expenditures of $72,000, and the purchase of approximately $1,389,000 in treasury stock using internally generated funds and working capital.

We expect to see continued positive earnings and cash flow from both the U.S. and U.K. operations during the balance of fiscal 2013, with continued growth in revenues and operating income from the U.S. operations. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by our U.S. operation which are currently being released to customers, and the continued growth of our Autopart line of products in the U.S. market.

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

Working Capital

Working capital at December 31, 2012 was $2,041,000, an increase of $367,000 from our working capital of $1,674,000 at June 30, 2012. The increase in working capital resulted from continued profitable operations and was achieved after capital expenditures $72,000, the repurchase of 549,187 shares of common stock at a cost of approximately $1,389,000 and the repurchase of outstanding warrants for $475,000.

We intend to continue to work at maximizing customer retention by supplying and developing products that streamline and simplify customer operations, thereby increasing their profit margin. By supporting our customers’ recurring revenues, we expect to continue to build our own revenue stream. We believe that we can continue to grow our customer base through additional sales personnel, targeted media and marketing campaigns and products that completely fit clients’ requirements. We also intend to service existing clients to higher levels and increasingly partner with them in order that we and our clients can simultaneously achieve mutual objectives.

Revenues in the U.K. and U.S. are generating positive cash flow and are sufficient to cover corporate expenses resulting in a positive cash flow for the quarter and six month periods. Our current plans still require us to hire additional sales and marketing staff, to expand within the U.S. market, to target new vertical markets effectively in the U.K. and to support expanded operations overall.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting new vertical markets for our Autopart product.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2012.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the Company’s second fiscal quarter of the fiscal year ending June 30, 2013 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 4, 2013, the Company issued 1,155 shares of common stock to employees under the ESPP in lieu of compensation, which were valued at approximately $2,000 based on the closing market price of the Company’s common stock on July 2, 2012.

On January 4, 2013, the Company issued 5,354 shares of common stock to a certain directors in lieu of compensation, which were valued at approximately $16,000 based on the closing market price of the Company’s common stock on January 3, 2013.

On January 4, 2013, the Company issued 11,900 shares of common stock to a certain officer in lieu of compensation, which were valued at approximately $36,000 based on the closing market price of the Company’s common stock on January 3, 2013.

On January 4, 2013, the Company issued 21,170 shares of common stock valued at approximately $31,000 to the non - management members of the Board of Directors under the Company’s 2007 LTIP.

On January 25, 2013, the Company issued 5,450 shares of common stock to employees under the ESPP in lieu of compensation, which were valued at approximately $12,000 based on the closing market price of the Company’s common stock on July 2, 2012.

The above transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated hereunder as a transaction by the Company not involving any public offering and the recipients either met the “accredited investor” criteria required by the rules and regulations promulgated under the Securities Act or had access to information concerning the Company and were in a position to evaluate the merits of the grants of stock in lieu of cash compensation. Further, transfer of the Common Stock was restricted in accordance with the requirements of the Securities Act of 1933, as amended.

Share repurchase activity during the six months ended December 31, 2012 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2012 – July 31, 2012	143,832	$2.26	143,832	$3,994,285
August 1, 2012 – August 31, 2012	184,541	$2.24	184,541	$3,581,499
September 1, 2012 – September 30, 2012	8,110	$2.49	8,110	$3,561,279
Total For Three Months Ended September 30,2012	336,483	$2.26	336,483

October 1, 2012 – October 31, 2012	104,111	$2.99	104,111	$3,249,923
November 1, 2012 – November 30, 2012	5,296	$2.97	5,296	$3,234,180
December 1, 2012 – December 30, 2012	103,297	$2.94	103,297	$2,930,709
Total Six Months Ended December 31,2012	549,187	$2.53	549,187

(1)	The shares repurchased in the six months ended December 31, 2012 were under our stock repurchase program that was originally announced November 8, 2011, with an authorized level of $250,000, which was increased an additional $500,000 on December 19, 2011, which was increased an additional $2.0 million on March 5, 2012, which was increased an additional $2.0 million (or $4.75 million in the aggregate) on June 22, 2012.

(2)	On September 28, 2012, our Board of Directors authorized an increased in the existing stock repurchase program for us to repurchase an additional $2.0 million (or $6.75 million in the aggregate since the beginning of the calendar year 2012) of our outstanding shares of common stock from time to time, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan previously established by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

MAM Software Group, Inc.

Date: February 1, 2013	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2013	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

- 11 -