Form 10-Q/A
period 2012-12-31
MAM SOFTWARE GROUP, INC.
filed 2013-02-01
CIK 832488

AMENDMENT TO QUARTERLY REPORT

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

The registrant had 13,877,683 shares of its common stock outstanding as of January 30, 2013.

EXPLANATORY NOTE

 We are filing this Amendment No. 1 (the “Amendment”) to our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2012, filed on February 1, 2013, to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T and other minor changes.

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