Form 10-Q
period 2013-03-31
MAM SOFTWARE GROUP, INC.
filed 2013-05-07
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2013

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

Yes ☐ No ☒

The registrant has 14,118,491 shares of its common stock outstanding as of May 6, 2013.

PART I—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Ltd.” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “MAM US” refers to MAM Software, Inc. and (iv) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc. As of April 10, 2013, MAM Software Inc. merged with ASNA and ASNA changed its name to MAM Software, Inc. The term “ASNA” referred to Aftersoft Network, N.A., Inc. and its operating subsidiaries prior to the April 10, 2013 merger with MAM Software, Inc.

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2013	June 30, 2012
	(Unaudited)	Audited
ASSETS
Current Assets
Cash and cash equivalents	$2,884	$3,628
Accounts receivable, net of allowance of $83 and $108	3,622	3,507
Inventories	231	358
Prepaid expenses and other current assets	1,683	957
Total Current Assets	8,420	8,450

Property and Equipment, Net	691	664

Other Assets
Goodwill	8,974	9,158
Amortizable intangible assets, net	817	1,361
Software development costs, net	1,004	1,106
Other long-term assets	204	45
TOTAL ASSETS	$20,110	$20,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,248	$1,327
Accrued expenses and other	1,726	2,011
Payroll and other taxes	600	580
Derivative liabilities	-	442
Current portion of long-term debt	504	759
Current portion of deferred revenue	620	381
Sales tax payable	736	709
Income tax payable	444	567
Total Current Liabilities	5,878	6,776

Long-Term Liabilities
Deferred revenue, net of current portion	91	130
Deferred income taxes	83	169
Long-term debt, net of current portion	-	283
Other	252	285
Total Liabilities	6,304	7,643
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 14,767,468 shares issued and 14,093,787 shares outstanding at March 31, 2013 and 15,492,730 shares issued and 14,296,105 shares issued and outstanding at June 30, 2012	1	2
Additional paid-in capital	31,521	33,453
Accumulated other comprehensive loss	(1,163)	(930)
Accumulated deficit	(14,807)	(17,027)
Treasury stock at cost, 673,681 shares and 1,196,625 shares at March 31, 2013 and June 30, 2012, respectively	(1,746)	(2,357)
Total Stockholders' Equity	13,806	13,141
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,110	$20,784

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues	$6,825	$6,130	$20,062	$18,978
Cost of revenues	2,907	2,688	8,443	8,022
Gross profit	3,918	3,442	11,619	10,956

Operating expenses
Research and development	850	823	2,555	2,428
Sales and marketing	810	615	2,443	1,904
General and administrative	919	889	2,747	2,803
Depreciation and amortization	285	300	859	898
Total operating expenses	2,864	2,627	8,604	8,033

Operating income	1,054	815	3,015	2,923

Other income (expense)
Interest expense	(34)	(47)	(114)	(148)
Gain on settlement of liabilities	-	-	13	96
Gain on settlement of derivative liabilities	58	-	131	-
Change in fair value of derivative liabilities	(23)	(95)	(271)	181
Total other income (expense), net	1	(142)	(241)	129

Income before provision for income taxes	1,055	673	2,774	3,052
Provision for income taxes	243	246	554	758
Net income	812	427	2,220	2,294

Foreign currency translation gain (loss)	(529)	381	(233)	108
Total comprehensive income	$283	$808	$1,987	$2,402

Earnings per share attributed to common stockholders:
Basic	$0.07	$0.03	$0.17	$0.16
Diluted	$0.06	$0.03	$0.17	$0.16
Weighted average shares outstanding:
Basic	12,459,071	13,904,582	12,732,179	14,132,970
Diluted	12,633,359	14,173,986	12,892,100	14,397,939

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31,	March 31,
	2013	2012

Cash flows from operating activities:
Net income	$2,220	$2,294
Adjustments to reconcile net income to net cash provided by operating activities:

Bad debt expense	(25)	55
Depreciation and amortization	859	898
Amortization of debt discount and debt issuance costs	9	20
Fair value of stock issued for compensation	321	138
Gain on settlement of derivative liabilities	(131)	-
Gain on settlement of liabilities	(13)	(96)
Deferred income taxes	(86)	(55)
Change in fair value of derivative liabilities	271	(181)
Changes in assets and liabilities:
Accounts receivable	(160)	(59)
Inventories	122	58
Prepaid expenses and other assets	(909)	75
Accounts payable	(46)	180
Accrued expenses and other liabilities	(315)	(100)
Deferred revenue	210	(44)
Sales tax payable	46	(157)
Net cash provided by operating activities	2,373	3,026

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

Cash flows from investing activities :
Purchase of property and equipment	(211)	(94)
Capitalized software development costs	(57)	(10)
Net cash used in investing activities	(268)	(104)

Cash flows from financing activities:

Repurchase of outstanding warrants	(644)	-
Payments for treasury stock	(1,631)	(868)
Payments on debt	(529)	(575)
Net cash used in financing activities	(2,804)	(1,443)

Effect of exchange rate changes	(45)	(142)

Net change in cash and cash equivalents	(744)	1,337

Cash and cash equivalents, beginning of period	3,628	2,770
Cash and cash equivalents, end of period	$2,884	$4,107

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$95	$115
Income taxes	$698	$812

Supplemental disclosures of non-cash investing and financing activities :
Issuance of stock options in settlement of accrued liabilities	$40	$62
Issuance of common stock in settlement of accrued liabilities	$11	$106
Treasury stock retired	$2,242	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by MAM Software Group, Inc., (“MAM” or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. Certain information normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the SEC on September 13, 2012. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MAM is a leading provider of business and supply chain management solutions primarily to automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom (“U.K.”) and MAM Software, Inc. (“MAM US”) has offices in the United States (“U.S.”) in Allentown, Pennsylvania. As of April, 10, 2013, MAM Software, Inc. merged with Aftersoft Network, N.A., Inc. and Aftersoft Network, N.A., Inc. changed its name to MAM Software, Inc. Prior to the merger, Aftersoft Network, N.A., Inc. had one wholly owned operating subsidiary (i) MAM Software, Inc., and two inactive wholly owned subsidiaries, (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania. MAM has offices in Allentown, Pennsylvania.

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

Cash and Cash Equivalents

In the U.S., the Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2013, the Company did not have balances in these accounts in excess of the FDIC insurance limits. For banks outside of the U.S., the Company maintains its cash accounts at financial institutions which it believes to be credit worthy. Bank accounts maintained outside the U.S. are not insured. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

No customer accounted for more than 10% of the Company’s accounts receivable at March 31, 2013 and June 30, 2012. No customer accounted for more than 10% of the Company’s revenues for the three and nine month periods ended March 31, 2013 and 2012.

Segment Reporting

The Company operates in one reportable segment. The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single operating segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 30% of its revenues from the U.S., 1% from Canada and 69% from its U.K. operations during the three months ended March 31, 2013, compared to 25% of its revenues from the U.S., 1% from Canada and 74% from the U.K. for the three months ended March 31, 2012.

The Company derived 29% of its revenues from the U.S., 1% from Canada and 70% from its U.K. operations during the nine months ended March 31, 2013 compared to 26% of its revenues from the U.S., 1% from Canada and 73% from its U.K. operations during the nine months ended March 31, 2012.

At March 31, 2013, the Company maintained 73% of its net property and equipment in the U.K. and the remaining 27% in the U.S. At June 30, 2012, the Company maintained 67% of its net property and equipment in the U.K. and the remaining 33% in the U.S.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of income and comprehensive income. Depreciation and amortization expense was $49,000 and $49,000 for the three months ended March 31, 2013 and 2012, respectively, and was $142,000 and $147,000 for the nine months ended March 31, 2013 and 2012, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $58,000 and $72,000 for the three months ended March 31, 2013 and 2012, respectively, and $180,000 and $213,000 for the nine months ended March 31, 2013 and 2012, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of 8 to 10 years. Amortization expense on amortizable intangible assets was $178,000 and $179,000 for the three months ended March 31, 2013 and 2012, respectively, and $537,000 and $538,000 for the nine months ended March 31, 2013 and 2012, respectively.

Goodwill

Goodwill and intangible assets that have indefinite useful lives are not to be amortized but rather are tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of March 31, 2013, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the nine months ended March 31, 2013, goodwill activity was as follows:

Balance, July 1, 2012	$9,158,000
Effect of exchange rate changes	(184,000)
Balance, March 31, 2013	$8,974,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2013, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

March 31, 2013

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

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“LTIP”). Stock awarded under the LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5 because the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms, and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time. Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010, July 1, 2011, July 1, 2012, and April 1, 2013, for each respective stock award. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2013 and 2012 and issued stock options to employees in fiscal 2013 and 2012 under the LTIP (see Note 5).

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

March 31, 2013

(Unaudited)

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying condensed consolidated balance sheets.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the term of the service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2013 and 2012, advertising expense totaled $77,000 and $41,000, respectively. For the nine months ended March 31, 2013 and 2012, advertising expense totaled $296,000 and $159,000, respectively.

Gain on Settlement of Liabilities

The Company realized $13,000 of income from a settlement with a creditor for the nine months ended March 31, 2013, which is included in other income (expense) in the accompanying condensed consolidated statements of income and comprehensive income.

The Company realized $96,000 of income from a settlement with a creditor for the nine months ended March 31, 2012, which is included in other income (expense) in the accompanying condensed statements of income and comprehensive income.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the period-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. Comprehensive (loss) income totaled ($529,000) and $381,000 for the three months ended March 31, 2013 and 2012, respectively, and ($233,000) and $108,000 for the nine months ended March 31, 2013 and 2012, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended March 31, 2013 and 2012, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed consolidated balance sheets at March 31, 2013 and June 30, 2012, and has not recognized interest and/or penalties in the condensed consolidated statements of income and comprehensive income for the three and nine months ended March 31, 2013 and 2012.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three and nine months ended March 31, 2013 there were 174,288 and 159,921 common share equivalents included in the computation of DEPS. For the three and nine months ended March 31, 2013, 1,447,613 shares of common stock, vest based on the market price of the Company’s common stock and were excluded from the computation of diluted earnings per share because the shares have not vested and 4,722 common stock purchase warrants were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

For the three and nine months ended March 31, 2012 there were 269,404 and 264,969 common share equivalents included in the computation of DEPS. For the three and nine months ended March 31, 2012, 370,836 common stock purchase warrants and stock options were excluded from the computation of DEPS as their effect would have been anti-dilutive.

The following tables present the computation of the basic and diluted earnings per share of the three and nine months ended March 31, 2013 and March 31, 2012, respectively:

Three Months Ended March 31,	2013	2012
Numerator:
Net income	$812,000	$427,000

Denominator:
Basic weighted-average shares outstanding	12,459,071	13,904,582
Effect of dilutive securities	174,288	269,404
Diluted weighted-average shares outstanding	12,633,359	14,173,986
Basic earnings per common share	$0.07	$0.03
Diluted earnings per common share	$0.06	$0.03

Nine Months Ended March 31,	2013	2012
Numerator:
Net income	$2,220,000	$2,294,000

Denominator:
Basic weighted-average shares outstanding	12,732,179	14,132,970
Effect of dilutive securities	159,921	264,969
Diluted weighted-average shares outstanding	12,892,100	14,397,939
Basic earnings per common share	$0.17	$0.16
Diluted earnings per common share	$0.17	$0.16

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

The Company had certain common stock purchase warrants that were accounted for as derivative liabilities as they did not meet the requirements to be treated as equity instruments. On September 26, 2012, the Company repurchased a portion of the outstanding warrants that were accounted for as derivative liabilities having a fair value of $396,000 and $548,000 on June 30, 2012 and September 26, 2012, respectively. The fair value of these derivative liabilities increased during the period ended September 26, 2012 and as a result, the Company recognized a loss of approximately ($152,000) from the change in fair value of the derivative liability for the period ended September 26, 2012. The Company repurchased the warrants for $475,000 and recorded a gain on settlement of derivative liabilities of $73,000 for the nine months ended March 31, 2013. On February 21, 2013, the Company repurchased the remaining outstanding warrants that were accounted for as derivative liabilities having a fair value of $46,000 and $165,000 on June 30, 2012 and February 21, 2013, respectively. The fair value of these derivative liabilities increased during the period ended February 21, 2013 and as a result, the Company recognized a loss of approximately, $119,000, from the change in fair value of the derivative liability for the period ended February 21, 2013. The Company repurchased the warrants for $107,000 and recorded a gain on settlement of derivative liabilities of $58,000 for the three and nine month periods ended March 31, 2013.

As of March 31, 2013, the Company had no warrants outstanding that are treated as derivative liabilities. Prior to March 31, 2013, these warrants were treated as derivatives and changes in the fair value were recognized in earnings. These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

	March 31,	June 30,
	2013	2012
Annual dividend yield	0.0%	0.0%
Expected life (years)	0.86 – 1.25	1.5 -2.25
Risk-free interest rate	0.15% - 0.18%	0.25%– 0.33%
Expected volatility	27% - 32%	28% - 91%

Expected volatility was based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company had no reason to believe future volatility over the expected remaining life of these warrants was likely to differ materially from historical volatility. The expected life was based on the remaining term of the warrants, prior to repurchases. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the warrants.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Liabilities measured at fair value on a recurring basis are summarized as follows:

March 31, 2013 (Unaudited)	Level 1	Level 2	Level 3	Total
Derivative liabilities related to fair value of warrants	$-	$-	$-	$-

June 30, 2012	Level 1	Level 2	Level 3	Total
Derivative liabilities related to fair value of warrants	$-	$-	$442,000	$442,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of July 1, 2012	$442,000
Change in fair value of derivative liabilities	271,000
Repurchase of warrants	(713,000)
Balance as of March 31, 2013	$-

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended March 31, 2013 and 2012, respectively.

NOTE 3. LONG -TERM DEBT

Long-term debt consists of the following as of March 31, 2013 and June 30, 2012:

	March 31,	June 30,
	2013	2012
	Unaudited
HSBC term loan	$465,000	$945,000
Secured notes	39,000	97,000
	504,000	1,042,000
Less current portion	(504,000)	(759,000)
Long term portion	$-	$283,000

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

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at March 31, 2013. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event of the Term Loan being refinanced to another lender.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $2,000 and $9,000 for the three and nine months ended March 31, 2013, respectively. Amortization expense was $6,000 and $20,000 for the three and nine months ended March 31, 2012, respectively.

The HSBC Term Loan contains various financial covenants. As of March 31, 2013, the Company was in compliance with all such covenants.

Secured Notes

The Company has secured notes totaling $39,000 payable over 8 months with monthly payments ranging from $980 to $2,700 which will mature through fiscal 2014. The notes bear interest rates of 5.49% to 9.54% and are secured by equipment with a net carrying value of $245,000 and $277,000 as of March 31, 2013 and June 30, 2012, respectively.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of these proceedings could have a material adverse effect on the consolidated financial position or results of operations of the Company.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. In connection with its customers’ contracts the Company indemnifies the customer that the software provided does not violate any U.S. patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

MAM Ltd. has agreed to indemnify HSBC and others from and against all and any liability they might incur in the exercise of any powers, authorities and discretions under or in connection with the HSBC Term Loan (see Note 3).

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended September 30, 2009, the Company approved the issuance of 115,682 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly During the quarter ended September 30, 2012, the Company issued 8,494 shares of common stock valued at $9,000.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. During the quarter ended September 30, 2012, the Company issued 11,693 shares of common stock valued at $10,000. During the quarter ended December 31, 2012, the Company issued 11,693 shares of common stock valued at $9,000. During the quarter ended March 31, 2013, the Company issued 9,505 shares of common stock valued at $8,000.

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. During the quarter ended September 30, 2012, the Company issued 7,109 shares of common stock valued at $13,000. During the quarter ended December 31, 2012, the Company issued 6,721 shares of common stock valued at $12,000. During the quarter ended March 31, 2013, the Company issued 5,340 shares of common stock valued at $9,000.

During the quarter ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. No shares were issued during the quarter ended September 30, 2012. During the quarter ended December 31, 2012, the Company issued 7,633 shares of common stock valued at $17,000. During the quarter ended March 31, 2013, the Company issued 6,325 shares of common stock valued at $14,000.

From July 1, 2012 until March 31, 2013, the Company repurchased 622,815 shares of the common stock at a cost of approximately $1,631,000.

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

On January 4, 2013, the Company issued 11,900 shares of common stock to a certain officer in lieu of compensation, valued at approximately $36,000 based on the closing market price of the Company’s common stock on January 3, 2013.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

On January 25, 2013, the Company issued 5,450 shares of common stock to employees under the ESPP in lieu of compensation, which were valued at approximately $12,000 based on the closing market price of the Company’s common stock on July 2, 2012.

Treasury Stock

From November 2011 through September 2012, the Board of Directors authorized the repurchase of up to $6,750,000 of the Company’s common stock. As of March 31, 2013, the Company has repurchased 1,863,152 shares at a cost of approximately $4,061,000 and has remaining approval to repurchase $2,689,000 of common stock. As of June 30, 2012, the Company repurchased 1,240,337 shares at a cost of approximately $2,430,000. On June 15, 2012, the Company retired 43,712 shares of common stock that were acquired at an approximate cost of $73,000 and on July 25, 2012, the Company retired 1,145,759 shares of common stock at an approximate cost of $2,242,000.

Stock-Based Compensation:

The Company granted common stock options to employees during fiscal 2013 under the Company’s LTIP. A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2012	171	$0.91
Options granted	23	2.13
Options exercised	-	-
Options cancelled	-	-
Options outstanding –March 31, 2013	194	$1.06	8.04	$514
Options exercisable - March 31, 2013	194	$1.06	8.04	$514
Options exercisable and expected to vest - March 31, 2013	194	$1.06	8.04	$514

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Nine Months Ended
March 31,
2013
Expected term (in years)	5.0
Expected volatility	121%
Risk-free interest rate	0.69%
Expected dividends	-
Weighted-average grant date fair value per share	$1.76

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

The initial value of the common stock grant was approximately $390,000 and as of March 31, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $261,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $34,000 of expense for the three months and $104,000 of expense for the nine months ended March 31, 2013.

On March 1, 2013, the Board of Directors approved the issuance of 282,254 restricted shares of Company common stock to a certain subsidiary officer pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to the officer and are being held in escrow until they vest. The Stock Grants will vest according to the following schedule:

-	20% when the market price of the Company’s common stock trades at or above $5 for the previous 30 day volume weighted average price (“VWAP”)

-	30% when the market price of the Company’s common stock trades at or above $6 for the previous 30 day VWAP.

-	30% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.

-	20% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $109,000 and as of March 1, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $104,000. The shares were valued using a Monte Carlo Simulation with a two year life, 39.6% volatility and a risk free interest rate of 0.25%. The Company recognized $5,000 of expense for the three and nine months ended March 31, 2013.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

Employee Stock Purchase Plan

On September 21, 2011, the Company approved the MAM Software Group, Inc. Employee Stock Purchase Plan (“ESPP” or the “Plan”). On December 16, 2011 the Company’s shareholders approved the ESPP. Under the ESPP the Company will grant eligible employees the right to purchase Common Stock through payroll deductions at a price equal to the lesser of 85 percent of the fair market value of a share of Common Stock on the Exercise Date of the current Offering Period or 85 percent of the fair market value of our Common Stock on the Grant Date of the Offering Period. No employee will be granted an option to purchase more than $2,400 of fair market value common stock in a calendar year. The Plan is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. The Plan covers a maximum of 100,000 shares of Common Stock which will be offered to employees until January 2, 2022 or until the Plan is terminated by the Board of Directors.

During the quarter ended March 31, 2013, the Company issued 5,450 shares of common stock to employees under the ESPP in lieu of compensation, which were valued at approximately $12,000 based on the closing market price of the Company’s common stock on July 2, 2012. During the quarter ended March 31, 2012, the Company issued 2,385 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $3,000 based on the closing market price of the Company’s common stock on December 31, 2011.

Warrants

During the three month period ending March 31, 2013, the Company repurchased 117,986 warrants with exercise prices of $0.80 to $3.00 for approximately $62,000 and reduced additional paid-in capital.

NOTE 7. SUBSEQUENT EVENTS

On April 8, 2013, the Company issued 3,534 shares of common stock to a certain directors in lieu of cash compensation, which were valued at approximately $13,000 based on the closing market price of the Company’s common stock on April 1, 2013.

On April 8, 2013, the Company issued 21,170 shares of common stock valued at approximately $31,000 to the non - management members of the Board of Directors under the Company’s 2007 LTIP.

On April 1, 2013, the Company approved the issuance of 66,169 shares of common stock to non-management members of the Board of Directors under the Company’s 2007 LTIP in respect to quarterly compensation. The shares vest over a three year period and are issued quarterly.

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

Overview

MAM Software Group, Inc. (“MAM,” the “Company,” “we,” “our,” or “us”) is a technology holding company that has one wholly owned subsidiary based in the U.S., MAM Software, Inc. (“MAM US”) which is located in Allentown, Pennsylvania, and one in the U.K., MAM Software Limited (“MAM Ltd.”) based in Tankersley, Barnsley, U.K.. The subsidiaries operate independently from one another. As of April, 10, 2013, MAM Software, Inc. merged with Aftersoft Network, N.A., Inc. and Aftersoft Network, N.A., Inc. changed its name to MAM Software, Inc. Prior to the merger, Aftersoft Network, N.A., Inc. had one wholly owned operating subsidiary (i) MAM Software, Inc., and two inactive wholly owned subsidiaries, (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania. MAM has offices in Allentown, Pennsylvania. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

We believe that the largest single issue facing the automotive aftermarket at this time is the downturn of the global economy, especially its impact on the economies in which we operate. Although new car sales have increased in recent years, the average age of the automobile on the road has also increased. Many U.S. and U.K. automobile owners are retaining their existing automobiles far longer than they may have previously planned. This phenomenon is forcing owners to seek out more economic ways of maintaining their vehicles, and we believe this presents an opportunity for the Company because the need for consumers to maintain their vehicles longer requires service suppliers to offer a wide range of services at highly competitive prices. We believe that this can be achieved only by those businesses that are able to efficiently manage their businesses and find methods to reduce costs without affecting service levels, which may best be done through investments in ‘up to date’ management information systems, specifically those designed for the automotive market. Many businesses are reluctant to make the financial commitment required to purchase a new system and other businesses wishing to invest in new management systems are also finding their access to credit reduced. The unavailability of credit for businesses may have a detrimental effect on our revenues if customers are unable to identify adequate resources necessary to fund purchases. As a means to addressing the lack of availability of credit for customers or potential customers, we have introduced Autopart Online which is a ‘rental’ or SaaS (Software as a Service) version of Autopart. Autopart Online does not require the customer to purchase hardware and software licenses upfront, they simply ‘rent’ the infrastructure and purchase the professional services required to implement the system. We believe that by removing the capital investment associated with Autopart, we will see an increase in interest in our Autopart Online solution.

Our revenue and income is derived primarily from the sale of software, data, e-commerce, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the three months ended March 31, 2013, we generated revenues of $6,825,000 and had net income of $812,000; 69% of these revenues came from the U.K. market. During the nine months ended March 31, 2013, we generated revenues of $20,062,000 with net income of $2,220,000; 70% of these revenues came from the U.K. market. Our corporate offices are located in Tankersley, Barnsley, U.K. and we maintain additional offices for our U.S. operating subsidiary in Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Barnsley, Northampton and Wareham.

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

The first area is the continued success of Autowork Online, our ‘cloud’-based “installer” solution in the U.K. The product has been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and, as of March 31, 2013, we had 2,678 subscribers of this service in the UK. The product has been localized for the North American market and is being introduced and demonstrated to potential partners.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand. During the three and nine month periods ended March 31, 2013, the Company added eight sales and marketing person and is actively seeking to recruit additional sales personnel. During the twelve month period ended June 30, 2012, the Company added seven sales and marketing personnel.

The third area is within the U.K. market and we are continually working to sustain the levels of growth in the U.K. business by introducing Autopart Online to our automotive customers and prospects and also by focusing on additional vertical markets, which share common characteristics and industry dynamics to that of the automotive market. We have developed a reputation of high levels of service and knowledge within the automotive market and are now working on replicating this reputation in these additional vertical markets. Our management intends to carefully monitor this expansion as a result of the current state of the global economy. Our Autopart Online offering is considered a cloud computing program.

Cloud computing is the current terminology for describing the delivery of software-as-a-service ("SaaS"). Market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for them to purchase supporting software and hardware for an on-premise system or the need to large levels of internal staff to monitor and upgrade such a system. Through cloud computing, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, thereby reducing their need to buy and maintain their own IT resources. As a part of our cloud model, we also provide activation and training services to our customers as well as support services, The cloud computing model differs in many respects from the traditional on-premise software model: rather than significant sales of a software program and related implementation costs at the outset of a contract, the cloud or SaaS model is premised on recurring revenues and services revenues.  Subscription revenues from a cloud-based offering and customer support and maintenance revenues are the primary components of recurring revenues, and the majority of services revenues are derived from implementation consulting services. Our SaaS product offering has deployment and implementation efficiencies, increased efficiencies in support, reduction in distribution costs and results in improved margin vs. revenue from an on-premise system sale. As we promote our cloud-based solution and increase our Autopart Online revenue, we expect to experience a short term reduction in total revenue from our UK operations due to differences in recognized revenue relative to a traditional on-premise system sale.

The fourth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the fiscal year ending June 30, 2012, a number of new modules were launched including EMI+, a new business intelligence solution with mobile capability and a new warehouse management software module that integrates seamlessly with Autopart. During the three and nine month periods ended March 31, 2013, our U.K. SaaS solution, Autowork Online was modified for the North American market.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 70% and 71% for the three and nine month periods ended March 31, 2013, respectively, as compared to 75% and 74% for the corresponding periods in 2012. As the U.S. Dollar strengthens in relation to the British Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is negatively impacted. Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM Ltd. subsidiary are translated at the average exchange rate for the period. During the three and nine month periods ended March 31, 2013, the exchange rate for MAM Ltd.’s operating results was U.S. $1.5797 per GBP, compared with U.S. $1.5848 per GBP for the three and nine periods ended March 31, 2012.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates. The exchange rate used for translating our MAM Ltd. subsidiary was US$1.5189 per GBP at March 31, 2013 and US$1.5615 per GBP at June 30, 2012.

Currency translation (loss) and gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($529,000) and $381,000 for the three months ended March 31, 2013 and 2012, respectively, and ($233,000) and $108,000 for the nine months ended March 31, 2013 and 2012, respectively.

Results of Operations

Our results of operations for the three and nine months ended March 31, 2013 compared with the three and nine months ended March 31, 2012 were as follows:

Revenues. Revenues were $6,825,000 and $20,062,000 for the three and nine months ended March 31, 2013, respectively, an increase of $695,000 or 11.3% and $1,084,000 or 5.7%, respectively, compared with revenues of $6,130,000 and $18,978,000 for the three and nine months ended March 31, 2012, respectively.

U.S. operations increased revenue by $481,000 and the U.K. operation increased revenue by $214,000 for the three month period. U.S. operations increased revenue by $913,000 and the U.K. operation increased revenue by $171,000 for the nine month period. Our U.S. operation experienced higher revenues for the three and the nine month periods ended March 31, 2013 than it did during the 2012 periods due to increased recurring revenue and increased software revenue for the year. U.K. revenues were positively impacted by the increase recurring revenue which was partially offset by the decrease in system sales.

Revenues in the U.K. for the three months ended March 31, 2013 were 3,068,000GBP vs. 2,902,000GBP in March 31, 2012, an increase of 166,000GBP or 5.7%. Revenues in the U.K. for the nine months ended March 31, 2013 were 8,840,000GBP vs. 8,704,000GBP for March 31, 2012, an increase of 136,000GBP or 1.6%. Revenue from our U.K. subscribers to Autowork Online, our ‘cloud’ based application, in the U.K. have increased each month of this fiscal year and totaled $367,000 for the three months and $1,038,000 for the nine months ended March 31, 2013 as compared to $300,000 for the three months and $849,000 for the nine months ended March 31, 2012, respectively. The U.K. was negatively impacted by the growth of our Autopart Online product (SaaS offering). Autopart Online generated $90,000 in revenue for the three months ended March 31, 2013 and $192,000 for the nine months ended March 31, 2013, which represents approximately $135,000 and $399,000 less respectively than had the Autopart Online product been sold as a traditional on-premise system sale.

The strength of the U.S. dollar vs. the British Pound for the quarter ended March 31, 2013 when compared to the quarter ended March 31, 2012 had a negative effect on reported revenue for our U.K. operations and resulted in dollar denominated revenue of $4,772,000 for the three months ended March 31, 2013 as compared to $4,558,000 for the three months ended March 31, 2012, an increase of $214,000 or 4.7%. The strength of the U.S. dollar vs. the British Pound for the nine months ended March 31, 2013 when compared to the nine months ended March 31, 2012 had a negative effect on reported revenue for our U.K. operations and resulted in dollar denominated revenue of $13,965,000 for the nine months ended March 31, 2013 vs. $13,794,000 for the 2012 period, an increase of $171,000 or 1.2%.

As of March 31, 2013, we had a backlog of unfilled orders of business management systems of $1,705,000 compared to a backlog of $1,404,000 at March 31, 2012. We expect to recognize approximately 65% of such backlog during the next six months.

Cost of Revenues. Total cost of revenues for the three and nine months ended March 31, 2013 were $2,907,000 and $8,443,000, respectively, compared with $2,688,000 and $8,022,000 for the same periods ended March 31, 2012, respectively. The increase in cost of revenues for the three months was 8.1% or $219,000. Our U.S. operations experienced an increase of $159,000 or 19.8% to $958,000 from $799,000, the result of increased revenues. Our U.K. operations experienced an increase of 51,000GBP from 1,203,000GBP to 1,254,000GBP. The stronger U.S. dollar resulted in a dollar denominated increase of $60,000 to $1,949,000 from $1,889,000.

Our U.K. operation experienced an increase in cost of revenues for the nine months to 3,684,000GBP from 3,642,000GBP, an increase of 42,000GBP or 1.2%. The stronger U.S. dollar resulted in dollar denominated cost of revenues of $5,820,000 for 2013 compared with $5,771,000 for the nine months ended March 31, 2013, an increase of $49,000. Our U.S. operations experienced an increase of $373,000 or 16.5% to $2,624,000 from $2,251,000, the result of increased revenues. This resulted in a total increase of $421,000 or 5.2%.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
(In thousands)	Ended March 31,
	2013	2012	$ Variance	% Variance

Research and development	$850,000	$823,000	$27,000	3.3%
Sales and marketing	810,000	615,000	195,000	31.7%
General and administrative	919,000	889,000	30,000	3.4%
Depreciation and amortization	285,000	300,000	(15,000)	-5.0%
Total Operating Expenses	$2,864,000	$2,627,000	$237,000	9.0%

(In thousands)	For the Nine Months Ended March 31,
	2013	2012	$Variance	%Variance

Research and development	$2,555,000	$2,428,000	$127,000	5.2%
Sales and marketing	2,443,000	1,904,000	539,000	28.3%
General and administrative	2,747,000	2,803,000	(56,000)	-2.0%
Depreciation and amortization	859,000	898,000	(39,000)	-4.3%
Total Operating Expenses	$8,604,000	$8,033,000	$571,000	7.1%

Operating expenses increased by $237,000, or 9.0% for the three months ended March 31, 2013 compared with the three months ended March 31, 2012, and increased by $571,000 or 7.1% for the nine months ended March 31, 2013, compared with the nine months ended March 31, 2012. This is due to the following:

Research and Development Expenses. Research and Development expenses increased by $27,000 or 3.3% for the three month period ended March 31, 2013 and increased by $127,000 or 5.2% for the nine month period ended March 31, 2013 compared to the same periods in the prior fiscal year. The increase for the three and nine month periods ended March 31, 2013 is primarily a result of an increase in the number of personnel working on development projects.

Sales and Marketing Expenses. Sales and marketing expenses increased by $195,000 or 31.7% during the three months ended March 31, 2013 as compared with the same period in 2012 and increased by $539,000 or 28.3% for the nine months ended March 31, 2013 compared with the nine months ended March 31, 2012. The increase for the three month period was the result of new hires in the U.S. business unit. The increase for the nine months ended March 31, 2013 was the result of additional new hires and an increase of $132,000 in advertising and tradeshow expenses compared to 2012.

General and Administrative Expenses. General and administrative expenses increased by $30,000 or 3.4% for the three months ended March 31, 2013 as compared to the same period in 2012, and decreased $56,000 or 2.0% for the nine months ended March 31, 2013 as compared with the same period in 2012. The increase for the three month period was the result of additional headcount including the hiring of senior management for the U.S. based operations and related recruitment expenses, partially offset by a decrease in incentive compensation. The decrease for the nine month period was the result of reductions in most expense items including a reduction in legal fees, SEC fees and related filing expenses and overall better control of overhead expenses company-wide.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $15,000, or 5.0%, and decreased $39,000, or 4.3%, for the three and nine month periods ended March 31, 2013, respectively, as compared to the same periods in 2012, which is primarily due to a number of assets being fully depreciated.

Interest Expense. Interest expense decreased by $13,000 or 28% to $34,000 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, and decreased $34,000 or 23.0% to $114,000 for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012. The decrease in interest expense is related to a reduction in our total interest bearing liabilities and a reduction in amortization of debt discount and debt issuance costs, which are included in interest expense. For the three months ended March 31, 2013 we paid or incurred $5,000 in interest expense to HSBC. For the nine months ended March 31, 2013, we paid or incurred $19,000 in interest expense.

Other Income (Expense). Other income (expenses) for the three and nine months ended March 31, 2013, includes a gain on the settlement from the retirement of the final portion of the derivative liabilities of $58,000 and $131,000, respectively. During the three and nine month periods ended March 31, 2013, the Company had a loss from the change in fair value of derivative liabilities of ($23,000) and ($271,000), respectively. During the three and nine month periods ended March 31, 2012, the Company had a loss from the change in fair value of derivative liabilities of ($95,000) and a gain of $181,000, respectively. Other income includes a $13,000 and $96,000 gain from the net settlement of outstanding liabilities for the nine month period ended March 31, 2013 and 2012, respectively.

Income Taxes. Income taxes decreased by $3,000, or 1.2%, to $243,000 for the three month period ended March 31, 2013, and decreased by $204,000, or 26.9%, to $554,000 for the nine month period ended March 31, 2013 as compared to the same periods in 2012, the result of increased earnings in our U.S. business, which have a lower tax rate.

Net Income. As a result of the above, we recorded net income of $812,000 for the three month period ended March 31, 2013, compared with a net income of $427,000 for the three month period ended March 31, 2012, an increase of $385,000 or 90.2%. Net income for the nine months ended March 31, 2013, as was $2,220,000 compared with a net income of $2,294,000, for the nine months ended March 31, 2012, a decrease of $74,000 or 3.2%.

Liquidity and Capital Resources

To date, most of our profits have been generated in Europe, but with the introduction of new products and our efforts to streamline our U.S. operations, our U.S. operating subsidiary generated a profit for the three and nine month periods of fiscal 2013. While there is no guarantee that the trend in profitability in the U.S. will continue, our current goal is to seek to increase overall revenues and earnings from U.S. operations in fiscal 2013. The Company is not capital intensive and currently is generating cash flow in excess of earnings.

At March 31, 2013, we had cash and cash equivalents of $2,884,000, a reduction of $744,000 from June 30, 2012.

During the nine months ended March 31, 2013, we reduced our HSBC Term Loan by $480,000 and our secured term debt by $58,000 using internally generated funds and working capital.

We continued to experience positive cash flow during the period ended March 31, 2013 with our cash position of $2,884,000 after repayment of $529,000 in long-term debt, capital expenditures of $268,000 and the purchase of $2,275,000 of treasury stock and warrants.

We expect to see continued growth from both the U.S. and U.K. operations during fiscal 2013 as we have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the Company’s third fiscal quarter of the fiscal year ending June 30, 2013 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 8, 2013, the Company issued 3,534 shares of common stock to a certain director in lieu of compensation, which were valued at approximately $7,000 based on the closing market price of the Company’s common stock on April 2, 2013.

On April 8, 2013, the Company issued 21,170 shares of common stock valued at $31,000 to the non-management members of the Board of Directors under the 2007 LTIP.

The above transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated hereunder as a transaction by the Company not involving any public offering, the purchasers met the “accredited investor” criteria and had adequate information about the Company as required by the rules and regulations promulgated under the Securities Act.

Share repurchase activity during the nine months ended March 31, 2013 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2012 – July 31, 2012	143,832	$2.26	143,832	$3,994,285
August 1, 2012 – August 31, 2012	184,541	$2.24	184,541	$3,581,499
September 1, 2012 – September 30, 2012	8,110	$2.49	8,110	$3,561,279
Total Three Months Ended September 30,2012	336,483	$2.26	336,483

October 1, 2012 – October 31, 2012	104,111	$2.99	104,111	$3,249,923
November 1, 2012 – November 30, 2012	5,296	$2.97	5,296	$3,234,180
December 1, 2012 – December 30, 2012	103,297	$2.94	103,297	$2,930,709
Total Six Months Ended December 31,2012	549,187	$2.53	549,187
January 1, 2013 – January 31, 2013	7,478	$2.99	7,478	$2,908,238
March 1, 2013 – March 31, 2013	66,150	$3.32	66,150	$2,688,644
Total Nine Months Ended March 31,2013	622,815	$2.62	622,815

(1)	The shares repurchased in the nine months ended March 31, 2013 were under our stock repurchase program that was originally announced November 8, 2011, with an authorized level of $250,000, which was increased an additional $500,000 on December 19, 2011, which was increased an additional $2.0 million on March 5, 2012, which was increased an additional $2.0 million (or $4.75 million in the aggregate) on June 22, 2012.

(2)	On September 28, 2012, our Board of Directors authorized an increased in the existing stock repurchase program for us to repurchase an additional $2.0 million (or $6.75 million in the aggregate since the beginning of the calendar year 2012) of our outstanding shares of common stock from time to time, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan previously established by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

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

MAM Software Group, Inc.

Date: May 7, 2013	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2013	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

