Form 10-K
period 2013-06-30
MAM SOFTWARE GROUP, INC.
filed 2013-09-25
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: 011-44-122-635-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.0001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.

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

Yes ☐  No ☑

As of December 31, 2012, 13,840,132 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2012, the last business day of the second fiscal quarter, was approximately $13,887,320, based on the average high and low price of $2.95 for the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 14,460,171 shares of its common stock outstanding as of September 23, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

ii

PART I

Item 1.          Business

Our Company

Overview

MAM Software Group, Inc. (“MAM,” the “Company,” “we,” “our,” or “us”) is a leading provider of integrated information management solutions and services and a leading provider of cloud-based software solutions for the automotive aftermarket sector. We have a broad line of software solutions and services to address the information technology (“IT”) needs of virtually every significant sector of the automotive aftermarket sector in the United Kingdom and North America and are seeking to leverage this position into new industry verticals and new geographies around the world. At present, most of our customers in the UK have our software installed in-house. For customers who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as software as a service (“SaaS”), which utilizes the cloud. We provide professional IT services to our customers, including software and hardware installation, data conversion, training and, at times, product modifications. We also provide continuing customer support services to ensure product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.

Our Markets

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

In the UK and Ireland, the Company also provides management solutions to business involved in the wholesale of construction materials. These vertical markets include plumbing, building, lumber, and electrical wholesale distribution companies.

Our Products and Services

The Company’s business management systems, information products and online services permit our customers to manage their critical day-to-day business operations through automated point-of-sale, information (content) products, inventory management, purchasing, general accounting and customer relationship management.

We provide professional IT services to our customers, including software and hardware installation, data conversion, training and, at times, product modifications. We also provide continuing customer support services to ensure product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.

The Company’s revenues are derived from the following:

•	The sale of business management systems comprised of proprietary software applications, implementation and training; and

•	Providing subscription-based services, including software support and maintenance, and online services for a fee.

•	Delivering our business management software as a service, commonly known as Software as a Service or (SaaS).
•	Delivering our catalogue information as a service, commonly known as Data as a Service (DaaS)
•	Enabling integration between systems and third-party vendors as a service, commonly known as Integration Platform as a Service (iPaaS)”

Our Technologies

Our solutions are available as both 'on-premise' applications (sold via the traditional perpetual licensing model) and ‘cloud’ solutions that are delivered as a service over the internet on a subscription basis.

Many of our business management applications are now available as Software as a Service (SaaS), where software and associated data is centrally hosted on the cloud. Depending on the complexity of the application, MAM SaaS solutions are deployed using 'cloud hosting' or 'web application' technology:

SaaS cloud hosting - single tenants accessing fully-managed virtual servers via thin client (terminal services) connections (e.g. Autopart Online)

SaaS web application - multiple tenants accessing a dedicated website using a standard web browser (e.g. Autowork Online)

Our catalog information is also available in the cloud as Data as a Service (DaaS). We centrally host and maintain the data, which is accessed by users via a desktop application, web application or integrated into their B2C website. Many of our applications offer integration with third-party vendors as a service, commonly known as Integration Platform as a Service (iPaaS). These services include: technical repair information; vehicle registration data (VRM); auto parts catalog data; zip code lookup; internet EDI; website integration services; and mobile app connectivity.

At present, most of our customers in the UK have our software installed in-house. However, market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for these businesses to purchase supporting software and hardware for an on-premise system or the need to keep IT people on staff to monitor and upgrade such a system.

We introduced our first subscription-based service solution over the Internet in 2005 in the UK, and we began marketing our first cloud system to customers in North America in 2013. Since that time, we have significantly expanded our cloud-based offerings and are offering customers that maintain in-house installations significant incentives to move to our cloud-computing model. While transitioning our UK customers to a cloud computing model results in a decrease in our up-front revenue recognition, we believe that this is a necessary transition and is in the best interests of our customers and our own long-term business prospects as an increasing number of our customers in the UK are looking for solutions that are highly functional, easy to use, configurable, and fast.

Our cloud model is based on Microsoft ..Net, HTML5 and SQL technologies that is both open and secure with support for user experiences on both desktop and mobile devices. Our customers that have moved away from traditional on-premise software to our cloud-based service applications benefit by substantially reducing the complexity typical of on-premise software implementations, customizations, and upgrades. Through cloud computing, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, thereby reducing their need to buy and maintain their own IT resources. As a part of our cloud model, we also provide activation and training services to our customers as well as support services. In the North American market, where we have a smaller existing installed base of customers, the transition to offering cloud-based solutions will be an important part of our strategic growth in this market since we currently enjoy less market share and thus we anticipate that the near term impact will be a net-positive one as we work to increase that business in North America.

History

MAM Software Group, Inc. is a technology holding company that has one wholly owned subsidiary based in the U.S., MAM Software, Inc. (“MAM US”) which is located in Allentown, Pennsylvania, and one in the U.K., MAM Software Limited (“MAM Ltd.”) based in Tankersley, Barnsley, U.K.. The subsidiaries operate independently from one another. As of April 10, 2013, MAM Software, Inc. merged with Aftersoft Network, N.A., Inc. and Aftersoft Network, N.A., Inc. changed its name to MAM Software, Inc. Prior to the merger, Aftersoft Network, N.A., Inc. had one wholly owned operating subsidiary (i) MAM Software, Inc., and two inactive wholly owned subsidiaries, (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania. MAM has offices in Allentown, Pennsylvania. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

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

MAM Software Inc.

The VAST Division develops open business management systems, and distribution channel e-commerce systems for the automotive aftermarket supply chain. These systems are used by leading aftermarket outlets, including tier one manufacturers, program groups, warehouse distributors, tire and service chains and independent installers. VAST products and services enable companies to generate new sales, operate more cost efficiently, accelerate inventory turns and maintain stronger relationships with suppliers and customers. MAM Software, Inc., VAST Division and Autopart Divisions are both based in Allentown, Pennsylvania.

The Autopart Division provides software solutions to the North American automotive aftermarket. It targets jobbers and warehouse distributors, supplying a localized version of the UK-developed software.

VAST specifically focuses on selling systems to the service and tire segment of the market, while Autopart focuses on the warehouse and jobber segment of the market.

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

The Company believes that growth in the automotive aftermarket will continue to be driven by the following factors:

•	gradual growth in the aggregate number of vehicles in use;

•	an increase in the average age of vehicles in operation, now estimated to be 11.3 years;

•	growth in the total number of miles driven per vehicle per year; and

•	increased vehicle complexity.

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

Business Management Systems

MAM’s business management systems meet the needs of warehouse distributors, part stores and automotive service providers as follows:

Warehouse Distributors

Autopart. This is a U.K.-developed product that is sold and promoted in the U.S. by MAM Software, Inc. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities, a fully integrated accounting module, a warehouse management module, and a business intelligence reporting module. It also allows the distributor to connect with their customers through our OpenWebs™ ecommerce solutions.

Autopart can be delivered as an on premise solution and sold via the traditional perpetual licensing model. Autopart Online is a hosted or ‘cloud’ based version of our Autopart solution and is delivered as a service over the internet, commonly known as Software as a Service or (SaaS).

DirectStep. This is our legacy product that was designed for warehouse distributors that seek to manage multiple locations and inventories on a single system. Although still actively supported, DirectStep is no longer promoted.

Parts Stores

Autopart. This is a U.K.-developed product that is sold in both the U.S. and U.K. In the U.S. it is sold by MAM Software, Inc. and in the U.K. by MAM Software Ltd. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities a fully integrated accounting module and a business intelligence reporting module. It also allows parts stores to connect with their automotive service customers through the VAST, Autowork Online or, OpenWebs™ ecommerce solutions.

Autopart can be delivered as an on premise solution and sold via the traditional perpetual licensing model. Autopart Online is a hosted or ‘cloud’ based version of our Autopart solution and is delivered as a service over the internet, commonly known as Software as a Service or (SaaS).

Automotive Service Providers

VAST. This product is designed for and targeted at medium- to large- sized automotive service and tire chains that seek to manage multiple locations and inventories for a regional area is also suited to managing single location stores that are part of a franchise or a buying group. VAST provides point-of-sale, inventory management, electronic purchasing and customer relationship management capabilities. It also allows the service provider to connect with parts and tires warehouse distributors and parts stores through either ASNA’s online services and products or other industry connectivity solutions.

Autowork Online. This is a U.K.-developed cloud computing solution that is sold by MAM Software Ltd. This product is designed for and targeted at small single location automotive installers. The Autowork Online product provides estimate, job card, parts procurement and invoice capabilities. It also allows the automotive installer to connect with parts distributors to purchase components. Autowork Online is delivered as a service over the Internet, commonly known as Software as a Service or (SaaS), allowing customers to purchase the solution on a monthly basis but without the need to manage the infrastructure.

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

MAM Software Ltd. develops and maintains proprietary information products that differentiate its products from those of the majority of its competitors in the U.K. In the U.S. and Canada, both MAM Software Inc. and VAST develops and maintains a proprietary workflow capability that integrates information products sourced from its suppliers such as Epicor (formerly Activant), and WHI for its automotive parts and tire customers, including warehouse distributors, parts stores and automotive service providers.

MAM Software Ltd.’s principal information service is Autocat+, an auto parts catalog that uses the Data as a Service (Daas) distribution model. Autocat+ provides access to a database of over 19 million automobile vehicle applications for the U.K. market, and enables users to access information about parts quickly and accurately. MAM Software Ltd. centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application. Data can also be 'consumed' via a Web Service for integration into B2C websites. Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily. In the U.K., there are approximately 11,500 end-users (warehouse distributors, parts stores and auto service providers) who use our information products, for which a monthly or annual subscription fee is charged.

In addition, information products developed or resold by VAST include Interchange Catalog, a database that provides cross references of original equipment manufacturer part numbers to aftermarket manufacturer part numbers; Price Updating, a service that provides electronic price updates following a price change by the part manufacturer; Labor Guide, a database used by automotive service providers to estimate labor hours for purposes of providing written estimates of repair costs to customers; Scheduled Service Intervals, a database of maintenance intervals; and Tire Sizing, a database that cross-references various tire products and applications.

Online Services

Both MAM Software, Inc. and MAM Software Ltd. offer online e-commerce services in the form of business to business and business to consumer implementations. These online services leverage our Integration Platform as a Service (iPaaS) technology by connecting the automotive aftermarket from manufacturers through warehouse distributors and parts stores to automotive service providers for the purpose of purchasing parts and tires, fleet and national account transaction processing and online product price information.

OpenWebs™ e-Commerce Gateway Services

In the U.S. and Canada, VAST’s e-commerce gateway services  use automotive industry standard messaging specifications to deliver online services that connect the automotive aftermarket supply chain for the purpose of purchasing parts and tires, fleet and national account transaction processing, online product and price updating for parts and tires.

OpenWebs™ e-Commerce Browser Services

In the U.S. and Canada, VAST’s e-commerce browser services enable warehouse distributors and parts stores to provide an online service to automotive service providers for the purpose of purchasing of parts and tires, accessing account information and other browser-based channel management services.

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

VAST and MAM Software Ltd. also provide a customer-only section on their intranet sites that allows customers direct access to tutorials, on-line documentation and information related to products and services. New customers enter into support agreements, and most retain such service agreements for as long as they own the system. Monthly fees vary with the number of locations and the software modules, information products and online services subscribed to. The agreements are generally month-to-month agreements. The Company offers training at both VAST and MAM Software Ltd.’s facilities, the customer’s facilities and online for product updates or introduce specific new capabilities.

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

Research and Development

The Company spent approximately $3.4 million in fiscal 2013 on research and development, with approximately $0.9 million spent by VAST, $0.3 million by Autopart, and $2.2 million by MAM Software Ltd. The Company spent approximately $3.3 million in fiscal 2012 on research and development, with approximately $0.9 million spent by VAST, $0.2 million by Autopart, and $2.2 million by MAM Software Ltd.

Intellectual Property

We own the United States Trademark for “MAM Software” and “Driving Business Performance.”

Customers

During the years ended June 30, 2013 and 2012, no customer accounted for 10% of the Company’s total revenues.  The Company’s top ten customers collectively accounted for 18% of total revenues during fiscal 2013 and 17% of total revenues during 2012. Some of top customers in North America include Autopart International, AutoZone, Monro Muffler Brake, Sullivan Tire & Auto Service, and U.S. AutoForce. In the U.K. and Irish markets, MAM Software’s top customers include Unipart Automotive, Dingbro, Euro Car Parts, Andrew Page LTD, Maccess Limited, and Alliance Automotive UK LTD.

Competition

In the U.S. and Canada, MAM Software Inc. competes primarily with Epicor Inc. (formerly Activant, Inc.) and several smaller software companies, including Autologue, DST and DMS. VAST competes primarily with Maddenco, ASA and RO Writer who all provide similar products and services to the U.S. automotive aftermarket. Additionally, an ongoing competitive threat to the Company is custom developed in-house systems, information products and online services. For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group both developed their own business management systems and electronic automotive parts catalogs for their stores and members, although the Company currently has a partnership agreement with each of these companies to supply their information products through the Company’s solutions.

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

The auto parts segment within the auto service space has many competitors who have developed applications for single location auto service shops. Many of these have been developed by parts distributors like NAPA and AutoZone. While these applications do well in a small single location store, they are not widely distributed in the multi-store location segment of the auto parts business. The Company believes that its Autowork Online product is highly suited to single store locations. The strategy for generating revenue in this sector of the market will be to establish reseller agreements with distributor partners. In addition, it will focus on multi-store locations for which its product VAST is highly suited. The Company believes that this multi-store ability offers strong opportunities to beat the competition in this area and quickly increase the Company’s customer base.

The last area that the Company competes in is the e-commerce marketplace, providing iPaaS tools and solutions to manage, execute and govern the integration flows within and between multiple organizations.  The goal of the Company’s iPaaS product, OpenWebs™, is to connect both parts and tire partners together in a real-time environment so they can perform electronic ordering, gauge inventory levels as well as disseminate information. Within the tire segment, the Company feels that it has a competitive advantage. The Company’s observation has led it to believe that most tire distributors either do not have a business-to-business solution or have developed solutions from independent sources. While the parts segment of this market is largely tied to Epicor, Inc. (formerly Activant, Inc.) at this time, the Company believes that customers are looking for solutions that simply integrate their supply chain, completely and without further restrictions. The Company’s OpenWebs™ solution will allow its customers to achieve these goals.

In the U.K., MAM Software continues to compete primarily with Epicor, Inc., (formerly Activant, Inc.) in the component sector of automotive aftermarket. In the tyre sector, MAM Software competes primarily with CAM Systems, Tyreman and Team Systems. In the vertical markets now being targeted by MAM Software in the UK, the company competes with Kerridge, Chatsworth, EDP, Blue Rock, OGL and Ramtac, The Company feels that it provides a range of solutions that combine proven concepts with cutting-edge technology that are functional, effective and reliable. The Company feels that its focus towards continuing to provide solutions that enable businesses to find new efficiencies and increase existing efficiencies, as the Company develops its own products, will provide it an advantage over the competition. These efforts, together with strong post-sales support and ongoing in depth product and market support, will assist the Company in generating and maintaining its position within the market.

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

Employees

The Company has 191 full-time employees: 2 at MAM Software Group, Inc., 37 at VAST, 17 at Autopart, and 135 at MAM Software Ltd. MAM Software Group, Inc.’s., 2 employees include 1 senior executive and 1 accountant. VAST has 37 employees in the U.S. comprised of 2 in management, 8 in sales and marketing, 6 in research and development, 18 in professional services and support and 3 in general and administration. Autopart has 17 employees, 1 in senior management, 5 in sales and marketing, and 11 in research and development. MAM Software has 135 employees in the U.K. comprised of 5 in management, 19 in sales and marketing, 33 in research and development, 72 in professional services and support and 6 in general and administration.

All of the Company’s employees have executed customary confidentiality and restrictive covenant agreements that are customary for this industry. The Company believes it has a good relationship with its employees and is currently unaware of any key management or other personnel looking to either retire or leave the employment of the Company. During 2008, the Company adopted a 2007 Long Term Stock Incentive Plan, which was approved by the Company’s Board of Directors and stockholders.

Company Information

The Company’s principal executive office is located at Maple Park, Maple Court, Tankersley, Barnsley, U.K. S75 3DP and its phone number is 011-44-122-635-2900. Our website is www.mamsoftware.com. Information contained in our website does not form part of the prospectus and is intended for informational purposes only.

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

A KEY ELEMENT OF OUR STRATEGY IS TO EXPAND IN CERTAIN TARGET MARKETS, PRIMARILY THE UNITED STATES, AND OUR FAILURE TO DO SO WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE GROWTH AND PROSPECTS.

A key element of our strategy is to grow our business by expanding sales of our products and services in the automotive aftermarket in certain existing markets that we believe have high-growth potential and in select new markets and industry verticals. In particular, we are focusing our growth efforts on the United States. Our success depends, in large part, upon long-term consumer acceptance and adoption of our products. We will face several challenges in achieving consumer acceptance and adoption of our products and services, including trying to sell our products and services in markets where competitors already sell similar products and services. There can be no assurance that we will meet any of these challenges in our existing markets or in the new markets that we are targeting, and the failure to do so would adversely affect our growth in a particular market and may adversely affect our strategy, future growth and prospects.

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

ADDITIONAL ISSUANCES OF SECURITIES WILL DILUTE YOUR STOCK OWNERSHIP AND COULD AFFECT OUR STOCK PRICE.

As of September 23, 2013, there were 14,460,171 shares of our Common Stock issued and outstanding. Our Certificate of Incorporation authorizes the issuance of an aggregate of 18,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. These shares are intended to provide us with the necessary flexibility to undertake and complete plans to raise funds if and when needed. In addition, we may pursue acquisitions that could include issuing equity, although we have no current arrangements to do so. Any such issuances of securities would have a dilutive effect on current ownership of MAM stock. The market price of our Common Stock could fall in response to the sale or issuance of a large number of shares, or the perception that sales of a large number of shares could occur.

WE MAY ENCOUNTER SIGNIFICANT FINANCIAL AND OPERATING RISKS IF WE GROW OUR BUSINESS THROUGH ACQUISITIONS.

As part of our growth strategy, we may seek to acquire or invest in complementary or competitive businesses, products or technologies. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We may allocate a significant portion of our available working capital to finance all or a portion of the purchase price relating to possible acquisitions although we have no immediate plans to do so. Any future acquisition or investment opportunity may require us to obtain additional financing to complete the transaction. The anticipated benefits of any acquisitions may not be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, any of which could materially adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering markets in which we have no or limited prior experience.

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

IT MAY BE DIFFICULT FOR SHAREHOLDERS TO RECOVER AGAINST THOSE OF OUR DIRECTORS AND OFFICERS THAT ARE NOT RESIDENTS OF THE U.S.

One of our directors, who is also an executive officer, is a resident of the U.K. In addition, our significant operating subsidiary, MAM Software LTD. is located in the U.K. Were one or more shareholders to bring an action against us in the U.S. and succeed, either through default or on the merits, and obtain a financial award against an officer or director of the Company, that shareholder may be required to enforce and collect on his or her judgment in the U.K., unless the officer or director owned assets which were located in the U.S. Further, shareholder efforts to bring an action in the U.K. against its citizens for any alleged breach of a duty in a foreign jurisdiction may be difficult, as prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, is fraught with difficulty and may be effectively, if not financially, unfeasible.

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

THE MARKET FOR OUR COMMON STOCK IS LIMITED AND YOU MAY NOT BE ABLE TO SELL YOUR COMMON STOCK.

Our Common Stock is currently quoted on the NASDAQ Capital Market. The market for purchases and sales of the Company’s Common Stock is limited and therefore the sale of a relatively small number of shares could cause the price to fall sharply. Accordingly, it may be difficult to sell shares quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

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

IN THE EVENT THAT OUR COMMON STOCK IS DELISTED FROM NASDAQ, OUR COMMON STOCK MAY BE CONSIDERED A PENNY STOCK AND THUS BE SUBJECT TO THE PENNY STOCK RULES.

The U.S. Securities and Exchange Commission (“SEC”) has adopted regulations which define a “Penny Stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per  share  or an exercise price of less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system. For any transactions involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because the market price for our shares of common stock is less than $5.00, if we were to be de-listed from NASDAQ, our securities would be classified as a penny stock. As a result of the penny stock restrictions, brokers or potential investors may then be reluctant to trade in our securities, which may result in less liquidity for our stock.

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

Item 1B.          Unresolved Staff Comments.

Not applicable.

Item 2.          Properties.

Our corporate offices are located at Maple Park, Maple Court, Tankersley, Barnsley, U.K. S75 3DP. We lease approximately 400 square feet in our U.K. corporate offices and pay rent of $2,685 per quarter.

MAM U.S. VAST Division has an office at 3435 Winchester Rd, Ste. 100, Allentown PA, 18104. The Allentown, Pennsylvania office is approximately 7,105 square feet in size and is leased for a monthly cost of $11,161. MAM U.S., Autopart Division shares office space with the VAST Division.

MAM Software Ltd. has three offices. It has headquarters at Maple Park, Maple Court, Tankersley, S75 3DP, U.K. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, U.K. It has a second regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, U.K. MAM Software leases approximately 11,000 square feet at its company headquarters at a monthly cost of approximately $16,855. It leases approximately 1,223 square feet at its Northampton office at a monthly cost of $1,648 and approximately 717 square feet at its Wareham office at a monthly cost of $895.

Item 3.           Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. From time to time, we may become involved legal proceedings, lawsuits, claims and regulations in the ordinary course of our business.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “MAMS.” As of June 30, 2013, there were approximately 339 shareholders of record and 14,139,491 shares of Common Stock issued and outstanding. As of September 23, 2013, there were approximately 337 shareholders of record and 14,460,171 shares of Common Stock issued and outstanding.

On September 23, 2013, the closing price of our Common Stock was $4.35 per share, as reported by the NASDAQ Capital Market. The following table shows the range of high and low bids per share of our Common Stock as reported by the NASDAQ Capital Market subsequent to April 10, 2013, and by the Over the Counter Bulletin Board prior to April 9, 2013 for the fiscal year periods indicated. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2012
	High	Low
1st Quarter ended September 30, 2011	$1.90	1.60
2nd Quarter ended December 31, 2011	$1.89	1.60
3rd Quarter ended March 31, 2012	$2.23	1.61
4th Quarter ended June 30, 2012	$2.31	1.79

	2013
	High	Low
1st Quarter ended September 30, 2012	$2.75	2.11
2nd Quarter ended December 31, 2012	$3.33	2.55
3rd Quarter ended March 31, 2013	$3.84	2.85
4th Quarter ended June 30, 2013	$5.00	3.40

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

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2013

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	172,722	$1.11	1,948,202
Equity compensation plans not approved by security holders	-	-	-
Total	172,722	$1.11	1,948,202

(1)	Represents the shares authorized for issuance under the Aftersoft Group, Inc. 2007 Long-Term Incentive Plan, which was approved by the Company’s shareholders at the Annual Meeting held on June 12, 2008. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 15% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 2,120,924 for fiscal 2014.

(2)	As of July 1, 2013.

Recent Sales of Unregistered Securities

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

On April 1, 2013, the Company approved the issuance of 66,169 shares of common stock to non-management members of the Board of Directors under the Company’s 2007 LTIP in respect to quarterly compensation. The shares vest over a three year period and are issued quarterly. As of June 30, 2013 no shares were issued under this stock grant.

These transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act in a transaction by the Company not involving a public offering as the shares were granted as compensation for services and the recipients had access to adequate current public information concerning the Company.

Item 6.          Selected Financial Data.

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 7.          Management Discussion and Analysis of Financial Condition and Results of Operations.

Overview

MAM Software Group, Inc. (“MAM,” the “Company,” “we,” “our,” or “us”) is a technology holding company that has one wholly owned subsidiary based in the U.S., MAM Software, Inc. (“MAM U.S”.) and one in the U.K., MAM Software Limited (“MAM Ltd.”) based in Tankersley, Barnsley, U.K. These subsidiaries operate independently from one another. MAM U.S. has two divisions, VAST and Autopart, which are both based in Allentown, Pennsylvania. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

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

Our revenue and income is derived primarily from the sale of business management software, data, ecommerce solutions and services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the year ended June 30, 2013, we generated revenues of $27,500,000 and had net income of $3,013,000; 69% of these revenues came from the U.K. market.

We are headquartered in Tankersley, Barnsley, U.K. and maintain additional offices for our U.S. operating subsidiary in Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Northampton and Wareham. The software that we sell is mainly a Microsoft Windows TM based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we support in the U.S. cover all of the components of the automotive aftermarket supply chain. The first segment is “warehouse distribution.” Into this market we sell our Autopart product to new prospects and continue to support our Direct Step product.  Both products enable large warehouses with hundreds of thousands of stock keeping units (sku’s) to locate, manage, pack and deliver the parts with ease and efficiency. During the second segment, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we also sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that his client needs, either via the internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable him to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “OpenWebs™.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real- time both up and down the supply chain. The U.K. market differs from that of the U.S. market in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork Online to the installer market.  In the U.K., we also sell our catalog solution, Autocat+, which is an Internet-based identification tool used by the warehouse distribution, jobber and installer.

To date, our management has identified five areas that it believes we need to focus on.  The first area is the continued growth of revenues derived from delivering our business management software as a service, commonly known as Software as a Service or (SaaS). To date our Autowork Online, “installer” solution in the U.K and Autopart Online, our parts store solutions are being delivered in this way.  Both products have been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end- users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of June 30, 2013 we had 2,807 subscribers of this service.  The product has just been localized and released into the U.S. market. Autopart Online was launched in August 2011, and as of June 30, 2013 we had 216 end users subscribing to this service.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand.  During the twelve month period ending June 30, 2013, the Company added two sales associates and two marketing personnel and is actively seeking to recruit additional sales personnel.

The third area of focus relates to the launch of our information service, Autocat+ in the U.S. Autocat+ is an auto parts catalog that uses the Data as a Service (Daas) distribution model. MAM Software Ltd. centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application. Data can also be 'consumed' via a Web Service for integration into B2C websites. Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily.

In the U.K., there are approximately 11,500 end-users (warehouse distributors, parts stores and auto service providers) who use our information products, for which a monthly or annual subscription fee is charged. Our management believes that launching a US version of Autocat+ will help to sell our business management software solutions.

The fourth area is within the U.K. market as we are continually working to sustain the levels of growth in the U.K. business by focusing on additional vertical markets, which share common issues to that of the automotive market. We have developed a reputation of high levels of service and knowledge within the automotive market; and are now working on replicating this reputation in these additional vertical markets.  Our management intends to carefully monitor this expansion as a result of the current state of the global economy.

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the year ended June 30, 2013, a number of new modules were launched including EMI+, a new business intelligence solution with mobile capability and a new warehouse management software module that integrates seamlessly with Autopart.

Strategic Goals

It is our objective to increase our share of the U.S. and Canadian markets by (i) increasing the sales and marketing presence of our Autopart product, (ii), focusing on the service station element of the market (iii) and establishing OpenWebs™ as the e-commerce standard within the Automotive market. In the U.K. we expect to continue to grow our market share through (i) moving our supply chain management software into new vertical markets, (ii) alliances with major manufacturers and national retail chains within the automotive aftermarket, and (iii) an increased marketing presence. We believe that our successful experience within the automotive market will translate well into other vertical markets that have similarly complex supply chains. By developing specific sales teams with relevant market experience and supporting with them suitable marketing collateral, we believe that within two years these teams will generate significant revenue and earnings. The Company plans, at this stage, to focus only on the U.K. for these additional vertical market opportunities.

Summary

We expect to see continued revenue growth from both the U.S. and U.K. operations during fiscal 2014 with increase operating income from the UK. Our U.S. operating income will be negatively impacted by our investment in new staff for sales and marketing, and professional services and support. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to new products and modules being released as well as enhancements to existing products.

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

MAM generated approximately $4,182,000 from operations for the year ended June 30, 2013. Revenues in the U.K. are continuing to generate positive cash flow and free cash and the U.S. operations are also generating free cash flow but corporate expenses resulted in a negative cash flow for the year ended June 30, 2013. Our current plans still require us to hire additional sales and marketing staff and to support expanded operations overall.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting additional English-speaking auto industry aftermarkets for our Autopart product.  If we continue to experience negative cash flow we will be required to limit our growth plan.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 69% and 70% for the years ended June 30, 2013 and June 30, 2012, respectively.   As the U.S. dollar strengthens in relation to the British Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM subsidiary are translated at the average exchange rate.  The exchange rate for MAM’s operating results was US $1.5676 per GBP for the year ended June 30, 2013, compared with US $1.5844 per GBP for the year ended June 30, 2012.

Assets and liabilities of our MAM subsidiary are translated into U.S. dollars at the period-end exchange rates.  The exchange rate used for translating our MAM subsidiary was US $1.5208 per GBP at June 30, 2013 and US $1.5615 per GBP at June 30, 2012.

Currency translation (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($1,168,000) and ($930,000) as of June 30, 2013 and 2012, respectively.

Backlog

As of June 30, 2013, we had a backlog of unfilled orders of business management systems of $1,697,000, compared to a backlog of $1,324,000 at June 30, 2012.  We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the fiscal year ended June 30, 2013 compared with the year ended June 30, 2012 were as follows:

Revenues. Revenues increased $1,376,000 or 5.3% to $27,466,000 for the year ended June 30, 2013, compared with $26,090,000 for the year ended June 30, 2012.  Revenues in our U.K. business were 12,043,000GBP for the year ended June 30, 2013 as compared to 11,607,000GBP for the year ended June 30, 2012. Revenues increased 436,000GBP or 3.8% primarily from increased recurring revenue offset by lower revenue from new system sales, which resulted in a overall increase in reported revenues of $488,000. The stronger U.S. dollar resulted in lower reported revenues of $202,000. U.K. revenues reported in U.S. dollars were $18,878,000 for 2013 as compared to $18,390,000 for 2012, which is an increase of $488,000.  U.S. revenues increased $887,000 or 11.5% to $8,587,000 in 2013 from $7,700,000 in 2012, the result of increased software sales of $358,000 and increased recurring revenues of $529,000.

Cost of Revenues. Total cost of revenues increased $716,000 or 6.7% to $11,392,000 for the year ended June 30, 2013, compared with $10,676,000 for the year ended June 30, 2012. Cost of revenues as a percentage of revenues increased from 40% for the year ended June 30, 2012 to 41% for the year ended June 30, 2013. The increase in cost of revenues was the result of an increased percentage of lower margin sales.  MAM Software Ltd.’s expenses increased 217,000GBP or 4.5% in 2013, to 5,006,000GBP from 4,788,000GBP for 2012 because of unfavorable Cost of Revenue variances resulting from reduced software and system revenues offset by increased Data Services and AWOL revenue. U.K. expenses reported in U.S. dollars increased $260,000 or 3.4%.  The U.S. expenses increased $456,000 to $3,545,000 from $3,089,000 in 2012, which was in line with the increased U.S. revenues. As a result of ongoing cost-cutting initiatives, we have been able to minimize any increase in the cost of sales after a thorough review of operations throughout the Company, but focused primarily on the U.S. operations, which revealed discretionary items that were capable of being reduced or eliminated without sacrificing revenues. The increase in 2013 Cost of Revenues from 2012 is directly related to the increase in revenues and additional costs for salaries and related expenses being incurred that cannot be passed to the customer, plus U.S. business professional service revenues can be discounted at certain times to close sales deals, further adding to the overall COGS figures.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Twelve Months Ended June 30,
	2013	2012	$ Variance	% Variance
Research and development	$3,405,000	$3,267,000	$138,000	4.2%
Sales and marketing	3,348,000	2,709,000	639,000	23.6%
General and administrative	4,163,000	3,448,000	715,000	20.7%
Depreciation and amortization	1,149,000	1,198,000	(49,000)	-4.1%
Total Operating Expenses	$12,065,000	$10,622,000	$1,443,000	13.6%

Operating expenses increased by $1,443,000 or 13.6% for the year ended June 30, 2013 compared with the year ended June 30, 2012. This is due to the following:

Research and Development Expenses. Research and development expenses increased $138,000 or 4.2% for the year ended June 30, 2013, when compared with the previous fiscal year. This increase was due to an increase in engineering personnel and related costs of approximately $90,000 in the U.K. and approximately $40,000 in the U.S., compared to 2012.

Sales and Marketing Expenses. Sales and marketing expenses increased by $639,000 or 23.6% for the year ended June 30, 2013 compared with the year ended June 30, 2012. The U.K. business experienced an increase in expenses of approximately $260,000 from the addition of sales personnel. The U.S. business experienced a net increase in expenses of approximately $366,000 from additions in advertising and show expenses of $91,000, approximately $242,000 for additional sales personnel including additional travel expenses, and approximately $32,000 for additional marketing salaries and related expenses.

General and Administrative Expenses. General and administrative expenses increased by $715,000 or 20.7% to $4,163,000 for the year ended June 30, 2013 as compared from $3,448,000 for the year ended June 30, 2012.  The increased expenses were primarily the result of additional salaries and benefits for administration staff in the U.K and U.S. business units. Additional expenses in the U.S. were approximately $200,000 in officer’s equity compensation, additional payroll and related expenses of approximately $230,000, approximately $20,000 of employee equity compensation, $57,000 of NASDAQ fees, $90,000 in director’s equity and cash compensation and $86,000 of executive search and recruiting costs compared to the year ending June 30, 2012.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $49,000 for the year ended June 30, 2013, as compared with the same period in 2012.

Other Income (Expenses). Other income (expenses) for the year ended June 30, 2013, included an adjustment for the change in fair value of derivative liabilities of ($271,000), a gain on settlement of derivative liabilities of $131,000 and gain on the settlement of liabilities of $13,000. Other income (expenses) for the year ended June 30, 2012, included an adjustment for the change in fair value of derivative liabilities of $230,000 and a gain on settlement of liabilities of $215,000.

Interest Expense. Interest expense decreased by $45,000 to $146,000 for the year ended June 30, 2013. The decrease in interest expense is primarily related to the reduction of our interest bearing loans. HSBC cash interest was approximately $120,000 for the year ended June 30, 2013, and debt issuance cost amortization was approximately $11,000, compared to cash interest of approximately $166,000 and debt issuance cost amortization of $25,000 for the year ended June 30, 2012.

Income Taxes. Income taxes decreased $227,000 to $723,000 for the year ended June 30, 2013, as compared to $950,000 for the year ended June 30, 2012. This decrease was the result of decreased U.K. income in fiscal 2013 when compared to 2012.

Net Income. We realized income of $3,013,000 for the year ended June 30, 2013, compared with income of $4,096,000 for the year ended June 30, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in Europe, but with the introduction of new products and our successful efforts to streamline our U.S. operations, all U.S. operating entities experienced increased revenues and profits in fiscal 2013. We expect this revenue trend to continue and look forward to an increase in overall revenues from our U.S. operations in fiscal 2014. We expect to invest in additional sales and marketing staff and to increase our professional services and support staff. These expenditures will have a negative impact on profits for fiscal 2014.

During the year ended June 30, 2013, we repaid approximately $725,000 on our HSBC Loan and on our secured notes. During the year ended June 30, 2012, we repaid approximately $770,000 on our HSBC Loan and on our secured notes. These payments were made from cash flow generated from operations. We purchased 622,815 shares of our Common Stock at a cost of $1,631,000 and were able to increase our cash position by $433,000. As of June 30, 2013, we owe HSBC $292,000 and are repaying approximately $59,000 per month for the term of the loan. As of June 30, 2012, we owed HSBC $945,000.

We believe our existing cash balance, and the cash expected to be generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of net sales, the timing and extent of expenditures to support our development activities and the continued market acceptance of our products. For the year ending June 30, 2014, we anticipate increasing our marketing department and increasing overall marketing expenditures by approximately $600,000, increasing our sales department by $300,000 and increasing our professional services and support staff by $550,000. We believe these expenditures may result in increased revenue in 2014, but will have a negative impact on profits and cash flow. The investments we will make in 2014 should contribute to the increased growth in 2015. We could be required, or we may choose, to seek additional funding through public or private equity or debt financing. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination of both. These additional funds may not be available on terms acceptable to us, or at all.

Working Capital

Working capital at June 30, 2013 was $3,502,000 compared to $1,674,000 at June 30, 2012. The working capital increase resulted primarily from a $433,000 increase in cash, a $4,000 increase in net accounts receivable, a decrease of $159,000 in inventories, a $1,018,000 increase in prepaid expenses and other assets, a $72,000 increase in accounts payable, a $59,000 decrease in accrued expenses, a $138,000 increase in accrued payroll and other taxes, a $442,000 decrease in derivative liabilities, a $447,000 decrease in the current portion of long-term debt, an increase of $361,000 in the current portion of deferred revenue, an increase of $60,000 in sales tax payable, and a decrease of $215,000 in income tax payable.

Capital Expenditures

Capital expenditures for fiscal 2013 and 2012 were $679,000 and $138,000 respectively.

HSBC Bank plc.

On October 25, 2010, MAM Ltd., entered into a three-year term loan agreement with HSBC Bank plc. (“HSBC”) as lender (the “HSBC Term Loan”). The HSBC Term Loan provides for £1,324,550 (approximately $2.0 million at the exchange rate on October 25, 2010) with a term of three years from the date the HSBC Term Loan is first drawn down. The HSBC Term Loan is repayable in thirty-six (36) monthly installments, inclusive of interest, together with such sums in the final month to discharge the balance of the HSBC Term Loan. The proceeds of the HSBC Term Loan were used to fully repay the residual balance of the credit facility due to ComVest Capital LLC (“ComVest”) from the Company.

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at June 30, 2013. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event the Term Loan is refinanced by another lender.

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, VAST and Autopart in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of approximately $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $11,000 year ended June 30, 2013 and $25,000 year ended June 30, 2012.

The HSBC Term Loan contains various financial covenants. As of June 30, 2013, the Company was in compliance with or obtained waivers for all such covenants.

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

We have been increasing our promotion of the Trader product to these markets, specifically targeting small and medium sized businesses with revenues of between $500,000 and $10 million. We are, and intend to continue, doing this through a number of channels, internet, direct marketing, advertorials and trade shows. We have also looked to raise awareness of the Trader product by placing advertisements in trade journals and will continue to look to have articles and editorial reviews written about the product and its advantages for those operating within these markets. We have also been targeting small and medium sized businesses within these vertical markets with direct mail pieces such as product fliers, and case studies from the small client base we have in this market. These have then been followed up by MAM’s existing internal sales team to generate qualified leads for the external sales representatives. We recognize that we will need increased industry experience to sell effectively within these markets and intend to recruit a suitably experienced and qualified sales manager to lead this development. In addition to direct marketing we have attended trade shows and exhibitions that have given us the opportunity to invite businesses that we have targeted previously while giving us exposure to those businesses that as yet we haven’t connected with.

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

As of June 30, 2013, the Company had no warrants outstanding that are treated as derivative liabilities. Prior to March 31, 2013, certain warrants were treated as derivatives and changes in the fair value were recognized in earnings. These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

	June 30,	June 30,
	2013	2012
Annual dividend yield	0.0%	0.0%
Expected life (years)	0.86 -1.25	1.5 -2.25
Risk-free interest rate	0.15%– 1.8%	0.25%– 0.33%
Expected volatility	27% - 32%	28% - 91%

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

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended June 30, 2013 and 2012, respectively.

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

Goodwill

Goodwill that has indefinite useful lives are not amortized but rather are tested at least annually for impairment. Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company.

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2013, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The financial statements, notes to the financial statements and report of the Company’s independent registered accountant required to be filed in response to this Item 8 begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013, based  on  the  criteria  set forth  in Internal  Control—Integrated  Framework  issued  by  the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended June 30, 2012 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position
Michael Jamieson	46	Chief Executive Officer and Director
Charles F. Trapp	64	Chief Financial Officer of the Company
Dwight B. Mamanteo	44	Director
Frederick Wasserman	59	Director
Gerald M. Czarnecki	73	Chairman of the Board of Directors of the Company
W. Austin Lewis IV	37	Director
Peter H. Kamin	51	Director

Michael Jamieson was appointed to the Board and to the position of interim Chief Executive Officer in February 2010.  He became the Company’s CEO in June, 2010.  Mr. Jamieson previously served as Chief Operating Officer and a director of the Company from December 2005 to March 2007.  Mr. Jamieson has served as Managing Director of MAM’s subsidiary, MAM Software Ltd. (“MAM”), since 2004.  Mr. Jamieson joined MAM in 1991 in its installation and configuration department and has held a number of positions within MAM's implementation and support departments until his appointment as Department Manager for Workshop and Bodyshop Systems in 1995. Mr. Jamieson was promoted to the position of Associate Director of Workshop and Bodyshop Systems in 2002 before taking his role as Managing Director of MAM in 2004. Mr. Jamieson brings to the Board significant expertise in the automotive aftermarket software industry, as well as experience in international business technology and extensive management and operating experience. Having in excess of 20 years’ experience with the Company, Mr. Jamieson brings unparalleled knowledge of the Company and its operations and understanding the markets the Company operates in as well as the challenges to opening up new markets whether in the United States or elsewhere around the world.

Charles F. Trapp was appointed Vice President of Finance and Chief Financial Officer on November 30, 2007, and Executive Vice President and Chief Financial Officer on July 1, 2010.  Prior to his employment with the Company, Mr. Trapp was the co-founder and President of Somerset Kensington Capital Co., a Bridgewater, New Jersey-based investment firm that provided capital and expertise to help public companies restructure and reorganize from 1997 until November 2007. Earlier in his career, he served as CFO and/or a board member for a number of public companies, including AW Computer Systems, Vertex Electronics Corp., Worldwide Computer Services and Keystone Cement Co. His responsibilities have included accounting and financial controls, federal regulatory filings, investor relations, mergers and acquisitions, loan and labor negotiations, and litigation management. Mr. Trapp is a Certified Public Accountant and received his Bachelor of Science degree in Accounting from St. Peter’s College in Jersey City, New Jersey.

A Certified Public Accountant, Mr. Trapp received his Bachelor of Science degree in Accounting from St. Peter's College in Jersey City, New Jersey.

Dwight B. Mamanteo became a Director of the Company on March 1, 2007. Mr. Mamanteo serves as the Chairman of the Company’s Compensation Committee and as a member of the Company’s Audit and Governance & Nominating Committees. Since November 2004, Mr. Mamanteo has served as a Portfolio Manager at Wynnefield Capital, Inc., a private investment management firm. Since June 2013, Mr. Mamanteo has served on the Board of Directors of ARI Network Services, Inc (OTCBB: ARIS), a leading innovator of products and solutions that serve several vertical markets with a focus on the outdoor power, power sports, marine, RV, and appliance segments. From April 2009 to November 2010, Mr. Mamanteo served on the Board of Directors of EasyLink Services International Corporation (NasdaqCM: ESIC), a leading global provider of on demand electronic messaging and transaction services that help companies optimize relationships with their partners, suppliers, customers, and other stakeholders. From December 2007 to November 2008, Mr. Mamanteo served on the Board of Directors and as the Chairman of PetWatch Animal Hospitals, Inc. (a private company), a provider of primary care and specialized services to companion animals through a network of fully owned veterinary hospitals. From September 2005 to November 2007, Mr. Mamanteo served on the Board of Directors of Sherpa Service Corps, Inc. (a private company), a service provider enabling subscribing institutions to accelerate academic and other institutions’ enrollment of international students and facilitating the institutions’ compliance with federal statutory obligations. Prior to joining Wynnefield Capital, Mr. Mamanteo worked in the field of technology for over 10 years in various positions for BEA Systems, VISA International, Ericsson, UNISYS, and as an independent consultant. Mr. Mamanteo received an M.B.A. from the Columbia University Graduate School of Business and a BS in Electrical Engineering from Concordia University (Montreal). Mr. Mamanteo brings to the Board valuable business and finance experience, particularly the experience of a professional who has had experience in other industries by virtue of his investing experience as well as related operational experience gained in such technology companies as BEA, Ericsson and UNISYS.

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

Gerald M. Czarnecki became a lead Director of the Company on August 13, 2008 and Chairman of our Board of Directors on September 23, 2009. Mr. Czarnecki is an ex officio member of each of the Audit Committee, Compensation Committee and Governance and Nomination Committee. Mr. Czarnecki has been the Chairman and CEO of The Deltennium Group, Inc., a privately held consulting and direct investment firm, since its founding in 1995. From August 2007 until April 2012, Mr. Czarnecki has served as President and CEO of 02Media, Inc., a private organization providing direct response marketing campaign management and infomercial production, educational and branded entertainment TV programming and Internet marketing campaign management. From April 1, 2007 to January 15, 2008, Mr. Czarnecki served as interim President & CEO of Junior Achievement Worldwide, Inc., where he also serves on the board of directors, and as member of the Executive Committee, and Chairman of its Human Resources, Compensation and Pension Committees. Mr. Czarnecki is a member of the Board of Directors of State Farm Insurance Company and is Chairman of the Audit Committee, and a member of the Board of Directors of State Farm Bank and State Farm Fire & Casualty. He is also a member of the advisory board for Private Capital, Inc. and serves as a member of the Board of Trustees of National University and is Chairman of its Investment Committee. In addition he is Chairman of the Board of National Leadership Institute, a nonprofit organization dedication to facilitating quality leadership and governance in nonprofit organizations; Chairman of the National Association of Corporate Directors - Florida Chapter. Mr. Czarnecki holds a B.S. in Economics from Temple University, and M.A. in Economics from Michigan State University, a Doctor of Humane Letters from National University and is a Certified Public Accountant. Mr. Czarnecki is also the author of five books on Leadership and corporate governance. From June 2003 to April 2010, Mr. Czarnecki served on the Board of Directors of Del Global Technology, Inc., where he also served as the Chairman of its Audit Committee. From June 2006 to February 2010, Mr. Czarnecki served on the Board of Directors of Junior Achievement of South Florida, Inc. Mr. Czarnecki is also a National Association of Corporate Directors (NACD) Board Leadership Fellow. His experience at companies as large as IBM or as small as the Company have enabled him to understand how to drive best practices across either large or small organizations and creation of a dynamic organization – capable of adapting to the new paradigm of constant change in business. Mr. Czarnecki brings to the Board significant experience as a management change agent, corporate leadership, knowledge and experience in the information technology industry, and development of corporate strategy.

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

Peter H Kamin was appointed to the Board on May 18, 2012. Peter H. Kamin is the founder and Managing Partner of 3K Limited Partnership, a position that he has held since 2012.  For the previous 11 years, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P.  Peak was a limited partnership, organized to make investments in a select number of domestic public and private companies.  Mr. Kamin is presently a Director of Ambassadors Group, Inc., MAM Software Group, Inc., Rand Worldwide, Inc., Tile Shop Holdings and several privately held companies. Mr. Kamin has previously served as a Director of a number of public and private companies. Mr. Kamin holds a BA from Tufts University and an MBA from Harvard’s Graduate School of Business.  Mr. Kamin brings to the Board valuable business and finance expertise, due to his significant experience as a director of a publicly held companies and his substantial experience as an investor.

Board Committees

The Company’s Board of Directors has three standing committees of the Board: a Compensation Committee, an Audit Committee and Governance and Nomination Committee. The directors named above serve on the following Board committees:

Compensation Committee:	Audit Committee	Governance and Nomination Committee
Dwight B. Mamanteo – Chair	Dwight B. Mamanteo	Dwight B. Mamanteo

Peter H. Kamin	Frederick Wasserman** – Chair	Frederick Wasserman
Gerald M. Czarnecki -ex officio member	Gerald M. Czarnecki -ex officio member	Gerald M. Czarnecki -Chair
W. Austin Lewis IV	W. Austin Lewis IV	W. Austin Lewis IV

**	The Board of Directors has determined that Frederick Wasserman is a financial expert as defined in Regulation S-K promulgated under the Securities Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended June 30, 2013, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Form	Description
Michael Jamison	4	Was not filed timely following the acquisition of shares.
Peter Kamin	4	Was not filed timely following the acquisition of shares.

Corporate Governance Principals and Board Matters

MAM is committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining MAM’s integrity in the marketplace. MAM maintains a code of business conduct and ethics for directors, officers (including MAM’s principal executive officer, principal financial officer and principal accounting officer)  and employees,  known  as our  Code of  Ethics of  Business Conduct.  This document is available at www.mamsoftware.com/content/downloads/code-of-ethics-document-lo.pdf. MAM will post on this website any amendments to the Code of Ethics of Business Conduct or waivers of the Code of Ethics of Business Conduct for directors and executive officers. Stockholders may request free printed copies of the Code of Ethics of Business Conduct, the Corporate Governance Guidelines and the Board committee charters from:

MAM Software Group, Inc.

Attention: Investor Relations

3435 Winchester Road

Allentown, Pennsylvania 18104

(610) 336-9045

http://www.mamsoftware.com/content/downloads/code-of-ethics-document-lo.pdf

Item 11. Executive Compensation.

Summary Compensation Table for Fiscal Years 2013 and 2012

The following table sets forth information for the fiscal years ended June 30, 2013 and 2012, concerning the compensation paid and awarded to (a) our Chief Executive Officer, Michael G. Jamieson, as of the end of our fiscal year ended June 30, 2013, and (b) our Chief Financial Officer , Charles F. Trapp, as of the end of our fiscal year ended June 30, 2013.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)

Michael G. Jamieson, (1)	2013	259,000	25,900	20,000	—	—	—	—	304,900
Chief Executive Officer,	2012	237,660	83,650	12,000	—	—	—	—	333,310
President and Director

Charles F. Trapp (2)	2013	214,500	21,450	8,000	—	—	—	3,700	247,650
	2012	195,000	72,500	4,800	—	—	—	—	272,300

(1)	Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2013 as MAM’s Chief Executive Officer and President. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 165,000 GPB per year. The amount shown for 2013 was translated to U.S. dollars based on a June 30, 2013, currency conversion rate of 1 GBP = US$1.5676 (or $259,000). Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors. Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2012 as MAM’s Chief Executive Officer and President. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 150,000 GPB per year. The amount shown for 2012 was translated to U.S. dollars based on a June 30, 2012, currency conversion rate of 1 GBP = US$1.5844 (or $237,660). Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors.

(2)	For the year ended June 30, 2013, the amount shown in the table reflects salary in the amount of $214,500 earned for services in these capacities and includes $22,500 contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. The amount also includes 11,900 shares of common stock valued at the market price on the date of issuance in lieu of $35,700. For the year ended June 30, 2012, the amount shown in the table reflects salary in the amount of $195,000 earned for services in these capacities and includes $22,000 contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. The amount also includes 9,286 shares of common stock valued at the market price on the date of issuance in lieu of $16,250.

(3)

The amount shown in the “Stock Awards” column reflects the grant date fair value of awards granted during fiscal 2013, 2012, and 2011 measured in accordance with Accounting Standards Codification Topic 718. For stock awards to Mr. Jamieson, stock awards represent an award on June 30, 2010 of 50,000 shares of Common Stock with a grant date closing price of $0.80 per share. The shares vested ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. On June 30, 2012, 15,000 shares vested and on June 30, 2013, 25,000 shares vested. For stock awards to Mr. Trapp, stock awards represent an award on June 30, 2010 of 20,000 shares of Common Stock with a grant date closing price of $0.80 per share. The shares vested ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. On June 30, 2012, 6,000 shares vested and on June 30, 2013, 10,000 shares vested.

(4)	Includes contributions to the Company’s 401K Plan for the benefit of Mr. Trapp.

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

Michael Jamieson Employment Agreement

The Employment Agreement with Mr. Jamieson (the “Jamieson Agreement”) was for an initial term of three years from the Effective Date, but was extended for two years until June 30, 2015, unless terminated by Mr. Jamieson or us. Mr. Jamieson received an annual base salary of 165,000 GBP (approximately U.S. $259,000) for fiscal 2013 and will receive a base salary 178,200 GBP for fiscal 2014 (approximately $279,300), payable in British Pounds Sterling.

Mr. Jamieson is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by our Compensation Committee of our Board of Directors (“Compensation Committee”) or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2013, with respect to Mr. Jamieson’s potential incentive bonus for fiscal 2013.

In addition, Mr. Jamieson is entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of our 2007 Long-Term Incentive Plan (the “LTIP”). Pursuant to the Jamieson Agreement, Mr. Jamieson was awarded 50,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares vested ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. On June 30, 2011, 10,000 shares vested, on June 30, 2012, 15,000 shares vested and on June 30, 2013, 25,000 shares vested. As of June 30, 2013, all shares have vested and 25,000 shares have been issued.

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

On April 27, 2012, the Board of Directors approved the issuance of 728,350 restricted shares of Company common Stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Jamieson and are being held in escrow until they vest. The restricted shares will vest according to the following schedule:

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

The initial value of the common stock grant was approximately $244,000 and as of June 30, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $142,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

Upon a Change of Control, as defined in the Jamieson Agreement, all shares of Common Stock with a price target of $5 per share as described above will immediately vest. All other shares issued pursuant to the Stock Grants will not vest upon a Change of Control.

The Jamieson Agreement provides that in the event Mr. Jamieson’s employment is terminated by the Company other than for Cause or Disability, or Mr. Jamieson shall terminate his employment for Good Reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary.

Charles F. Trapp Employment Agreement

The Employment Agreement with Mr. Trapp (the “Trapp Agreement”) was for an initial term of three years from the Effective Date, but was extended for two years until June 30, 2015, unless terminated by Mr. Trapp or us. Mr. Trapp received an annual base salary of $214,500 for fiscal 2013, and will receive a base salary $225,200 for fiscal 2014 payable in U.S. dollars.

Mr. Trapp is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2013, with respect to Mr. Trapp’s potential incentive bonus for fiscal 2013.

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP. Pursuant to the Trapp Agreement, Mr. Trapp was awarded 20,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares vested ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. On June 30, 2011, 4,000 shares vested, on June 30, 2012, 6,000 shares vested and on June 30, 2013, 10,000 shares vested. As of June 30, 2013, all shares have vested and 10,000 shares have been issued.

In July 2010, the Compensation Committee granted Mr. Trapp was granted options to purchase 182,813 shares of our common stock under the LTIP (the “Option Grant”). These options will vest on the third anniversary of the grant date, at a strike price of $0.80 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant will vest; (iii) are equal to 100% of the established target(s), 50% of the award will vest; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant will vest.  Results between these established parameters will be interpolated.  The Option Grant would have vested immediately upon a Change of Control. The Option Grant was cancelled April 27, 2012.

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

On April 27, 2012, the Board of Directors approved the issuance of restricted 437,009 shares of our common stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Trapp and are being held in escrow until they vest. The restricted shares will vest according to the following schedule:

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

The initial value of the common stock grant was approximately $146,000 and as of June 30, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $85,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

Upon a Change of Control, as defined in the Trapp Agreement, all shares of Common Stock with a price target of $5 per share as described above will immediately vest. All other shares issued pursuant to the Stock Grants will not vest upon a Change of Control.

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

Board Process

The Compensation Committee approves all compensation and awards to executive officers, which include the Chief Executive, the Chief Financial Officer, and Chief Operating Officer, and any other Named Executive Officers. Generally, on its own initiative the Compensation Committee reviews the performance and compensation of the Chief Executive, Chief Financial Officer, and Chief Operating Officer and, following discussions with those individuals, establishes their compensation levels where it deems appropriate. For the remaining officers, the Chief Executive Officer makes recommendations to the Compensation Committee that generally, with such adjustments and modifications that are deemed necessary or appropriate by the Committee, are approved. With respect to equity-based compensation awarded to others, the Compensation Committee grants restricted stock, generally based upon the recommendation of the Chief Executive Officer.

The Compensation Committee believes that objectives cannot be established in a vacuum and thus invites management’s input into the establishment of milestones. Although Compensation Committee meetings are held in executive session, without management’s presence, the Compensation Committee (and from time to time individual members of the Compensation Committee) routinely meets with senior officers of the Company to discuss objectives, to explain the rationale for certain objectives or milestones, and to assure that it has management’s input in assessing the consequences of decisions made in Compensation Committee, for instance, the impact that its decisions may have on our financial statements. The Compensation Committee’s interactions with management seek to achieve a balance between receiving management’s buy-in for objectives and assuring that management is not actually or effectively establishing the terms and parameters for its own compensation.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended June 30, 2013. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of June 30, 2013. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
MichaelG. Jamieson	—	—						$728,350	$3,430,529	(1)
Charles F. Trapp	—	—						$437,009	$2,058,312	(1)

(1)	Based on the closing price of $4.71 of the Company’s Common Stock on June 30, 2013.

Director Compensation for Fiscal 2013

For the 2013 fiscal year, for the quarters ended September 30, 2012, December 31, 2012, and March 31, 2013, directors who were not officers of the Company received cash compensation of $8,750 except for the Chairman of the Board of Directors, who received quarterly compensation of $11,250. For the quarter ended June 30, 2013, directors who were not officers of the Company received cash compensation of $10,000 except for the Chairman of the Board of Directors, who received quarterly compensation of $12,500.

The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended June 30, 2013.

	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Michael G. Jamieson	—		—		—	—	—	—	—
Dwight B. Mamanteo	33,750	(2)	29,584	(3)	—	—	—	—	63,334
Frederick Wasserman	33,750		28,126	(4)	—	—	—	—	61,876
Gerald M. Czarnecki	43,750	(5)	24,164	(6)	—	—	—	—	67,914
W. Austin Lewis IV	37,500		27,085	(7)	—	—	—	—	64,585
Peter Kamin	28,750		12,087	(8)	—	—	—	—	40,837

(1)	The amount shown in the table reflects the dollar amount recognized for fiscal 2013 financial statement reporting purposes of the outstanding stock awards held by the directors in accordance with ASC 718-10-25-5. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2013 and 2012, Note 1 “Stock Based Compensation” and Note 9 “Stockholders Equity” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, with respect to valuation assumptions for this stock grant. The directors held no other stock or option awards at June 30, 2013.

(2)	Received cash compensation of $16,250, and includes 4,462 shares valued at $17,500, issued in lieu of cash valued at market price on the date of issuance.

(3)	Includes 22,246 shares valued at market price on the date of grant.

(4)	Includes 20,524 shares valued at market price on the date of grant.

(5)	Includes 4,426 shares of Common Stock valued at market price on the date of issuance, net of income taxes of $8,000, and received in lieu of $22,500 of cash compensation.

(6)	Includes 19,267 shares, net after taxes, valued at market price on the date of grant, net of income taxes of $14,000.

(7)	Includes 21,392 shares valued at market price on the date of grant.

(8)	Includes 4,312 shares valued at market price on the date of grant.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 23, 2013 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock. Unless otherwise identified, the address of our directors and officers is c/o MAM Software Group, Inc., Maple Park, Maple Court, Barnsley, U.K. S75 3DP.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership		Percent of class of Common Stock (1)
5% Shareholders:

Wynnefield Persons (2) c/o Wynnefield Capital Inc. and Affiliates 450 Seventh Ave., Suite 509 New York, NY 10123	3,497,687	(3)	24.2%

Directors and Officers:

Michael Jamieson Chief Executive Officer	1,014,050	(4)	7.0%

Charles F. Trapp Chief Financial Officer	896,292	(5)	6.2%

Frederick Wasserman, Director	107,135	(6)	0.7%

Dwight B. Mamanteo, Director	278,257	(7)	1.9%

Gerald M. Czarnecki, Chairman	381,999	(8)	2.6%

Peter Kamin, Director	853,985	(9)	5.9%

W. Austin Lewis IV (10) c/o Lewis Asset Management Corp. 45 Rockefeller Plaza New York, NY 10111	2,063,238	(11)	14.3%

Directors and Officers as a group (7 persons)	5,594,956		38.6%

(1)	Based on a total of 14,460,171 shares of Common Stock outstanding as of September 23, 2013. In accordance with Securities and Exchange Commission rules, each person’s percentage interest is calculated by dividing the number of shares that person owns by the sum of (a) the total number of shares outstanding as of September 23, 2013 plus (b) the number of shares such person has the right to acquire within sixty (60) days of September 23, 2013.

(2)	Comprised of Wynnefield Partners Small Cap Value, LP (“Wynnefield Partners”) and Wynnefield Partners Small Cap Value LP I (“Wynnefield Partners I”), and the general partner of each of these entities, Wynnefield Capital Management, LLC (“Wynnefield LLC”); Wynnefield Small Cap Value Offshore Fund Ltd. (“Wynnefield Offshore”) and its investment manager, Wynnefield Capital, Inc. (“Wynnefield Capital”); Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (the “Plan”); Nelson Obus, who serves as principal and co-managing member of Wynnefield Capital Management, LLC, principal executive officer of Wynnefield Capital, Inc. and Joshua H. Landes, who serves as principal and co-managing member of Wynnefield Capital Management, LLC and executive officer of Wynnefield Capital, Inc. (collectively, the “Wynnefield Persons”). Dwight Mamanteo, one of the Company’s directors, is an investment analyst with Wynnefield Capital. Mr. Mamanteo exercises neither voting nor dispositive control over the shares beneficially owned by Wynnefield Capital. The Company has been informed that Nelson Obus and Joshua H. Landes share voting and investment control over the shares beneficially owned by Wynnefield Partners, Wynnefield Partners I, Wynnefield Offshore, Wynnefield LLC, and Wynnefield Capital and the Plan. Based upon information provided in a Schedule 13D/A filed with the SEC on May 27, 2011 and a Form 4 filed on June 6, 2011. Note that the Wynnefield Persons’ shareholdings have been reduced by an aggregate of 3,125,002 shares to reflect the surrender of the Exchange Warrants by the Wynnefield Partners Small Cap Value, LP, Wynnefield Partners Small Cap Value, LP I, Wynnefield SmallCap Offshore Fund, Ltd to the Company as part of the Company’s proposed Exchange Offer.

(3)	Represents an aggregate of 3,497,687 shares of common stock, which are beneficially owned as follows: (i) 904,066 shares of common stock are beneficially owned by Wynnefield Partners; (ii) 1,224,677 shares of common stock are beneficially owned by Wynnefield Partners I; (iii) 1,364,470 shares of common stock owned by Wynnefield Offshore; and (iv) 4,474 shares of common stock are beneficially owned by the Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan Based upon information provided in a Form 4 filed with the SEC on June 6, 2011.

(4)	Includes 728,350 shares which have not vested.

(5)	Includes 437,009 shares which have not vested.

(6)	Includes 3,855 shares which will vest within 60 days of September 23, 2013.

(7)	Includes 3,844 shares which will vest within 60 days of September 23, 2013.

(8)	Includes 3,070 shares which will vest within 60 days of September 23, 2013.

(9)	Includes 2,670 shares which will vest within 60 days of September 23, 2013.

(10)	W. Austin Lewis IV is the portfolio manager and general partner of Lewis Asset Management Corp., the investment manager of Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. Accordingly, Mr. Lewis is deemed to be the beneficial owner of the shares owned by Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. and beneficially owned by Lewis Asset Management Corp.

(11)	Represents (i) 646,403 shares owned directly by W. Austin Lewis IV, (ii) 1,416,835 shares of common stock owned by Lewis Opportunity Fund, LP; and (iii) 3,708 shares which will vest within 60 days of September 23, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

As part of the MAM share repurchase plan, during the quarter ended December 31, 2011, the Company purchased 33,466 shares of common stock at a cost of $56,000 from Channel Partners II L.P., an investment partnership affiliated with Wynnefield Capital, Inc.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), because we are listed on NASDAQ. We have determined that Dwight B. Mamanteo, Frederick Wasserman, Gerald Czarnecki, Peter Kamin, and W. Austin Lewis IV are “independent” within the meaning of such rules. Michael Jamieson is not “independent” under these rules, due to his position as our Chief Executive Officer.

Item 14.	Principal Accounting Fees and Services.

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, KMJ Corbin & Company LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2013 and 2012.

	For the Year Ended June 30,
	2013	2012
Audit fees (1)	$121,000	$121,000
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total fees	$121,000	$121,000

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of June 30, 2013 and, 2012, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, the footnotes thereto, and the report of KMJ Corbin & Company LLP, independent auditors, are filed herewith.

(2)	Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended.

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.2	Certificate of Designation for Series A Convertible Preferred Stock.

10.1	Share Sale Agreement relating to EXP Dealer Software Limited dated August 4, 2006 among Auto Data Network, Inc., MAM Software Group, Inc. and MAM Software Dealer Software Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2006).

10.2	Share Sale Agreement relating to Dealer Software and Services Limited dated February 1, 2007 between MAM Software Group, Inc. and Auto Data Network, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007).

10.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2007).

10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2007).

10.6	Settlement and Release Agreement between ASNA and Aidan J. McKenna (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 6, 2007).

10.7	Share Sale Agreement, dated November 12, 2007, between EU Web Services, Ltd., as Purchaser, MAM Software Group, Inc., as Vendor, and EXP Dealer Software Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed November 16, 2007)

10.8	Revolving Credit and Term Loan Agreement dated as of December 21, 2007, by and between ComVest Capital LLC, as Lender, and MAM Software Group, Inc., as Borrower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.9	Revolving Credit Note dated December 21, 2007 in the principal amount of $1,000,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.10	Convertible Term Note, dated December 21, 2007 in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.11	Collateral Agreement dated as of December 21, 2007 by and among MAM Software Group, Inc., Aftersoft Network, N.A. Inc., MAM Software Ltd., MAM Software Group (U.K.) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., and ComVest Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.12	Guaranty Agreement dated December 21, 2007 by Aftersoft Network, N.A. Inc., MAM Software Ltd., MAM Software Group (U.K.) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., in favor of ComVest Capital LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.13	Form of Validity Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.14	Warrant, dated as of December 21, 2007, to Purchase 1,000,000 Shares of Common Stock of MAM Software Group, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.15	Warrant, dated as of December 21, 2007, to purchase 2,000,000 Shares of Common Stock of MAM Software Group, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.16	Warrant, dated as of December 21, 2007, to purchase 2,083,333 Shares of Common Stock of MAM Software Group, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.17	Registration Rights Agreement dated as of December 21, 2007 by MAM Software Group, Inc. for the benefit of the holders (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.18	2007 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit D of the Company’s revised Definitive Proxy Statement filed on May 19, 2008).

10.19	Employment Agreement dated as of December 1, 2008 between the Company and Ian Warwick (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.20	Employment Agreement dated as of December 1, 2008 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.21	Employment Agreement dated as of December 1, 2008 between the Company and Simon Chadwick (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.22	May 15, 2008 Waiver and Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.23	September 23, 2008 Waiver and Amendment (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.24	February 10, 2009 Waiver and Amendment (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.25	April 22, 2009 Amendment (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed April 23, 2009).

10.26	Consulting Agreement with Commonwealth Associates LP dated June 3, 2008 (incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1/A filed on April 3, 2009).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual report on Form 10-K/A for the fiscal year ended June 30, 2007 filed October 15, 2007.)

21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAM Software Group, Inc.

Date: September 25, 2013	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 25, 2013	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 25, 2013	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 25, 2013	By:	/s/ Gerald M. Czarnecki
Gerald M. Czarnecki
Chairman of the Board, Lead Director, ex officio member of all committees

Date: September 25, 2013	By:	/s/ Frederick Wasserman
Frederick Wasserman
Audit Committee Chair and Director

Date: September 25, 2013	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Compensation Committee Chair and Director

Date: September 25, 2013	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV
Compensation Committee Member and Director

Date: September 25, 2013	By:	/s/ Peter H. Kamin
Peter H. Kamin
Director

FINANCIAL STATEMENTS

MAM SOFTWARE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F–2

Consolidated Balance Sheets as of June 30, 2013 and 2012	F–3

Consolidated Statements of Income and Comprehensive Income for the years ended June 30, 2013 and 2012	F–4

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2013 and 2012	F–5

Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012	F–6

Notes to Consolidated Financial Statements	F–8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MAM Software Group, Inc.

We have audited the accompanying consolidated balance sheets of MAM Software Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAM Software Group, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  KMJ Corbin & Company LLP

Costa Mesa, California

September 25, 2013

MAM SOFTWARE GROUP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2013	June 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$4,061	$3,628
Accounts receivable, net of allowance of $114 and $108	3,511	3,507
Inventories	199	358
Prepaid expenses and other current assets	1,976	957
Total Current Assets	9,747	8,450

Property and Equipment, Net	689	664

Other Assets
Goodwill	8,983	9,158
Amortizable intangible assets, net	640	1,361
Software development costs, net	1,248	1,106
Other long-term assets	34	45
TOTAL ASSETS	$21,341	$20,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,400	$1,327
Accrued expenses and other liabilities	1,952	2,011
Payroll and other taxes	718	580
Derivative liabilities	-	442
Current portion of long-term debt	312	759
Current portion of deferred revenue	742	381
Sales tax payable	769	709
Income tax payable	352	567
Total Current Liabilities	6,245	6,776

Long-Term Liabilities
Deferred revenue, net of current portion	154	130
Deferred income taxes	79	169
Long-term debt, net of current portion	-	283
Other	241	285
Total Liabilities	6,719	7,643
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	–
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 14,813,172 shares issued and 14,139,491 shares outstanding at June 30, 2013 and 15,492,730 shares issued and 14,296,105 outstanding at June 30, 2012	2	2
Additional paid-in capital	31,548	33,453
Accumulated other comprehensive loss	(1,168)	(930)
Accumulated deficit	(14,014)	(17,027)
Treasury stock at cost, 673,681 shares and 1,196,625 shares at June 30, 2013 and 2012, respectively	(1,746)	(2,357)
Total Stockholders' Equity	14,622	13,141
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,341	$20,784

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share data)

	For the Years Ended June 30,
	2013	2012
Revenues	$27,466	$26,090
Cost of revenues	11,392	10,676
Gross Profit	16,074	15,414

Operating Expenses
Research and development	3,405	3,267
Sales and marketing	3,348	2,709
General and administrative	4,163	3,448
Depreciation and amortization	1,149	1,198
Total Operating Expenses	12,065	10,622

Operating Income	4,009	4,792

Other Income (Expense)
Interest expense	(146)	(191)
Change in fair value of derivative liabilities	(271)	230
Gain on settlement of derivative liabilities	131	-
Gain on settlement of liabilities	13	215
Total Other Income (Expense), net	(273)	254

Income before provision for income taxes	3,736	5,046

Provision for income taxes	723	950

Net Income	3,013	4,096

Foreign currency translation loss	(238)	(369)
Total Comprehensive Income	$2,775	$3,727

Earnings per share attributed to common stockholders - basic	$0.24	$0.29
Earnings per share attributed to common stockholders - diluted	$0.24	$0.29
Weighted average common shares outstanding – basic	12,708,766	13,976,810
Weighted average common shares outstanding – diluted	12,825,708	14,253,291

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance July 1, 2011	-	$-	14,167,621	$1	$33,156	$-		$(561)	$(21,123)	$11,473
Common stock issued as compensation - Includes 1,165,359 unvested shares (See Notes 7 and 8)	-	-	1,304,126	1	199	-	-	-	-	200
Common stock issued for warrant exercise	-	-	5,291	-	3	-	-	-	-	3
Common stock issued in settlement of accrued liabilities	-	-	59,404	-	106	-	-	-	-	106
Stock options issued in settlement of accrued liabilities	-	-	-	-	62	-	-	-	-	62
Repurchase of common stock	-	-	-	-		(1,240,337)	(2,430)	-	-	(2,430)
Retirement of treasury stock	-	-	(43,712)	-	(73)	43,712	73	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	(369)	-	(369)
Net income	-	-	-	-	-	-	-	-	4,096	4,096
Balance June 30, 2012	-	$-	15,492,730	$2	$33,453	(1,196,625)	$(2,357)	$(930)	$(17,027)	$13,141

Retirement of treasury stock	-	-	(1,145,759)	-	(2,242)	1,145,759	2,242	-	-	-
Common stock issued as compensation – Includes 282,254 unvested shares (See Notes 7 and 8 )	-	-	445,201	-	425	-	-	-	-	425
Common stock issued for options exercise	-	-	21,000	-	14	-	-	-	-	14
Stock options issued in settlement of accrued liabilities	-	-	-	-	40	-	-	-	-	40
Repurchase of common stock	-	-	-	-	-	(622,815)	(1,631)	-	-	(1,631)
Retirement of warrants	-	-	-	-	(142)	-	-	-	-	(142)
Foreign currency translation	-	-	-	-	-	-	-	(238)	-	(238)
Net income	-	-	-	-	-	-	-	-	3,013	3,013
Balance June 30, 2013	-	$-	14,813,172	$2	$31,548	(673,681)	$(1,746)	$(1,168)	$(14,014)	$14,622

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)	For the Years Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES :
Net income	$3,013	$4,096
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	73	51
Depreciation and amortization	1,149	1,198
Amortization of debt discount and debt issuance costs	11	25
Gain on settlement of derivative liabilities	(131)	-
Change in fair value of derivative liabilities	271	(230)
Gain on settlement of liabilities	(13)	(215)
Deferred income taxes	(90)	(77)
Fair value of stock issued for services and compensation	414	200

Changes in assets and liabilities:
Accounts receivable	(147)	(282)
Inventories	155	(74)
Prepaid expenses and other assets	(1,033)	(233)
Accounts payable	99	215
Accrued expenses and other liabilities	(216)	280
Payroll and other taxes	144	-
Deferred revenue	401	(107)
Taxes payables	80	(190)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,180	4,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(292)	(104)
Capitalized software development costs	(387)	(34)
NET CASH USED IN INVESTING ACTIVITIES	(679)	(138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	14	-
Proceeds from exercise of warrants	-	3
Retirement of outstanding warrants	(724)	-
Repurchase of common stock for treasury	(1,631)	(2,430)
Payments on debt	(725)	(770)
NET CASH USED IN FINANCING ACTIVITIES	(3,066)	(3,197)

Effect of exchange rate changes	(2)	(464)
Net change in cash and cash equivalents	433	858
Cash and cash equivalents at beginning of year	3,628	2,770
Cash and cash equivalents at end of year	$4,061	$3,628

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows (Continued)

(In thousands)	For the Years Ended June 30,
	2013	2012
Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$120	$166
Income taxes	$878	$1,050

Supplemental disclosures of non-cash investing and financing activities:

Issuance of stock options in settlement of accrued liabilities	$40	$62
Issuance of common stock in settlement of accrued liabilities	$11	$106

Issuance of unvested shares of restricted stock	$-	$1

Treasury stock retired	$2,242	$73

 The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

MAM Software Group, Inc. (the “Company”) is a leading provider of business and supply chain management solutions primarily to the automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its business through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd”) is based in Tankersley, Barnsley, United Kingdom (“U.K.”) and MAM Software, Inc. (“MAM US”) has offices in the United States (“U.S.”) in Allentown, Pennsylvania. As of April 10, 2013, MAM Software, Inc. merged with Aftersoft Network N.A., Inc. and Aftersoft Network N.A., Inc. changed its name to MAM Software, Inc. Prior to the merger, Aftersoft Network N.A., Inc. had one wholly owned subsidiary (i) MAM Software, Inc. and two inactive wholly owned subsidiaries, (ii) AFS Warehouse Distribution Management, Inc. and (iii) AFS Tire Management, Inc. which are all based in Allentown, Pennsylvania. MAM has offices in Allentown, Pennsylvania.

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

Cash and Cash Equivalents

In the U.S., the Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At times deposits held with financial institutions in the U.S. may exceed the $250,000 limit.

The Company maintains its cash accounts at financial institutions which it believes to be credit worthy. Bank accounts maintained outside the U.S. are not insured. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Customers

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. Credit risk is managed by discontinuing sales to customers who are delinquent. The Company estimates credit losses and returns based on management’s evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. No customers accounted for more than 10% of the Company’s revenues for each of the years ended June 30, 2013 and 2012. No customers accounted for more than 10% or more of the Company’s accounts receivable at June 30, 2013 and June 30, 2012.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 31% of its revenues from the U.S. and Canada, and 69% from its U.K. operations during the year ended June 30, 2013 compared to 29% of its revenues from the U.S., 1% from Canada, and 70% from its U.K. operations during the year ended June 30, 2012.

At June 30, 2013, the Company maintained 69% of its net property and equipment in the U.K. and the remaining 31% in the U.S. At June 30, 2012, the Company maintained 67% of its net property and equipment in the U.K. and the remaining 33% in the U.S.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectibility of accounts receivable, the realizability of inventories, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities, the valuation of derivative liabilities and the estimated fair value of stock options, warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

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

Property and Equipment

Property and equipment are stated at cost, and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of income and comprehensive income.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is capitalized and recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are capitalized and amortized on a product-by-product basis. The annual amortization is the greater of the amounts of:  the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations.

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

Goodwill

Goodwill that has indefinite useful lives are not amortized but rather are tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of June 30, 2013, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

Goodwill activity for the years ending June 30, 2013 and 2012 are as follows:

Balance, July 1, 2011	$9,332,000
Effect of exchange rate changes	(174,000)
Balance, June 30, 2012	$9,158,000
Effect of exchange rate changes	(175,000)
Balance, June 30, 2013	$8,983,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2013, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Issuance of Equity Instruments to Non-Employees

All issuances of the Company’s equity instruments to non-employees are measured at fair value based upon either the fair value of the equity instruments issued or the fair value of consideration received, whichever is more readily determinable. The majority of stock issuances for non-cash consideration received pertains to services rendered by consultants and others and has been valued at the fair value of the equity instruments on the dates issued.

The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Assets acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments is not presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

Stock-Based Compensation

For valuing stock options awards, the Company has elected to use the Black-Scholes Merton option pricing valuation model (“Black-Scholes”).  For the expected term, the Company uses a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility, the Company considers its own volatility as applicable for valuing its options and warrants.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant U.S. Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“LTIP”). Stock awarded under the LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5 because the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms, and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time.  Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010, July 1, 2011, July 1, 2012, and April 1, 2013 for each respective stock award. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2013 and 2012 and issued stock options to employees in fiscal 2013 and 2012 under the LTIP (see Notes 5 and 8).

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

 In those instances in which arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies (which represents the majority of the Company’s arrangements), the Company accounts for the arrangements  using contract accounting, as follows:

1)	When customer acceptance can be estimated, but reliable estimated costs to complete cannot be determined, expenditures are capitalized as work-in process and deferred until completion of the contract at which time the costs and revenues are recognized. Capitalized work-in process expenditures are included in “prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheet.

2)	When customer acceptance cannot be estimated based on historical evidence, costs are expensed as incurred and revenue is recognized at the completion of the contract when customer acceptance is obtained.

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheets. Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the term of the service agreement.

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2013 and 2012, advertising expense totaled $353,000 and $259,000, respectively.

Gain on Settlement of Liabilities

The Company realized $13,000 and $215,000 of income from settlement with creditors during the years ended June 30, 2013 and 2012, respectively, which is included in other income (expense) in the accompanying consolidated statements of income and comprehensive income.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation loss adjustment totaled $238,000 and $369,000 for the years ended June 30, 2013 and 2012, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (loss) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2013 and 2012, the components of comprehensive income consist of foreign currency translation losses.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at June 30, 2013 and 2012, and has not recognized interest and/or penalties in the consolidated statements of income and comprehensive income for the years ended June 30, 2013 and 2012.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  For the year ended June 30, 2013, there were 116,942, common share equivalents included in the computation of the diluted earnings per share. For the year ended June 30, 2013, a total of 62,502 common stock purchase warrants and stock options were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.  For the year ended June 30, 2012, there were 276,481, common share equivalents included in the computation of the diluted earnings per share. For the year ended June 30, 2012, a total of 777,061 common stock purchase warrants and stock options were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

In connection with the employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer (see Note 7), on April 27, 2012, the Board of Directors approved the issuance of 1,165,359 shares of restricted stock. In connection with the employment agreement with an officer of a Company subsidiary (see Note 7), on March 1, 2013, the Board of Directors approved the issuance of 282,254 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executives and they are being held by an escrow agent and will be released to the executives when they vest.  The Company excludes these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the years ended June 30:

	2013	2012
Numerator:
Net income	$3,013,000	$4,096,000

Denominator:
Basic weighted-average shares outstanding	12,708,766	13,976,810
Effect of dilutive securities	116,942	276,481
Diluted weighted-average diluted shares	12,825,708	14,253,291
Basic earnings per common share	$0.24	$0.29
Diluted earnings per common share	$0.24	$0.29

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

The Company had certain common stock purchase warrants that were accounted for as derivative liabilities as they did not meet the requirements to be treated as equity instruments.  On September 26, 2012, the Company repurchased a portion of the outstanding warrants that were accounted for as derivative liabilities having a fair value of $396,000 and $548,000 on June 30, 2012 and September 26, 2012, respectively. The fair value of these derivative liabilities increased during the period ended September 26, 2012 and as a result, the Company recognized a loss of approximately $152,000 from the change in fair value of the derivative liability for the period ended September 26, 2012. The Company repurchased the warrants for $475,000 and recorded a gain on settlement of derivative liabilities of $73,000 for the year ended June 30, 2013. On February 21, 2013, the Company repurchased the remaining outstanding warrants that were accounted for as derivative liabilities having a fair value of $46,000 and $165,000 on June 30, 2012 and February 21, 2013, respectively. The fair value of these derivative liabilities increased during the period ended February 21, 2013 and as a result, the Company recognized a loss of approximately $119,000, from the change in fair value of the derivative liability for the period ended February 21, 2013. The Company repurchased the warrants for $107,000 and recorded a gain on settlement of derivative liabilities of $58,000 for the year ended June 30, 2013. The total gain on the settlement of derivative liabilities was $131,000 for the year ended June 30, 2013.

As of June 30, 2013, the Company had no warrants outstanding that are treated as derivative liabilities. Prior to June 30, 2013, these warrants were treated as derivatives and changes in the fair value were recognized in earnings. These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

	June 30,	June 30,
	2013	2012
Annual dividend yield	0.0%	0.0%
Expected life (years)	0.86-1.25	1.5 -2.25
Risk-free interest rate	0.15%– 0.18%	0.25% - 0.33%
Expected volatility	27% - 32%	28% - 91%

The fair value of these common stock purchase warrants was $442,000 on June 30, 2012.  The total value of these derivative liabilities increased for the year ended June 30, 2013, and as a result, the Company recognized a loss of approximately $271,000 from the change in fair value of these warrants for the year ended June 30, 2013 and recognized a gain of approximately $230,000 from the change in fair value of these warrants for the year ended June 30, 2012. All future changes in the fair value of the Company’s warrants that are still accounted for as derivatives and will be recognized in earnings until such time as the warrants are exercised or expire.

Expected volatility was based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. The Company believed this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company had no reason to believe future volatility over the expected remaining life of these warrants was likely to differ materially from historical volatility.  The expected life was based on the remaining contractual term of the warrants. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the warrants.

Liabilities measured at fair value on a recurring basis are summarized as follows:

June 30, 2013	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$-	$-

June 30, 2012	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of warrants	$-	$-	$442,000	$442,000

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 3 Inputs:

Balance as of July 1, 2012	$442,000
Change in fair value of derivative liabilities	271,000
Retirement of warrants	(713,000)
Balance as of June 30, 2013	$-

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended June 30, 2013 and 2012, respectively.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2013	June 30, 2012
Leasehold improvements	$748,000	$756,000
Computer and office equipment	723,000	534,000
Equipment under capital leases	10,000	10,000
Furniture and equipment	304,000	283,000
	1,785,000	1,583,000
Less: Accumulated depreciation and amortization	(1,096,000)	(919,000)
	$689,000	$664,000

Depreciation and amortization expense on property and equipment for the years ended June 30, 2013 and 2012 was $195,000 and $191,000, respectively.

NOTE 3. RELATED PARTY TRANSACTIONS

As part of the MAM share repurchase plan, during the year ended June 30, 2012, the Company purchased 33,466 shares of common stock at a cost of $56,000 from Channel Partners II L.P., an investment partnership affiliated with Wynnefield Capital, Inc.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2013	June 30, 2012
Assets not subject to amortization:
Goodwill	$8,983,000	$9,158,000
Assets subject to amortization:
Completed software technology (9-10 years useful life)	$3,002,000	$3,035,000
Customer contracts / relationships (10 years useful life)	3,716,000	3,733,000
Automotive data services (20 years useful life)	298,000	306,000
	7,016,000	7,074,000
Less : Accumulated amortization	(6,376,000)	(5,713,000)
Amortizable intangible assets, net	$640,000	$1,361,000

Software development costs	$3,406,000	$3,078,000
Less : Accumulated amortization	(2,158,000)	(1,972,000)
Software development costs, net	$1,248,000	$1,106,000

For the years ended June 30, 2013 and 2012, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $954,000 and $1,007,000, respectively.

Estimated future amortization of software development costs and intangibles is as follows:

Years Ending June 30,
2014	$785,000
2015	776,000
2016	37,000
2017	37,000
2018	37,000
Thereafter	216,000
Total	$1,888,000

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following as of June 30:

	2013	2012
HSBC term loan	$292,000	$945,000
Secured notes	20,000	97,000
	312,000	1,042,000
Less current portion	(312,000)	(759,000)
Long term portion	$-	$283,000

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

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at June 30, 2013. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event of the HSBC Term Loan being refinanced to another lender.

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company, ASNA and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $11,000 and $25,000 for the years ended June 30, 2013 and 2012, respectively. The HSBC Term Loan contains various financial covenants. As of June 30, 2013, the Company was in compliance with or had obtained waivers for all such covenants.

Secured Notes

The Company has secured notes totaling $20,000 payable over 5 months with monthly payments ranging from $980 to $2,700 which will mature through fiscal 2014. The notes bear interest rates of 5.49% to 9.54% and are secured by equipment with a net carrying value of $237,000 and $277,000 as of June 30, 2013 and June 30, 2012, respectively.

NOTE 6. INCOME TAXES

The Company is subject to taxation in the U.S., U.K. and various U.S. state jurisdictions. The Company’s tax years for 1999 and forward are subject to examination by the U.S. and state tax authorities due to losses incurred since inception. The company is currently not under examination by any taxing authorities.

The Company follows the provision of FASB ASC 740-10, Income Taxes, that defines a recognition threshold and measurement attributes for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The Income Tax Topic also provides guidance on the de- recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under the Income Tax Topic, the impact of an uncertain income tax income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likely of being sustained.

Due to the recognition of a full valuation allowance, against these NOLs, future changes in the Company’s unrecognized tax benefits will not impact the Company’s tax provision.

The Company’s practice is to recognize interest and/or penalties related to income matters in income tax expense. During the twelve months ended June 30, 2013 and 2012, the Company did not recognize and interest or penalties.

The provision (benefit) for income taxes consists of the following for the years ended June 30, 2013 and 2012:

	U.S. Federal	U.S. State	U.K. Corporate	Total
2013
Current	$(37,000)	$40,000	810,000	813,000
Deferred	-	-	(90,000)	(90,000)
Total	$(37,000)	$40,000	720,000	723,000

2012
Current	$-	$8,000	$1,019,000	$1,027,000
Deferred	-	-	(77,000)	(77,000)
Total	$-	$8,000	$942,000	$950,000

At June 30, 2013, the Company had net U.S. deferred tax assets of approximately $5,119,000. Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset carry-forwards of not only the net operating losses (“NOLs”), but also its capital losses due to investments previously written off. Additionally, the future utilization of the Company’s federal and state NOLs to offset future taxable income have been determined to be subject to an annual limitation pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383 as a result of ownership changes that have previously occurred.

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

At June 30, 2013, the Company had combined federal and state NOLs of approximately $8.1 million and $12.8 million, respectively. The federal and state tax loss carry-forwards will begin to expire in 2019 and 2013 respectively, unless previously utilized

Significant components of the Company’s net deferred tax assets at June 30, 2013 and 2012 are shown below. A valuation allowance of $5.2 million and $9.9 million has been established to offset the net deferred tax assets as of June 30, 2013 and 2012, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets. The change in the valuation allowance is primarily attributable to the change in deferred tax assets and NOLs, as capital loss carry-forwards have not changed year to year.

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets consist of the following at June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Deferred tax assets:
State taxes	$9,000	$3,000
Net operating loss carry-forwards	3,239,000	4,417,000
Write-down of investments	1,720,000	1,889,000
Deferred revenue	-	192,000
Equity based compensation	-	7,000
Reserves and accruals	210,000	129,000
Deferred rent	93,000	123,000
Derivative liabilities	-	222,000
Total deferred tax assets	5,271,000	6,982,000

Deferred tax (liabilities):
Intangible and other long-lived assets	(107,000)	(886,000)
Total deferred tax (liabilities)	(107,000)	(886,000)

Valuation allowance	(5,243,000)	(6,265,000)
Net deferred tax (liabilities)	$(79,000)	$(169,000)

The provision for income taxes for the years ended June 30, 2013 and 2012 differs from the amount computed by applying the U.S. federal income tax rates to net income from continuing operations before taxes as a result of the following:

	June 30,
	2013	2012
Taxes at federal statutory rates	$1,270,000	$1,716,000
State taxes, net of federal benefit	18,000	5,000
Rate Changes	1,039,000	-
Adjustment to reserves and accruals	(309,000)	-
FIN48 NOL’s	-	24,000
Differential in U.K. corporate tax rate	(321,000)	(487,000)
Change in valuation allowance –federal	(974,000)	(308,000)
Total adjustments	(547,000)	(766,000)
Provision for income taxes	$723,000	$950,000

A provision has not been made at June 30, 2013 and 2012, for U.S. or additional foreign withholding taxes on undistributed earnings of its U.K. subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

MAM Ltd. has agreed to indemnify HSBC and others from and against all and any liability they might incur in the exercise of any powers, authorities and discretions under or in connection with the HSBC Term Loan (see Note 5).

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through October 2028. Terms of the leases provide for monthly payments ranging from $500 to $17,300. For the years ended June 30, 2013 and 2012, the Company incurred rent expense totaling approximately $413,000 and $390,000, respectively. Future annual minimum payments under non-cancelable operating leases are as follows:

For the years ended June 30,
2014	375,000
2015	379,000
2016	376,000
2017	345,000
2018	202,000
Thereafter	1,972,000
$3,649,000

Employment Agreements

On July 13, 2010, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved employment agreements, including a bonus plan, with Michael Jamieson, the Company’s President and Chief Executive Officer and Charles F. Trapp, the Company’s Executive Vice President and Chief Financial Officer.  Such employments agreements and bonus plans were entered into as of July 1, 2010 (the “Effective Date”), the first day of the 2011 fiscal year. Effective July 1, 2012, the Company agreed to extend the terms of the employment agreements, and as a result, the employment terms now expire on June 30, 2015, as opposed to June 30, 2013.

Michael Jamieson Employment Agreement

The Employment Agreement with Mr. Jamieson (the “Jamieson Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Jamieson or the Company. Mr. Jamieson will receive an annual base salary of 178,200 GBP (approximately U.S. $259,000), payable in British Pounds Sterling. Effective July 1, 2012, the Company extended the Employment Agreement from the original term of three (3) years to five (5) years, commencing July 1, 2012. As a result of the amendment, the employment terms now expire on June 30, 2015, as opposed to June 30, 2013.

Mr. Jamieson is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by our Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2013 with respect to Mr. Jamieson’s potential incentive compensation for fiscal 2013. The Company has accrued approximately $25,900 for Mr. Jamieson for his fiscal 2013 incentive compensation.

In addition, Mr. Jamieson is entitled to participate in all of the Company’s benefit plans and our equity-based compensation plans, which currently consists of the Company’s LTIP. Pursuant to the Jamieson Agreement, Mr. Jamieson is to be awarded 50,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. As of June 30, 2013 the Company had recorded a cumulative expense of $40,000 from the vesting of the Stock Grant. As of June 30, 2013, all shares have vested and 25,000 shares have been issued.

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

On April 27, 2012, the Board of Directors approved the issuance of 728,350 restricted shares of Company common stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Jamieson and are being held in escrow until they vest. The restricted shares will vest according to the following schedule:

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

The initial value of the restricted shares was approximately $244,000, which will be amortized over the life of the employment agreement. As of June 30, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested restricted shares is approximately $142,000. The Company recorded an expense $86,000 from the amortization of the unvested restricted shares for the year ended June 30, 2013. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

Upon a Change of Control, as defined in Mr. Jamieson’s Employment Agreement effective as of July 1, 2010, all shares of common stock with a price target of $5 per share as described above will immediately vest. All other restricted shares issued will not vest upon a Change of Control.

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

Charles F. Trapp Employment Agreement

The Employment Agreement with Mr. Trapp (the “Trapp Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Trapp or the Company. Effective July 1, 2012, the Company extended the Employment Agreement from the original term of three (3) years to five (5) years, commencing July 1, 2012. Commencing July 1, 2012 Mr. Trapp will receive an annual base salary of $214,500, payable in U.S. dollars. As a result of the amendment, the employment terms now expire on June 30, 2015, as opposed to June 30, 2013.

Mr. Trapp is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance  goal(s) of   the Company,   which are   to   be established   by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established an EBITDA-related target for the fiscal year ended June 30, 2013, with respect to Mr. Trapp’s potential incentive compensation for fiscal 2013. The Company has accrued approximately $21,450 for Mr. Trapp for his fiscal 2013 incentive compensation.

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP. Pursuant to the Trapp Agreement, Mr. Trapp is to be awarded 20,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares will vest ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. As of June 30, 2013, the Company recorded a cumulative expense of $16,000 from the vesting of the Stock Grant. As of June 30, 2013, all shares have vested and 10,000 shares have been issued.

The Trapp Agreement also entitled Mr. Trapp to be granted options to purchase 182,813 shares of our common stock under the LTIP (the “Option Grant”). These options would have vested on the third anniversary of the grant date, at a strike price of $0.80 per share, depending on the extent to which certain performance targets have been met. The options expire ten years from the grant date, if vested.  If the Company’s results: (i) amount to less than 80% of the established target(s), none of the Option Grant will vest; (ii) are equal to 80% of the established target(s), 25% of the Option Grant would have vested; (iii) are equal to 100% of the established target(s), 50% of the award would have vested; and (iv) are equal to or better than 120% of the established target(s), 100% of the Option Grant would have vested.  Results between these established parameters would have been interpolated.  The Option Grant would have vested immediately upon a change of control. The Option Grant was cancelled April 27, 2012.

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

On April 27, 2012 the Board of Directors approved the issuance of 437,009 restricted shares of Company common Stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Trapp and are being held in escrow until they vest. The restricted shares will vest according to the following schedule:

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

The initial value of the restricted shares was approximately $146,000, which will be amortized over the life of the employment agreement. As of June 30, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested restricted shares is approximately $85,000. The Company recorded an expense $42,000 from the amortization of the unvested restricted shares for the year ended June 30, 2013. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

Upon a Change of Control, as defined in Mr. Trapp’s Employment Agreements effective as of July 1, 2010, all shares of common stock with a price target of $5 per share as described above will immediately vest. All other restricted shares issued will not vest upon a Change of Control.

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

Lee Broad Employment Agreement

The Employment Agreement with Mr. Broad (the “Broad Agreement”) is for an initial term of two years from July 1, 2013, and is automatically renewable for successive one-year periods unless terminated by Mr. Broad or the Company. Mr. Broad will receive an annual base salary of 125,000GBP (approximately $200,000), payable in British Pound Sterling.

Mr. Broad is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of   the Company,   which are   to   be established   by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt.

In addition, Mr. Broad is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP.

On July 1, 2013, the Board of Directors approved the issuance of restricted 250,892 shares of Company common stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Broad and are being held in escrow until they vest. The restricted shares will vest according to the following schedule:

-	20% when the market price of the Company’s Common Stock trades at or above $6 for the previous 30 day volume weighted average price (“VWAP”)
-	30% when the market price of the Company’s Common Stock trades at or above $7 for the previous 30 day VWAP.
-	30% when the market price of the Company’s Common Stock trades at or above $8 for the previous 30 day VWAP.
-	30% when the market price of the Company’s Common Stock trades at or above $9 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $57,000, which will be amortized over the life of the employment agreement. The shares were valued using a Monte Carlo Simulation with a two year life, 124.8% volatility and a risk free interest rate of 0.39%.

The Broad Agreement provides that in the event Mr. Broad’s employment is terminated by the Company other than for Cause or Disability, or Mr. Broad shall terminate his employment for Good Reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary.

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended September 30, 2008, the Company approved the issuance of 48,300 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.   During the year ended June 30, 2012, the Company issued 6,054 shares of common stock valued at $15,000.

During the quarter ended September 30, 2009, the Company approved the issuance of 115,682 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the years ended June 30, 2013 and 2012, respectively, the Company issued 8,494 and 31,260 shares of common stock valued at $9,000 and $34,000.

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the years ended June 30, 2013 and 2012, respectively, the Company issued 43,396 and 42,980 shares of common stock valued at $34,000 and $34,000.

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the years ended June 30, 2013 and 2012, the Company issued 24,510 and 18,714 shares of common stock valued at $44,000 and $34,000, respectively.

During the quarter ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. During the year ended June 30, 2013, the Company issued 20,283 shares valued at $45,000. No shares were issued during the year ended June 30, 2012.

During the quarter ended June 30, 2013, the Company approved the issuance of 66,169 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant, April 1, 2013. No shares were issued during the year ended June 30, 2013.

During the years ended June 30, 2013 and 2012, the Company issued 6,063 and 14,088 shares of common stock to certain directors in lieu of quarterly cash compensation valued at $17,000 and $26,000, respectively.

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

On April 25, 2013 the Company received proceeds of approximately $14,000 from the exercise of 21,000 stock options.

On March 1, 2013, the Board of Directors approved the issuance of 282,254 restricted shares of Company common stock to a certain subsidiary officer pursuant to the Company’s 2007 LTIP. These shares were issued to the officer and are being held in escrow until they vest. The restricted shares will vest according to the following schedule:

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

The initial value of the restricted shares was approximately $109,000, which will be amortized over the life of the employment agreement. As of March 1, 2013, the amount of unamortized stock based compensation related to the restricted shares is approximately $104,000. The shares were valued using a Monte Carlo Simulation with a two year life, 39.6% volatility and a risk free interest rate of 0.25%. The Company recognized $19,000 of expense for the year ended June 30, 2013. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards common stock only upon the approval of the Company's shareholders to amend the Company's certificate of incorporation to increase the number of authorized shares.

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

From July 1, 2012 until June 30, 2013, the Company repurchased 622,815 shares of the common stock at a cost of approximately $1,631,000. On July 25, 2012, the Company retired 1,145,759 shares of common stock that were acquired at an approximate cost of $2,242,000. As of June 30, 2013 the Company has repurchased 1,240,337 shares at a cost of approximately $2,430,000, and has a remaining approval to repurchase an additional $2,320,000 of treasury stock.

Stock-Based Compensation:

The Company granted common stock options to employees during fiscal 2013 under the Company’s LTIP. A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2012	171	$0.91
Options granted	23	2.13
Options exercised	(21)	0.65
Options cancelled	-	-
Options outstanding - June 30, 2013	173	$1.11	7.8	$624
Options exercisable - June 30, 2013	173	$1.11	7.8	$624
Options exercisable and expected to vest - June 30, 2013	173	$1.11	7.8	$624

During the year ended June 30, 2013 the Company received proceeds of approximately $14,000 from the exercise of 21,000 stock options.

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

Year Ended
June 30, 2013

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

Warrants:

The following is a summary of warrant activity for the year ended June 30, 2013:

Balance as of June 30, 2012	727,244
Warrants retired	(655,390)

Warrants issued and outstanding at June 30, 2013	71,854

The outstanding warrants are all exercisable; have an exercise price ranging from $0.80 to $10.00 and remaining life of 2 days years to 1.5 years. The weighted average exercise price is $8.83 per share and the weighted remaining life is 0.2 years.

During the year ended June 30, 2013, the Company repurchased 147,056 warrants with exercise prices from $0.80 to $3.00 for approximately $142,000 and reduced additional paid-in capital.

During the year ended June 30, 2013, 508,334 warrants, which were accounted for as derivative liabilities, with exercise prices from $0.92 to $2.49 and a weighted average exercise price of $1.57 were retired for approximately $582,000.

On June 6, 2012, 3,233 warrants exercisable at $0.80 were exercised using the cashless exercise provision of the warrant agreement. The average closing price for the prior five days was $2.20 and 2,058 shares of common stock were issued.

On June 6, 2012, 3,233 warrants were exercised for $0.80 per share for cash proceeds of $3,000.

NOTE 9. 401(k) PLAN

The Company has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate in the plan. The Company’s contribution to the 401(k) Plan is at the discretion of the Board of Directors. Starting January 1, 2013 the Company matches 100% of elective deferrals subject to a maximum of 3% of the participant’s eligible earnings. The Company’s matching contributions for the years ended June 30, 2013 and 2012 were $33,000 and $0, respectively.

NOTE 10. SUBSEQUENT EVENTS

During the quarter ended September 30, 2013, the Company issued 10,165 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $30,000 based on the closing market price of the Company’s common stock on January 2, 2013.

On July 3, 2013, the Company issued 26,267 shares of common stock to certain directors, which were valued at approximately $50,000 based on the closing market price of the Company’s common stock on the date of the grant.

On July 3, 2013, the Company issued 1,856 shares of common stock to a certain director, in lieu of cash compensation, which were valued at approximately $9,000 based on the closing market price of the Company’s common stock on the date of the grant.

 On August 7, 2013, the Company issued 35,000 shares of common stock to officers of the Company, which were valued at approximately $16,000 based on the closing market price of the Company’s common stock on the date of the grant.

On August 27, 2013, the Board of Directors approved the issuance of 250,892 restricted shares of the Company common stock pursuant to the Company’s 2007 LTIP. The shares are being held in escrow until they vest.

On September 5, 2013 the Company received proceeds of approximately $7,000 from the exercise of 11,500 stock options.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended.

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.2	Certificate of Designation for Series A Convertible Preferred Stock.

10.1	Share Sale Agreement relating to EXP Dealer Software Limited dated August 4, 2006 among Auto Data Network, Inc., MAM Software Group, Inc. and MAM Software Dealer Software Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2006).

10.2	Share Sale Agreement relating to Dealer Software and Services Limited dated February 1, 2007 between MAM Software Group, Inc. and Auto Data Network, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007).

10.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2007).

10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2007).

10.6	Settlement and Release Agreement between ASNA and Aidan J. McKenna (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 6, 2007).

10.7	Share Sale Agreement, dated November 12, 2007, between EU Web Services, Ltd., as Purchaser, MAM Software Group, Inc., as Vendor, and EXP Dealer Software Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed November 16, 2007)

10.8	Revolving Credit and Term Loan Agreement dated as of December 21, 2007, by and between ComVest Capital LLC, as Lender, and MAM Software Group, Inc., as Borrower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.9	Revolving Credit Note dated December 21, 2007 in the principal amount of $1,000,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.10	Convertible Term Note, dated December 21, 2007 in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.11	Collateral Agreement dated as of December 21, 2007 by and among MAM Software Group, Inc., Aftersoft Network, N.A. Inc., MAM Software Ltd., MAM Software Group (U.K.) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., and ComVest Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 31, 2007).

46

10.12	Guaranty Agreement dated December 21, 2007 by Aftersoft Network, N.A. Inc., MAM Software Ltd., MAM Software Group (U.K.) Ltd., AFS Warehouse Distribution Management, Inc., AFS Tire Management, Inc. and AFS Autoservice Inc., in favor of ComVest Capital LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.13	Form of Validity Guaranty (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.14	Warrant, dated as of December 21, 2007, to Purchase 1,000,000 Shares of Common Stock of MAM Software Group, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.15	Warrant, dated as of December 21, 2007, to purchase 2,000,000 Shares of Common Stock of MAM Software Group, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.16	Warrant, dated as of December 21, 2007, to purchase 2,083,333 Shares of Common Stock of MAM Software Group, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.17	Registration Rights Agreement dated as of December 21, 2007 by MAM Software Group, Inc. for the benefit of the holders (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 31, 2007).

10.18	2007 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit D of the Company’s revised Definitive Proxy Statement filed on May 19, 2008).

10.19	Employment Agreement dated as of December 1, 2008 between the Company and Ian Warwick (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.20	Employment Agreement dated as of December 1, 2008 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.21	Employment Agreement dated as of December 1, 2008 between the Company and Simon Chadwick (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 5, 2008).

10.22	May 15, 2008 Waiver and Amendment (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.23	September 23, 2008 Waiver and Amendment (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.24	February 10, 2009 Waiver and Amendment (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 2009).

10.25	April 22, 2009 Amendment (incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K filed April 23, 2009).

10.26	Consulting Agreement with Commonwealth Associates LP dated June 3, 2008 (incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1/A filed on April 3, 2009).

47

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual report on Form 10-K/A for the fiscal year ended June 30, 2007 filed October 15, 2007.)

21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1/A filed on July 15, 2008).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

48