Form 10-Q
period 2013-09-30
MAM SOFTWARE GROUP, INC.
filed 2013-10-31
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-27083

MAM SOFTWARE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1108035
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

Maple Park, Maple Court, Tankersley, Barnsley, UK S75 3DP
(Address of principal executive offices)(Zip code)

011 44 124 431 1794
(Registrant’s telephone number, including area code)

N/A
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company)   ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 14,481,437 shares of its common stock outstanding as of October 31, 2013.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	-1-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-8-

Item 4.	Controls and Procedures	-8-

PART II. OTHER INFORMATION		-8-

Item 1.	Legal Proceedings	-8-

Item 1A.	Risk Factors	-9-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-9-

Item 3.	Defaults Upon Senior Securities	-9-

Item 4.	Mine Safety Disclosures	-10-

Item 5.	Other Information	-10-

Item 6.	Exhibits	-10-

SIGNATURES		-11-

PART I—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Ltd.” refers to MAM Software Limited; (iii) the term “MAM US” refers to MAM Software, Inc. and (iv) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc. As of April 10, 2013, MAM Software Inc. merged with ASNA and ASNA changed its name to MAM Software, Inc. The term “ASNA” refers to Aftersoft Network, N.A., Inc. and its operating subsidiaries prior to the April 10, 2013 merger with MAM Software, Inc.

Item 1. Financial Statements

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,275	$4,061
Accounts receivable, net of allowance of $139 and $114	4,247	3,511
Inventories	279	199
Prepaid expenses and other current assets	1,899	1,976
Total Current Assets	10,700	9,747

Property and Equipment, Net	720	689

Other Assets
Goodwill	9,382	8,983
Amortizable intangible assets, net	507	640
Software development costs, net	1,328	1,248
Other long-term assets	37	34
TOTAL ASSETS	$22,674	$21,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,685	$1,400
Accrued expenses and other liabilities	1,542	1,952
Payroll and other taxes	1,029	718
Debt	67	312
Current portion of deferred revenue	742	742
Sales tax payable	761	769
Income tax payable	368	352
Total Current Liabilities	6,194	6,245

Long-Term Liabilities
Deferred revenue, net of current portion	140	154
Deferred income taxes	61	79
Other	229	241
Total Liabilities	6,624	6,719
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 15,133,852 shares issued and 14,460,171 shares outstanding at September 30, 2013 and 14,813,172 shares issued and 14,139,491 shares issued and outstanding at June 30, 2013	2	2
Additional paid-in capital	31,750	31,548
Accumulated other comprehensive loss	(634)	(1,168)
Accumulated deficit	(13,322)	(14,014)
Treasury stock at cost, 673,681 shares at September 30, 2013 and June 30, 2013	(1,746)	(1,746)
Total Stockholders' Equity	16,050	14,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,674	$21,341

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)
	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012
Revenues	$7,561	$6,483
Cost of revenues	3,315	2,710
Gross Profit	4,246	3,773

Operating Expenses
Research and development	838	861
Sales and marketing	1,153	812
General and administrative	1,132	896
Depreciation and amortization	266	290
Total Operating Expenses	3,389	2,859

Operating Income	857	914

Other Income (Expense)
Interest expense	(27)	(41)
Change in fair value of derivative liabilities	-	(206)
Gain on settlement of derivative liabilities	-	73
Gain on settlement of liabilities	-	13
Total other expense, net	(27)	(161)

Income before provision for income taxes	830	753

Provision for income taxes	138	129

Net income	692	624

Foreign currency translation gain	534	295
Total Comprehensive Income	$1,226	$919

Earnings per share attributed to common stockholders:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted average shares outstanding:
Basic	12,708,766	12,968,665
Diluted	12,835,432	13,116,886

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Three Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$692	$624
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	26	20
Depreciation and amortization	266	290
Debt discount and debt issuance cost amortization	1	4
Deferred income taxes	(18)	(54)
Change in fair value of derivative liabilities	-	206
Gain on settlement of derivative liabilities	-	(73)
Gain on settlement of liabilities	-	(13)
Fair value of stock issued for services and compensation	179	112
Changes in assets and liabilities:
Accounts receivable	(590)	(52)
Inventories	(65)	84
Prepaid expenses and other assets	102	(38)
Accounts payable	231	(224)
Payroll and other taxes payable	286	191
Deferred revenue	(49)	(60)
Accrued expenses and other liabilities	(466)	(619)
Sales taxes payable	(52)	(10)
Net cash provided by operating activities	543	388

Cash flows from investing activities:
Purchase of property and equipment	(56)	(30)
Capitalized software development costs	(129)	-
Net cash used in investing activities	(185)	(30)

Cash flows from financing activities:
Payments on debt	(254)	(136)
Repurchase of common stock for treasury	-	(759)
Proceeds from exercise of stock options	7	-
Repurchase of outstanding warrants	-	(475)
Net cash used in financing activities	(247)	(1,370)

Effect of exchange rate changes	103	75
Net change in cash and cash equivalents	214	(937)

Cash and cash equivalents at beginning of period	4,061	3,628
Cash and cash equivalents at end of period	$4,275	$2,691

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	For the Three Months Ended
	September 30,
	2013	2012
Supplemental disclosures of cash investing and financing activities:
Interest	$23	$37
Income taxes	$283	$256

Supplemental disclosures of non-cash investing and financing activities:

Issuance of stock options in settlement of accrued liabilities	$-	$40
Issuance of common stock in settlement of accrued liabilities	$16	$11
Treasury stock retired	$-	$2,242

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by MAM Software Group, Inc. (“MAM” or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which was filed with the SEC on September 25, 2013. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MAM is a leading provider of integrated information management solutions and services and a leading provider of cloud-based software solutions for the automotive aftermarket sector. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom (“U.K.”) and MAM Software, Inc. (“MAM US”) has offices in the United States (“U.S.”) in Allentown, Pennsylvania. As of April 10, 2013, MAM Software, Inc. merged with Aftersoft Network, N.A., Inc. and Aftersoft Network, N.A., Inc. changed its name to MAM Software, Inc. Prior to the merger, Aftersoft Network, N.A., had one wholly owned subsidiary (i) MAM Software, Inc. and two inactive wholly owned subsidiaries, (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania. MAM has offices in Allentown, Pennsylvania.

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

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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

No customer accounted for more than 10% of the Company’s accounts receivable at September 30, 2013 and June 30, 2013. No customer accounted for more than 10% of the Company’s revenues for the three months ended September 30, 2013 and September 30, 2012.

Segment Reporting

The Company operates in one reportable segment. The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 29% of its revenues from the U.S., 1% from Canada and 70% from its U.K. operations during the three months ended September 30, 2013, as compared to 29% of its revenues from the U.S., 1% from Canada and 70% from its U.K. operations during the three months ended September 30, 2012.

At September 30, 2013, the Company maintained 70% of its net property and equipment in the U.K. and the remaining 30% in the U.S. At June 30, 2013, the Company maintained 69% of its net property and equipment in the U.K. and the remaining 31% in the U.S.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectibility of accounts receivable, the realizability of inventories, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of stock options, warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments. Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

•   Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities.

•   Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities, or (iii) information derived from or corroborated by observable market data.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of income and comprehensive income. Depreciation and amortization expense was $58,000 and $48,000 for the three months ended September 30, 2013 and 2012, respectively.

  MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $59,000 and $63,000 for the three months ended September 30, 2013 and 2012, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of eight to ten years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $149,000 and $179,000 for the three months ended September 30, 2013 and 2012, respectively.

Goodwill

Goodwill is not to be amortized but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of September 30, 2013, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the three months ended September 30, 2013, goodwill activity was as follows:

Balance, July 1, 2013	$8,983,000
Effect of exchange rate changes	399,000
Balance, September 30, 2013	$9,382,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2013, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“2007 LTIP”). Stock awarded under the 2007 LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5 because the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms, and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time. Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010, July 1, 2011, July 1, 2012 and April 1, 2013 for each respective stock award. The maximum aggregate number of shares of common stock that may be issued under the 2007 LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2014 and 2013 and issued stock options to employees in fiscal 2013 under the 2007 LTIP (see Note 5).

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
September 30, 2013
(Unaudited)

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2013 and 2012, advertising expense totaled $188,000 and $98,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. The translation gain adjustment totaled $534,000 and $295,000 for the three months ended September 30, 2013 and 2012, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended September 30, 2013 and 2012, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

 MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed consolidated balance sheets at September 30, 2013 and June 30, 2013, and has not recognized interest and/or penalties in the condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2013 and 2012.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three months ended September 30, 2013, there were 126,666 common share equivalents included in the computation of the diluted earnings per share. For the three months ended September 30, 2013, 1,698,505 shares of common stock, vest based on the market price of the Company’s common stock and were excluded from the computation of diluted earnings per share because the shares have not vested and no common stock purchase warrants and stock options were excluded from the computation of diluted earnings per share. For the three months ended September 30, 2012, there were 148,221 common share equivalents included in the computation of the diluted earnings per share. For the three months ended September 30, 2012, 1,165,359 shares of common stock based on the market price of the shares have not vested and 308,333 common stock purchase warrants and stock options were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

In connection with the employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer (see Note 5), on April 27, 2012, the Board of Directors approved the issuance of 1,165,359 shares of restricted stock. In connection with the employment agreement with an officer of a Company subsidiary (see Note 5), on March 1, 2013, the Board of Directors approved the issuance of 282,254 shares of restricted stock. In connection with the employment agreement with an officer of the Company (see Note 5), on July 1, 2013, the Board of Directors approved the issuance of 250,842 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executives and they are being held by an escrow agent and will be released to the executives when they vest.  The Company excludes these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the three months ended September 30:

	2013	2012
Numerator:
Net income	$692,000	$624,000

Denominator:
Basic weighted-average shares outstanding	12,708,766	12,968,665
Effect of dilutive securities	126,666	148,221
Diluted weighted-average diluted shares	12,835,432	13,116,886
Basic earnings per common share	$0.05	$0.05
Diluted earnings per common share	$0.05	$0.05

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

As of September 30, 2013 and June 30, 2013, the Company had no warrants outstanding that were treated as derivative liabilities. Prior to June 30, 2013, certain warrants were treated as derivatives and changes in the fair value were recognized in earnings.

The Company had certain common stock purchase warrants that were accounted for as derivative liabilities as they did not meet the requirements to be treated as equity instruments. During the three months ended September 30, 2012, the Company repurchased a portion of the outstanding warrants having a fair value of $548,000 on September 26, 2012. The fair value of these derivative liabilities increased for the period ended September 26, 2012, and as a result, the Company recognized an approximate $152,000 loss from a change in fair value of the derivative liabilities for the period ended September 26, 2012. The Company repurchased the warrants for $475,000 and recorded a gain on settlement of derivative liabilities of $73,000 for the three months ended September 30, 2013. The fair value of the remaining common stock purchase warrants was $100,000 on September 30, 2012. The total value of these derivative liabilities increased for the three months ended September 30, 2012, and as a result, the Company recognized an approximate $54,000 of a loss from the change in fair value of the derivative liabilities for the three months ended September 30, 2012.  The Company repurchased the remaining warrants during the year ended June 30, 2013.

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended September 30, 2013 and 2012, respectively.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 3. DEBT

Debt consists of the following:
	September 30,	June 30,
	2013	2013
		(Audited)
HSBC term loan	$62,000	$292,000
Secured notes	5,000	20,000
	67,000	312,000
Less current portion	(67,000)	(312,000)
Long term portion	$-	$-

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

The interest rate under the HSBC Term Loan is 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totals 3.4% at September 30, 2013. A prepayment fee of 1.5% of the amount prepaid will be payable by the Company in the event of the HSBC Term Loan being refinanced to another lender.

The HSBC Term Loan is secured by the following instruments: a guarantee granted by the Company and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which is being amortized over the life of the loan. Amortization expense was $1,000 and $4,000 for the three months ended September 30, 2013 and 2012, respectively. The HSBC Term Loan contains various financial covenants. As of September 30, 2013, the Company was in compliance with or had obtained waivers for all such covenants.

Secured Notes

The Company has secured notes totaling $5,000 payable over two months with monthly payments ranging from $980 to $1,300 which will mature through fiscal 2014. The notes bear interest rates of 5.49% to 9.54% and are secured by equipment with a net carrying value of $243,000 and $237,000 as of September 30, 2013 and June 30, 2013, respectively.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 4. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of such a proceeding if initiated could have a material adverse effect on the consolidated financial position or results of operations of the Company. There are currently no pending legal proceedings.

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

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended September 30, 2010, the Company approved the issuance of 155,625 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. During the quarter ended September 30, 2013, the Company issued 9,508 shares of common stock valued at $8,000.

During the three months ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. During the quarter ended September 30, 2013, the Company issued 5,340 shares of common stock valued at $10,000.

During the three months ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. During the quarter ended September 30, 2013, the Company issued 6,325 shares of common stock valued at $14,000.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

During the three months ended June 30, 2013, the Company approved the issuance of 66,169 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant, April 1, 2013. During the three months ended September 30, 2013, the Company issued 5,094 shares of common stock valued at $19,000.

On July 3, 2013, the Company issued, under the 2007 LTIP, 1,856 shares of common stock to certain directors, in lieu of cash compensation, which were valued at $9,000 based on the closing market price of the Company's common stock on the date of grant.

On August 7, 2013, the Company issued 20,000 shares of common stock to officers of the Company in accordance with their employment agreements, which were valued at approximately $16,000 based on the closing market price of the Company’s common stock on the date of the grant.

On September 5, 2013, the Company issued 11,500 shares from the exercise of stock options, and received proceeds of $7,000.

Treasury Stock

From November 2011 through September 2012, the Board of Directors authorized the repurchase of up to $6,750,000 of the Company’s common stock. As of September 30, 2013 and June 30, 2013, the Company had repurchased 1,863,152 shares at a cost of approximately $4,061,000 and has remaining approval to repurchase $2,689,000 of treasury stock.

Stock-Based Compensation:

The Company granted common stock options to employees during fiscal 2013 under the Company’s 2007 LTIP. A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2013	173	$1.11
Options granted	-	-
Options exercised	(12)	0.65
Options cancelled	-	-
Options outstanding - September 30, 2013	161	$1.14	7.6	$578
Options exercisable - September 30, 2013	161	$1.14	7.6	$578
Options exercisable and expected to vest - September 30, 2013	161	$1.14	7.6	$578

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

On April 27, 2012, the Board of Directors approved the issuance of 1,165,359 restricted shares of Company common stock to certain officers pursuant to the Company’s 2007 LTIP. These shares were issued to the officers and are being held in escrow until they vest. The Stock Grants will vest according to the following schedule:

-	40% when the market price of the Company’s common stock trades at or above $5 for the previous 30 day volume weighted average price (“VWAP”);

-	15% when the market price of the Company’s common stock trades at or above $6 for the previous 30 day VWAP;

-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP; and

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $390,000 and as of September 30, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $192,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $35,000 and $35,000 of expense for the three months ended September 30, 2013 and 2012, respectively.

On March 1, 2013, the Board of Directors approved the issuance of 282,254 restricted shares of Company common stock to a certain subsidiary officer pursuant to the Company’s 2007 LTIP. These shares were issued to the officer and are being held in escrow until they vest. The Stock Grants will vest according to the following schedule:

-	20% when the market price of the Company’s common stock trades at or above $5 for the previous 30 day VWAP;

-	30% when the market price of the Company’s common stock trades at or above $6 for the previous 30 day VWAP;

-	30% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP; and

-	20% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $109,000 and as of September 30, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $74,000. The shares were valued using a Monte Carlo Simulation with a two-year life, 39.6% volatility and a risk free interest rate of 0.25%. The Company recognized $15,000 of expense for the three months ended September 30, 2013.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

On July 1, 2013, the Board of Directors approved the issuance of restricted 250,892 shares of Company common stock pursuant to the Company’s 2007 LTIP. These shares were issued to Mr. Broad and are being held in escrow until they vest. The restricted shares will vest according to the following schedule:

-	20% when the market price of the Company’s common stock trades at or above $6 for the previous 30 day VWAP;

-	30% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP;

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP; and

-	20% when the market price of the Company’s common stock trades at or above $9 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $265,000, which will be amortized over the life of the employment agreement. The amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $226,000.  The shares were valued using a Monte Carlo Simulation with a two year life, 124.8% volatility and a risk free interest rate of 0.39%.  The Company recognized $39,000 of expense for the three months ended September 30, 2013.

If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards.

Employee Stock Purchase Plan

On September 21, 2011, the Company approved the MAM Software Group, Inc. Employee Stock Purchase Plan (“ESPP” or the “Plan”). On December 16, 2011 the Company’s shareholders approved the ESPP. Under the ESPP the Company will grant eligible employees the right to purchase common stock through payroll deductions at a price equal to the lesser of 85%of the fair market value of a share of common stock on the Exercise Date of the current Offering Period or 85% of the fair market value of our common stock on the Grant Date of the Offering Period. No employee will be granted an option to purchase more than $2,400 of fair market value common stock in a calendar year. The Plan is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. The Plan covers a maximum of 100,000 shares of common stock

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

During the three months ended September 30, 2013, the Company issued 10,165 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $30,000 based on the closing market price of the Company’s common stock on January 2, 2013. During the three months ended September, 30, 2012, the Company issued 2,529 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $4,000 based on the closing market price of the Company’s common stock on January 2, 2012.

NOTE 6. SUBSEQUENT EVENTS

On October 3, 2013, the Company issued 16,759 shares of common stock valued at $43,000 to the non-management members of the Board of Directors under the 2007 LTIP.

On October 3, 2013, the Company issued, under the 2007 LTIP, 4,507 shares of common stock to certain directors, in lieu of cash compensation, which were valued at $17,000, based on the closing market price of the Company common stock on the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2013 and our other filings with the SEC.

Company Overview

MAM Software Group, Inc. (“MAM,” the “Company,” “we,” “our,” or “us”) is a leading provider of integrated information management solutions and services and a leading provider of cloud-based software solutions for the automotive aftermarket sector. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom (“U.K.”) and MAM Software, Inc. (“MAM US”) has offices in the United States (“U.S.”) in Allentown, Pennsylvania. As of April 10, 2013, MAM Software, Inc. merged with Aftersoft Network, N.A., Inc. and Aftersoft Network, N.A., Inc. changed its name to MAM Software, Inc. Prior to the merger, Aftersoft Network, N.A., had one wholly owned subsidiary (i) MAM Software, Inc. and two inactive wholly owned subsidiaries, (ii) AFS Warehouse Distribution Management, Inc., and (iii) AFS Tire Management, Inc., which are all based in Allentown, Pennsylvania. MAM has offices in Allentown, Pennsylvania.

The Company is a leading global provider of on-premise and cloud-based business management solution for the auto parts, tires and vertical distribution industries. We have a broad line of software solutions and services to address the information technology (IT) needs of virtually every significant sector of the automotive aftermarket in the United Kingdom and North America and are seeking to leverage this position into new industry verticals and new geographies around the world. At present, most of our customers in the U.K. have our software installed on-premise. For customers who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as Software as a Service (SaaS), which utilizes the cloud. We provide professional IT services to our customers, including software and hardware installation, data conversion, training, and, at times, product modifications. We also provide continuing customer support services to ensure product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.

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

In the U.K. and Ireland, the Company also provides management solutions to business involved in the wholesale of construction materials. These vertical markets include plumbing, building, lumber, and electrical wholesale distribution companies.

Market Dynamics & Opportunities

We believe that the largest single issue facing the automotive aftermarket at this time is the downturn of the global economy, especially the economies in which we operate. The constraint of credit within the U.S. and U.K. markets is forcing automobile owners to retain their existing automobiles far longer than they may have previously planned. This phenomenon is forcing owners to seek out more economic ways of maintaining their vehicles, and we believe this presents an opportunity to the Company. The need for consumers to maintain their vehicles longer requires service suppliers to offer a wide range of services at highly competitive prices. We believe that this can be achieved only by those businesses that are able to efficiently manage their businesses and find methods to reduce costs without affecting service levels, which may best be done through investments in ‘up to date’ management information systems, specifically those designed for the automotive market. However, we have recently noticed that some businesses wishing to invest in new management systems are also finding their access to credit reduced. The unavailability of credit for businesses may have a detrimental effect on our revenues if customers are unable to identify adequate resources necessary to fund purchases. As a means to addressing the lack of availability of credit for customers or potential customers, we have introduced Autopart Online which is a ‘rental’ or Software as a Service (SaaS) version of Autopart. Autopart Online does not require the customer to purchase hardware and software licenses upfront, they simply ‘rent’ the infrastructure and purchase the professional services required to implement the system. We believe that by removing the capital investment associated with Autopart, we will see an increase in interest in our Autopart Online solution.

Our Products and Services

The Company’s business management systems, information products and online services permit our customers to manage their critical day-to-day business operations through automated point-of-sale, information (content) products, inventory management, purchasing, general accounting and customer relationship management.

We provide professional IT services to our customers, including software and hardware installation, data conversion, training, and, at times, product modifications. We also provide continuing customer support services to ensure product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.

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

Many of our business management applications are now available as Software as a Service (SaaS), where software and associated data is centrally hosted on the cloud. Depending on the complexity of the application, MAM SaaS solutions are deployed using 'cloud hosting' or 'web application' technology:

⋅	SaaS cloud hosting - single tenants accessing fully-managed virtual servers via thin client (terminal services) connections (e.g., Autopart Online); or
⋅	SaaS web application - multiple tenants accessing a dedicated website using a standard web browser (e.g., Autowork Online).

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

Our Revenues

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the three months ended September 30, 2013, we generated revenues of $7,561,000 with a net income of $692,000, with 70% of these revenues coming from the U.K. market.

The Company’s revenues are derived from the following:

⋅	The sale of business management systems comprised of proprietary software applications, implementation and training;
⋅	Providing subscription-based services, including software support and maintenance, and online services for a fee;
⋅	Delivering our business management software as a service, commonly known as Software as a Service or (SaaS);
⋅	Delivering our catalogue information as a service, commonly known as Data as a Service (DaaS); and
⋅	Enabling integration between systems and third-party vendors as a service, commonly known as Integration Platform as a Service (iPaaS).

Our Strategies

To date, our management has identified five areas that it believes we need to focus on. The first area is the continued growth of revenues derived from delivering our business management SaaS. To date our Autowork Online, our ‘installer’ solution in the U.K. and Autopart Online, our parts store solutions, are being delivered in this way. Both products have been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end- users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of September 30, 2013, we had 2,840 subscribers of this service. The product has just been localized and released into the U.S. market. Autopart Online was launched in August 2011, and as of September 30, 2013, we had 401 end-users subscribing to this service.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand.

During the three months ended September 30, 2013, the Company added one sales associate and one marketing person to its staff. During the 12 months ended June 30, 2013, the Company added two sales associates and two marketing personnel.

The third area of focus relates to the launch of our information service, Autocat+ in the U.S. Autocat+ is an auto parts catalog that uses the DaaS distribution model. MAM Software Ltd. centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application. Data can also be 'consumed' via a web service for integration into business-to-consumer websites. Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily.

In the U.K., there are approximately 11,500 end-users (warehouse distributors, parts stores and auto service providers) who use our information products, for which a monthly or annual subscription fee is charged. Our management believes that launching a U.S. version of Autocat+ will help to sell our business management software solutions.

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

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the three months ended September 30, 2013, a number of new modules were launched including EMI+, a new business intelligence solution with mobile capability and a new warehouse management software module that integrates seamlessly with Autopart.

Our Progress

At present, most of our customers in the U.K. have our software installed on-premise. However, market acceptance of cloud computing for mission-critical enterprise applications has become increasingly common in recent years since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for these businesses to purchase supporting software and hardware for an on-premise system or the need to keep IT people on staff to monitor and upgrade such a system.

We introduced our first subscription-based service solution over the Internet in 2005 in the U.K., and we began marketing our first cloud system to customers in North America in 2013. Since that time, we have significantly expanded our cloud-based offerings and are offering customers that maintain on-premise installations significant incentives to move to our cloud-computing model. While transitioning our U.K. customers to a cloud computing model results in a decrease in our up-front revenue recognition, we believe that this is a necessary transition and is in the best interests of our customers and our own long-term business prospects as an increasing number of our customers in the U.K. are looking for solutions that are highly functional, easy to use, configurable, and fast.

Our cloud model is based on Microsoft .Net, HTML5 and SQL technologies that provides both open and secure platform with support for user experiences on both desktop and mobile devices. Our customers that have moved away from traditional on-premise software to our cloud-based service applications benefit by substantially reducing the complexity typical of on-premise software implementations, customizations, and upgrades. Through cloud computing, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, thereby reducing their need to buy and maintain their own IT resources. As a part of our cloud-based model, we will provide installation, training, and support services to our customers. In the North American market we have a smaller customer base and by offering a cloud-based solution will prove to be an important part of our strategic growth. We anticipate that this solution will positively impact the marketplace and ultimately increase our market share within North America.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. Dollar was 70% for the three months ended September 30, 2013, as compared to 70% for the corresponding period in 2012. As the U.S. dollar strengthened in relation to the British Pound Sterling (“GBP”), in the comparable periods, our revenue and income, which is reported in U.S. dollars, is negatively impacted. Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM Ltd. subsidiary are translated at the average exchange rate for the period. During the three months ended September 30, 2013, the exchange rate for MAM Ltd.’s operating results was U.S. $1.5494 per 1GBP, as compared with U.S. $1.5796 per 1GBP for the three months ended September 30, 2012.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates. The exchange rate used for translating our MAM Ltd. subsidiary was U.S. $1.6136 per 1GBP at September 30, 2013 and U.S. $1.5208 per 1GBP at June 30, 2013.

Currency translation gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled $534,000 and $295,000 for the three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, we had a backlog of unfilled orders of business management systems of $1,548,000 compared to a backlog of $1,097,000 at September 30, 2012. We expect to fulfill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three months ended September 30, 2013 compared with the three months ended September 30, 2012 were as follows:

Revenues. Revenues were $7,561,000 for the three months ended September 30, 2013, compared with $6,483,000 for the three months ended September 30, 2012, an increase of $1,078,000, or 17%. For the three months ended September 30, 2013 recurring revenue increased $564,000 to $5,198,000 or 69% of total revenue versus $4,634,000 or 71% of total revenue for the three months ended September 30, 2012. U.K. revenue increased 533,000GBP or 18%, to 3,416,000GBP during the three months ended September 30, 2013 from 2,883,000GBP during the three months ended September 30, 2012. The stronger U.S. dollar resulted in a $740,000 increase in dollar-denominated revenue to $5,293,000 during the three months ended September 30, 2013 as compared to $4,553,000 during the three months ended September 30, 2012.  This increase was achieved even though we incurred the negative impact of lower perpetual license revenue as we transition our business to a SaaS model. The SaaS model will result in lower reported revenue and cash flow in the year of the sale. The SaaS model will produce an increased and more predicable future revenue stream. U.S. revenue increased $338,000 to $2,268,000 for the three months ended September 30, 2013, from $1,930,000 for the three months ended September 30, 2012, because of increased sales of software and professional services.

Cost of Revenues. Total cost of revenues for the three months ended September 30, 2013, were $3,315,000 compared with $2,710,000 for three months ended September 30, 2012, which was an increase of $605,000 or 22.3%. Cost of revenues as a percentage of revenues increased from 41.8% for the three months ended September 30, 2012 to 43.8% for the three months ended September 30, 2013. The increase in cost of revenues was the result of increased overall sales and an increase in revenue of lower margin products MAM Ltd.’s costs increased 250,000GBP or 20.9% for the three months ended September 30, 2013, to 1,447,000GBP from 1,197,000GBP for the three months ended September 30,2012, because of   unfavorable  variances  resulting  from  increased  software  and  system  revenues  and  by  increased Autowork Online revenue. U.K. costs reported in U.S. dollars increased $351,000 or 18.6% from $1,891,000 to $2,242,000. The U.S. costs increased $254,000 or 31.0% to $1,073,000 for the three months ended September 30, 2013, as compared to U.S. costs of $819,000 for the three months ended September 30, 2012, which was in line with the increased U.S. revenues and is directly related to the increase in revenues and additional costs for salaries and related expenses being incurred that cannot be passed to the customer. The revenues can be discounted at certain times to close sales contracts. As a result of ongoing cost-cutting initiatives, we have been able to minimize any increase in the cost of sales after a thorough review of operations throughout the Company.

Gross Profit. Gross profit increased $473,000 or 12.5% to $4,246,000 for the three months ended September 30, 2013, from $3,773,000 for the three months ended September 30, 2012.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months Ended September 30,
	2013	2012	$ Variance	% Variance
Research and development	$838,000	$861,000	$(23,000)	-2.7%
Sales and marketing	1,153,000	812,000	341,000	42.0%
General and administrative	1,132,000	896,000	236,000	26.3%
Depreciation and amortization	266,000	290,000	(24,000)	-8.3%
Total Operating Expenses	$3,389,000	$2,859,000	$530,000	18.5%

Operating expenses increased by $530,000 or 18.5% for the three months ended September 30, 2013, compared with the three months ended September 30, 2012. This is due to the following:

Research and Development Expenses. Research and development expenses decreased by $23,000 or 2.7% for the three months ended September 30, 2013, when compared to the three months ended September 30, 2012. This decrease was primarily due to a decrease in headcount for engineering employees in the U.S. in 2013, as opposed to the three months ended September 30, 2012.

Sales and Marketing Expenses. Sales and marketing expenses increased by $341,000 or 42.0% during the three months ended September 30, 2013 as compared with the three months ended September 30, 2012. This increase was the result of hiring additional sales and marketing personnel in the U.S. and U.K., increased attendance at trade shows and increased marketing expenses for the three months ended September 30, 2013, as opposed to the three months ended September 30, 2012. The U.K. business experienced an increase in expenses of approximately $115,000 from the addition of sales personnel. The U.S. business experienced a net increase in expenses of approximately $226,000 primarily from additions in advertising and marketing expenses of $39,000, approximately $32,000 for marketing salaries and related expenses, additional sales personnel and related travel expenses of $20,000, and approximately $97,000 for additional tradeshow expenses.

General and Administrative Expenses. General and administrative expenses increased by $236,000 or 26.3% during the three months ended September 30, 2013 as compared with the three months ended September 30, 2012. This increase was due to increased salaries from additions to administration of $130,000, recruiting costs for personnel of approximately $56,000, and additional software license costs of approximately $96,000.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $24,000 for the three months ended September 30, 2013, as compared with the three months ended September 30, 2012, because of assets being fully depreciated.

Operating Income. Operating income was $857,000 for the three months ended September 30, 2013, a decrease of $57,000 or 6.2% as compared to $914,000 for the three months ended September 30, 2012.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2013, amounted to a net expense of $27,000 compared with expense of $161,000 for the three months ended September 30, 2012. The expense for the three months ended September 30, 2012, was the result of a $206,000 loss from the increase of the fair value of derivative liabilities, partially offset by a gain on settlement of $73,000 from the retirement of a portion of the derivative liability, and a gain of $13,000 on a settlement of a liability.

Interest Expense. Interest expense decreased by $14,000 to $27,000 for the three months ended September 30, 2013, as compared to $41,000 for the three months ended September 30, 2012. HSBC cash interest was approximately $18,000 for the three months ended September 30, 2013, and debt discount amortization was approximately $1,000. During the three months ended September 30, 2012, we paid HSBC $26,000 in cash interest for the Term Loan. Total debt discount amortization was $4,000 for the three months ended September 30, 2012.

Income Taxes. Income taxes increased by $9,000 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. This increase was due to higher tax requirements resulting from increased profits at our U.K. subsidiary.

Net Income. As a result of the above, we realized net income of $692,000 for the three months ended September 30, 2013, compared with net income of $624,000 for the three months ended September 30, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline our U.S. operations, we expect to see a continued increase in overall revenues with a contribution from U.S. operations in fiscal 2014.

At September 30, 2013, we had cash and cash equivalents of $4,275,000.

During the three months ended September 30, 2013, we reduced our HSBC Term Loan and our secured notes by $254,000 using internally generated funds and working capital.

We continued to experience positive operating cash flow during the quarter and generated approximately $214,000 after repayment of $254,000 in long-term debt, and capital expenditures of $185,000.

We expect to see continued positive earnings and cash flow from both the U.S. and U.K. operations for the balance of fiscal 2014, with continued growth in revenues and operating income from the U.S. operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next three quarters, specifically due to additional products that have been developed by the U.S. operation which are currently being released to customers, and the continued growth of our Autopart line of products in the U.S. market.

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

Working Capital

Working capital at September 30, 2013, was $4,506,000, versus working capital of $3,502,000 at June 30, 2013. The working capital increase resulted primarily from a $214,000 increase in cash, a $736,000 increase in net accounts receivable, an $80,000 increase in inventories, a $77,000 decrease in prepaid expenses and other assets, a $285,000 increase in accounts payable, a $410,000 decrease in accrued expenses, a $311,000 increase in accrued payroll and other taxes, a $245,000 decrease in the current portion of long-term debt, an decrease of $8,000 in sales tax payable, and an increase of $16,000 in income tax payable.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a. Risk Factors

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2013 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 3, 2013, the Company issued, under the 2007 LTIP, 1,856 shares of common stock to certain directors, in lieu of cash compensation, which were valued at $9,000 based on the closing market price of the Company's common stock on the date of grant.

On August 7, 2013, the Company issued 20,000 shares of common stock to officers of the Company in accordance with their employment agreements, which were valued at approximately $16,000 based on the closing market price of the Company’s common stock on the date of the grant.

On September 5, 2013, the Company issued 11,500 shares from the exercise of stock options, and received proceeds of $7,000.

The above transactions were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(a)(2) thereof and Regulation D promulgated hereunder as a transaction by the Company not involving any public offering and the purchasers met the “accredited investor” criteria required by the rules and regulations promulgated under the Securities Act and/or the purchaser is a sophisticated investor with access to information on our Company. Furthermore, as directors, the investors had access to information concerning the Company and transfer of the Common Stock was restricted in accordance with the requirements of the Securities Act of 1933, as amended.

Purchases of Equity Securities

Share repurchase activity during the three months ended September 30, 2013 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 1, 2013 – September 30, 2013	-	$0.00	-	$2,688,644

(1)
There were no shares repurchased in the three months ended September 30, 2013, under our stock repurchase program that was originally announced in March 5, 2012 with an authorized level of $2.0 million, which was increased an additional $2.0 million (or $4 million in the aggregate) on June 22, 2012.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAM Software Group, Inc.

Date: October 31, 2013	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2013	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

-12-