Form 10-Q
period 2013-12-31
MAM SOFTWARE GROUP, INC.
filed 2014-01-29
CIK 832488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The registrant had 14,514,484 shares of its common stock outstanding as of January 29, 2014.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	-1-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-8-

Item 4.	Controls and Procedures	-8-

PART II. OTHER INFORMATION		-9-

Item 1.	Legal Proceedings	-9-

Item 1A.	Risk Factors	-9-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-9-

Item 3.	Defaults Upon Senior Securities	-10-

Item 4.	Mine Safety Disclosures	-10-

Item 5.	Other Information	-10-

Item 6.	Exhibits	-10-

SIGNATURES		-11-

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

Item 1. Financial Statements

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,179	$4,061
Accounts receivable, net of allowance of $126 and $114	3,825	3,511
Inventories	267	199
Prepaid expenses and other current assets	1,632	1,976
Total Current Assets	10,903	9,747

Property and Equipment, Net	723	689

Other Assets
Goodwill	9,534	8,983
Amortizable intangible assets, net	380	640
Software development costs, net	1,432	1,248
Other long-term assets	34	34
TOTAL ASSETS	$23,006	$21,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,253	$1,400
Accrued expenses and other liabilities	1,684	1,952
Payroll and other taxes	723	718
Debt	-	312
Current portion of deferred revenue	738	742
Sales tax payable	783	769
Income tax payable	417	352
Total Current Liabilities	5,598	6,245

Long-Term Liabilities
Deferred revenue, net of current portion	213	154
Deferred income taxes	45	79
Other	217	241
Total Liabilities	6,073	6,719
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 15,168,118 shares issued and 14,494,437 shares outstanding at December 31, 2013 and 14,813,172 shares issued and 14,139,491 shares issued and outstanding at June 30, 2013	2	2
Additional paid-in capital	31,907	31,548
Accumulated other comprehensive loss	(301)	(1,168)
Accumulated deficit	(12,929)	(14,014)
Treasury stock at cost, 673,681 shares at December 31, 2013 and June 30, 2013	(1,746)	(1,746)
Total Stockholders' Equity	16,933	14,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,006	$21,341

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues	$7,362	$6,754	$14,923	$13,237
Cost of revenues	3,388	2,826	6,703	5,536
Gross profit	3,974	3,928	8,220	7,701
Operating expenses
Research and development	913	844	1,751	1,705
Sales and marketing	1,160	821	2,313	1,633
General and administrative	1,103	932	2,235	1,828
Depreciation and amortization	249	284	515	574
Total operating expenses	3,425	2,881	6,814	5,740

Operating income	549	1,047	1,406	1,961
Other income (expense)
Interest expense	(6)	(39)	(33)	(80)
Gain on settlement of liabilities	-	-	-	13
Gain on settlement of derivative liabilities	-	-	-	73
Change in fair value of derivative liabilities	-	(42)	-	(248)
Total other expense, net	(6)	(81)	(33)	(242)

Income before provision for income taxes	543	966	1,373	1,719
Provision for income taxes	150	182	288	311
Net income	393	784	1,085	1,408

Foreign currency translation income	301	1	835	296
Total comprehensive income	$694	$785	$1,920	$1,704

Earnings per share attributed to common stockholders:
Basic	$0.03	$0.06	$0.08	$0.11
Diluted	$0.03	$0.06	$0.08	$0.11
Weighted average shares outstanding:
Basic	12,788,839	12,762,864	12,764,425	12,865,765
Diluted	12,870,154	12,982,406	12,846,094	13,048,538

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	For the Six Months Ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,085	$1,408
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	59	5
Depreciation and amortization	515	574
Amortization of debt discount and debt issuance costs	1	7
Fair value of stock issued for services	328	185
Gain on settlement of liabilities	-	(13)
Gain on settlement of derivative liabilities	-	(73)
Deferred income taxes	(34)	(67)
Change in fair value of derivative liabilities	-	248
Changes in assets and liabilities:
Accounts receivable	(163)	(422)
Inventories	(49)	142
Prepaid expenses and other assets	384	(143)
Accounts payable	(209)	(196)
Payroll and other taxes	(14)	3
Deferred revenue	7	(19)
Accrued expenses and other liabilities	(288)	(513)
Sales tax payable	(47)	18
Net cash provided by operating activities	1,575	1,144

Cash flows from investing activities :
Purchase of property and equipment	(255)	(64)
Capitalized software development costs	(136)	(8)
Net cash used in investing activities	(391)	(72)

Cash flows from financing activities:
Payments for treasury stock	-	(1,389)
Repurchase of outstanding warrants	-	(475)
Proceeds from the exercise of stock options	15	-
Payments on long-term debt	(325)	(397)
Net cash used in financing activities	(310)	(2,261)

Effect of exchange rate changes	244	77

Net change in cash and cash equivalents	1,118	(1,112)

Cash and cash equivalents, beginning of period	4,061	3,628
Cash and cash equivalents, end of period	$5,179	$2,516

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	For the Six Months Ended
	December 31,	December 31,
	2013	2012
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$26	$73
Income taxes	$350	$478

Supplemental disclosures of non-cash investing and financing activities :
Issuance of stock options in settlement of accrued liabilities	$-	$40
Issuance of common stock in settlement of accrued liabilities	$16	$11
Treasury stock retired	$-	$2,242

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which was filed with the SEC on September 25, 2013. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

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
December 31, 2013
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

No customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2013 and June 30, 2013. No customer accounted for more than 10% of the Company’s revenues for the three and six month periods ended December 31, 2013 and 2012.

Segment Reporting

The Company operates in one reportable segment. The Company evaluates financial performance on a company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 26% of its revenues from the U.S., 1% from Canada and 73% from its U.K. operations during the three months ended December 31, 2013, compared to 31% of its revenues from the U.S., 1% from Canada and 68% from the U.K. for the three months ended December 31, 2012.

The Company derived 28% of its revenues from the U.S., 1% from Canada and 71% from its U.K. operations during the six months ended December 31, 2013 compared to 29% of its revenues from the U.S., 1% from Canada and 70% from its U.K. operations during the six months ended December 31, 2012.

At December 31, 2013, the Company maintained 72% of its net property and equipment in the U.K. and the remaining 28% in the U.S. At June 30, 2013, the Company maintained 69% of its net property and equipment in the U.K. and the remaining 31% in the U.S.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the realizability of inventories, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of stock options, warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of income and comprehensive income. Depreciation and amortization expense was $58,000 and $45,000 for the three months ended December 31, 2013 and 2012, respectively, and was $116,000 and $93,000 for the six months ended December 31, 2013 and 2012, respectively.

   MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
 (Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $60,000 and $59,000 for the three months ended December 31, 2013 and 2012, respectively, and $119,000 and $122,000 for the six months ended December 31, 2013 and 2012, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of eight to ten years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $131,000 and $180,000 for the three months ended December 31, 2013 and 2012, respectively, and $280,000 and $359,000 for the six months ended December 31, 2013 and 2012, respectively.

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of December 31, 2013, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the six months ended December 31, 2013, goodwill activity was as follows:

Balance, July 1, 2013	$8,983,000
Effect of exchange rate changes	551,000
Balance, December 31, 2013	$9,534,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2013, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“2007 LTIP”). Stock awarded under the 2007 LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5 because the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms, and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time. Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010, July 1, 2011, July 1, 2012 and April 1, 2013 for each respective stock award. The maximum aggregate number of shares of common stock that may be issued under the 2007 LTIP, including stock awards and stock appreciation rights, is limited to 15 % of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2014 and 2013 and issued stock options to employees in fiscal 2013 under the 2007 LTIP (see Note 5).

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
December 31, 2013
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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended December 31, 2013 and 2012, advertising expense totaled $137,000 and $121,000, respectively. For the six months ended December 31, 2013 and 2012, advertising expense totaled $325,000 and $219,000, respectively.

Gain on Settlement of Liabilities

The Company realized $13,000 of income from a settlement with a creditor for the six months ended December 31, 2012, which is included in other income (expense) in the accompanying condensed consolidated statements of income and comprehensive income.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation  income totaled $301,000 and $1,000 for the three months ended December 31, 2013 and 2012, respectively, and $835,000 and $296,000 for the six months ended December 31, 2013 and 2012, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended December 31, 2013 and 2012, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

  MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
 (Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed consolidated balance sheets at December 31, 2013 and June 30, 2013, and has not recognized interest and/or penalties in the condensed consolidated statements of income and comprehensive income for the three and six months ended December 31, 2013 and 2012.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three and six months ended December 31, 2013 there were 81,315 and 81,669 common share equivalents included in the computation of DEPS. For the three and six months ended December 31, 2013, 1,698,505 shares of common stock, vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested (see below). For the three and six months ended December 31, 2012 there were 219,542 and 182,773 common share equivalents included in the computation of DEPS. For the three and six months ended December 31, 2012, 1,165,359 shares of common stock, vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested (see below) and 100,000 common stock purchase warrants were excluded from the computation of DEPS, as their effect would have been anti-dilutive.

In connection with the employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer (see Note 5), on April 27, 2012, the Board of Directors approved the issuance of 1,165,359 shares of restricted stock. In connection with the employment agreement with an officer of a Company subsidiary (see Note 5), on March 1, 2013, the Board of Directors approved the issuance of 282,254 shares of restricted stock. In connection with the employment agreement with an officer of the Company (see Note 5), on July 1, 2013, the Board of Directors approved the issuance of 250,892 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executives and they are being held by an escrow agent and will be released to the executives when they vest.  The Company excludes these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
 (Unaudited)

The following tables present the computation of the basic and diluted earnings per share of the three and six months ended December 31, 2013 and December 31, 2012, respectively:

Three Months Ended December 31,	2013	2012
Numerator:
Net income	$393,000	$784,000
Denominator:
Basic weighted-average shares outstanding	12,788,839	12,762,864
Effect of dilutive securities	81,315	219,542
Diluted weighted-average diluted shares	12,870,154	12,982,406
Basic earnings per common share	$0.03	$0.06
Diluted earnings per common share	$0.03	$0.06

Six Months Ended December 31,	2013	2012
Numerator:
Net income	$1,085,000	$1,408,000
Denominator:
Basic weighted-average shares outstanding	12,764,425	12,865,765
Effect of dilutive securities	81,669	182,773
Diluted weighted-average diluted shares	12,846,094	13,048,538
Basic earnings per common share	$0.08	$0.11
Diluted earnings per common share	$0.08	$0.11

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

As of December 31, 2013 and June 30, 2013, the Company had no warrants outstanding that were treated as derivative liabilities. Prior to June 30, 2013, certain warrants were treated as derivatives and changes in the fair value were recognized in earnings.

The Company had certain common stock purchase warrants that were accounted for as derivative liabilities as they did not meet the requirements to be treated as equity instruments. During the three months ended September 30, 2012, the Company repurchased a portion of the outstanding warrants having a fair value of $548,000 on September 26, 2012. The fair value of these derivative liabilities increased for the period ended September 26, 2012, and as a result, the Company recognized an approximate $152,000 loss from a change in fair value of the derivative liabilities for the period ended September 26, 2012. The Company repurchased the warrants for $475,000 and recorded a gain on settlement of derivative liabilities of $73,000 for the three and six months ended December 31, 2012. The total value of these derivative liabilities was $142,000 as of December 31, 2012. The Company recognized a loss of approximately $42,000 and $96,000 from the change in fair value of the warrants for the three and six months ended December 31, 2012.  The Company repurchased the remaining warrants during the year ended June 30, 2013.

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and six months ended December 31, 2013 and 2012, respectively.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

NOTE 3. DEBT

Debt consists of the following:

	December 31,	June 30,
	2013	2013
		(Audited)
HSBC term loan	$-	$292,000
Secured notes	-	20,000
	-	312,000
Less current portion	-	(312,000)
Long term portion	$-	$-

HSBC Bank plc.

On October 25, 2010, MAM Ltd., entered into a three-year term loan agreement with HSBC Bank plc. (“HSBC”) as lender (the “HSBC Term Loan”). The HSBC Term Loan provided for £1,324,550 (approximately $2.0 million at the exchange rate on October 25, 2010) with a term of three years from the date the HSBC Term Loan was first drawn down. The HSBC Term Loan was repayable in thirty-six (36) monthly installments, inclusive of interest, together with such sums in the final month to discharge the balance of the HSBC Term Loan.

The interest rate under the HSBC Term Loan was 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totaled 3.4% at October 1, 2013. A prepayment fee of 1.5 % of the amount prepaid would have been payable by the Company in the event of the HSBC Term Loan was refinanced to another lender.

The HSBC Term Loan was secured by the following instruments: a guarantee granted by the Company and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which were being amortized over the life of the loan. Amortization expense was $1,000 for the six months ended December 31, 2013, respectively. Amortization expense was $3,000 and $7,000 for the three and six months ended December 31, 2012, respectively. The HSBC Term Loan contained various financial covenants. The loan was repaid in October 2013.

Secured Notes

The Company had secured notes with monthly payments ranging from $980 to $1,300 which matured through fiscal 2014. The notes had interest rates of 5.49% to 9.54% and were secured by equipment with a net carrying value of $237,000 as June 30, 2013.  The notes were repaid in fiscal 2014.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

NOTE 4. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may become subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of such a proceeding if initiated could have a material adverse effect on the consolidated financial position or results of operations of the Company. There are currently no pending legal proceedings.

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

MAM Ltd. agreed to indemnify HSBC and others from and against all and any liability they might have incurred in the exercise of any powers, authorities and discretions under or in connection with the HSBC Term Loan (see Note 3).

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company issued 9,508 shares of common stock valued at $8,000 during six months ended December 31, 2013.

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company issued 10,680 shares of common stock valued at $20,000, during the six months ended December 31, 2013.

During the quarter ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company issued 12,650 shares of common stock valued at $28,000 during the six months ended December 31, 2013.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

During the quarter ended June 30, 2013, the Company approved the issuance of 66,169 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant, April 1, 2013. The Company issued 10,188 shares of common stock valued at $38,000 during the six months ended December 31, 2013.

On July 3, 2013, the Company issued, under the 2007 LTIP, 1,856 shares of common stock to certain directors, in lieu of cash compensation, which were valued at $9,000 based on the closing market price of the Company's common stock on the date of issuance.

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

On October 3, 2013, the Company issued, under the 2007 LTIP, 4,507 shares of common stock to certain directors, in lieu of cash compensation, which were valued at $17,000 based on the closing market price of the Company's common stock on the date of issuance.

On November 15, 2013, the Company issued 13,000 shares from the exercise of stock options, and received proceeds of $8,000.

Treasury Stock

From November 2011 through September 2012, the Board of Directors authorized the repurchase of up to $6,750,000 of the Company’s common stock. As of December 31, 2013 and June 30, 2013, the Company had repurchased 1,863,152 shares at a cost of approximately $4,061,000 and has remaining approval to repurchase $2,689,000 of treasury stock.

Stock-Based Compensation:

The Company granted common stock options to employees during fiscal 2013 under the Company’s 2007 LTIP. A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
			Average	Aggregate
	Number of	Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in	Exercise	Life	(in
	thousands)	Price	(in years)	thousands)
Options outstanding - July 1, 2013	173	$1.11
Options granted	-	-
Options exercised	(25)	0.65
Options cancelled	-	-
Options outstanding - December 31, 2013	148	$1.18	7.4	$563
Options exercisable - December 31, 2013	148	$1.18	7.4	$563
Options exercisable and expected to vest - December 31, 2013	148	$1.18	7.4	$563

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

The initial value of the common stock grant was approximately $390,000 and as of December 31, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $157,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $35,000 and $35,000 of expense for the three months ended December 31, 2013 and 2012, respectively. The Company recognized $70,000 and $70,000 of expense for the six months ended December 31, 2013 and 2012, respectively.

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

The initial value of the common stock grant was approximately $109,000 and as of September 30, 2013, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $60,000. The shares were valued using a Monte Carlo Simulation with a two-year life, 39.6% volatility and a risk free interest rate of 0.25%. The Company recognized $15,000 and $30,000 of expense for the three and six months ended December 31, 2013, respectively.

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

On July 1, 2013, the Board of Directors approved the issuance of restricted 250,892 shares of Company common stock pursuant to the Company’s 2007 LTIP. These shares were issued to Mr. Broad and are being held in escrow until they vest. The restricted shares will vest according to the following schedule:

-	20% when the market price of the Company’s common stock trades at or above $6 for the previous 30 day VWAP;

-	30% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP; and

-	20% when the market price of the Company’s common stock trades at or above $9 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $265,000, which will be amortized over the life of the employment agreement.  The amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $187,000.  The shares were valued using a Monte Carlo Simulation with a two year life, 124.8% volatility and a risk free interest rate of 0.39%.  The Company recognized $39,000 and $78,000 of expense for the three and six months ended December 31, 2013.

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

Employee Stock Purchase Plan

On September 21, 2011, the Company approved the MAM Software Group, Inc. Employee Stock Purchase Plan (“ESPP” or the “Plan”). On December 16, 2011 the Company’s shareholders approved the ESPP. Under the ESPP the Company will grant eligible employees the right to purchase common stock through payroll deductions at a price equal to the lesser of 85% of the fair market value of a share of common stock on the Exercise Date of the current Offering Period or 85% of the fair market value of our common stock on the Grant Date of the Offering Period. No employee will be granted an option to purchase more than $2,400 of fair market value common stock in a calendar year. The Plan is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. The Plan covers a maximum of 100,000 shares of common stock

MAM SOFTWARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

During the six months ended December 31, 2013, the Company issued 10,165 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $30,000 based on the closing market price of the Company’s common stock on January 2, 2013.

NOTE 6. SUBSEQUENT EVENTS

On January 3, 2014, the Company issued 16,759 shares of common stock valued at $43,000 to the non-management members of the Board of Directors under the 2007 LTIP based on the closing market price of the Company’s common stock on the date of grant.

On January 3, 2014, the Company issued, under the 2007 LTIP, 3,288 shares of common stock to certain directors, in lieu of cash compensation, which were valued at $17,000, based on the closing market price of the Company’s common stock on the date of issuance.

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

Many of our business management applications are now available as Software as a Service (SaaS), where software and associated data is centrally hosted in the cloud. Depending on the complexity of the application, MAM SaaS solutions are deployed using 'cloud hosting' or 'web application' technology:

•	SaaS cloud hosting - single tenants accessing fully-managed virtual servers via thin client (terminal services) connections (e.g., Autopart Online); or

•	SaaS web application - multiple tenants accessing a dedicated website using a standard web browser (e.g., Autowork Online).

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

Our Revenues

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the three and six months ended December 31, 2013, we generated revenues of $7,362,000 and $14,923,000 with a net income of $393,000 and $1,085,000 with 70% of these revenues coming from the U.K. market.

The Company’s revenues are derived from the following:

•	The sale of business management systems comprised of proprietary software applications, implementation and training;
⋅	Providing subscription-based services, including software support and maintenance, and online services for a fee;
•	Delivering our business management software as a service, commonly known as SaaS;
⋅	Delivering our catalogue information as a service, commonly known as DaaS; and
•	Enabling integration between systems and third-party vendors as a service, commonly known as iPaaS.

Our Strategies

To date, our management has identified five areas that it believes we need to focus on. The first area is the continued growth of revenues derived from delivering our business management SaaS. To date, our Autowork Online service & repair solution and our Autopart Online distributor & retailer solution, are being delivered in this manner. Both products have been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of December 31, 2013, we had 3,065 subscribers of this service. The product has just been localized and released into the U.S. market. Autopart Online was launched in August 2011, and as of December 31, 2013, we had 568 end-users subscribing to this service.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand.

During the six months ended December 31, 2013, the Company added one sales associate and one marketing person to its staff. During the 12 months ended June 30, 2013, the Company added two sales associates and two marketing personnel to its staff.

The third area of focus relates to the launch of our information service, Autocat+ in the U.S. Autocat+ is an auto parts catalog that uses the DaaS distribution model. MAM Software Ltd. centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application. Data can also be 'consumed' via a web-based service for integration into business-to-consumer websites. Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily.

In the U.K., there are approximately 11,700 end-users (warehouse distributors, parts stores and auto service providers) who use our information products, for which a monthly or annual subscription fee is charged. Our management believes that launching a U.S. version of Autocat+ will help to sell our business management software solutions.

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

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the six months ended December 31, 2013, a we announced the U.S. version of our Autocat+ catalog solution and launched our CarSide electronic vehicle health check (eVHC) mobile app. We also announced a new app for field sales representatives and a forthcoming eBay module that will make it easier for Autopart users to add parts listings to the eBay marketplaces in the UK.

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

Impact of Currency Exchange Rate

Our net revenues derived from sales in currencies other than the U.S. dollar was 73% and 72% for the three and six month periods ended December 31, 2013, respectively, as compared to 68% and 70% for the corresponding periods in 2012. As the U.S. dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is positively impacted. Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM Ltd. subsidiary are translated at the average exchange rate for the period. During the three and six month periods ended December 31, 2013, the exchange rate for MAM’s operating results was US$1.5839 per GBP1, compared with US$1.5926 per GBP1 for the three and six month periods ended December 31, 2012.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates. The exchange rate used for translating our MAM Ltd. subsidiary was U.S. $1.6488 per 1GBP at December 31, 2013 and U.S. $1.5208 per 1GBP at June 30, 2013.

Currency translation gain adjustments are accumulated as a separate component of stockholders’ equity, which totaled $301,000 and $1,000 for the three months ended December 31, 2013 and 2012, respectively, and $835,000 and $296,000 for the six months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, we had a backlog of unfilled orders of business management systems of $1,454,000 compared to a backlog of $1,705,000 at December 31, 2012. We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three and six months ended December 31, 2013 compared with the three and six months ended December 31, 2012 were as follows:

Revenues. Revenues were $7,362,000 and $14,923,000 for the three and six months ended December 31, 2013, respectively, an increase of 9.0% and 12.7%, respectively, compared with revenues of $6,754,000 and $13,237,000 for the three and six months ended December 31, 2012, respectively. The strength in the U.S. dollar vs. GBP had a slightly negative effect on reported revenues from our U.K. operations.

Revenues were $7,362,000 for the three months ended December 31, 2013 an increase of $608,000 or 9.0% compared with revenues of $6,754,000 for the three months ended December 31, 2012. Revenues from our U.K. operations were 3,323,000GBP for the three months ended December 31, 2013; an increase of 434,000GBP or 15.0%, compared with revenues of 2,889,000GBP for the three months ended December 31, 2012. The U.S. dollar-denominated revenue was $5,381,000 for 2013 as compared to $4,639,000 during 2012, an increase of $742,000 or 16.0%. For the three months ended December 31, 2013, U.K. recurring revenues increased 221,000GBP or 10.0% to 2,412,000GBP from 2,191,000GBP and system sales increased 213,000GBP or 30.5% to 911,000GBP from 698,000GBP. The increase in recurring revenues is primarily the result of increased sales of our Autopart Online product. Revenues from our U.S. operations were $1,980,000, for the three months ended December 31, 2013, a decrease of $135,000 or 6.4% compared with revenues of $2,115,000 for the three months ended December 31, 2012. For the three months ended December 31, 2013, U.S. recurring revenue increased $198,000 or 16.1% to $1,426,000 from $1,228,000 and system sales decreased $333,000 or 37.5% to $554,000 from $887,000 when compared with the three months ended December 31, 2012.

Revenues were $14,923,000 for the six months ended December 31, 2013, an increase of $1,686,000 or 12.7%, compared with revenues of $13,237,000 for the six months ended December 31, 2012. For the six months ended December 31, 2013, recurring revenues increased $1,150,000 or 12.3% to $10,530,000 from $9,380,000 and system sales increased $536,000 or 13.9% to $4,393,000 from $3,857,000. Revenues from our U.K. operations were 6,740,000GBP for the six months ended December 31, 2013, an increase of 968,000GBP or 16.8%, compared with revenues of 5,772,000GBP for the six months ended December 31, 2012. The U.S. dollar-denominated revenue was $10,675,000 for 2013 as compared to $9,193,000 during 2012, which is an increase of $1,482,000 or 16.1%. For the six months ended December 31, 2013, U.K. recurring revenues increased 481,000GBP or   11.0%   to   4,857,000GBP   from   4,376,000GBP   and   system   sales   increased   487,000GBP or  34.5% from 1,326,000GBP to 1,883,000GBP. The increase in recurring revenues is primarily the result of increased sales of our Autopart Online product. Revenues for our U.S. operations were $4,248,000 for the six months ended December 31, 2013; an increase of $204,000 or 5% compared with revenues of $4,044,000 for the six months ended December 31, 2012. For the six months ended December 31, 2013, U.S. recurring revenue increased $426,000 or 17.7% to $2,837,000 from $2,411,000 and system sales decreased $222,000 or 13.6% to $1,411,000 from $1,633,000 when compared with the six months ended December 31, 2012.

Cost of Revenues. Total cost of revenues for the three and six months ended December 31, 2013, were $3,388,000 and $6,703,000, respectively, compared with $2,826,000 and $5,536,000, for the same periods of December 31, 2012, respectively. The increase in cost of revenues for the three months ended December 31, 2013 was 19.9% or $562,000, when compared to the three months ended December 31, 2012. Our U.K. operations experienced an increase of 160,000GBP from 1,233,000GBP to 1,393,000GBP for three months ended December 31, 2013 when compared to 2012. The U.S. dollar-denominated increase was $243,000. The U.S. operations experienced an increase of $286,000 for the three months ended December 31, 2013 when compared to the three months ended December 31, 2012.

The increase in the cost of revenues for the six months was 21.1% or $1,167,000. Our U.K. operations experienced an increase of 401,000GBP from 2,439,000GBP to 2,840,000GBP and resulted in a dollar denominated increase of $627,000 or 16.4%. Our U.S. operations experienced an increase of $540,000, primarily the result of revenue mix, compared to last year.

Gross Profit. Gross profit increased $46,000 or 1.2% to $3,974,000 for the three months ended December 31, 2013, from $3,928,000 for the three months ended December 31, 2012.  Gross profit increased $519,000 or 6.4% to $8,220,000 for the six months ended December 31, 2013, from $7,701,000 for the three months ended December 31, 2012.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
	Ended December 31,
	2013	2012	Variance $	Variance %
Research and development	$913,000	$844,000	$69,000	8.2%
Sales and marketing	1,160,000	821,000	339,000	41.3%
General and administrative	1,103,000	932,000	171,000	18.3%
Depreciation and amortization	249,000	284,000	(35,000)	-12.3%
Total Operating Expenses	$3,425,000	$2,881,000	$544,000	18.9%

	For the Six Months
	Ended December 31,
	2013	2012	Variance $	Variance %
Research and development	$1,751,000	$1,705,000	$46,000	2.7%
Sales and marketing	2,313,000	1,633,000	680,000	41.6%
General and administrative	2,235,000	1,828,000	407,000	22.3%
Depreciation and amortization	515,000	574,000	(59,000)	-10.3%
Total Operating Expenses	$6,814,000	$5,740,000	$1,074,000	18.7%

For the three months ended December 31, 2013, operating expenses increased by $544,000, or 18.9% when compared with the three months ended December 31, 2012.  For the six months ended December 31, 2013, operating expenses increased by $1,074,000 or 18.7% compared with the six months ended December 31, 2012. This is due to the following:

Research and Development Expenses. Research and development expenses increased by $69,000 or 8.2% for the three month period ended December 31, 2013 and increased by $46,000 or 2.7% for the six month period ended December 31, 2013, compared to the same periods in the prior fiscal year. The increase for the three and six month periods ended December 31, 2013 is primarily a result of an increase in the number of personnel working on customer development projects and development of new products.

Sales and Marketing Expenses. Sales and marketing expenses increased by $339,000 or 41.3% during the three months ended December 31, 2013 as compared with the same period in 2012 and increased by $680,000 or 41.6% for the six months ended December 31, 2013 compared with the six months ended December 31, 2012. This increase is primarily due to an increase in trade show activities, advertising, and the investment in new sales personnel and related sales expenses. Currently, there are now dedicated sales personnel for the tire market, trader and other vertical markets in the U.K. business unit.

General and Administrative Expenses. General and administrative expenses increased by $171,000 or 18.3% to $1,103,000 for the three months ended December 31, 2013 as compared to $932,000 for the same period in 2012. The increased expenses were primarily the result of additional salaries and benefits for administrative staff in the U.K and U.S. business units. Additional expenses were in the U.S., with $30,000 more in officer’s equity compensation, additional payroll expenses of $79,000 in the U.S. business unit, $9,000 of NASDAQ listing costs, $26,000 more in officer’s compensation and approximately $20,000 of additional software license costs, all compared to 2012. General and administrative expenses increased by $407,000 or 22.3% to $2,235,000 for the six months ended December 31, 2013 as compared to $1,828,000 for the same period in 2012. The increased expenses were primarily the result of additional salaries and benefits for administration staff in the U.K and U.S. business units. Additional expenses were in the U.S., with $60,000 more in officer’s equity compensation, additional payroll expenses of $140,000, an additional $22,000 for NASDAQ listing costs, $27,000 more in officer’s compensation and approximately $170,000 of additional software license costs, all compared to 2012.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $35,000, or 12.3%, and $59,000, or 10.3%, for the three and six month periods ended December 31, 2013, respectively, as compared to the same periods in 2012 because of assets being fully depreciated.

Other Income (Expense). Other income totaled a net expense of $6,000 and $33,000 for the three and six months ended December 31, 2013 and net expenses of $81,000 and $242,000 for the three and six months ended December 31, 2012.

Interest expense decreased by $33,000 or 84.6% to $6,000 from $39,000 for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, and decreased $47,000 or 58.8% to $33,000 from $80,000 for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012. The decrease in interest expense is related to a reduction in our total interest bearing liabilities and a reduction in amortization of debt discount and debt issuance costs, which are included in interest expense.

During the three and six month periods ended December 31, 2012, the Company had income from the change in fair value of derivative liabilities of $42,000 and $248,000, respectively. Other income for the six month period ended December 31, 2012 includes a gain of $73,000 on the settlement from the retirement of a portion of the derivative liability and a gain of $13,000 from the net settlement of a liability.

Operating Income. Operating income was $548,000 for the three months ended December 31, 2013, a decrease of $499,000 or 47.6% as compared to $1,047,000 for the three months ended December 30, 2012. Operating income was $1,406,000 for the six months ended December 30, 2013, a decrease of $555,000 or 28.3% as compared to $1,961,000 for the six months ended December 30, 2012.

Income Taxes. Income taxes decreased by $32,000 or 17.6%, to $150,000 from $182,000 for the three month period ended December 31, 2013, and decreased by $23,000, or 7.4%, to $288,000 from $311,000 for the six month period ended December 31, 2013 as compared to the same periods in 2012 because of reduced earnings.

Net Income. As a result of the above, we recorded net income of $393,000 for the three month period ended December 31, 2013, compared with a net income of $784,000 for the three month period ended December 31, 2012, and realized net income of $1,085,000 for the six months ended December 31, 2013, compared with a net income of $1,408,000 for the six months ended December 31, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline our U.S. operations, we expect to see a continued increase in overall revenues with a contribution from U.S. operations in fiscal 2014.

At December 30, 2013, we had cash and cash equivalents of $5,179,000. During the six months ended December 31, 2013 we continued to experience positive operating cash flow and  increased our cash position by approximately $1,118,000 after repayment of  $325,000 in long-term debt, and capital expenditures of $391,000. We currently have no interest bearing liabilities.

We expect to see positive earnings and cash flow from both the U.S. and U.K. operations for the balance of fiscal 2014, with continued growth in revenues and operating income from the U.S. operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by the U.S. operation which are currently being released to customers, and the continued growth of our Autopart line of products in the U.S. market.

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

Working Capital

Working capital at December 31, 2013, was $5,304,000, versus working capital of $3,502,000 at June 30, 2013. The working capital increase resulted primarily from a $1,118,000 increase in cash, a $382,000 increase in net accounts receivable, an $68,000  increase in inventories, a $344,000 decrease in prepaid expenses and other assets, a $147,000 decrease in accounts payable, a $199,000 decrease in accrued expenses, a $312,000 decrease in interest bearing debt, an increase of $14,000 in sales tax payable, and an increase of $65,000 in income tax payable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

Share repurchase activity during the three and six months ended December 31, 2013 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 1, 2013 – December 31, 2013	-	$0.00	-	$2,688,644

(1)	There were no shares repurchased in the three and six months ended December 31, 2013, under our stock repurchase program that was originally announced in March 5, 2012 with an authorized level of $2.0 million, which was increased an additional $2.0 million (or $4 million in the aggregate) on June 22, 2012.

(2)	On September 28, 2012, our Board of Directors authorized an increased in the existing stock repurchase program for us to repurchase an additional $2.0 million (or $6.75 million in the aggregate since the beginning of the calendar year 2012) of our outstanding shares of common stock from time to time, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan previously established by us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH *	XBRL Schema Document
101.CAL *	XBRL Calculation Linkbase Document
101.DEF *	XBRL Definition Linkbase Document
101.LAB *	XBRL Label Linkbase Document
101.PRE *	XBRL Presentation Linkbase Document

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

MAM Software Group, Inc.

Date: January 29, 2014	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: January 29, 2014	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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