Form 10-Q
period 2014-03-31
MAM SOFTWARE GROUP, INC.
filed 2014-05-07
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The registrant had 14,404,149 shares of its common stock outstanding as of May 6, 2014.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	-1-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-9-

Item 4.	Controls and Procedures	-9-

PART II. OTHER INFORMATION		-9-

Item 1.	Legal Proceedings	-9-

Item 1A.	Risk Factors	-9-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-9-

Item 3.	Defaults Upon Senior Securities	-10-

Item 4.	Mine Safety Disclosures	-10-

Item 5.	Other Information	-10-

Item 6.	Exhibits	-10-

SIGNATURES		-11-

PART I—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Ltd. ” refers to MAM Software Limited; (iii) the term “MAM US” refers to MAM Software, Inc. and (iv) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc. As of April 10, 2013, MAM Software Inc. merged with ASNA and ASNA changed its name to MAM Software, Inc. The term “ASNA” refers to Aftersoft Network, N.A., Inc. and its operating subsidiaries prior to the April 10, 2013 merger with MAM Software, Inc.

Item 1. Financial Statements

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,876	$4,061
Accounts receivable, net of allowance of $130 and $114	4,625	3,511
Inventories	271	199
Prepaid expenses and other current assets	1,662	1,976
Total Current Assets	12,434	9,747

Property and Equipment, Net	700	689

Other Assets
Goodwill	9,598	8,983
Amortizable intangible assets, net	249	640
Software development costs, net	1,502	1,248
Other long-term assets	35	34
TOTAL ASSETS	$24,518	$21,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,319	$1,400
Accrued expenses and other liabilities	2,083	1,952
Payroll and other taxes	617	718
Debt	-	312
Current portion of deferred revenue	942	742
Sales tax payable	861	769
Income tax payable	369	352
Total Current Liabilities	6,191	6,245

Long-Term Liabilities
Deferred revenue, net of current portion	224	154
Deferred income taxes	32	79
Other	205	241
Total Liabilities	6,652	6,719
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 15,225,345 shares issued and 14,551,664 shares outstanding at March 31, 2014 and 14,813,172 shares issued and 14,139,491 shares issued and outstanding at June 30, 2013	2	2
Additional paid-in capital	32,124	31,548
Accumulated other comprehensive loss	(244)	(1,168)
Accumulated deficit	(12,270)	(14,014)
Treasury stock at cost, 673,681 shares at March 31, 2014 and June 30, 2013	(1,746)	(1,746)
Total Stockholders' Equity	17,866	14,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,518	$21,341

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues	$7,868	$6,825	$22,791	$20,062
Cost of revenues	3,595	2,907	10,298	8,443
Gross profit	4,273	3,918	12,493	11,619
Operating expenses
Research and development	998	850	2,749	2,555
Sales and marketing	1,087	810	3,400	2,443
General and administrative	1,081	919	3,316	2,747
Depreciation and amortization	251	285	766	859
Total operating expenses	3,417	2,864	10,231	8,604

Operating income	856	1,054	2,262	3,015
Other income (expense)
Interest expense	(4)	(34)	(37)	(114)
Gain on settlement of liabilities	-	-	-	13
Gain on settlement of derivative liabilities	-	58	-	131
Change in fair value of derivative liabilities	-	(23)	-	(271)
Total other income (expense), net	(4)	1	(37)	(241)

Income before provision for income taxes	852	1,055	2,225	2,774
Provision for income taxes	193	243	481	554
Net income	659	812	1,744	2,220

Foreign currency translation income (loss)	89	(529)	924	(233)
Total comprehensive income	$748	$283	$2,668	$1,987

Earnings per share attributed to common stockholders:
Basic	$0.05	$0.07	$0.14	$0.17
Diluted	$0.05	$0.06	$0.13	$0.17
Weighted average shares outstanding:
Basic	13,177,644	12,459,071	12,900,154	12,732,179
Diluted	13,318,457	12,633,359	12,992,589	12,892,100

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,744	$2,220
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	150	(25)
Depreciation and amortization	766	859
Amortization of debt discount and debt issuance costs	1	9
Fair value of stock issued for services	517	321
Gain on settlement of liabilities	-	(131)
Gain on settlement of derivative liabilities	-	(13)
Deferred income taxes	(47)	(86)
Change in fair value of derivative liabilities	-	271
Changes in assets and liabilities:
Accounts receivable	(1,004)	(160)
Inventories	(51)	122
Prepaid expenses and other assets	356	(909)
Accounts payable	(166)	(46)
Payroll and other taxes	(120)	26
Deferred revenue	211	210
Accrued expenses and other liabilities	23	(341)
Sales tax payable	21	46
Net cash provided by operating activities	2,401	2,373

Cash flows from investing activities:
Purchase of property and equipment	(142)	(211)
Capitalized software development costs	(408)	(57)
Net cash used in investing activities	(550)	(268)

Cash flows from financing activities:
Payments for treasury stock	-	(1,631)
Repurchase of outstanding warrants	-	(644)
Proceeds from the exercise of stock options	43	-
Payments on long-term debt	(325)	(529)
Net cash used in financing activities	(282)	(2,804)

Effect of exchange rate changes	246	(45)

Net change in cash and cash equivalents	1,815	(744)

Cash and cash equivalents, beginning of period	4,061	3,628
Cash and cash equivalents, end of period	$5,876	$2,884

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31,	March 31,
	2014	2013
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$26	$95
Income taxes	$586	$698

Supplemental disclosures of non-cash investing and financing activities :
Issuance of stock options in settlement of accrued liabilities	$-	$40
Issuance of common stock in settlement of accrued liabilities	$16	$11
Treasury stock retired	$-	$2,242

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which was filed with the SEC on September 25, 2013. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

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

March 31, 2014

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

No customer accounted for more than 10% of the Company’s accounts receivable at March 31, 2014 and June 30, 2013. No customer accounted for more than 10% of the Company’s revenues for the three and nine month periods ended March 31, 2014 and 2013.

Segment Reporting

The Company operates in one reportable segment. The Company evaluates financial performance on a company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 27% of its revenues from the U.S., 1% from Canada and 72% from its U.K. operations during the three months ended March 31, 2014, compared to 30% of its revenues from the U.S., 1% from Canada and 69% from its U.K. operations during the three months ended March 31, 2013.

The Company derived 27% of its revenues from the U.S., 1% from Canada and 72% from its U.K. operations during the nine months ended March 31, 2014 compared to 29% of its revenues from the U.S., 1% from Canada and 70% from its U.K. operations during the nine months ended March 31, 2013.

At March 31, 2014, the Company maintained 73% of its net property and equipment in the U.K. and the remaining 27% in the U.S. At June 30, 2013, the Company maintained 69% of its net property and equipment in the U.K. and the remaining 31% in the U.S.

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

March 31, 2014

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of income and comprehensive income. Depreciation and amortization expense was $59,000 and $49,000 for the three months ended March 31, 2014 and 2013, respectively, and was $175,000 and $142,000 for the nine months ended March 31, 2014 and 2013, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $60,000 and $58,000 for the three months ended March 31, 2014 and 2013, respectively, and $179,000 and $180,000 for the nine months ended March 31, 2014 and 2013, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of eight to ten years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $132,000 and $178,000 for the three months ended March 31, 2014 and 2013, respectively, and $412,000 and $537,000 for the nine months ended March 31, 2014 and 2013, respectively.

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of March 31, 2014, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the nine months ended March 31, 2014, goodwill activity was as follows:

Balance, July 1, 2013	$8,983,000
Effect of exchange rate changes	615,000
Balance, March 31, 2014	$9,598,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2014, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

March 31, 2014

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2014 and 2013, advertising expense totaled $117,000 and $77,000, respectively. For the nine months ended March 31, 2014 and 2013, advertising expense totaled $439,000 and $296,000, respectively.

Gain on Settlement of Liabilities

The Company realized $13,000 of income from a settlement with a creditor for the nine months ended March 31, 2013, which is included in other income (expense) in the accompanying condensed consolidated statements of income and comprehensive income.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation income (loss) totaled $89,000 and ($529,000) for the three months ended March 31, 2014 and 2013, respectively, and $924,000 and ($233,000) for the nine months ended March 31, 2014 and 2013, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended March 31, 2014 and 2013, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

  (Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed consolidated balance sheets at March 31, 2014 and June 30, 2013, and has not recognized interest and/or penalties in the condensed consolidated statements of income and comprehensive income for the three and nine months ended March 31, 2014 and 2013.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three and nine months ended March 31, 2014 there were 140,813 and 92,435 common share equivalents included in the computation of DEPS. For the three and nine months ended March 31, 2014, 1,698,505 shares of common stock, vest based on the market price of the Company’s common stock. A total of 1,175,910 were excluded from the computation of DEPS because the shares have not vested (see below). For the three and nine months ended March 31, 2013 there were 174,288 and 159,921 common share equivalents included in the computation of DEPS. For the three and nine months ended March 31, 2013, 1,447,613 shares of common stock, vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested (see below).

In connection with the employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer (see Note 5), on April 27, 2012, the Board of Directors approved the issuance of 1,165,359 shares of restricted stock. In connection with the employment agreement with an officer of a Company subsidiary (see Note 5), on March 1, 2013, the Board of Directors approved the issuance of 282,254 shares of restricted stock. In connection with the employment agreement with an officer of the Company (see Note 5), on July 1, 2013, the Board of Directors approved the issuance of 250,892 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executives and they are being held by an escrow agent and will be released to the executives when they vest.  The Company excludes 1,175,910 of these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

  (Unaudited)

The following tables present the computation of the basic and diluted earnings per share of the three and nine months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31,	2014	2013
Numerator:
Net income	$659,000	$812,000
Denominator:
Basic weighted-average shares outstanding	13,177,644	12,459,071
Effect of dilutive securities	140,813	174,288
Diluted weighted-average diluted shares	13,318,457	12,633,359
Basic earnings per common share	$0.05	$0.07
Diluted earnings per common share	$0.05	$0.06

Nine Months Ended March 31,	2014	2013
Numerator:
Net income	$1,744,000	$2,220,000
Denominator:
Basic weighted-average shares outstanding	12,900,154	12,732,179
Effect of dilutive securities	92,435	159,921
Diluted weighted-average diluted shares	12,992,589	12,892,100
Basic earnings per common share	$0.14	$0.17
Diluted earnings per common share	$0.13	$0.17

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

As of March 31, 2014 and June 30, 2013, the Company had no warrants outstanding that were treated as derivative liabilities. Prior to June 30, 2013, certain warrants were treated as derivatives and changes in the fair value were recognized in earnings.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended March 31, 2014 and 2013, respectively.

Reclassifications

Certain amounts in the prior period have been reclassified to conform with the current period presentation.

NOTE 3. DEBT

Debt consists of the following:

	March 31,	June 30,
	2014	2013
		(Audited)
HSBC term loan	$-	$292,000
Secured notes	-	20,000
	-	312,000
Less current portion	-	(312,000)
Long term portion	$-	$-

HSBC Bank plc.

On October 25, 2010, MAM Ltd., entered into a three-year term loan agreement with HSBC Bank plc. (“HSBC”) as lender (the “HSBC Term Loan”). The HSBC Term Loan provided for £1,324,550 (approximately $ 2.0 million at the exchange rate on October 25, 2010) with a term of three years from the date the HSBC Term Loan was first drawn down. The HSBC Term Loan was repayable in thirty-six (36) monthly installments, inclusive of interest, together with such sums in the final month to discharge the balance of the HSBC Term Loan.

The interest rate under the HSBC Term Loan was 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totaled 3.4% at October 1, 2013. A prepayment fee of 1.5% of the amount prepaid would have been payable by the Company in the event of the HSBC Term Loan was refinanced to another lender.

The HSBC Term Loan was secured by the following instruments: a guarantee granted by the Company and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would create fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which were being amortized over the life of the loan. Amortization expense was $1,000 for the nine months ended March 31, 2014. Amortization expense was $2,000 and $9,000 for the three and nine months ended March 31, 2013, respectively. The HSBC Term Loan contained various financial covenants. The loan was repaid in October 2013.

Secured Notes

The Company had secured notes with monthly payments ranging from $980 to $1,300 which matured through fiscal 2014. The notes had interest rates of 5.49% to 9.54% and were secured by equipment with a net carrying value of $237,000 as June 30, 2013.   The notes were repaid in fiscal 2014.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company issued 9,508 shares of common stock valued at $8,000 during nine months ended March 31, 2014.

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company issued 16,020 shares of common stock valued at $30,000 during the nine months ended March 31, 2014.

During the quarter ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company issued 18,975 shares of common stock valued at $40,000 during the nine months ended March 31, 2014.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

During the quarter ended June 30, 2013, the Company approved the issuance of 66,169 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant, April 1, 2013. The Company issued 15,282 shares of common stock valued at $57,000 during the nine months ended March 31, 2014.

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

On March 6, 2014, the Company issued 8,238 shares from the exercise of stock options, and received proceeds of $15,000.

On March 21, 2014, the Company issued 19,500 shares from the exercise of stock options, and received proceeds of $13,000.

Treasury Stock

From November 2011 through September 2012, the Board of Directors authorized the repurchase of up to $6,750,000 of the Company’s common stock. As of March 31, 2014 and June 30, 2013, the Company had repurchased 1,863,152 shares at a cost of approximately $4,061,000 and has remaining approval to repurchase $2,689,000 of treasury stock.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Stock-Based Compensation:

The Company granted common stock options to employees during fiscal 2013 under the Company’s 2007 LTIP. A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
			Average	Aggregate
	Number of	Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in	Exercise	Life	(in
	thousands)	Price	(in years)	thousands)
Options outstanding - July 1, 2013	173	1.11
Options granted	-	-
Options exercised	(52)	0.82
Options cancelled	-	-
Options outstanding - March 31, 2014	121	$1.23	7.2	$527
Options exercisable - March 31, 2014	121	$1.23	7.2	$527
Options exercisable and expected to vest - March 31, 2014	121	$1.23	7.2	$527

On April 27, 2012, the Board of Directors approved the issuance of 1,165,359 restricted shares of Company common stock to certain officers pursuant to the Company’s 2007 LTIP. These shares were issued to the officers and are being held in escrow until they vest. The Stock Grants vest according to the following schedule:

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

The initial value of this common stock grant was approximately $390,000 and as of March 31, 2014, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $123,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $34,000 and $34,000 of expense for the three months ended March 31, 2014 and 2013, respectively. The Company recognized $104,000 and $104,000 of expense for the nine months ended March 31, 2014 and 2013, respectively. Subsequent to March 31, 2014, 466,234 shares of the Stock Grants vested as our Compensation Committee determined that the initial threshold had been met.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

On March 1, 2013, the Board of Directors approved the issuance of 282,254 restricted shares of Company common stock to a certain subsidiary officer pursuant to the Company’s 2007 LTIP. These shares were issued to the officer and are being held in escrow until they vest. The Stock Grants vest according to the following schedule:

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

The initial value of this common stock grant was approximately $109,000 and as of March 31, 2014 the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $46,000. The shares were valued using a Monte Carlo Simulation with a two-year life, 39.6% volatility and a risk free interest rate of 0.25%. The Company recognized $14,000 and $44,000 of expense for the three and nine months ended March 31, 2014, respectively. Subsequent to March 31, 2014, 56,451 shares of the Stock Grant vested as our Compensation Committee determined that the initial threshold had been achieved.

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

The initial value of this common stock grant was approximately $265,000, which will be amortized over the life of the employment agreement.  The amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $148,000.  The shares were valued using a Monte Carlo Simulation with a two year life, 124.8% volatility and a risk free interest rate of 0.39%.  The Company recognized $39,000 and $117,000 of expense for the three and nine months ended March 31, 2014.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Employee Stock Purchase Plan

On September 21, 2011, the Company approved the MAM Software Group, Inc. Employee Stock Purchase Plan (“ESPP” or the “Plan”). On December 16, 2011 the Company’s shareholders approved the ESPP. Under the ESPP the Company will grant eligible employees the right to purchase common stock through payroll deductions at a price equal to the lesser of 85% of the fair market value of a share of common stock on the Exercise Date of the current Offering Period or 85% of the fair market value of our common stock on the Grant Date of the Offering Period. No employee will be granted an option to purchase more than $ 2,400 of fair market value common stock in a calendar year. The Plan is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. The Plan covers a maximum of 100,000 shares of common stock.

During the nine months ended March 31, 2014, the Company issued 19,607 shares of common stock to employees including an officer, under the ESPP in lieu of cash compensation, which were valued at approximately $74,000 based on the closing market price of the Company’s common stock on January 2, 2013 and July 1, 2013.

NOTE 6. SUBSEQUENT EVENTS

On April 3, 2014, the Company issued 16,759 shares of common stock valued at $43,000 to the non-management members of the Board of Directors under the 2007 LTIP based on the closing market price of the Company’s common stock on the date of grant.

On April 3, 2014, the Company issued, under the 2007 LTIP, 3,118 shares of common stock to certain directors, in lieu of cash compensation, which were valued at $17,000, based on the closing market price of the Company’s common stock on the date of issuance.

On April 10, 2014, the Company released from escrow 466,144 shares of common stock valued at $2,354,000 to certain officers of the Company which vested pursuant to the terms of the April 20, 2012 grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the officers’ employment agreements. The Company withheld 151,806 shares which were used to pay taxes and those shares were retired by the Company.

On April 10, 2014, the Company released from escrow 56,451 shares of common stock valued at $285,000 to an officer of a subsidiary of the Company which vested pursuant to the terms of the March 1, 2013 grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the officer’s employment agreement. The Company withheld 15,586 shares which were used to pay taxes and those shares were retired by the Company.

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

Market Dynamics & Opportunities

We believe that the largest single issue facing the automotive aftermarket at this time is the constraint of credit within the U.S. and U.K. markets that is forcing automobile owners to retain their existing automobiles far longer than they may have previously planned. This phenomenon is forcing owners to seek out more economic ways of maintaining their vehicles, and we believe this presents an opportunity to the Company. The need for consumers to maintain their vehicles longer requires service suppliers to offer a wide range of services at highly competitive prices. We believe that this can be achieved only by those businesses that are able to efficiently manage their businesses and find methods to reduce costs without affecting service levels, which may best be done through investments in ‘up to date’ management information systems, specifically those designed for the automotive market. However, we have recently noticed that some businesses wishing to invest in new management systems are also finding their access to credit reduced. The unavailability of credit for businesses may have a detrimental effect on our revenues if customers are unable to identify adequate resources necessary to fund purchases. As a means to addressing the lack of availability of credit for customers or potential customers, we have introduced Autopart Online which is a ‘rental’ or Software as a Service (SaaS) version of Autopart. Autopart Online does not require the customer to purchase hardware and software licenses upfront, they simply ‘rent’ the infrastructure and purchase the professional services required to implement the system. We believe that by removing the capital investment associated with Autopart, we will see an increase in interest in our Autopart Online solution.

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

Our Revenues

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the three and nine months ended March 31, 2014, we generated revenues of $7,868,000 and $22,791,000 with a net income of $659,000 and $1,744,000 with 72% of these revenues coming from the U.K. market.

The Company’s revenues are derived from the following:

•	The sale of business management systems comprised of proprietary software applications, implementation and training;

•	Providing subscription-based services, including software support and maintenance, and online services for a fee;

•	Delivering our business management software as a service, commonly known as SaaS;

•	Delivering our catalogue information as a service, commonly known as DaaS; and

•	Enabling integration between systems and third-party vendors as a service, commonly known as iPaaS.

Our Strategies

To date, our management has identified five areas that it believes we need to focus on. The first area is the continued growth of revenues derived from delivering our business management SaaS. To date, our Autowork Online service & repair solution and our Autopart Online distributor & retailer solution, are being delivered in this manner. Both products have been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of March 31, 2014, we had 3,061 subscribers of this service. The product has just been localized and released into the U.S. market. Autopart Online was launched in August 2011, and as of March 31, 2014, we had 769 end-users subscribing to this service.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand.

During the nine months ended March 31, 2014, the Company added one sales associate and one marketing person to its staff. During the twelve months ended June 30, 2013, the Company added two sales associates and two marketing personnel to its staff.

The third area of focus relates to the launch in April 2014 of our information service, Autocat+ in the U.S. Autocat+ is an auto parts catalog that uses the DaaS distribution model. MAM Software Ltd. centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application. Data can also be 'consumed' via a web-based service for integration into business-to-consumer websites. Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily.

In the U.K., there are approximately 11,400 end-users (warehouse distributors, parts stores and auto service providers) who use our information products, for which a monthly or annual subscription fee is charged. Our management believes that launching a U.S. version of Autocat+ will help to sell our business management software solutions.

The fourth area is within the U.K. market as we are continually working to sustain the levels of growth in the U.K. business by focusing on certain vertical markets, which share common dynamics to that of the automotive market. We have developed a reputation of high levels of service and knowledge within the automotive market; and are now working on replicating this reputation in these additional vertical markets. Our management intends to carefully monitor this expansion.

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the nine months ended March 31, 2014, we announced the U.S. version of our Autocat+ catalog solution and launched our CarSide electronic vehicle health check (eVHC) mobile app. We also announced a new app for field sales representatives and an eBay module that will make it easier for Autopart users to add parts listings to the eBay marketplaces in the U.K.

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

Impact of Currency Exchange Rate

Our net revenues derived from sales in currencies other than the U.S. dollar was 73% and 72% for the three and nine month periods ended March 31, 2014, respectively, as compared to 70% and 71% for the corresponding periods in 2013. As the U.S. dollar becomes weaker in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is positively impacted. Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM Ltd. subsidiary are translated at the average exchange rate for the period. During the three and nine month periods ended March 31, 2014, the exchange rate for MAM’s operating results was US$1.6072 per GBP1, compared with US$1.5797 per GBP1 for the three and nine month periods ended March 31, 2013.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates. The exchange rate used for translating our MAM Ltd. subsidiary was U.S. $1.6637 per 1GBP at March 31, 2014 and U.S. $1.5208 per 1GBP at June 30, 2013.

Currency translation gain and (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $89,000 and $(529,000) for the three months ended March 31, 2014 and 2013, respectively, and $924,000 and $(233,000) for the nine months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, we had a backlog of unfilled orders of business management systems of $1,980,000 compared to a backlog of $1,705,000 at March 31, 2013. We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three and nine months ended March 31, 2014 compared with the three and nine months ended March 31, 2013 were as follows:

Revenues. Revenues were $7,868,000 and $22,791,000 for the three and nine months ended March 31, 2014, respectively, an increase of 15.2% and 13.6%, respectively, compared with revenues of $6,825,000 and $20,062,000 for the three and nine months ended March 31, 2013, respectively. The exchange rate in the U.S. dollar vs. GBP had a slightly positive effect on reported revenues from our U.K. operations.

Revenues were $7,868,000 for the three months ended March 31, 2014 an increase of $1,043,000 or 15.3% compared with revenues of $6,825,000 for the three months ended March 31, 2013. Revenues from our U.K. operations were 3,453,000GBP for the three months ended March 31, 2014; an increase of 385,000GBP or 12.5%, compared with revenues of 3,068,000GBP for the three months ended March 31, 2013. The U.S. dollar denominated revenue was $5,706,000 for 2014 as compared to $4,772,000 during 2013, an increase of $934,000 or 19.6%. For the three months ended March 31, 2014, U.K. recurring revenues increased 244,000GBP or 10.7% to 2,515,000GBP from 2,271,000GBP and system sales increased 141,000GBP or 17.7% to 938,000GBP from 797,000GBP. The increase in recurring revenues is primarily the result of increased sales of our Autopart Online product. Revenues from our U.S. operations were $2,162,000, for the three months ended March 31, 2014, an increase of $109,000 or 5.3% compared with revenues of $2,053,000 for the three months ended March 31, 2013. For the three months ended March 31, 2014, U.S. recurring revenue increased $118,000 or 9.1% to $1,417,000 from $1,299,000 and system sales decreased $9,000 or 1.2% to $746,000 from $755,000 when compared with the three months ended March 31, 2013.

Revenues were $22,791,000 for the nine months ended March 31, 2014, an increase of $2,729,000 or 13.6%, compared with revenues of $20,062,000 for the nine months ended March 31, 2013. For the nine months ended March 31, 2014, recurring revenues increased $1,891,000 or 13.3% to $16,101,000 from $14,210,000 and system sales increased $838,000 or 14.3% to $6,690,000 from $5,852,000. Revenues from our U.K. operations were 10,192,000GBP for the nine months ended March 31, 2014, an increase of 1,352,000GBP or 15.3%, compared with revenues of 8,840,000GBP for the nine months ended March 31, 2013. The U.S. dollar denominated revenue was $16,381,000 for 2014 as compared to $13,965,000 during 2013, which is an increase of $2,416,000 or 17.3%. For the nine months ended March 31, 2014, U.K. recurring revenues increased 724,000GBP or 10.9% to 7,371,000GBP from 6,647,000GBP and systems sales increased 628,000GBP or 28.6% from 2,193,000GBP to 2,821,000GBP. The increase in recurring revenues is primarily the result of increased sales of our Autopart Online product. Revenues for our U.S. operations were $6,410,000 for the nine months ended March 31, 2014; an increase of $313,000 or 5.1% compared with revenues of $6,098,000 for the nine months ended March 31, 2013. For the nine months ended March 31, 2014, U.S. recurring revenue increased $545,000 or 14.7% to $4,254,000 from $3,709,000 and system sales decreased $231,000 or 9.7% to $2,157,000 from $2,388,000 when compared with the nine months ended March 31, 2013.

Cost of Revenues. Total cost of revenues for the three and nine months ended March 31, 2014, were $3,595,000 and $10,298,000, respectively, compared with $2,907,000 and $8,443,000, for the same periods of March 31, 2013, respectively. The increase in cost of revenues for the three months ended March 31, 2014 was 23.7% or $688,000, when compared to the three months ended March 31, 2013. Our U.K. operations experienced an increase of 213,000GBP from 1,254,000GBP to 1,467,000GBP for three months ended March 31, 2014 when compared to 2013. The U.S. dollar denominated increase was $474,000. The U.S. operations experienced an increase of $214,000 for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.

The increase in the cost of revenues for the nine months was 22.0% or $1,855,000. Our U.K. operations experienced an increase of 622,000GBP from 3,684,000GBP to 4,306,000GBP and resulted in a U.S. dollar denominated increase of $1,101,000 or 18.9% vs. 2013. Our U.S. operations experienced an increase of $753,000, compared to last year. The increased costs are directly related to the increase in revenue and from additional costs for salaries and related expenses as we continue to invest for the future.

Gross Profit. Gross profit increased $355,000 or 9.1% to $4,273,000 for the three months ended March 31, 2014, from $3,918,000 for the three months ended March 31, 2013.   Gross profit increased $874,000 or 7.5% to $12,493,000 for the nine months ended March 31, 2014, from $11,619,000 for the nine months ended March 31, 2013. The increase in gross profit was the result of increased recurring revenue and perpetual license revenue when compared to last year.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
	Ended March 31,
	2014	2013	Variance $	Variance %
Research and development	$998,000	$850,000	$148,000	17.4%
Sales and marketing	1,087,000	810,000	277,000	34.2%
General and administrative	1,081,000	919,000	162,000	17.6%
Depreciation and amortization	251,000	285,000	(34,000)	-11.9%
Total Operating Expenses	$3,417,000	$2,864,000	$553,000	19.3%

	For the Nine Months
	Ended March 31,
	2014	2013	Variance $	Variance %
Research and development	$2,749,000	$2,555,000	$194,000	7.6%
Sales and marketing	3,400,000	2,443,000	957,000	39.2%
General and administrative	3,316,000	2,747,000	569,000	20.7%
Depreciation and amortization	766,000	859,000	(93,000)	-10.8%
Total Operating Expenses	$10,231,000	$8,604,000	$1,627,000	18.9%

For the three months ended March 31, 2014, operating expenses increased by $553,000, or 19.3% when compared with the three months ended March 31, 2013. For the nine months ended March 31, 2014, operating expenses increased by $1,627,000 or 18.9% compared with the nine months ended March 31, 2013. This is due to the following:

Research and Development Expenses. Research and development expenses increased by $148,000 or 17.4% for the three month period ended March 31, 2014 and increased by $194,000 or 7.6% for the nine month period ended March 31, 2014, compared to the same periods in the prior fiscal year. The increase for the three and nine month periods ended March 31, 2014 is primarily a result of an increase in the number of personnel working on customer development projects and development of new products, all being done in the U.K.

Sales and Marketing Expenses. Sales and marketing expenses increased by $277,000 or 34.2% during the three months ended March 31, 2014 as compared with the same period in 2013 and increased by $957,000 or 39.2% for the nine months ended March 31, 2014 compared with the nine months ended March 31, 2013. This increase is primarily due to an increase in trade show activities, advertising, and the investment in new sales personnel and related sales expenses. Currently, there are now dedicated sales personnel for the tire market, trader and other vertical markets in the U.K. business unit.

General and Administrative Expenses. General and administrative expenses increased by $162,000 or 17.6% to $1,081,000 for the three months ended March 31, 2014 as compared to $919,000 for the same period in 2013. The increased expenses were primarily the result of additional salaries and benefits for administrative staff in the U.K and U.S. business units. Additional expenses were in the U.S. included $30,000 in additional officers’ equity compensation, additional payroll expenses of $79,000 in the U.S. business unit, which included the expenses for the president of North America, $9,000 of NASDAQ listing costs, $26,000 more in officers’ compensation and approximately $20,000 of additional software license costs, all compared to the three months ended March 31, 2013. For the nine months ended March 31, 2014, general and administrative expenses increased by $569,000 or 20.7% to $3,316,000 as compared to $2,747,000 for the same period in 2013. The increased expenses were primarily the result of additional salaries and benefits for administration staff in the U.K and U.S. business units. Additional expenses were in the U.S., with $60,000 more in officers’ equity compensation, additional payroll expenses of $140,000, which included the expenses for the president of North America, an additional $22,000 for NASDAQ listing costs, $27,000 more in officer’s compensation and approximately $170,000 of additional software license costs, all compared to 2013.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $34,000, or 11.9%, and $93,000, or 10.8%, for the three and nine month periods ended March 31, 2014, respectively, as compared to the same periods in 2013 because of assets being fully depreciated.

Operating Income. Operating income was $856,000 for the three months ended March 31, 2014, a decrease of $198,000 or 18.8% as compared to $1,054,000 for the three months ended March 31, 2013. Operating income was $2,262,000 for the nine months ended March 31, 2014, a decrease of $753,000 or 25.0% as compared to $3,015,000 for the nine months ended March 31, 2013.

Other Income (Expense). Other income (expense), net totaled a net other expense of $4,000 and $37,000 for the three and nine months ended March 31, 2014 and net other income of $1,000 and other expense of $241,000 for the three and nine months ended March 31, 2013.

Interest expense decreased by $30,000 or 88.2% to $4,000 from $34,000 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, and decreased $77,000 or 67.5% to $37,000 from $114,000 for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013. The decrease in interest expense is related to a reduction in our total interest bearing liabilities and a reduction in amortization of debt discount and debt issuance costs, which are included in interest expense.

During the three and nine month periods ended March 31, 2013, the Company had a loss from the change in fair value of derivative liabilities of $23,000 and $271,000, respectively. Other income for the three and nine month periods ended March 31, 2013 includes a gain of $58,000 and $131,000 on the settlement from the retirement of a portion of the derivative liability and a gain of $13,000 from the net settlement of a liability.

Income Taxes. Income taxes decreased by $50,000 or 20.5% to $193,000 from $243,000 for the three month period ended March 31, 2014, and decreased by $73,000, or 13.1%, to $481,000 from $554,000 for the nine month period ended March 31, 2014 as compared to the same periods in 2013 because of reduced earnings.

Net Income. As a result of the above, we recorded net income of $659,000 for the three month period ended March 31, 2014, compared with a net income of $812,000 for the three month period ended March 31, 2013, and realized net income of $1,744,000 for the nine months ended March 31, 2014, compared with a net income of $2,220,000 for the nine months ended March 31, 2013.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline our U.S. operations, we expect to see a continued increase in overall revenues with a contribution from U.S. operations in fiscal 2014.

At March 31, 2014, we had cash and cash equivalents of $5,876,000. During the nine months ended March 31, 2014, we continued to experience positive operating cash flow and   increased our cash position by approximately $1,815,000 after repayment of $325,000 in long-term debt, and capital expenditures of $550,000. We currently have no interest bearing liabilities.

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

Working Capital

Working capital at March 31, 2014, was $6,243,000, versus working capital of $3,502,000 at June 30, 2013. The working capital increase resulted primarily from a $1,815,000 increase in cash, a $1,114,000 increase in net accounts receivable, a $72,000   increase in inventories, a $314,000 decrease in prepaid expenses and other assets, a $81,000 decrease in accounts payable, a $131,000 increase in accrued expenses, a $312,000 decrease in interest bearing debt, an increase of $92,000 in sales tax payable, and an increase of $17,000 in income tax payable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

Share repurchase activity during the three and nine months ended March 31, 2014 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

July 1, 2013 – March 31, 2014	-	$0.00	-	$2,688,644

(1)	There were no shares repurchased in the three and nine months ended March 31, 2014, under our stock repurchase program that was originally announced in March 5, 2012 with an authorized level of $2.0 million, which was increased an additional $2.0 million (or $4 million in the aggregate) on June 22, 2012.

(2)	On September 28, 2012, our Board of Directors authorized an increase in the existing stock repurchase program for us to repurchase an additional $2.0 million (or $6.75 million in the aggregate since the beginning of the calendar year 2012) of our outstanding shares of common stock from time to time, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan previously established by us.

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

MAM Software Group, Inc.

Date: May 7, 2014	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2014	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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