Form 10-K
period 2014-06-30
MAM SOFTWARE GROUP, INC.
filed 2014-09-23
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number 000-27083

MAM Software Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1108035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☐  No ☑

As of December 31, 2013 14,494,437 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2013, the last business day of the second fiscal quarter, was approximately $32,325,000, based on the average high and low price of $5.00 for the registrant’s common stock as quoted on NASDAQ Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 14,298,053 shares of its common stock outstanding as of September 22, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

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

PART I

Item 1.         Business

MAM Software Group, Inc. (“MAM,” the “Company,” “we,” “our,” or “us”) is a technology holding company that has one wholly owned subsidiary based in the U.S., MAM Software, Inc. (“MAM US”) which is located in Allentown, Pennsylvania, and one wholly owned subsidiary in the U.K., MAM Software Limited (“MAM Ltd.”) based in Tankersley, Barnsley, U.K. The subsidiaries operate independently from one another. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

Our Company

MAM Software Group, Inc. is a leading provider of integrated information management solutions and services and a leading provider of cloud-based software solutions for the automotive aftermarket sector. We have a broad line of software solutions and services to address the information technology (“IT”) needs of virtually every significant sector of the automotive aftermarket sector in the United Kingdom and North America and are seeking to leverage this position into new industry verticals and new geographies around the world.

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

In the U.K. and Ireland, the Company also provides management solutions to businesses involved in the wholesale of construction materials. These vertical markets include plumbing, building, lumber, and electrical wholesale distribution companies.

Our Products and Services

The Company’s business management systems, information products and online services permit our customers to manage their critical day-to-day business operations through automated point-of-sale, information (content) products, inventory management, purchasing, general accounting and customer relationship management.

We provide professional IT services to our customers, including software and hardware installation, data conversion, and training and, at times, product modifications. We also provide continuing customer support services to ensure product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.

The Company’s revenues are derived from the following:

•	The sale of business management systems comprised of proprietary software applications, implementation and training.
•	Providing subscription-based services, including software support and maintenance, and online services for a fee.
•	Delivering our business management, commonly known as SaaS.
•	Delivering our catalogue information as a service, commonly known as DaaS.

Our Technologies

Our solutions are available as both 'on-premise' applications (sold via the traditional perpetual licensing model) and ‘cloud’ solutions that are delivered as a service over the Internet on a subscription basis.

Many of our business management applications are now available as SaaS, where software and associated data is centrally hosted on the cloud. Depending on the complexity of the application, MAM SaaS solutions are deployed using 'cloud hosting' or 'web application' technology:

SaaS cloud hosting - single tenants accessing fully-managed virtual servers via thin client (terminal services) connections (e.g. Autopart Online).

SaaS web application - multiple tenants accessing a dedicated website using a standard web browser (e.g. Autowork Online).

Our catalog information is also available in the cloud as DaaS. We centrally host and maintain the data, which is accessed by users via a desktop application, web application or integrated into their B2C website.

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

Our cloud model is based on Microsoft .Net, HTML5 and SQL technologies that are both open and secure with support for user experiences on both desktop and mobile devices. Our customers that have moved away from traditional on-premise software to our cloud-based service applications benefit by substantially reducing the complexity typical of on-premise software implementations, customizations, and upgrades. Through cloud computing, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, thereby reducing their need to buy and maintain their own IT resources. As a part of our cloud model, we also provide activation and training services to our customers as well as support services. In the North American market, where we have a smaller existing installed base of customers, the transition to offering cloud-based solutions will be an important part of our strategic growth in this market since we currently enjoy less market share and thus we anticipate that the near term impact will be a net-positive one as we work to increase that business in North America.

CORPORATE BACKGROUND

The Company’s principal executive office is located at Maple Park, Maple Court, Tankersley, Barnsley, U.K. S75 3DP and its phone number is 011-44-122-635-2900.

MAM is a former subsidiary of ADNW, a publicly traded company, the stock of which is currently traded on the pink sheets under the symbol ADNW.PK. ADNW transferred its software aftermarket services operating businesses to MAM (then known as Aftersoft Group, Inc.) and retained its database technology, Orbit.

On November 24, 2008, ADNW distributed a dividend of the 7,125,000 shares of MAM common stock that ADNW owned at such time in order to complete the spin-off of MAM’s businesses. The dividend shares were distributed in the form of a pro rata dividend to the holders of record as of November 17, 2008 (the “Record Date”) of ADNW’s common and convertible preferred stock. Each holder of record of shares of ADNW common and preferred stock as of the close of business on the Record Date was entitled to receive 0.06864782 shares of MAM’s common stock for each share of common stock of ADNW held at such time, and/or for each share of ADNW common stock that such holder would own, assuming the convertible preferred stock owned on the Record Date was converted in full.  Prior to the spin-off, ADNW owned approximately 77% of MAM’s issued and outstanding common stock. Subsequent to and as a result of the spin-off, MAM is no longer a subsidiary of ADNW. The Company currently has the following wholly owned direct operating subsidiaries: MAM Software Limited in the U.K., and MAM Software, Inc. in the U.S. On April 21, 2010 shareholders approved the change of the Company’s name from Aftersoft Group, Inc. to MAM Software Group, Inc.

On March 25, 2011, (“the Effective Date”), the Company amended its Certificate of Incorporation to effectuate a one-for-one hundred reverse stock split, followed by a ten-for-one forward stock split. Pursuant to this transaction, every 100 shares of the Company's common stock were converted into one share of the Company's common stock. Immediately thereafter, a forward stock split was undertaken whereby each share of common stock was converted into 10 shares of common stock. Stockholders owning fewer than 100 shares of common stock whose interests were converted into fewer than 1 share of common stock pursuant to the reverse split, were converted into the right to receive an amount equal to the average daily closing price per share of the common stock on the OTC Bulletin Board (where the Company’s common stock was traded at the time) for the five trading days immediately before and including the Effective Date, without interest. Stockholders who held 100 or more shares as of the Effective Date received fractional shares in the reverse split and were not cashed out. Any fractional shares held after the ensuing forward split were rounded up to the nearest whole share.

MAM Software Group, Inc. Organization Chart

MAM Software Limited

MAM Ltd. is a provider of software to the automotive aftermarket in the U.K. and Ireland. MAM Ltd. specializes in providing reliable and competitive business management solutions to the motor factor (also known as jobber), retailing, and wholesale distribution sectors. It also develops applications for vehicle repair management and provides solutions to the retail and wholesale tire industry. All MAM Ltd. programs are based on the Microsoft Windows family of operating systems. Each program is fully compatible with the other applications in their range, enabling them to be combined to create a fully integrated package. MAM Ltd. is based in Tankersley, U.K.

MAM Software, Inc.

MAM US has two divisions, VAST and Autopart. The VAST Division develops open business management systems, and distribution channel e-commerce systems for the automotive aftermarket supply chain. These systems are used by leading aftermarket outlets, including tier one manufacturers, program groups, warehouse distributors, tire and service chains and independent installers. VAST products and services enable companies to generate new sales, operate more cost efficiently, accelerate inventory turns and maintain stronger relationships with suppliers and customers. MAM US, VAST Division and Autopart Divisions are based in Allentown, Pennsylvania.

The Autopart Division provides software solutions to the North American automotive aftermarket. It targets jobbers and warehouse distributors, supplying a localized version of the U.K.-developed software.

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

The Company believes that growth in the automotive aftermarket will continue to be driven by the following factors:

•	gradual growth in the aggregate number of vehicles in use;

•	an increase in the average age of vehicles in operation, now estimated to be 11.4 years;

•	growth in the total number of miles driven per vehicle per year; and

•	increased vehicle complexity.

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

Business Management Systems

MAM’s business management systems meet the needs of warehouse distributors, part stores and automotive service providers as follows:

Warehouse Distributors

Autopart. This is a U.K.-developed product that is sold and promoted both in the U.S. and in the U.K. In the U.S., it is sold by MAM Software, Inc. and in the U.K. by the MAM Software Limited. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities, a fully integrated accounting module, a warehouse management module, and a business intelligence reporting module. It also allows the distributor to connect with their customers through our OpenWebs™ ecommerce solutions.

Autopart can be delivered as an on premise solution and sold via the traditional perpetual licensing model. Autopart Online is a hosted or ‘cloud’ based version of our Autopart solution and is delivered as a service over the Internet, commonly known as or SaaS.

DirectStep. This is our legacy product that was designed for warehouse distributors that seek to manage multiple locations and inventories on a single system. Although still actively supported, DirectStep is no longer promoted.

Parts Stores

Autopart. This is a U.K.-developed product that is sold in both the U.S. and U.K. In the U.S. it is sold by MAM Software, Inc. and in the U.K. by MAM Software Limited. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities a fully integrated accounting module and a business intelligence reporting module. It also allows parts stores to connect with their automotive service customers through the VAST, Autowork Online or, OpenWebs™ ecommerce solutions.

Autopart can be delivered as an on premise solution and sold via the traditional perpetual licensing model. Autopart Online is a hosted or ‘cloud’ based version of our Autopart solution and is delivered as a service over the Internet, commonly known as SaaS.

Automotive Service Providers

VAST. This product is designed for and targeted at large- to medium- sized automotive service and tire chains that seek to manage multiple locations and inventories for a regional area is also suited to managing single location stores that are part of a franchise or a buying group. VAST provides point-of-sale, inventory management, electronic purchasing and customer relationship management capabilities. It also allows the service provider to connect with parts and tires warehouse distributors and parts stores through either VAST’s online services and products or other industry connectivity solutions.

Autowork Online. This is a U.K.-developed product that is sold both in the U.S. and the U.K. In the U.S. it is sold by MAM Software, Inc. and in the U.K. by MAM Software Limited. This product is designed for and targeted at small single location automotive installers. The Autowork Online product provides estimate, job card, parts procurement and invoice capabilities. It also allows the automotive installer to connect with parts distributors to purchase components. Autowork Online is delivered as a service over the Internet, commonly known as SaaS, allowing customers to purchase the solution on a monthly basis but without the need to manage the system.

Vertical Markets

Trader. This is a U.K.-developed product that is sold by MAM Software Limited. This product is designed for and targeted at generic wholesalers and distributors. Based on the Autopart codebase, the product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module.

Information Products

The Company provides product catalog and vehicle repair information required to enable point-of-sale transactions. These proprietary database products and services generate recurring revenues through monthly or annual subscription fees.

MAM Software Limited develops and maintains proprietary information products that differentiate its products from those of the majority of its competitors in the U.K. In the U.S. and Canada, both MAM Software, Inc. and VAST develops and maintains a proprietary workflow capability that integrates information products sourced from its suppliers such as Epicor (formerly Activant), and WHI for its automotive parts and tire customers, including warehouse distributors, parts stores and automotive service providers. In April 2014, MAM Software, Inc. launched an information product developed specifically for the U.S. and Canada.

The principal information service for both MAM Software, Inc. and MAM Software Limited is Autocat+, an auto parts catalog that uses the DaaS distribution model. Autocat+ provides access to a database of automobile vehicle applications for the U.S. and U.K. markets that enables users to access information about parts quickly and accurately. The Autocat+ service is centrally hosted and data is accessed by users via MAM's business management software, a standalone desktop application, or web application. Data can also be 'consumed' via a Web Service for integration into B2C websites. Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily.

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

Online Services

Both MAM Software, Inc. and MAM Software Limited offer online e-commerce services in the form of business to business and business to consumer implementations. These online services connect the automotive aftermarket from manufacturers through warehouse distributors and parts stores to automotive service providers for the purpose of purchasing parts and tires, fleet and national account transaction processing and online product price information.

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

Autonet

In the U.K., MAM Ltd.’s Autonet online services connect manufacturers, warehouse distributors, parts stores and automotive service providers for the purpose of purchasing of parts and tires, fleet and national account transaction processing and product information and price distribution.

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

Both MAM Software, Inc. and MAM Software Limited also provide a customer-only support portal that allows customers direct access to tutorials, on-line documentation and information related to products and services. New customers enter into support agreements, and most retain such service agreements for as long as they own the system. Monthly fees vary with the number of locations and the software modules, information products and online services subscribed to. The agreements are generally month-to-month agreements. The Company offers training at both MAM Software, Inc.’s and MAM Software Limited’s facilities, as well as the customer’s facilities and online for product updates or introduce specific new capabilities.

Both MAM Software, Inc. and MAM Software Limited’s catalog information products are delivered by its Autocat teams, based in Allentown, PA and Wareham, England. The Autocat product teams source, standardize and format data collected in an electronic format from over 300 automotive parts manufacturers in both regions and the data is provided to its customers via the Internet.

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

Research and Development

The Company spent approximately $3.7 million in fiscal 2014 on research and development, with approximately $0.9 million spent by MAM US and $2.8 million by MAM Ltd. The Company spent approximately $3.4 million in fiscal 2013 on research and development, with approximately $0.9 million spent by the VAST division, $0.3 million by the Autopart division, and $2.2 million by MAM Ltd.

Patent and Trademark

We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We have not sought patent protection for any of our products. We have registered our business name, “MAM Software,” with the U.S. Patent and Trademark office. The assets consist of intellectual property relating to our specific color and font design of our business logo. In addition we have also registered our tagline, “Driving Business Performance,” with the U.S. Patent and Trademark office.

Customers

During the years ended June 30, 2014 and 2013, no customer accounted for 10% of the Company’s total revenues.  The Company’s top ten customers collectively accounted for 11% of total revenues during fiscal 2014 and 18% of total revenues during fiscal 2013. Some of top customers in North America include Autopart International, AutoZone, Monro Muffler Brake, Sullivan Tire & Auto Service, and U.S. AutoForce. In the U.K. and Irish markets, MAM Ltd.’s top customers include Dingbro, Euro Car Parts, Andrew Page LTD, Maccess Limited, and Alliance Automotive U.K. LTD.

Competition

In the U.S. and Canada, MAM US competes primarily with Epicor Inc. (formerly Activant, Inc.) and WHI and several smaller software companies, including Autologue, DST and Fuse 5. VAST competes primarily with Maddenco, ASA, Tasco and RO Writer who all provide similar products and services to the U.S. automotive aftermarket. Additionally, an ongoing competitive threat to the Company comes from custom, developed, in-house systems, information products and online services. For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group, each have developed their own business management systems and electronic automotive parts catalogs for their stores and members, although the Company currently has a partnership agreement with each of these companies to supply their information products through the Company’s solutions.

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

VAST, in the U.S. and Canada, competes with multiple products across different market segments, so its competitors vary by segment.

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

In the U.K., MAM Ltd. continues to compete primarily with Epicor, Inc., (formerly Activant, Inc.) in the component sector of automotive aftermarket. In the tyre sector, MAM Ltd. competes primarily with CAM Systems, Tyreman and Team Systems. In the vertical markets now being targeted by MAM Ltd. in the U.K., the company competes with Kerridge, Chatsworth, EDP, Blue Rock, OGL and Ramtac, The Company feels that it provides a range of solutions that combine proven concepts with cutting-edge technology that are functional, effective and reliable. The Company feels that its focus towards continuing to provide solutions that enable business to find new efficiencies and increase existing efficiencies, as the Company develops its own products, will provide it an advantage over the competition. These efforts, together with strong post-sales support and ongoing in depth product and market support, will assist the Company in generating and maintaining its position within the market.

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

Employees

The Company has 210 full-time employees: 2 at MAM Software Group, Inc., 61 at MAM US and 147 at MAM Ltd. comprised of 6 in management, 21 in sales and marketing, 39 in research and development, 74 in professional services and support and 7 in general and administration. MAM Software Group, Inc.’s 2 employees include one senior executive and one accountant. MAM US has 61 employees in the U.S. comprised of two in management, 10 in sales and marketing, 6 in research and development, 38 in professional services and support and 5 in general and administration.

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

To address these risks, we must, among other things:

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

Financial difficulties or the bankruptcy of one or more of our major customers could adversely affect our results.

Our ability to collect our accounts receivable and future sales depends, in part, on the financial strength of our customers. We grant credit, generally without collateral, to our customers. Consequently, we are subject to credit risk related to changes in business and economic factors throughout the United Kingdom, the United States, and Canada. In the event customers experience financial difficulty, and particularly if bankruptcy results, our profitability may be adversely impacted by our failure to collect our accounts receivable in excess of our estimated allowance for uncollectible accounts. Additionally, our future revenues could be reduced by the loss of a customer due to bankruptcy. Our failure to collect accounts receivable and/or the loss of one or more major customers could have an adverse effect on our net income and financial condition. We were recently informed that one distributor in the United Kingdom, which accounted for approximately 5.7% of our global revenues for the year ended June 30, 2014, was sold pursuant to an insolvency proceeding, which is the British equivalent of U.S. bankruptcy proceedings. Our inability to secure a new distributor for those accounts or to enter into direct agreements with the end users previously serviced by that distributor could have significant impact on our future revenues.

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

As of September 22, 2014, there were 14,971,734 shares of our common stock issued and 14,298,053 shares of our common stock outstanding. Our Certificate of Incorporation authorizes the issuance of an aggregate of 18,000,000 shares of common stock and 2,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. These shares are intended to provide us with the necessary flexibility to undertake and complete plans to raise funds if and when needed. In addition, we may pursue acquisitions that could include issuing equity, although we have no current arrangements to do so. Any such issuances of securities would have a dilutive effect on current ownership of MAM stock. The market price of our common stock could fall in response to the sale or issuance of a large number of shares, or the perception that sales of a large number of shares could occur.

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

One of our directors, who is also an executive officer, is a resident of the U.K. In addition, our significant operating subsidiary, MAM Software Limited is located in the U.K. Were one or more shareholders to bring an action against us in the U.S. and succeed, either through default or on the merits, and obtain a financial award against an officer or director of the Company, that shareholder may be required to enforce and collect on his or her judgment in the U.K., unless the officer or director owned assets which were located in the U.S. Further, shareholder efforts to bring an action in the U.K. against its citizens for any alleged breach of a duty in a foreign jurisdiction may be difficult, as prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, is fraught with difficulty and may be effectively, if not financially, unfeasible.

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

Item 2.         Properties.

Our corporate offices are located at Maple Park, Maple Court, Tankersley, Barnsley, U.K. S75 3DP.

MAM US VAST Division has an office at 3435 Winchester Rd, Ste. 100, Allentown PA, 18104 and the phone number at that office is 610-336-9045. The Allentown, Pennsylvania office is approximately 7,105 square feet in size and is leased for a monthly cost of $11,600.

MAM US Autopart Division shares office space with the VAST Division and the telephone number is 610-351-2928.

MAM Ltd. has three offices. It has headquarters at Maple Park, Maple Court, Tankersley, S75 3DP, U.K. The phone number is 0-11-44-122-635-2900. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, U.K. The phone number is 44-160-449-4001. It has second regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, U.K. The phone number is 44-192-955-0922. MAM Software leases approximately 15,250 square feet at its company headquarters at a monthly cost of approximately $20,400. It leases approximately 1,223 square feet at its Northampton office at a monthly cost of approximately $1,700 and approximately 717 square feet at its Wareham office at a monthly cost of approximately $930.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Capital Market under the symbol “MAMS.” As of June 30, 2014, there were approximately 359 shareholders of record and 15,077,830 shares of common stock issued and 14,404,149 shares outstanding. As of September 22, 2014, there were approximately 334 shareholders of record and 14,298,053 shares of common stock issued and outstanding.

On September 22, 2014, the bid and ask prices of our common stock were $5.81 and $6.00 per share, respectively, as reported by the NASDAQ Capital Market. The following table shows the range of high and low bids per share of our common stock as reported by the NASDAQ Capital Market for the fiscal year periods indicated. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

On March 25, 2011, (“the Effective Date”), the Company amended its Certificate of Incorporation to effectuate a one-for-one hundred reverse stock split, followed by a ten-for-one forward stock split. Pursuant to this transaction, every 100 shares of the Company's common stock were converted into one share of the Company's common stock. Immediately thereafter, a forward stock split was undertaken whereby each share of common stock was converted into 10 shares of common stock. Stockholders owning fewer than 100 shares of common stock whose interests were converted into fewer than 1 share of common stock pursuant to the reverse split, were converted into the right to receive an amount equal to the average daily closing price per share of the common stock on the OTC Bulletin Board (which was the principal market for trading our common stock at that time) for the five trading days immediately before and including the Effective Date, without interest. Stockholders who held 100 or more shares as of the Effective Date received fractional shares in the reverse split and were not cashed out. Any fractional shares held after the ensuing forward split were rounded up to the nearest whole share.

20

	2013
	High	Low
1st Quarter ended September 30, 2012	$2.75	2.11
2nd Quarter ended December 31, 2012	$3.33	2.55
3rd Quarter ended March 31, 2013	$3.84	2.85
4th Quarter ended June 30, 2013	$5.00	3.40

	2014
	High	Low
1st Quarter ended September 30, 2013	$4.81	3.75
2nd Quarter ended December 31, 2013	$5.39	3.35
3rd Quarter ended March 31, 2014	$6.29	4.98
4th Quarter ended June 30, 2014	$5.94	4.91

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

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2014

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	120,484	$1.23	1,940,138
Equity compensation plans not approved by security holders	-	-	-
Total	120,484	$1.23	1,940,138

(1)	Represents the shares authorized for issuance under the Aftersoft Group, Inc. 2007 Long-Term Incentive Plan, which was approved by the Company’s shareholders at the Annual Meeting held on June 12, 2008. The maximum aggregate number of shares of Common stock that may be issued under the Plan, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year, or 2,060,622 for fiscal 2015.

(2)	As of July 1, 2014.

Recent Sales of Unregistered Securities

On April 3, 2014, the Company issued 3,118 shares of common stock to a certain directors in lieu of cash compensation, which were valued at approximately $17,000 based on the closing market price of the Company’s common stock on April 1, 2014.

On April 3, 2014, the Company issued 16,759 shares of common stock valued at approximately $43,000 to the non - management members of the Board of Directors under the Company’s 2007 LTIP.

During the quarter ended September 30, 2014, the Company issued 8,464 shares of common stock to employees, including officers, under the ESPP in lieu of compensation, which were valued at approximately $37,000 based on the closing market price of the Company’s common stock on January 2, 2014.

On July 8, 2014, the Company issued 16,765 shares of common stock to certain directors, which were valued at approximately $43,000 based on the closing market price of the Company’s common stock on the date of the grant.

On July 8, 2014, the Company issued 3,061 shares of common stock to certain directors, in lieu of cash compensation, which were valued at approximately $17,000 based on the closing market price of the Company’s common stock on the date of the grant.

On September 23, 2014, the Company released from escrow 174,804 shares of common stock to certain executives of the Company which vested pursuant to the terms of the April 20, 2012 grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the executives employment agreements. The Company withheld 66,347 shares which were used to pay taxes and those shares were retired by the Company.

On September 23, 2014, the Company released from escrow 84,676 shares of common stock to an officer of a subsidiary of the Company which vested pursuant to the terms of the March 1, 2013 grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the officer’s employment agreement. The Company withheld 44,455 shares which were used to pay taxes and those shares were retired by the Company.

On September 23, 2014, the Company released from escrow 50,178 shares of common stock to a certain executive of the Company which vested pursuant to the terms of the July 1, 2013 grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the executive’s employment agreement. The Company withheld 23,584 shares which were used to pay taxes and those shares were retired by the Company.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt instruments.

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

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2014, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

Overview

MAM Software Group, Inc. (“MAM,” the “Company,” “we,” “our,” or “us”) is a technology holding company that has one wholly owned subsidiary based in the U.S., MAM Software, Inc. (“MAM US”) and one wholly owned subsidiary based in the U.K., MAM Software Limited (“MAM Ltd.”) based in Tankersley, Barnsley, U.K., which operate independently from one another.

MAM US has two divisions, VAST and Autopart, which are both based in Allentown, Pennsylvania. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

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

Our revenue and income is derived primarily from the sale of business management software, data, ecommerce solutions and services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the year ended June 30, 2014 we generated revenues of $30,690,000 and had net income of $1,672,000; 73% of these revenues came from the U.K. market.

We are headquartered in Tankersley, Barnsley, U.K. and maintain additional offices for our U.S. operating subsidiary in Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Northampton and Wareham. The software that we sell is mainly a Microsoft WindowsTM based technology, although we do still have an older ‘Green Screen’ terminal-based product. The four main products that we support in the U.S. cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Autopart product to new prospects and continue to support our Direct Step product.  Both products enable large warehouses with hundreds of thousands of stock keeping units (sku’s) to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we also sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that the jobber’s client needs, either via the Internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable it to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST. The fourth segment is the “OpenWebs™.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real- time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers, so we do not sell the Direct Step product in the U.K. We continue to sell the Autopart product to the jobber market, but sell Autowork Online to the installer market.  In the U.K., we also sell our catalog solution, Autocat+, which is an Internet-based identification tool used by the warehouse distribution, jobber and installer.

To date, our management has identified five areas of focus to drive our business.  The first area is the continued growth of revenues derived from delivering our business management, commonly known as SaaS. To date our Autowork Online, “installer” solution in the U.K and Autopart Online, our parts store solutions are being delivered in this way.  Both products have been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end- users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of June 30, 2014 we had 3,144 subscribers of this service.  A white label version of this product has been successfully launched into the U.S. market in conjunction with ALLDATA LLC. Autopart Online was launched in August 2011, and as of June 30, 2014 we had 892 end users subscribing to this service.

The second area of focus is the sales and marketing strategy within the U.S. market. The U.S. business has a new marketing team and has developed an internal sales staff. Our management is committed to the continued development of the MAM brand.

The third area of focus relates to the launch of our information service, Autocat+ in the U.S. Autocat+ is an auto parts catalog that uses the DaaS distribution model. MAM Software Limited centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application. Data can also be 'consumed' via a Web Service for integration into B2C websites. Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily.

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

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the year ended June 30, 2014, a number of new modules were launched including SalesRep, a new tablet APP for sales representatives, and a parts listing tool for eBay in the UK and Ireland that integrates seamlessly with Autopart.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 73% and 69% for the years ended June 30, 2014 and June 30, 2013, respectively.   As the U.S. dollar weakens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is positively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of MAM Ltd. are translated at the average exchange rate.  The exchange rate for MAM Ltd.’s operating results was US $1.6259 per GBP for the year ended June 30, 2014, compared with U.S. $1.5676 per GBP for the year ended June 30, 2013.

Assets and liabilities of MAM Ltd. are translated into U.S. dollars at the period-end exchange rates.  The exchange rate used for translating MAM Ltd. was U.S. $1.7028 per GBP at June 30, 2014 and U.S. $1.5208 per GBP at June 30, 2013.

Currency translation (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($152,000) and ($1,168,000) as of June 30, 2014 and 2013, respectively.

Backlog

As of June 30, 2014, we had a backlog of unfilled orders of business management systems of $2,047,000, compared to a backlog of $1,697,000 at June 30, 2013.  We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the fiscal year ended June 30, 2014 compared with the year ended June 30, 2013 were as follows:

Revenues. Revenues increased $3,224,000 or 11.7% to $30,690,000 for the year ended June 30, 2014, compared with $27,466,000 for the year ended June 30, 2013.  For the twelve months ended June 30, 2014, recurring revenues increased $3,035,000 or 15.7% to $22,380,000 from $19,345,000 and system sales increased $189,000 or 2.3% to $8,310,000 from $8,121,000.

Revenues in our U.K. operations were 13,753,000GBP for the year ended June 30, 2014 as compared to 12,043,000GBP for the year ended June 30, 2013. Revenues increased 1,710,000GBP or 14.2% primarily from increased recurring revenue and system sales. The U.S. dollar denominated revenue was $22,361,000 for 2014 as compared to $18,878,000 for 2013, an increase of $3,483,000 or 18.5%. For the twelve months ended June 30, 2014, U.K. recurring revenues increased 1,022,000GBP or 13% to 10,120,000GBP from 9,098,000GBP and systems sales increased 591,000GBP or 19% from 3,633,000GBP to 3,042,000GBP. The increase in recurring revenues is primarily the result of increased sales of our Autopart Online product. Autopart Online revenue increased $876,000 or 259% to $1,213,000 from $337,000.

Revenues in our U.S. operations decreased $258,000 or 3% to $8,329,000 in 2014 from $8,587,000 in 2013, the result of decreased software sales of $1,102,000 and increased recurring revenues of $844,000. U.S. revenue for VAST rental increased $41,000 or 32.5% to $164,000 from $126,000 compared to the same period last year.

Cost of Revenues. Total cost of revenues increased $2,576,000 or 22.6% to $13,968,000 for the year ended June 30, 2014, compared with $11,392,000 for the year ended June 30, 2013. Cost of revenues as a percentage of revenues increased from 45% for the year ended June 30, 2013 to 46% for the year ended June 30, 2014. The increased costs are directly related to the increase in revenue and from additional costs for salaries and related expenses as we continue to invest for the future.  MAM Software Limited’s expenses increased 767,000GBP or 15% in 2014, to 5,773,000GBP from 5,006,000GBP in 2013. U.K. expenses reported in U.S. dollars increased $1,539,000 or 20% primarily due to higher direct costs of $800,000 that include an increase of $459,000 in hardware, additional payroll, related benefits and travel expenses of $280,000, additional salesforce.com related licensing costs of $207,000.  The U.S. expenses increased $1,038,000 to $4,583,000 from $3,545,000 in 2013. The increased costs compared to the prior year in the U.S. was primarily due to increased payroll, benefit costs and related travel expenses of $590,000, and higher third party subscription costs for products we resell of $120,000.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Twelve Months Ended June 30,
	2014	2013	$ Variance	% Variance
Research and development	$3,743,000	$3,405,000	$338,000	9.9%
Sales and marketing	4,518,000	3,348,000	1,170,000	34.9%
General and administrative	4,974,000	4,163,000	811,000	19.5%
Depreciation and amortization	1,031,000	1,149,000	(118,000)	-10.4%
Total Operating Expenses	$14,266,000	$12,065,000	$2,201,000	15.2%

Operating expenses increased by $2,201,000 or 15.2% for the year ended June 30, 2014 compared with the year ended June 30, 2013. This is due to the following:

Research and Development Expenses. Research and development expenses increased $338,000 or 9.9% for the year ended June 30, 2014, when compared with the previous fiscal year. This increase was due to an increase in engineering personnel and related costs of approximately $600,000 in the U.K. offset by approximately $275,000 in the U.S., compared to 2013.

Sales and Marketing Expenses. Sales and marketing expenses increased by $1,170,000 or 34.9% for the year ended June 30, 2014 compared with the year ended June 30, 2013. The U.K. business experienced an increase in expenses of approximately $260,000 from the addition of sales personnel. The U.S. business experienced an increase in expenses of approximately $600,000 from additions in advertising and show expenses of $192,000, approximately $280,000 for additional sales and marketing personnel including additional travel expenses and related expenses.

General and Administrative Expenses. General and administrative expenses increased by $811,000 or 19.5% to $4,975,000 for the year ended June 30, 2014 as compared from $4,163,000 for the year ended June 30, 2013.  The increased expenses were the result of an addition to the reserve for bad debts in the U.K. of $283,000, and additional salaries and benefits for administration staff in the U.K. and U.S. business units. Additional expenses in the U.S. were approximately $336,000 for additional payroll and related expenses which included the new president for North America, additional officer’s equity compensation of $80,000, approximately $80,000 of expenses for the preparation of bid documents for a major contract, and $137,000 in travel expenses when compared to the year ended June 30, 2013.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $118,000 for the year ended June 30, 2014 as compared with the same period in 2013.

Interest Expense. Interest expense decreased by $106,000 to $40,000 for the year ended June 30, 2014. The decrease in interest expense is primarily related to the reduction of our interest bearing loans. HSBC cash interest was approximately $25,000 for the year ended June 30, 2014 and debt issuance cost amortization was approximately $400, compared to cash interest of approximately $120,000 and debt issuance cost amortization of $11,000 for the year ended June 30, 2013.

Other Income (Expenses). There was no activity for other income (expenses) for the year ended June 30, 2014. Other income (expenses) for the year ended June 30, 2013 included an adjustment for the change in fair value of derivative liabilities of ($271,000), a gain on settlement of derivative liabilities of $131,000 and gain on the settlement of liabilities of $13,000.

Income Taxes. Income taxes increased $21,000 to $744,000 for the year ended June 30, 2014 as compared to $723,000 for the year ended June 30, 2013. This decrease was the result of a reduced tax expense for the U.K. business in fiscal 2014 when compared to 2013.

Net Income. We realized income of $1,672,000 for the year ended June 30, 2014 compared with income of $3,013,000 for the year ended June 30, 2013.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in Europe, but with the introduction of new products and our successful efforts to streamline our U.S. operations, we expect the U.S business to increase revenue and profits. We expect this revenue trend to continue and look forward to an increase in overall revenues from our U.S. operations in fiscal 2015. We expect to invest in additional sales and marketing staff and to increase our professional services and support staff.

During the year ended June 30, 2014 we repaid approximately $325,000 on our HSBC Loan and on our secured notes. These payments were made from cash flow generated from operations. We purchased 167,392 shares of our common stock at a cost of $845,000 and were able to increase our cash position by $2,947,000. All interest bearing debt has been repaid.

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

Working Capital

Working capital at June 30, 2014 was $5,599,000 compared to $3,502,000 at June 30, 2013. The working capital increase resulted primarily from a $2,947,000 increase in cash, a $346,000 increase in net accounts receivable, an increase of $12,000 in inventories, a decrease of $471,000 in prepaid expenses and other current assets, a $64,000 increase in accounts payable, a $331,000 increase in accrued expenses and other liabilities, a $506,000 increase in accrued payroll and other taxes, a $325,000 decrease in debt, an increase of $91,000 in the current portion of deferred revenue, an increase of $124,000 in sales tax payable, and an decrease of $67,000 in income tax payable.

Capital Expenditures

Capital expenditures for fiscal 2014 and 2013 were $747,000 and $679,000 respectively.

HSBC Bank plc.

On October 25, 2010, MAM Ltd., entered into a three-year term loan agreement with HSBC Bank plc. (“HSBC”) as lender (the “HSBC Term Loan”). The HSBC Term Loan provided for £1,324,550 (approximately $2.0 million at the exchange rate on October 25, 2010) with a term of three years from the date the HSBC Term Loan was first drawn down. The HSBC Term Loan was repaid in thirty-six (36) monthly installments, inclusive of interest, together with such sums in the final month to discharge the balance of the HSBC Term Loan.

The interest rate under the HSBC Term Loan was 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totaled 3.4% at June 30, 2013.

The HSBC Term Loan was secured by the following instruments: a guarantee granted by the Company, VAST and Autopart in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would have created fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of approximately $60,000 related to the HSBC Term Loan, which was amortized over the life of the loan. Amortization expense was $1,000 and $11,000 for the years ended June 30, 2014 and 2013, respectively.

The HSBC Term Loan contains various financial covenants. As of June 30, 2013, the Company was in compliance with or obtained waivers for all such covenants. The Term Loan was repaid in October 2013.

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

Additional Vertical Markets: Plumbing Merchants, Electrical Wholesalers, Builders Merchants and Lumber Merchants.

We believe that construction-related businesses would benefit from the business management and distribution systems developed by MAM Software Limited for its customers in the automotive aftermarket. We already have over 50 clients in the U.K. and Ireland operating in the plumbing, building, lumber, and electrical wholesale distribution markets that are using a derivative of MAM Software Limited’s Autopart product, known as “Trader.” We originally moved the Autopart product into these additional vertical markets a number of years ago after being approached by companies operating within these vertical markets that could not find a management solution that satisfied their requirements. To date, these additional vertical markets have made only a limited contribution to the revenues of MAM Software Limited.

We have been increasing our promotion of the “Trader” product to these markets, specifically targeting small and medium sized businesses with revenues of between $500,000 and $10 million. We are, and intend to continue, doing this through a number of channels, Internet, direct marketing, advertorials and trade shows. We have also looked to raise awareness of the Trader product by placing advertisements in trade journals and will continue to look to have articles and editorial reviews written about the product and its advantages for those operating within these markets. We have also been targeting small and medium sized businesses within these vertical markets with direct mail pieces such as product fliers, and case studies from the small client base we have in this market. These have then been followed up by MAM’s existing internal sales team to generate qualified leads for the external sales representatives. We recognize that we will need increased industry experience to sell effectively within these markets and intend to recruit a suitably experienced and qualified sales manager to lead this development. In addition to direct marketing we have attended trade shows and exhibitions that have given us the opportunity to invite businesses that we have targeted previously while giving us exposure to additional businesses that have not been contacted through our direct marketing efforts.

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

Summary

We expect to see continued revenue growth from both the U.S. and U.K. operations during fiscal 2015 with increase operating income from the U.K. Our U.S. operating income will be negatively impacted by our investment in new staff for sales and marketing, and professional services and support. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to new products and modules being released as well as enhancements to existing products.

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

MAM generated cash of approximately $4,433,000 from operations for the year ended June 30, 2014. Revenues in the U.K. are continuing to generate positive cash flow and free cash and the U.S. operations are also generating free cash flow but corporate expenses resulted in a negative cash flow for the year ended June 30, 2014. Our current plans still require us to hire additional sales and marketing staff and to support expanded operations overall.

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

The consolidated financial statements, notes to the consolidated financial statements and report of the Company’s independent registered accountant required to be filed in response to this Item 8 begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based  on  the  criteria  set forth  in Internal  Control—Integrated  Framework  issued  by  the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

(c)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth fiscal quarter of the fiscal year ended June 30, 2014 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position
Michael Jamieson	47	Chief Executive Officer and Director
Charles F. Trapp	65	Chief Financial Officer of the Company
Lee Broad	41	Chief Technology Officer
Dwight B. Mamanteo	45	Director
Frederick Wasserman	60	Director
Gerald M. Czarnecki	74	Chairman of the Board of Directors of the Company
W. Austin Lewis IV	38	Director
Peter H. Kamin	52	Director

Michael Jamieson was appointed to the Board and to the position of interim Chief Executive Officer in February 2010.  He became the Company’s CEO in June, 2010.  Mr. Jamieson previously served as Chief Operating Officer and a director of the Company from December 2005 to March 2007.  Mr. Jamieson has served as Managing Director of MAM’s subsidiary, MAM Software Limited, since 2004.  Mr. Jamieson joined MAM Ltd. in 1991 in its installation and configuration department and has held a number of positions within MAM Ltd.'s implementation and support departments until his appointment as Department Manager for Workshop and Bodyshop Systems in 1995. Mr. Jamieson was promoted to the position of Associate Director of Workshop and Bodyshop Systems in 2002 before taking his role as Managing Director of MAM Ltd. in 2004. Mr. Jamieson brings to the Board significant expertise in the automotive aftermarket software industry, as well as experience in international business technology and extensive management and operating experience. Having in excess of 20 years’ experience with the Company, Mr. Jamieson brings unparalleled knowledge of the Company and its operations and understanding the markets the Company operates in as well as the challenges to opening up new markets whether in the United States or elsewhere around the world.

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

Lee Broad was appointed the Chief Technology Officer on July 1, 2013.  Mr. Broad served as Director of Technical Development for MAM’s subsidiary, MAM Software Limited, from April 2004 to June 2013 and was the Software Development Manager from May 1999 to March 2004. Mr. Broad joined MAM Ltd. in April 1992 in its development department and was appointed lead developer for MAM Ltd.’s Autopart and Autocat product lines in November 1995. Mr. Broad brings unparalleled knowledge of the Company and its operations and has a wealth of technical expertise and knowledge of the automotive aftermarket.

Dwight B. Mamanteo became a Director of the Company on March 1, 2007. Mr. Mamanteo serves as the Chairman of the Company’s Compensation Committee and as a member of the Company’s Audit Committee and a member of the Company’s Governance and Nomination Committee. Since November 2004, Mr. Mamanteo has served as a Portfolio Manager at Wynnefield Capital, Inc., a private investment management firm. Since January 2014, Mr. Mamanteo has served on the Board of Directors of GlyEco, Inc. (OTCBB: GLYE), a green chemistry company with a patent-pending technology for recycling waste glycol, a hazardous material, into usable, clean glycol. Mr. Mamanteo serves as the Lead Director, the Chairman of the Governance and Nominating Committee, and as a member of the Audit and Compensation Committees. Since June 2013, Mr. Mamanteo has served on the Board of Directors of ARI Network Services, Inc. (NasdaqCM: ARIS), a provider of products and solutions that serve several vertical markets with a focus on the outdoor power, power sports, marine, RV, and appliance segments. Mr. Mamanteo serves as the Chairman of the Governance Committee and as a member of the Compensation Committee. From March 2012 to April 2012, Mr. Mamanteo served on the Board of Directors of CDC Software Corp. (NasdaqCM: CDCS), a provider of Enterprise CRM and ERP software designed to increase efficiencies and profitability. Mr. Mamanteo served as a member of the Audit Committee. From April 2009 to November 2010, Mr. Mamanteo served on the Board of Directors of EasyLink Services International Corporation (NasdaqCM: ESIC), a leading global provider of on-demand electronic messaging and transaction services that help companies optimize relationships with their partners, suppliers, customers, and other stakeholders. From December 2007 to November 2008, Mr. Mamanteo served on the Board of Directors and as the Chairman of PetWatch Animal Hospitals, Inc. (a private company), a provider of primary care and specialized services to companion animals through a network of fully owned veterinary hospitals. From September 2005 to November 2007, Mr. Mamanteo served on the Board of Directors of Sherpa Service Corps, Inc. (a private company), a service provider enabling subscribing institutions to accelerate academic and other institutions’ enrollment of international students and facilitating the institutions’ compliance with federal statutory obligations. Prior to joining Wynnefield Capital, Mr. Mamanteo worked in the field of technology for over 10 years in various positions for BEA Systems, VISA International, Ericsson, UNISYS, and as an independent consultant. Mr. Mamanteo received an M.B.A. from the Columbia University Graduate School of Business and a BS in Electrical Engineering from Concordia University (Montreal). Mr. Mamanteo brings to the Board valuable business and finance experience, particularly the experience of a professional who has had experience in other industries by virtue of his investing experience as well as related operational experience gained in such technology companies as BEA, Ericsson and UNISYS.

Frederick Wasserman became a Director of the Company on July 17, 2007. Mr. Wasserman is the Chairman of the Audit Committee and is a member of the Governance and Nomination Committee and Compensation Committee. Mr. Wasserman is President of FGW Partners, LLC, a financial management consulting firm he started, effective as of May 1, 2008. From August 2005 to December 2006, he served as Chief Operating and Chief Financial Officer of Mitchell & Ness Nostalgia Company, a manufacturer of licensed sportswear. From January 2001 to February 2005, he served as President and Chief Financial Officer of Goebel of North America, a subsidiary of the manufacturer of M.I. Hummel products, W. Goebel Porzellanfabrik Company. He also brings 13 years of public accounting experience, most notably work with each of Coopers & Lybrand and Eisner & Company. He received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School, and has been a Certified Public Accountant. Mr. Wasserman also serves as a Director for the following companies: Breeze-Eastern Corporation (Chairman- Audit Committee; Compensation Committee), DLH Holdings Corp. (Chairman- Board of Directors); SMTC Corporation (Member of Audit and Compensation Committees; Chair of Governance and Nomination Committees); and National Holdings, Inc. (which acquired Gilman + Ciocia, Inc. on October 15, 2013) (Member- Audit Committee; Co-Chair- Strategy Committee). From December 2006 to August 2010, Mr. Wasserman served on the Board of Directors of Allied Defense Group (Member-Audit Committee, Ethics and Governance Committee). From July 2007 to August 2010, he served on the Board of Directors of Crown Crafts, Inc. Mr. Wasserman brings strong audit and accounting credentials to the Board, credentials, which in addition to enabling him to serve as our audit committee chairman and financial expert, also enable him to assure best accounting and financial management practices throughout the Company. In addition, his experience has a chief financial officer and/or financial consultant at several companies is an invaluable resource for the Board and Company.

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

W. Austin Lewis IV was appointed to the Board on January 27, 2009. Mr. Lewis serves as a member of the Audit Committee and the Compensation Committee. He currently serves as CEO, CFO, and a director of Paid, Inc., an Internet e-commerce company, as well as the Chief Executive Officer of Lewis Asset Management Corp., an investment management company headquartered in New York City which he founded in 2004. From 2003 to 2004, Mr. Lewis was employed at Puglisi & Company, a New York based broker-dealer registered with FINRA, where he served as a registered representative and managed individual client accounts, conducted due diligence for investment banking activities and managed his own personal account. In 2002, Mr. Lewis co-founded Thompson Davis, & Company, Inc., a registered broker-dealer headquartered in Richmond, Virginia. From 1998 to 2002, Mr. Lewis was employed by Branch Cabell and Company, Inc. in Richmond, Virginia (“Branch Cabell”) where he was a registered representative. Following the November 2000 acquisition of Branch Cabell by Tucker Anthony Incorporated (“Tucker Anthony”), Mr. Lewis served as a Vice-President for Tucker Anthony and subsequently RBC Dain Rauscher, Inc. which acquired Tucker Anthony in August of 2001. Mr. Lewis received his Bachelor of Science degree in Finance and Financial Economics from James Madison University in 1998. Mr. Lewis brings to the Board significant experience as an early-stage investor, principally in the information technology industry through his position as CEO of Lewis Asset Management. In addition, his experience in several facets of the financial industry provide him with a unique perspective on the opportunities and challenges facing early stage companies.

Peter H. Kamin was appointed to the Board on May 18, 2012. Mr. Kamin serves as a member of the Compensation Committee and the Audit Committee. Peter H. Kamin is the founder and Managing Partner of 3K Limited Partnership. For the 11 years preceding the formation of 3K, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P. Peak was a limited partnership, organized to make investments in a select number of domestic public and private companies. Mr. Kamin is presently a Director of Ambassadors Group, Inc., Rand Worldwide, Inc., Tile Shop Holdings, and several privately held companies. Mr. Kamin has previously served as a Director of a number of public and privately held companies. Mr. Kamin holds a BA from Tufts University and an MBA from Harvard’s Graduate School of Business.  Mr. Kamin brings to the Board valuable business and finance expertise, due to his significant experience as a director of a publicly held companies and his substantial experience as an investor.

Board Committees

The Company’s Board of Directors has three standing committees of the Board: a Compensation Committee, an Audit Committee and Governance and Nomination Committee. The directors named above serve on the following Board committees:

Governance and
Compensation Committee:	Audit Committee	Nomination Committee
Dwight B. Mamanteo – Chair	Dwight B. Mamanteo	Dwight B. Mamanteo

Peter H. Kamin	Frederick Wasserman** – Chair	Frederick Wasserman
Gerald M. Czarnecki -ex officio member	Gerald M. Czarnecki -ex officio member	Gerald M. Czarnecki -ex officio member
W. Austin Lewis IV	W. Austin Lewis IV	W. Austin Lewis IV
Frederick Wasserman	Peter H. Kamin	Peter H. Kamin

**	The Board of Directors has determined that Frederick Wasserman is a financial expert as defined in Regulation S-K promulgated under the Securities Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common stock must report on their ownership of the Common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended June 30, 2014, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis.

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

Michael Jamieson Employment Agreement

The Employment Agreement with Mr. Jamieson (the “Jamieson Agreement”) was for an initial term of three years from the Effective Date, but as a result of the amendment, the employment term now expires June 30, 2015 as opposed to 2013 unless terminated by Mr. Jamieson or us. Mr. Jamieson received an annual base salary of 178,200GBP (approximately U.S. $290,000) for fiscal 2014 and will receive a base salary 178,200GBP for fiscal 2014 (approximately $290,000), payable in British Pounds Sterling.

Mr. Jamieson is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by our Compensation Committee of our Board of Directors (“Compensation Committee”) or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established a Revenue related target, an EBITDA-related target, and Strategic targets for the fiscal year ended June 30, 2014, with respect to Mr. Jamieson’s potential incentive bonus for fiscal 2013.

In addition, Mr. Jamieson is entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of our 2007 Long-Term Incentive Plan (the “LTIP”). Pursuant to the Jamieson Agreement, Mr. Jamieson was awarded 50,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares vested ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. As of June 30, 2011 10,000 shares vested, on June 30, 2012 15,000 shares vested and on June 30, 2013 25,000 shares vested. As of June 30, 2014, all shares have vested and 50,000 shares have been issued.

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

On April 27, 2012, the Board of Directors approved the issuance of 728,350 restricted shares of Company common Stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Jamieson and the unvested shares are being held in escrow until they vest. On April 10, 2014, the Company released from escrow 291,340 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. The Company withheld 85,217 shares which were used to pay income taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s Common stock trades at or above $6 for the previous 30 day VWAP.

-	15% when the market price of the Company’s Common stock trades at or above $7 for the previous 30 day VWAP.

-	30% when the market price of the Company’s Common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $244,000 and as of June 30, 2014, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $55,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

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

Charles F. Trapp Employment Agreement

The Employment Agreement with Mr. Trapp (the “Trapp Agreement”) was for an initial term of three years from the Effective Date, but as a result of the amendment, the employment term now expires June 30, 2015 as opposed to 2013 unless terminated by Mr. Trapp or us. Mr. Trapp received an annual base salary of $225,000 for fiscal 2014, and will receive a base salary $225,200 for fiscal 2015 payable in U.S. dollars.

Mr. Trapp is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established a Revenue related target, an EBITDA-related target and Strategic targets for the fiscal year ended June 30, 2014, with respect to Mr. Trapp’s potential incentive bonus for fiscal 2014.

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP. Pursuant to the Trapp Agreement, Mr. Trapp was awarded 20,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares vested ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. As of June 30, 2011 4,000 shares vested, on June 30, 2012 6,000 shares vested and on June 30, 2013 10,000 shares vested. As of June 30, 2014, all shares have vested and 20,000 shares have been issued.

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

On April 27, 2012 the Board of Directors approved the issuance of restricted 437,009 shares of Company common Stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Trapp and are being held in escrow until they vest. On April 10, 2014, the Company released from escrow 178,804 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. The Company withheld 66,589 shares which were used to pay income taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s Common stock trades at or above $6 for the previous 30 day VWAP.

-	15% when the market price of the Company’s Common stock trades at or above $7 for the previous 30 day VWAP.

-	30% when the market price of the Company’s Common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $146,000 and as of June 30, 2014, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $33,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

The Trapp Agreement provides that in the event Mr. Trapp’s employment is terminated by the Company other than for Cause or Disability, or Mr. Trapp shall terminate his employment for Good Reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary.

Lee Broad Employment Agreement

The Employment Agreement with Mr. Broad (the “Broad Agreement”) is for an initial term of two years from July 1, 2013, and is automatically renewable for successive one-year periods unless terminated by Mr. Broad or the Company. Mr. Broad received an annual base salary of 125,000GBP (approximately $200,000), payable in British Pound Sterling for fiscal 2014, and will receive a base salary of 125,000GBP (approximately $200,000) payable in British Pound Sterling.

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

The initial value of the common stock grant was approximately $226,000, which will be amortized over the life of the employment agreement. As of June 30, 2014, the amount of unamortized stock based compensation that has not been expenses related to the unvested common stock grant is approximately $110,000. The shares were valued using a Monte Carlo Simulation with a two year life, 124.8% volatility and a risk free interest rate of 0.39%.

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

Board Process

The Compensation Committee of the Board of Directors approves all compensation and awards to executive officers, which include the Chief Executive Officer, the Chief Financial Officer, and Chief Operating Officer, and any other Named Executive Officers. Generally, on its own initiative the Compensation Committee reviews the performance and compensation of the Chief Executive, Chief Financial Officer, and Chief Operating Officer and, following discussions with those individuals, establishes their compensation levels where it deems appropriate. For the remaining officers, the Chief Executive Officer makes recommendations to the Compensation Committee that generally, with such adjustments and modifications that are deemed necessary or appropriate by the Committee, are approved. With respect to equity-based compensation awarded to others, the Compensation Committee grants restricted stock, generally based upon the recommendation of the Chief Executive Officer.

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

Summary Compensation Table for Fiscal Years 2014, 2013, and 2012

The following table sets forth information for the fiscal years ended June 30, 2014, 2013, and 2012 concerning the compensation paid and awarded to (a) our Chief Executive Officer, Michael G. Jamieson, as of the end of our fiscal year ended June 30, 2014, (b) our Chief Financial Officer, Charles F. Trapp, as of the end of our fiscal year ended June 30, 2014, and (c) our Chief Technology Officer, Lee Broad, as of the end of our fiscal year ended June 30, 2014.

						Non-	Non-
						Equity	qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)(4)	($)	($)	($)	($)(5)	($)

Michael G. Jamieson, (1)	2014	287,000	27,000	1,471,000	—	—	—	—	1,785,000
Chief Executive Officer,	2013	259,000	25,900	20,000	—	—	—	—	304,900
President and Director	2012	237,660	83,650	12,000	—	—	—	—	249,660

Charles F. Trapp (2)	2014	225,230	-	883,000	—	—	—	7,650	1,115,930
	2013	214,500	21,450	8,000	—	—	—	7,350	247,650
	2012	195,000	72,500	4,800	—	—	—	7,050	199,800

Lee Broad (3)	2014	203,000	—	—	—	—	—	—	203,000

(1)	Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2014 as MAM’s Chief Executive Officer and President. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 178,200GPB per year. The amount shown for 2014 was translated to U.S. dollars based on a June 30, 2014 currency conversion rate of 1 GBP = US$1.6259 (or $290,000). Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors. Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2014 as MAM’s Chief Executive Officer and President. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 165,000 GPB per year. The amount shown for 2013 was translated to U.S. dollars based on a June 30, 2013 currency conversion rate of 1GBP = US$1.5676 (or $259,000). Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2012 as MAM’s Chief Executive Officer and President. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 150,000 GPB per year. The amount shown for 2012 was translated to U.S. dollars based on a June 30, 2012 currency conversion rate of 1 GBP = US$1.5844 (or $237,660). Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors. Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors.

(2)	Mr. Trapp was appointed Vice President Finance and Chief Financial Officer effective as of December 1, 2007. For the year ended June 30, 2014, the amount shown in the table reflects salary in the amount of $225,320 earned for services in these capacities and includes $23,000 contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. For the year ended June 30, 2013, the amount shown in the table reflects salary in the amount of $214,500 earned for services in these capacities and includes $22,500 contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. The amount also includes 11,900 shares of common stock valued at the market price on the date of issuance in lieu of $35,700. For the year ended June 30, 2012, the amount shown in the table reflects salary in the amount of $195,000 earned for services in these capacities and includes $22,000 contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. The amount also includes 9,286 shares of common stock valued at the market price on the date of issuance in lieu of $16,250.

(3)

Reflects salary paid to Mr. Broad for services rendered to us and our subsidiaries during fiscal 2014 as MAM’s Chief Technology Officer. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 125,000GPB per year. The amount shown for 2014 was translated to U.S. dollars based on a June 30, 2014 currency conversion rate of 1 GBP = US$1.6259 (or $203,000).

42

(4)

For Mr. Jamieson, in 2014 the amount shown in the “Stock Awards” column reflects the vested date fair value of awards vesting during fiscal 2014 measured in accordance with Accounting Standards Codification Topic 718.  On April 10, 2014, the Company released from escrow 291,340 shares of common stock valued at approximately $1,471,000 to Mr. Jamieson which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements.  The Company withheld 85,217 shares which were used to pay income taxes and those shares were retired by the Company.

For fiscal 2013 and 2012, the amount shown in the “Stock Awards” column reflects the grant date fair value of awards granted during fiscal 2013, and 2012 measured in accordance with Accounting Standards Codification Topic 718. For stock awards to Mr. Jamieson, stock awards represent an award on June 30, 2010 of 50,000 shares of Common stock with a grant date closing price of $0.80 per share. The shares vested ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. On June 30, 2012, 15,000 shares vested and on June 30, 2013, 25,000 shares vested.

For Mr. Trapp, in 2014 the amount shown in the “Stock Awards” column reflects the vested date fair value of awards vesting during fiscal 2014 measured in accordance with Accounting Standards Codification Topic 718.  On April 10, 2014, the Company released from escrow 174,804 shares of common stock valued at approximately $883,000 to Mr. Jamieson which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements.  The Company withheld 66,589 shares which were used to pay income taxes and those shares were retired by the Company.

For stock awards to Mr. Trapp in 2013 and 2012, ,the Stock Awards column represent an award on June 30, 2010 of 20,000 shares of Common stock with a grant date closing price of $0.80 per share. The shares vested ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. On June 30, 2012, 6,000 shares vested and on June 30, 2013, 10,000 shares vested.

(5)	Includes contributions to the Company’s 401(k) Plan for the benefit of Mr. Trapp.

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

Outstanding Equity Awards at 2014 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of June 30, 2014. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Michael G. Jamieson	—	—				-		437,010	$2,351,114	(1)
Charles F. Trapp	—	—				-		262,205	$1,410,663	(1)
Lee Broad	—	—				-		250,892	$1,347,799	(1)

(1)	Based on the closing price of $5.38 of the Company’s common stock on June 30, 2014.

Director Compensation for Fiscal 2014

For the 2014 fiscal year, for the quarters ended September 30, 2013, December 31, 2013, March 31, 2014, and June 30, 2014, directors who were not officers of the Company received cash compensation ranging from $10,750 to $12,875 except for the Chairman of the Board of Directors, who received quarterly compensation of $13,250. The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended June 30, 2014.

	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Michael G. Jamieson	—		—		—	—	—	—	—
Dwight B. Mamanteo	51,0I0	(2)	38,667	(3)	—	—	—	—	89,667
Frederick Wasserman	51,500		38,829	(4)	—	—	—	—	90,329
Gerald M. Czarnecki	53,000	(5)	43,581	(6)	—	—	—	—	96,581
W. Austin Lewis IV	45,000		36,665	(7)	—	—	—	—	81,665
Peter Kamin	43,000		26,004	(8)	—	—	—	—	69,004

(1)	The amount shown in the table reflects the dollar amount recognized for fiscal 2014 financial statement reporting purposes of the outstanding stock awards held by the directors in accordance with ASC 718-10-25-5. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2014 and 2013, Note 1 “Stock Based Compensation” and Note 9 “Stockholders Equity” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 respect to valuation assumptions for this stock grant. The directors held no other stock or option awards at June 30, 2014.

(2)	Includes 4,670 shares of common stock valued at $25,000, issued in lieu of cash valued at market price on the date of issuance.

(3)	Includes 15,379 shares valued at market price on the date of grant.

(4)	Includes 15,420 shares valued at market price on the date of grant.

(5)	Includes 7,122 shares of common stock valued at $34,450, issued in lieu of cash valued at market price on the date of issuance.

(6)	Includes 16,504 shares, net after taxes, valued at market price on the date of grant, net of income taxes of $28,000.

(7)	Includes 14,832 shares valued at market price on the date of grant.

(8)	Includes 9,128 shares valued at market price on the date of grant.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 22, 2014 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding common stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock. Unless otherwise identified, the address of our directors and officers is c/o MAM Software Group, Inc., Maple Park, Maple Court, Barnsley, U.K. S75 3DP.

	Amount and Nature of		Percent of class of
Name and address of beneficial owner	Beneficial Ownership		Common Stock (1)
Wynnefield Persons (2) c/o Wynnefield Capital Inc. and Affiliates 450 Seventh Ave., Suite 509 New York, NY 10123	3,547,027	(3)	24.81%

Directors and Officers:

Michael Jamieson Chief Executive Officer	917,283	(4)	6.42%

Charles F. Trapp Chief Financial Officer	796,803	(5)	5.57%

Lee Broad Chief Technology Officer	267,008	(6)	1.87%

Frederick Wasserman, Director	121,954	(7)	0.85%

Dwight B. Mamanteo, Director	299,877	(8)	2.10%

Gerald M. Czarnecki, Chairman	402,010	(9)	2.81%

Peter Kamin, Director	872,574	(10)	6.10%

W. Austin Lewis IV (11) c/o Lewis Asset Management Corp. 500 5th Avenue Suite 2240 New York, NY 10110	1,999,630	(12)	13.98%

Directors and Officers as a group (7 persons)	5,677,139		39.66%

(1)	Based on a total of 14,298,053 shares of Common stock outstanding as of September 22, 2014. In accordance with Securities and Exchange Commission rules, each person’s percentage interest is calculated by dividing the number of shares that person owns by the sum of (a) the total number of shares outstanding as of September 22, 2014 plus (b) the number of shares such person has the right to acquire within sixty (60) days of September 22, 2014.

(2)	Comprised of Wynnefield Partners Small Cap Value, LP (“Wynnefield Partners”) and Wynnefield Partners Small Cap Value LP I (“Wynnefield Partners I”), and the general partner of each of these entities, Wynnefield Capital Management, LLC (“Wynnefield LLC”); Wynnefield Small Cap Value Offshore Fund Ltd. (“Wynnefield Offshore”) and its investment manager, Wynnefield Capital, Inc. (“Wynnefield Capital”); Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (the “Plan”); Nelson Obus, who serves as principal and co-managing member of Wynnefield Capital Management, LLC, principal executive officer of Wynnefield Capital, Inc. and Joshua H. Landes, who serves as principal and co-managing member of Wynnefield Capital Management, LLC and executive officer of Wynnefield Capital, Inc. (collectively, the “Wynnefield Persons”). Dwight Mamanteo, one of the Company’s directors, is an investment analyst with Wynnefield Capital. Mr. Mamanteo exercises neither voting nor dispositive control over the shares beneficially owned by Wynnefield Capital. The Company has been informed that Nelson Obus and Joshua H. Landes share voting and investment control over the shares beneficially owned by Wynnefield Partners, Wynnefield Partners I, Wynnefield Offshore, Wynnefield LLC, and Wynnefield Capital and the Plan. Based upon information provided in a Form 4 filed on November 19, 2013.

(3)	Represents an aggregate of 3,547,027 shares of common stock, which are beneficially owned as follows: (i) 1,075,648 shares of common stock are beneficially owned by Wynnefield Partners; (ii) 1,625,780 shares of common stock are beneficially owned by Wynnefield Partners I; (iii) 841,125 shares of common stock owned by Wynnefield Offshore; and (iv) 4,474 shares of common stock are beneficially owned by the Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan Based upon information provided in a Form 4 filed with the SEC on November 19, 2013.

(4)	Includes 327,757 shares which have not vested.

(5)	Includes 196,654 shares which have not vested.

(6)	Includes 200,714 shares which have not vested.

(7)	Includes 3,251 shares which will vest within 60 days of September 19, 2014.

(8)	Includes 3,233 shares which will vest within 60 days of September 19, 2014.

(9)	Includes 3,682 shares which will vest within 60 days of September 19, 2014.

(10)	Includes 2,931 shares which will vest within 60 days of September 19, 2014.

(11)	W. Austin Lewis IV is the portfolio manager and general partner of Lewis Asset Management Corp., the investment manager of Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. Accordingly, Mr. Lewis is deemed to be the beneficial owner of the shares owned by Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. and beneficially owned by Lewis Asset Management Corp.

(12)	Represents (i) 657,530 shares owned directly by W. Austin Lewis IV, (ii) 1,339,094 shares of common stock owned by Lewis Opportunity Fund, LP; and (iii) 3,006 shares which will vest within 60 days of September 13, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, KMJ Corbin & Company LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2014 and 2013.

	For the Year Ended June 30,
	2014	2013
Audit fees (1)	$121,000	$121,000

Total fees	$121,000	$121,000

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.

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

MAM Software Group, Inc.

Date: September 23, 2014	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 23, 2014	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 23, 2014	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 23, 2014	By:	/ S / Gerald M. Czarnecki
Gerald M. Czarnecki
Chairman of the Board, Lead Director, ex officio member of all committees

Date: September 23, 2014	By:	/s/ Frederick Wasserman
Frederick Wasserman
Audit Committee Chair and Director

Date: September 23, 2014	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Compensation Committee Chair and Director

Date: September 23, 2014	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV
Compensation Committee Member and Director

Date: September 23, 2014	By:	/ S / Peter H. Kamin
Peter H. Kamin
Director

FINANCIAL STATEMENTS

MAM SOFTWARE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MAM Software Group, Inc.

We have audited the accompanying consolidated balance sheets of MAM Software Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAM Software Group, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  KMJ Corbin & Company LLP

Costa Mesa, California

September 23, 2014

MAM SOFTWARE GROUP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2014	June 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$7,008	$4,061
Accounts receivable, net of allowance of $473 and $114	3,857	3,511
Inventories	211	199
Prepaid expenses and other current assets	1,505	1,976
Total Current Assets	12,581	9,747

Property and Equipment, Net	692	689

Other Assets
Goodwill	9,767	8,983
Amortizable intangible assets, net	118	640
Software development costs, net	1,553	1,248
Other long-term assets	34	34
TOTAL ASSETS	$24,745	$21,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,464	$1,400
Accrued expenses and other liabilities	2,283	1,952
Payroll and other taxes	1,224	718
Debt	-	312
Current portion of deferred revenue	833	742
Sales tax payable	893	769
Income tax payable	285	352
Total Current Liabilities	6,982	6,245

Long-Term Liabilities
Deferred revenue, net of current portion	242	154
Deferred income taxes	53	79
Other	193	241
Total Liabilities	7,470	6,719
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 15,077,830 shares issued and 14,404,149 shares outstanding at June 30, 2014 and 14,813,172 shares issued and 14,139,491 shares issued and outstanding at June 30, 2013	2	2
Additional paid-in capital	31,426	31,548
Accumulated other comprehensive loss	(65)	(1,168)
Accumulated deficit	(12,342)	(14,014)
Treasury stock at cost, 673,681 shares at June 30, 2014 and June 30, 2013	(1,746)	(1,746)
Total Stockholders' Equity	17,275	14,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,745	$21,341

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

 MAM SOFTWARE GROUP, INC.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share data)

	For the Years Ended June 30,
	2014	2013
Revenues	$30,690	$27,466
Cost of revenues	13,968	11,392
Gross Profit	16,722	16,074

Operating Expenses
Research and development	3,743	3,405
Sales and marketing	4,518	3,348
General and administrative	4,974	4,163
Depreciation and amortization	1,031	1,149
Total Operating Expenses	14,266	12,065

Operating Income	2,456	4,009

Other Income (Expense)
Interest expense	(40)	(146)
Change in fair value of derivative liabilities	-	(271)
Gain on settlement of derivative liabilities	-	131
Gain on settlement of liabilities	-	13
Total Other Expense, net	(40)	(273)

Income before provision for income taxes	2,416	3,736

Provision for income taxes	744	723

Net Income	$1,672	$3,013

Earnings per share attributed to common stockholders - basic	$0.13	$0.24
Earnings per share attributed to common stockholders - diluted	$0.13	$0.24
Weighted average common shares outstanding – basic	13,060,638	12,708,766
Weighted average common shares outstanding – diluted	13,153,752	12,825,708

Net Income	$1,672	$3,013
Foreign currency translation income (loss)	1,103	(238)
Total Comprehensive Income	$2,775	$2,775

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance July 1, 2012	-	$-	15,492,730	$2	$33,453	(1,196,625)	$(2,357)	$(930)	$(17,027)	$13,141
Retirement of treasury stock	-	-	(1,145,759)	-	(2,242)	1,145,759	2,242	-	-	-
Common stock issued as compensation – Includes 282,254 unvested shares and related amortization (See Notes 6 and 7 )	-	-	445,201	-	425	-	-	-	-	425
Common stock issued for options exercise	-	-	21,000	-	14	-	-	-	-	14
Stock options issued in settlement of accrued liabilities	-	-	-	-	40	-	-	-	-	40
Repurchase of common stock	-	-	-	-	-	(622,815)	(1,631)	-	-	(1,631)
Retirement of warrants	-	-	-	-	(142)	-	-	-	-	(142)
Foreign currency translation	-	-	-	-	-	-	-	(238)	-	(238)
Net income	-	-	-	-	-	-	-	-	3,013	3,013
Balance June 30, 2013	-	$-	14,813,172	$2	$31,548	(673,681)	$(1,746)	$(1,168)	$(14,014)	$14,622

Retirement of treasury stock	-	-	-	-	-	-	-	-	-	-
Common stock issued as compensation – Includes 250,892 unvested shares and related amortization (See Notes 7 and 8 )	-	-	359,812	-	664	-	-	-	-	664
Repurchase of common stock for treasury	-	-	-	-	-	(167,392)	(845)	-	-	(845)
Retirement of treasury stock	-	-	(167,392)	-	(845)	167,392	845	-	-	-
Common stock issued for options exercised			52,238	-	43	-	-	-	-	43

Common stock issued in settlement of accrued liabilities			20,000	-	16	-	-	-	-	16
Foreign currency translation	-	-	-	-	-	-	-	1,103	-	1,016
Net income	-	-	-	-	-	-	-	-	1,672	1,672
Balance June 30, 2014	-	$-	15,077,830	$2	$31,426	(673,681)	$(1,746)	$(65)	(12,342)	$17,275

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)	For the Years Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES :
Net income	$1,672	$3,013
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	494	73
Depreciation and amortization	1,031	1,149
Amortization of debt discount and debt issuance costs	1	11
Gain on settlement of derivative liabilities	-	(131)
Change in fair value of derivative liabilities	-	271
Gain on settlement of liabilities	-	(13)
Deferred income taxes	(26)	(90)
Fair value of stock issued for services and compensation	664	414

Changes in assets and liabilities:
Accounts receivable	(523)	(147)
Inventories	11	155
Prepaid expenses and other assets	529	(1,033)
Accounts payable	(52)	99
Accrued expenses and other liabilities	37	(216)
Payroll and other taxes	454	144
Deferred revenue	106	401
Taxes payables	35	80
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,433	4,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(224)	(292)
Capitalized software development costs	(523)	(387)
NET CASH USED IN INVESTING ACTIVITIES	(747)	(679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	43	14
Retirement of outstanding warrants	-	(724)
Repurchase of common stock for treasury	(845)	(1,631)
Payments on debt	(325)	(725)
NET CASH USED IN FINANCING ACTIVITIES	(1,127)	(3,066)

Effect of exchange rate changes	388	(2)
Net change in cash and cash equivalents	2,947	433
Cash and cash equivalents at beginning of year	4,061	3,628
Cash and cash equivalents at end of year	$7,008	$4,061

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows (Continued)

(In thousands)	For the Years Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$40	$120
Income taxes	$838	$878

Supplemental disclosures of non-cash investing and financing activities:

Issuance of stock options in settlement of accrued liabilities	$-	$40
Issuance of common stock in settlement of accrued liabilities	$16	$11
Treasury stock retired	$845	$2,242

 The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

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

Cash and Cash Equivalents

In the U.S., the Company maintains cash balances at financial institutions that are insured by Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At times deposits held with financial institutions in the U.S. may exceed the $250,000 limit.

In the U.K., the Company maintains cash balances at financial institutions that are insured by the Financial Services Compensation Scheme (“FSCS”) up to $145,000.  At times deposits held with financial institutions in the U.K. may exceed the $145,000 limit.

The Company maintains its cash accounts at financial institutions which it believes to be credit worthy. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Customers

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. Credit risk is managed by discontinuing sales to customers who are delinquent. The Company estimates credit losses and returns based on management’s evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. No customers accounted for more than 10% of the Company’s revenues for each of the years ended June 30, 2014 and 2013. One customer accounted for more than 10% or more of the Company’s accounts receivable at June 30, 2014 and no customers accounted for more than 10% or more of the Company’s accounts receivable at June 30, 2013.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 27% of its revenues from the U.S. and Canada, and 73% from its U.K. operations during the year ended June 30, 2014 compared to 31% of its revenues from the U.S. and Canada, and 69% from its U.K. operations during the year ended June 30, 2013.

At June 30, 2014, the Company maintained 75% of its net property and equipment in the U.K. and the remaining 25% in the U.S. At June 30, 2013, the Company maintained 69% of its net property and equipment in the U.K. and the remaining 31% in the U.S.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the realizability of inventories, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities, the estimated fair value of stock options, warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

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

Determining which category an asset or liability falls within the hierarchy may require significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company believes that the carrying values of all financial instruments approximate their values due to their nature and respective durations.

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

Property and Equipment

Property and equipment are stated at cost, and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of comprehensive income.

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

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of June 30, 2014, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

Goodwill activity for the years ended June 30, 2014 and 2013 are as follows:

Balance, July 1, 2012	$9,158,000
Effect of exchange rate changes	(175,000)
Balance, June 30, 2013	$8,983,000
Effect of exchange rate changes	784,000
Balance, June 30, 2014	$9,767,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2014, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Issuance of Equity Instruments to Non-Employees

All issuances of the Company’s equity instruments to non-employees are measured at fair value based upon either the fair value of the equity instruments issued or the fair value of consideration received, whichever is more readily determinable. The majority of stock issuances for non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the equity instruments on the dates issued.

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

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“LTIP”). Stock awarded under the LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5 because the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms, and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time.  Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010, July 1, 2011, July 1, 2012, and April 1, 2013 for each respective stock award. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2014 and 2013 and issued stock options to employees in fiscal 2013 under the LTIP (see Note 7).

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

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2014 and 2013, advertising expense totaled $564,000 and $353,000, respectively.

Gain on Settlement of Liabilities

The Company realized $13,000 of income from settlement with creditors during the year ended June 30, 2013, which is included in other income (expense) in the accompanying consolidated statements of income and comprehensive income.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $1,103,000 and $(238,000) for the years ended June 30, 2014 and 2013, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gain (loss) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2014 and 2013, the components of comprehensive income consist of foreign currency translation income (loss).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at June 30, 2014 and 2013, and has not recognized interest and/or penalties in the consolidated statements of comprehensive income for the years ended June 30, 2014 and 2013.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  For the year ended June 30, 2014, there were 93,114, common share equivalents included in the computation of the diluted earnings per share. For the year ended June 30, 2014 there were no anti-dilutive common stock purchase warrants or stock options outstanding that were excluded from the computation of diluted loss per share.  For the year ended June 30, 2013, there were 116,942 common share equivalents included in the computation of the diluted earnings per share. For the year ended June 30, 2013, a total of 62,502 common stock purchase warrants and stock options were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive.

In connection with the employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer (see Note 6), on April 27, 2012, the Board of Directors approved the issuance of 1,165,359 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executives and they are being held by an escrow agent and will be released to the executives when they vest.  On April 10, 2014, the Company released from escrow 466,144 shares of common stock to the executives which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the executives employment agreements. The Company withheld 151,806 shares which were used to pay income taxes and those shares were retired by the Company.

The Company excludes the remaining 699,215 of these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

In connection with the employment agreement with an officer of a Company subsidiary (see Note 7), on March 1, 2013, the Board of Directors approved the issuance of 282,254 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the officer and they are being held by an escrow agent and will be released to the officer when they vest. On April 10, 2014, the Company released from escrow 56,451 shares of common stock to the officer which vested as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officer’s employment agreements. The Company withheld 15,586 shares which were used to pay income taxes and those shares were retired by the Company.

The Company excludes the remaining 225,803 of these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

In connection with the employment agreement with the Company’s Chief Technology Officer (see Note 6), on July 1, 2013, the Board of Directors approved the issuance of 250,892 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executive and they are being held by an escrow agent and will be released to the executive when they vest. The Company excludes these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreement during the reporting period.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the years ended June 30:

	2014	2013
Numerator:
Net income	$1,672,000	$3,013,000

Denominator:
Basic weighted-average shares outstanding	13,060,638	12,708,766
Effect of dilutive securities	93,114	116,942
Diluted weighted-average diluted shares	13,153,752	12,825,708
Basic earnings per common share	$0.13	$0.24
Diluted earnings per common share	$0.13	$0.24

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

As of June 30, 2014 and 2013, the Company had no warrants outstanding that are treated as derivative liabilities. Prior to June 30, 2013, these warrants were treated as derivatives and changes in the fair value were recognized in earnings. These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using Black-Scholes and the following assumptions:

June 30,
2013
Annual dividend yield	0.0%
Expected life (years)	0.86-1.25
Risk-free interest rate	0.15%– 0.18%
Expected volatility	27% - 32%

The fair value of these common stock purchase warrants was $442,000 on June 30, 2012.  The total value of these derivative liabilities increased for the year ended June 30, 2013, and as a result, the Company recognized a loss of approximately $271,000 from the change in fair value of these warrants for the year ended June 30, 2013.

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

The Company has no assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and 2013. There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended June 30, 2014 and 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2014	June 30, 2013
Leasehold improvements	$793,000	$748,000
Computer and office equipment	955,000	723,000
Equipment under capital leases	10,000	10,000
Furniture and equipment	349,000	304,000
	2,107,000	1,785,000
Less: Accumulated depreciation and amortization	(1,415,000)	(1,096,000)
	$692,000	$689,000

Depreciation and amortization expense on property and equipment for the years ended June 30, 2014 and 2013 was $232,000 and $195,000, respectively.

NOTE 3. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2014	June 30, 2013
Assets not subject to amortization:
Goodwill	$9,767,000	$8,983,000
Assets subject to amortization:
Completed software technology (9-10 years useful life)	$3,150,000	$3,002,000
Customer contracts / relationships (10 years useful life)	3,790,000	3,716,000
Automotive data services (20 years useful life)	334,000	298,000
	7,274,000	7,016,000
Less : Accumulated amortization	(7,156,000)	(6,376,000)
Amortizable intangible assets, net	$118,000	$640,000

Software development costs	$4,204,000	$3,406,000
Less : Accumulated amortization	(2,651,000)	(2,158,000)
Software development costs, net	$1,553,000	$1,248,000

For the years ended June 30, 2014 and 2013, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $799,000 and $954,000, respectively.

Estimated future amortization of software development costs and intangibles is as follows:

Years Ending June 30,
2015	776,000
2016	37,000
2017	37,000
2018	37,000
2019	37,000
Thereafter	747,000
Total	$1,671,000

NOTE 4. LONG-TERM DEBT

Long-term debt consists of the following as of June 30:

	2014	2013
HSBC term loan	$-	$292,000
Secured notes	-	20,000
	-	312,000
Less current portion	-	(312,000)
Long term portion	$-	$-

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

The interest rate under the HSBC Term Loan was 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totaled 3.4% at June 30, 2013.

The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which was being amortized over the life of the loan. Amortization expense was $1,000 and $11,000 for the years ended June 30, 2014 and 2013 respectively. The Company repaid the loan in October 2013.

Secured Notes

The Company had secured notes with monthly payments ranging from $980 to $2,700 which matured during fiscal 2014. The notes bore interest rates of 5.49% to 9.54% and were secured by equipment with a net carrying value of $237,000 as of June 30, 2013. The notes were repaid in fiscal 2014.

NOTE 5. INCOME TAXES

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

The Company’s practice is to recognize interest and/or penalties related to income matters in income tax expense. During the twelve months ended June 30, 2014 and 2013, the Company did not recognize and interest or penalties.

The provision (benefit) for income taxes consists of the following for the years ended June 30, 2014 and 2013:

	U.S. Federal	U.S. State	U.K. Corporate	Total
2014
Current	$-	$34,000	741,000	775,000
Deferred	-	-	(31,000)	(31,000)
Total	$-	$34,000	710,000	744,000

2013
Current	$(37,000)	$40,000	810,000	813,000
Deferred	-	-	(90,000)	(90,000)
Total	$(37,000)	$40,000	720,000	723,000

At June 30, 2014, the Company had net U.S. deferred tax assets of approximately $5,157,000. Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset carry-forwards of not only the net operating losses (“NOLs”), but also its capital losses due to investments previously written off. Additionally, the future utilization of the Company’s federal and state NOLs to offset future taxable income have been determined to be subject to an annual limitation pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383 as a result of ownership changes that have previously occurred.

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

At June 30, 2014, the Company had combined federal and state NOLs of approximately $8.4 million and $4.7 million, respectively. The federal and state tax loss carry-forwards will begin to expire in 2019 and 2013 respectively, unless previously utilized.

Significant components of the Company’s net deferred tax assets at June 30, 2014 and 2013 are shown below. A valuation allowance of $5.2 million and $5.2 million has been established to offset the net deferred tax assets as of June 30, 2014 and 2013, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets. The change in the valuation allowance is primarily attributable to the change in deferred tax assets and NOLs, as capital loss carry-forwards have not changed year to year.

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets consist of the following at June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Deferred tax assets:
State taxes	$2,000	$9,000
Net operating loss carry-forwards	2,998,000	3,239,000
Write-down of investments	1,761,000	1,720,000
Deferred revenue	-	-
Equity based compensation	-	-
Reserves and accruals	177,000	210,000
Deferred rent	80,000	93,000
Derivative liabilities	-	-
Total deferred tax assets	5,018,000	5,271,000

Deferred tax (liabilities):		-
Intangible and other long-lived assets	86,000	(107,000)
Total deferred tax (liabilities)	5,104,000	(107,000)

Valuation allowance	(5,157,000)	(5,243,000)
Net deferred tax (liabilities)	$(53,000)	$(79,000)

The provision for income taxes for the years ended June 30, 2014 and 2013 differs from the amount computed by applying the U.S. federal income tax rates to net income from continuing operations before taxes as a result of the following:

	June 30,
	2014	2013
Taxes at federal statutory rates	$821,000	$1,270,000
State taxes, net of federal benefit	26,000	18,000
Rate changes	12,000	1,039,000
Adjustment to reserves and accruals	57,000	(309,000)
NOL expiration	265,000	-
Differential in U.K. corporate tax rate	(351,000)	(321,000)
Change in valuation allowance –federal	(86,000)	(974,000)

Provision for income taxes	$744,000	$723,000

A provision has not been made at June 30, 2014 and 2013, for U.S. or additional foreign withholding taxes on undistributed earnings of its U.K. subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through October 2028. Terms of the leases provide for monthly payments ranging from $500 to $17,300. For the years ended June 30, 2014 and 2013, the Company incurred rent expense totaling approximately $374,000 and $413,000, respectively. Future annual minimum payments under non-cancelable operating leases are as follows:

For the years ended June 30,
2015	393,000
2016	375,000
2017	233,000
2018	210,000
2019	245,000
Thereafter	2,587,000
$4,043,000

Employment Agreements

On July 13, 2010, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved employment agreements, including a bonus plan, with Michael Jamieson, the Company’s President and Chief Executive Officer and Charles F. Trapp, the Company’s Executive Vice President and Chief Financial Officer.  Such employments agreements and bonus plans were entered into as of July 1, 2010 (the “Effective Date”), the first day of the 2011 fiscal year. Effective July 1, 2012, the Company agreed to extend the terms of the employment agreements, and as a result, the employment terms now expire on June 30, 2015, as opposed to June 30, 2014.

Michael Jamieson Employment Agreement

The Employment Agreement with Mr. Jamieson (the “Jamieson Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Jamieson or the Company. Mr. Jamieson will receive an annual base salary of 178,200 GBP (approximately U.S. $290,000), payable in British Pounds Sterling. Effective July 1, 2012, the Company extended the Employment Agreement from the original term of three (3) years to five (5) years, commencing July 1, 2012. As a result of the amendment, the employment terms now expire on June 30, 2015, as opposed to June 30, 2013.

Mr. Jamieson is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by our Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established a revenue related target, an EBITDA-related target and strategic targets for the fiscal year ended June 30, 2014 with respect to Mr. Jamieson’s potential incentive compensation for fiscal 2014. The Company paid approximately $27,000 to Mr. Jamieson for his fiscal 2014 incentive compensation.

In addition, Mr. Jamieson is entitled to participate in all of the Company’s benefit plans and our equity-based compensation plans, which currently consists of the Company’s LTIP. Pursuant to the Jamieson Agreement, Mr. Jamieson was awarded 50,000 restricted common shares under the LTIP (the “Stock Grant”).  The shares vested ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. As of June 30, 2013, the Company had recorded a cumulative expense of $40,000 from the vesting of the Stock Grant. As of June 30, 2014, all shares have vested and 50,000 shares have been issued.

On April 27, 2012, the Board of Directors approved the issuance of 728,350 restricted shares of Company common stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Jamieson and are being held in escrow until they vest.

On April 10, 2014, the Company released from escrow 291,340 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officer’s employment agreement. The Company withheld 85,217 shares which were used to pay income taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s common stock trades at or above $6 for the previous 30 day VWAP.
-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.
-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the restricted shares was approximately $244,000, which is being amortized over the life of the employment agreement. As of June 30, 2014, the amount of unamortized stock based compensation that has not been expensed related to the unvested restricted shares is approximately $56,000. The Company recorded an expense $87,000 and $86,000 from the amortization of the restricted shares for the years ended June 30, 2014 and 2013, respectively. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

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

Charles F. Trapp Employment Agreement

The Employment Agreement with Mr. Trapp (the “Trapp Agreement”) is for an initial term of three years from the Effective Date, and is automatically renewable for successive one-year periods unless terminated by Mr. Trapp or the Company. Effective July 1, 2012, the Company extended the Employment Agreement from the original term of three (3) years to five (5) years, commencing July 1, 2012. Commencing July 1, 2013 Mr. Trapp will receive an annual base salary of $225,200, payable in U.S. dollars. As a result of the amendment, the employment terms now expire on June 30, 2015, as opposed to June 30, 2013.

Mr. Trapp is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of   the Company,   which are   to   be established   by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established a revenue related target, an EBITDA-related target and a strategic targets for the fiscal year ended June 30, 2014, with respect to Mr. Trapp’s potential incentive compensation for fiscal 2014. The Company has accrued $0 for Mr. Trapp for his fiscal 2014 incentive compensation.

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP. Pursuant to the Trapp Agreement, Mr. Trapp was awarded 20,000 restricted common shares under the LTIP (the “Trapp Stock Grant”).  The shares vested ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Trapp Stock Grant, and 50% vesting on the third anniversary of the Trapp Stock Grant. As of June 30, 2013, the Company recorded a cumulative expense of $16,000 from the vesting of the Trapp Stock Grant. As of June 30, 2013, all shares have vested and 20,000 shares have been issued.

On April 27, 2012 the Board of Directors approved the issuance of 437,009 restricted shares of Company common Stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Trapp and are being held in escrow until they vest.

On April 10, 2014, the Company released from escrow 174,804 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officer’s employment agreement. The Company withheld 66,589 shares which were used to pay income taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s common stock trades at or above $6 for the previous 30 day VWAP.
-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.
-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the restricted shares was approximately $146,000, which will be amortized over the life of the employment agreement. As of June 30, 2014, the amount of unamortized stock based compensation that has not been expensed related to the unvested restricted shares is approximately $33,000. The Company recorded an expense of $52,000 and $42,000 from the amortization of the unvested restricted shares for the years ended June 30, 2014 and 2013, respectively. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

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

Lee Broad Employment Agreement

The Employment Agreement with Mr. Broad (the “Broad Agreement”) is for an initial term of two years from July 1, 2013, and is automatically renewable for successive one-year periods unless terminated by Mr. Broad or the Company. Mr. Broad received an annual base salary of 125,000GBP (approximately $203,000), payable in British Pound Sterling.

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

On July 1, 2013, the Board of Directors approved the issuance of 250,892 restricted shares of Company common stock pursuant to the Company’s 2007 Long-term Incentive Plan. These shares were issued to Mr. Broad and are being held in escrow until they vest. The restricted shares will vest according to the following schedule:

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

The initial value of the common stock grant was approximately $265,000, which will be amortized over the life of the employment agreement. As of June 30, 2014, the amount of unamortized stock based compensation that has not been expensed related to the unvested restricted shares is $110,000. The Company recorded an expense of $155,000 from the amortization of the unvested restricted shares for the year ended June 30, 2014. The shares were valued using a Monte Carlo Simulation with a two year life, 124.8% volatility and a risk free interest rate of 0.39%.

The Broad Agreement provides that in the event Mr. Broad’s employment is terminated by the Company other than for cause or disability, or Mr. Broad shall terminate his employment for good reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the years ended June 30, 2014 and 2013, the Company issued 9,508 and 43,396 shares of common stock valued at $8,000 and $34,000, respectively.

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the years ended June 30, 2014 and 2013, the Company issued 21,360 and 24,510 shares of common stock valued at $39,000 and $44,000, respectively.

During the quarter ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. During the year ended June 30, 2014 and 2013, the Company issued 25,300 and 20,283 shares valued at $56,000 and $45,000.

During the quarter ended June 30, 2013, the Company approved the issuance of 66,169 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant, April 1, 2013. During the year ended June 30, 2014, the Company issued 20,376 shares valued at approximately $75,000. No shares were issued during the year ended June 30, 2013.

During the years ended June 30, 2014 and 2013, the Company issued 12,769 and 6,063 shares of common stock to certain directors in lieu of quarterly cash compensation valued at $59,000 and $17,000, respectively.

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

On August 7, 2013, the Company issued 20,000 shares of common stock to officers of the Company in accordance with employment agreements, which were valued at $16,000 based on the closing market price of the common stock on the date of the grant.

During the fiscal year ended June 30, 2014 the Company received proceeds of approximately $43,000 from the exercise of 52,238 stock options.

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

The initial value of the restricted shares was approximately $109,000, which will be amortized over the life of the employment agreement. As of June 30, 2014, the amount of unamortized stock based compensation related to the restricted shares is approximately $31,000. The shares were valued using a Monte Carlo Simulation with a two year life, 39.6% volatility and a risk free interest rate of 0.25%. The Company recognized $58,000 of expense for the year ended June 30, 2014. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards common stock only upon the approval of the Company's shareholders to amend the Company's certificate of incorporation to increase the number of authorized shares.

On April 10, 2014, the Company released from escrow 56,451 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officer’s employment agreement. The Company withheld 15,586 shares which were used to pay income taxes and those shares were retired by the Company.

On July 1, 2013, the Board of Directors approved the issuance of 250,892 restricted shares of Company common stock pursuant to the Company’s 2007 Long-term Incentive Plan (See Note 6).

Treasury Stock

From July 1, 2012 until June 30, 2013, the Company repurchased 622,815 shares of the common stock at a cost of approximately $1,631,000. On July 25, 2012, the Company retired 1,145,759 shares of common stock that were acquired at an approximate cost of $2,242,000.

From July 1, 2013 until June 30, 2014, the Company repurchased 167,392 shares of common stock at a cost of approximately $845,000. On April 10, 2014, the Company retired 167,392 shares of common stock that were acquired at an approximate cost of $845,000. As of June 30, 2014, the Company has a remaining approval to repurchase an additional $1,475,000 of treasury stock.

Stock-Based Compensation:

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2013	173	$1.11
Options granted	-	-
Options exercised	(52)	0.82
Options cancelled	-	-
Options outstanding - June 30, 2014	121	$1.23	7.0	$495
Options exercisable - June 30, 2014	121	$1.23	7.0	$495
Options exercisable and expected to vest - June 30, 2014	121	$1.23	7.0	$495

During the year ended June 30, 2014, the Company received proceeds of approximately $43,000 from the exercise of 52,238 stock options.

Employee Stock Purchase Plan

On September 21, 2011, the Company approved the MAM Software Group, Inc. Employee Stock Purchase Plan (“ESPP” or the “Plan”). On December 16, 2011 the shareholders approved the ESPP. Under the ESPP the Company will grant eligible employees the right to purchase common stock through payroll deductions at a price equal to the lesser of 85 percent of the fair market value of a share of common stock on the Exercise Date of the current Offering Period or 85 percent of the fair market value of our common stock on the Grant Date of the Offering Period. No employee will be granted an option to purchase more than $2,400 of fair market value common stock in a calendar year. The Plan is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. The Plan covers a maximum of 100,000 shares of common Stock which will be offered to employees until January 2, 2022 or until the Plan is terminated by the Board of Directors. During the quarter ended March 31, 2014, the Company issued 9,442 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $44,000 based on the closing market price of the Company’s common stock on July 1, 2013. During the quarter ended September 30, 2013, the Company issued 10,165 shares of common stock to employees including an officer under the ESPP in lieu of compensation, which were valued at approximately $31,000 based on the closing market price of the Company’s common stock on January 2, 2013. During the quarter ended March 31, 2013, the Company issued 5,450 shares of common stock to employees, under the ESPP in lieu of compensation, which were valued at approximately $12,000 based on the closing market price of the Company’s common stock on July 1, 2012.

Warrants:

The following is a summary of warrant activity for the year ended June 30, 2014:

Balance as of June 30, 2013	71,854
Warrants expired	(67,224)

Warrants issued and outstanding at June 30, 2014	4,630

The outstanding warrants are all exercisable; have an exercise price of $0.80 and remaining life of 0.5 years. The weighted average exercise price is $0.80 per share and the weighted remaining life is 0.5 years.

During the year ended June 30, 2014, 67,224 warrants with an exercise price ranging from $0.80 to $10.00 expired.

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

NOTE 8. 401(k) PLAN

The Company has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate in the plan. The Company’s contribution to the 401(k) Plan is at the discretion of the Board of Directors. Starting January 1, 2013 the Company matches 100% of elective deferrals subject to a maximum of 3% of the participant’s eligible earnings. The Company’s matching contributions for the years ended June 30, 2014 and 2013 were $69,000 and $33,000, respectively.

NOTE 9. SUBSEQUENT EVENTS

During the quarter ended September 30, 2014, the Company issued 8,464 shares of common stock to employees, including officers, under the ESPP in lieu of compensation, which were valued at approximately $37,000 based on the closing market price of the Company’s common stock on January 2, 2014.

On July 8, 2014, the Company issued 16,765 shares of common stock to certain directors, which were valued at approximately $43,000 based on the closing market price of the Company’s common stock on the date of the grant.

On July 8, 2014, the Company issued 3,061 shares of common stock to certain directors, in lieu of cash compensation, which were valued at approximately $17,000 based on the closing market price of the Company’s common stock on the date of the grant.

On September 23, 2014, the Company released from escrow 174,804 shares of common stock to certain executives of the Company which vested pursuant to the terms of the April 20, 2012 grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the executives employment agreements. The Company withheld 66,347 shares which were used to pay taxes and those shares were retired by the Company.

On September 23, 2014, the Company released from escrow 84,676 shares of common stock to an officer of a subsidiary of the Company which vested pursuant to the terms of the March 1, 2013 grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the officer’s employment agreement. The Company withheld 44,455 shares which were used to pay taxes and those shares were retired by the Company.

On September 23, 2014, the Company released from escrow 50,178 shares of common stock to a certain executive of the Company which vested pursuant to the terms of the July 1, 2013 grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the executive’s employment agreement. The Company withheld 23,584 shares which were used to pay taxes and those shares were retired by the Company.

INDEX

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

53

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

54

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

55