Form 10-Q
period 2014-09-30
MAM SOFTWARE GROUP, INC.
filed 2014-11-12
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The registrant had 14,290,710 shares of its common stock outstanding as of November 7, 2014.

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

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2014	June 30, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,372	$7,008
Accounts receivable, net of allowance of $484 and $473	4,619	3,857
Inventories	158	211
Prepaid expenses and other current assets	1,300	1,505
Total Current Assets	12,449	12,581

Property and Equipment, Net	864	692

Other Assets
Goodwill	9,427	9,767
Amortizable intangible assets, net	30	118
Software development costs, net	1,686	1,553
Other long-term assets	35	34
TOTAL ASSETS	$24,491	$24,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,435	$1,464
Accrued expenses and other liabilities	1,986	2,283
Payroll and other taxes	1,697	1,224
Current portion of deferred revenues	1,069	833
Sales tax payable	933	893
Income tax payable	288	285
Total Current Liabilities	7,408	6,982

Long-Term Liabilities
Deferred revenues, net of current portion	214	242
Deferred income taxes	40	53
Other	180	193
Total Liabilities	7,842	7,470
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 14,971,734 shares issued and 14,294,799 shares outstanding at September 30, 2014 and 15,077,830 shares issued and 14,404,149 shares outstanding at June 30, 2014	2	2
Additional paid-in capital	30,863	31,426
Accumulated other comprehensive loss	(720)	(65)
Accumulated deficit	(11,733)	(12,342)
Treasury stock at cost, 676,935 shares at September 30, 2014 and 673,681 shares at June 30, 2014	(1,763)	(1,746)

Total Stockholders' Equity	16,649	17,275
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,491	$24,745

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013
Revenues	$8,207	$7,561
Cost of revenues	3,305	3,210
Gross Profit	4,902	4,351

Operating Expenses
Research and development	1,023	827
Sales and marketing	1,160	1,118
General and administrative	1,681	1,283
Depreciation and amortization	226	266
Total Operating Expenses	4,090	3,494

Operating Income	812	857

Other Income (Expense)
Interest expense	(4)	(27)
Total other expense, net	(4)	(27)

Income before provision for income taxes	808	830

Provision for income taxes	199	138

Net income	$609	$692

Earnings per share attributed to common stockholders:
Basic	$0.04	$0.05
Diluted	$0.04	$0.05
Weighted average shares outstanding:
Basic	13,636,273	12,708,766
Diluted	13,733,963	12,835,432

Net Income	$609	$692

Foreign currency translation (loss) income	(655)	534

Total Comprehensive (Loss) Income	$(46)	$1,226

  The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTW0ARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$609	$692
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	40	26
Depreciation and amortization	226	266
Debt discount and debt issuance cost amortization	-	1
Deferred income taxes	(13)	(18)
Fair value of stock issued for services and compensation	192	179
Changes in assets and liabilities:
Accounts receivable	(955)	(590)
Inventories	45	(65)
Prepaid expenses and other assets	175	102
Accounts payable	21	231
Payroll and other taxes payable	505	286
Deferred revenues	246	(49)
Accrued expenses and other liabilities	(953)	(466)
Sales taxes payable	80	(52)
Net cash provided by operating activities	218	543

Cash flows from investing activities:
Purchase of property and equipment	(262)	(56)
Capitalized software development costs	(231)	(129)
Net cash used in investing activities	(493)	(185)

Cash flows from financing activities:
Payments on debt	-	(254)
Repurchase of common stock for treasury	(17)	-
Proceeds from exercise of stock options	-	7
Net cash used in financing activities	(17)	(247)

Effect of exchange rate changes	(344)	103
Net change in cash and cash equivalents	(636)	214

Cash and cash equivalents at beginning of period	7,008	4,061
Cash and cash equivalents at end of period	$6,372	$4,275

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 30,
	2014	2013
Supplemental disclosures of cash investing and financing activities:
Interest	$-	$23
Income taxes	$187	$283

Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock in settlement of accrued liabilities	$-	$16
Treasury stock retired	$755	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, which was filed with the SEC on September 23, 2014. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MAM Software Group, Inc. is a leading provider of business and supply chain management solutions primarily to the automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its business through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd”) is based in Tankersley, Barnsley, United Kingdom and MAM Software, Inc. (“MAM US”) has offices in the United States in Allentown, Pennsylvania.

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

September 30, 2014

(Unaudited)

Cash and Cash Equivalents

In the U.S., the Company maintains cash balances at financial institutions that are insured by Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At times deposits held with financial institutions in the U.S. may exceed the $250,000 limit.

In the U.K., the Company maintains cash balances at financial institutions that are insured by the Financial Services Compensation Scheme (“FSCS”) up to 85,000GBP.  At times deposits held with financial institutions in the U.K. may exceed the 85,000GBP limit.

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

No customer accounted for more than 10% of the Company’s accounts receivable at September 30, 2014 and June 30, 2014. No customer accounted for more than 10% of the Company’s revenues for the three months ended September 30, 2014 and September 30, 2013.

Segment Reporting

The Company operates in one reportable segment. The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 24% of its revenues from the U.S., 1% from Canada and 75% from its U.K. operations during the three months ended September 30, 2014, as compared to 29% of its revenues from the U.S., 1% from Canada and 70% from its U.K. operations during the three months ended September 30, 2013.

At September 30, 2014, the Company maintained 82% of its net property and equipment in the U.K. and the remaining 18% in the U.S. At June 30, 2014, the Company maintained 75% of its net property and equipment in the U.K. and the remaining 25% in the U.S.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of income and comprehensive income. Depreciation and amortization expense was $62,000 and $58,000 for the three months ended September 30, 2014 and 2013, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $78,000 and $59,000 for the three months ended September 30, 2014 and 2013, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of eight to ten years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $86,000 and $149,000 for the three months ended September 30, 2014 and 2013, respectively.

Goodwill

Goodwill is not to be amortized but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of September 30, 2014, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the three months ended September 30, 2014, goodwill activity was as follows:

Balance, July 1, 2014	$9,767,000
Effect of exchange rate changes	(340,000)
Balance, September 30, 2014	$9,427,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2014, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“LTIP”). Stock awarded under the LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5 because the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms, and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time.  Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010, July 1, 2011, July 1, 2012, April 1, 2013 and July 1, 2014 for each respective stock award. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2015 and 2014.

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

September 30, 2014

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2014 and 2013, advertising expense totaled $144,000 and $188,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation (loss) gain adjustment totaled $(655,000) and $534,000 for the three months ended September 30, 2014 and 2013, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended September 30, 2014 and 2013, the components of comprehensive income (loss) consist of changes in foreign currency translation gains (losses).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at September 30, 2014 and June 30, 2014, and has not recognized interest and/or penalties in the consolidated statements of comprehensive income (loss) for the periods ended September 30, 2014 and 2013, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three months ended September 30, 2014, there were 97,690 common share equivalents included in the computation of the diluted earnings per share. For the three months ended September 30, 2014, 866,252 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of diluted earnings per share because the shares have not vested and no common stock purchase warrants and stock options were excluded from the computation of diluted earnings per share. For the three months ended September 30, 2013, there were 126,666 common share equivalents included in the computation of the diluted earnings per share. For the three months ended September 30, 2013, 1,698,505 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of diluted earnings per share because the shares have not vested and no common stock purchase warrants and stock options were excluded from the computation of diluted earnings per share.

In connection with the employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer (see Note 4), on April 27, 2012, the Board of Directors approved the issuance of 1,165,359 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executives and they are being held by an escrow agent and will be released to the executives when they vest.  On September 18, 2014, the Company released from escrow 174,804 shares of common stock to the executives which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the executive’s employment agreements. The Company withheld 66,347 shares which were used to pay income taxes and those shares were retired by the Company.

On April 10, 2014, the Company released from escrow 466,144 shares of common stock to its Chief Executive Officer and the Chief Financial Officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the employment agreements of the Chief Executive Officer and the Chief Financial Officer. The Company withheld 151,806 shares which were used to pay income taxes and those shares were retired by the Company.

The Company excludes the remaining 524,441 of these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

In connection with the employment agreement with an officer of a Company subsidiary (see Note 4), on March 1, 2013, the Board of Directors approved the issuance of 282,254 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the officer and they are being held by an escrow agent and will be released to the officer when they vest. On August 28, 2014, the Company released from escrow 84,676 shares of common stock to the officer which vested as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officer’s employment agreements. The Company withheld 44,455 shares which were used to pay income taxes and those shares were retired by the Company.

On April 10, 2014, the Company released from escrow 56,451 shares of common stock to the officer which vested as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officer’s employment agreements. The Company withheld 15,586 shares which were used to pay income taxes and those shares were retired by the Company.

The Company excludes the remaining 141,127 of these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

In connection with the employment agreement with the Company’s Chief Technology Officer (see Note 4), on July 1, 2013, the Board of Directors approved the issuance of 250,892 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executive and they are being held by an escrow agent and will be released to the executive when they vest. On September 18, 2014, the Company released from escrow 50,178 shares of common stock to the officer which vested as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officer’s employment agreements. The Company withheld 23,584 shares which were used to pay income taxes and those shares were retired by the Company.

The Company excludes the remaining 200,714 of these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreement during the reporting period.

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the three months ended September 30:

	2014	2013
Numerator:
Net income	$609,000	$692,000

Denominator:
Basic weighted-average shares outstanding	13,636,273	12,708,766
Effect of dilutive securities	97,690	126,666
Diluted weighted-average diluted shares	13,733,963	12,835,432
Basic earnings per common share	$0.04	$0.05
Diluted earnings per common share	$0.04	$0.05

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Currently, there is no guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our condensed consolidated financial statements.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 3. COMMITMENTS AND CONTINGENCIES

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

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. During the quarter ended September 30, 2014, the Company issued 5,346 shares of common stock valued at $9,000.

During the three months ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. During the quarter ended September 30, 2014, the Company issued 6,325 shares of common stock valued at $14,000.

During the three months ended June 30, 2013, the Company approved the issuance of 66,169 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant, April 1, 2013. During the three months ended September 30, 2014, the Company issued 5,094 shares of common stock valued at $19,000.

On July 8, 2014, the Company issued 3,061 shares of common stock to certain directors, in lieu of cash compensation, which were valued at approximately $17,000 based on the closing market price of the Company’s common stock on the date of the grant.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

On September 18, 2014, the Company released from escrow 174,804 shares of common stock to certain executives of the Company which vested pursuant to the terms of the April 20, 2012 grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the executives employment agreements. The Company withheld 66,347 shares which were used to pay taxes and those shares were retired by the Company.

On September 18, 2014, the Company released from escrow 84,676 shares of common stock to an officer of a subsidiary of the Company which vested pursuant to the terms of the March 1, 2013 grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the officer’s employment agreement. The Company withheld 44,455 shares which were used to pay taxes and those shares were retired by the Company.

On September 18, 2014, the Company released from escrow 50,178 shares of common stock to a certain executive of the Company which vested pursuant to the terms of the July 1, 2013 grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the executive’s employment agreement. The Company withheld 23,584 shares which were used to pay taxes and those shares were retired by the Company.

Treasury Stock

On September 18, 2014, the Company repurchased and retired 134,386 shares of common stock at a cost of approximately $755,000.

From July 1, 2014 until September 30, 2014, the Company repurchased 3,254 shares of common stock at a cost of $17,000. As of September 30, 2014, the Company has repurchased 1,866,406 shares at a cost of $4,078,000 and has a remaining approval to repurchase an additional $2,672,000 of treasury stock.

Stock-Based Compensation:

The Company granted common stock options to employees during fiscal 2013 under the Company’s 2007 LTIP. A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2014	121	$1.23
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding - September 30, 2014	121	$1.23	6.7	$495
Options exercisable - September 30, 2014	121	$1.23	6.7	$495
Options exercisable and expected to vest - September 30, 2014	121	$1.23	6.7	$495

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

On April 27, 2012, the Board of Directors approved the issuance of 728,350 restricted shares of Company common stock pursuant to the Company’s 2007 LTIP. These shares were issued to Mr. Jamieson and the unvested shares are being held in escrow until they vest. On April 10, 2014, the Company released from escrow 291,340 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. The Company withheld 85,217 shares which were used to pay income taxes and those shares were retired by the Company.

On September 18, 2014, the Company released from escrow 109,253 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. The Company withheld 31,957 shares which were used to pay income taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $244,000 and as of September 30, 2014, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $33,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $22,000 of expense for the three months ended September 30, 2014.

On April 27, 2012 the Board of Directors approved the issuance of restricted 437,009 shares of Company common stock pursuant to the Company’s 2007 LTIP. These shares were issued to Mr. Trapp and are being held in escrow until they vest. On April 10, 2014, the Company released from escrow 178,804 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. The Company withheld 66,589 shares which were used to pay income taxes and those shares were retired by the Company.

On September 18, 2014, the Company released from escrow 65,551 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. The Company withheld 34,390 shares which were used to pay income taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

The initial value of the common stock grant was approximately $146,000 and as of September 30, 2014, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $20,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $13,000 of expense for the three months ended September 30, 2014.

On March 1, 2013, the Board of Directors approved the issuance of 282,254 restricted shares of Company common stock to a certain subsidiary officer pursuant to the Company’s 2007 LTIP. These shares were issued to the officer and are being held in escrow until they vest. On September 18, 2014, the Company released 84,676 shares and withheld 44,455 shares which were used to pay income taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $109,000 and as of September 30, 2014, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $16,000. The shares were valued using a Monte Carlo Simulation with a two year life, 39.6% volatility and a risk free interest rate of 0.25%. The Company recognized $15,000 of expense for the three months ended September 30, 2014.

On July 1, 2013, the Board of Directors approved the issuance of restricted 250,892 shares of Company common stock pursuant to the Company’s 2007 LTIP. These shares were issued to Mr. Broad and are being held in escrow until they vest.

On September 18, 2014, the Company released from escrow 50,178 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. The Company withheld 23,584 shares which were used to pay income taxes and those shares were retired by the Company.

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

The initial value of the common stock grant was approximately $226,000, which will be amortized over the life of the employment agreement. As of September 30, 2014, the amount of unamortized stock based compensation that has not been expenses related to the unvested common stock grant is approximately $71,000. The shares were valued using a Monte Carlo Simulation with a two year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $39,000 of expense for the three months ended September 30, 2014.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

During the three months ended September 30, 2014, the Company issued 8,464 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $44,000 based on the closing market price of the Company’s common stock on January 2, 2014.

During the three months ended September 30, 2013, the Company issued 10,165 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $30,000 based on the closing market price of the Company’s common stock on January 2, 2013.

NOTE 5. SUBSEQUENT EVENTS

On October 7, 2014, the Company issued 14,814 shares of common stock valued at $52,000 to the non-management members of the Board of Directors under the 2007 LTIP.

On October 7, 2014, the Company issued, under the 2007 LTIP, 3,340 shares of common stock to certain directors, in lieu of cash compensation, which were valued at $17,000, based on the closing market price of the Company common stock on the date of grant.

From October 1, 2014 to November 7, 2014 the Company repurchased 22,243 treasury shares at a cost of $114,376.

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

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2014 and our other filings with the SEC.

Company Overview

MAM Software Group, Inc. (“MAM,” the “Company,” “we,” “our,” or “us”) is a leading provider of integrated information management solutions and services and a leading provider of cloud-based software solutions for the automotive aftermarket sector. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom and MAM Software, Inc. (“MAM US”) has offices in the United States in Allentown, Pennsylvania.

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

Our Markets

The Company provides software, information and related services to businesses engaged in the automotive aftermarket in the U.S., Canada, U.K. and Ireland. The automotive aftermarket consists of businesses associated with the life cycle of a motor vehicle from when the original manufacturer’s warranty expires to when the vehicle is scrapped. Products sold by businesses engaged in this market include the parts, tires and auto services required to maintain and improve the performance or appeal of a vehicle throughout its useful life. The Company aims to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

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

Our Technologies

Our solutions are available as both 'on-premise' applications sold via the traditional perpetual licensing model and ‘cloud’ solutions that are delivered as a service over the Internet on a subscription basis.

Many of our business management applications are now available as SaaS, where software and associated data is centrally hosted on the cloud. Depending on the complexity of the application, MAM SaaS solutions are deployed using 'cloud hosting' or 'web application' technology:

•	SaaS cloud hosting - single tenants accessing fully-managed virtual servers via thin client (terminal services) connections ( e.g., Autopart Online); or

•	SaaS web application - multiple tenants accessing a dedicated website using a standard web browser (e.g., Autowork Online).

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

Our Revenues

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the three months ended September 30, 2014, we generated revenues of $8,207,000 with a net income of $609,000, with 75% of these revenues coming from the U.K. market.

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

Our Strategies

To date, our management has identified five areas that it believes we need to focus on. The first area is the continued growth of revenues derived from delivering our business management SaaS. To date our Autowork Online, our ‘installer’ solution in the U.K. and Autopart Online, our parts store solutions, are being delivered in this way. Both products have been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end- users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of September 30, 2014, we had 3,174 subscribers of this service. The product has just been localized and released into the U.S. market. Autopart Online was launched in August 2011, and as of September 30, 2014, we had 1,087 end-users subscribing to this service.  A white label version of this product has been successfully launched into the U.S. market in conjunction with ALLDATA LLC.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand.

The third area of focus relates to the launch of our information service, Autocat+ in the U.S. Autocat+ is an auto parts catalog that uses the DaaS distribution model. MAM Ltd. centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application. Data can also be 'consumed' via a web service for integration into business-to-consumer websites. Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily.

In the U.K., there are approximately 10,300 end-users (warehouse distributors, parts stores and auto service providers) who use our information products, for which a monthly or annual subscription fee is charged. Our management believes that launching a U.S. version of Autocat+ in May 2014 will help to sell our business management software solutions.

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

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the three months ended September 30, 2014, a number of new modules were launched including EMI+, a new business intelligence solution with mobile capability and a new warehouse management software module that integrates seamlessly with Autopart.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. Dollar was 75% for the three months ended September 30, 2014, as compared to 70% for the corresponding period in 2013. As the U.S. dollar weakened in relation to the British Pound Sterling (“GBP”), in the comparable periods, our revenue and income, which is reported in U.S. dollars, is positively impacted. Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM Ltd. subsidiary are translated at the average exchange rate for the period. During the three months ended September 30, 2014, the exchange rate for MAM Ltd.’s operating results was U.S. $1.6707 per 1GBP, as compared with U.S. $1.5494 per 1GBP for the three months ended September 30, 2013.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates. The exchange rate used for translating our MAM Ltd. subsidiary was U.S. $1.6239 per 1GBP at September 30, 2014 and U.S. $1.7028 per 1GBP at June 30, 2014.

Currency translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($655,000) and $534,000 for the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, we had a backlog of unfilled orders of business management systems of $1,689,000 compared to a backlog of $1,548,000 at September 30, 2013. We expect to fulfill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three months ended September 30, 2014 compared with the three months ended September 30, 2013 were as follows:

Revenues. Revenues were $8,207,000 for the three months ended September 30, 2014, compared with $7,561,000 for the three months ended September 30, 2013, an increase of $646,000, or 8.5%. For the three months ended September 30, 2014 recurring revenue increased $762,000 to $5,960,000 or 72.6% of total revenue versus $5,198,000 or 68.7% of total revenue for the three months ended September 30, 2013. U.K. revenue increased 244,000GBP or 7%, to 3,660,000GBP during the three months ended September 30, 2014 from 3,416,000GBP during the three months ended September 30, 2013. The weaker U.S. dollar resulted in an $822,000 increase in dollar-denominated revenue to $6,115,000 during the three months ended September 30, 2014 as compared to $5,293,000 during the three months ended September 30, 2013. U.S. revenue decreased $177,000 to $2,091,000 for the three months ended September 30, 2014, from $2,268,000 for the three months ended September 30, 2013. Total recurring revenue increased $760,000 or 14.6% to $5,960,000 from $5,200,000 and total perpetual license and professional services revenue decreased $114,000 or 4.8% to $2,246,000 from $2,360,000.

Total SaaS revenue increased $439,000 or 68.4% to $1,081,000 from $642,000 reported last year. Total DaaS revenue increased $309,000 or 14.2% to $2,488,000 from $2,179,000. And U.K. SaaS revenue increased $339,000 or 52.8% to $981,000 from $642,000 when compared to last year. U.K. DaaS revenue increased $285,000 or 17.5% to $1,914,000 from $1,629,000 in the first quarter of last year.

U.S. perpetual license revenue decreased $257,000 as we transition our business to a SaaS model in the U.S. U.S. SaaS revenue was $100,000 for the quarter and U.S. DaaS revenue was $574,000 an increase of $24,000 or 4.4% from $550,000 reported last year. The SaaS model will result in lower reported revenue and cash flow in the year of the sale. The SaaS model will produce an increased and more predicable future revenue stream. Total recurring revenue increased $22,000 or 1.6% to $1,395,000 from the $1,373,000 reported in the same period last year.

Cost of Revenues. Total cost of revenues for the three months ended September 30, 2014, were $3,305,000 compared with $3,210,000 for three months ended September 30, 2013, which was an increase of $95,000 or 3%. Cost of revenues as a percentage of revenues decreased to 40.3% for the three months ended September 30, 2014 from 42.5% for the three months ended September 30, 2013. U.K. costs reported in U.S. dollars increased $53,000 or 2.4% from $2,242,000 to $2,295,000. U.K. salaries increased $93,000 and were offset by a $36,000 reduction in hardware we resell. The U.S. costs increased $42,000 or 4.3% to $1,010,000 for the three months ended September 30, 2014, as compared to U.S. costs of $968,000 for the three months ended September 30, 2013. The increase in cost of revenues was the result of increased support salaries and benefits costs of approximately $30,000, additional salesforce force license costs of approximately $35,000 and additional SaaS platform costs of approximately $30,000, all compared to last year.

Gross Profit. Gross profit increased $551,000 or 12.7% to $4,902,000 for the three months ended September 30, 2014, from $4,351,000 for the three months ended September 30, 2013, the result of a 8.5% increase in revenue but only a 3.7% increase in cost of revenues.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months Ended September 30,
	2014	2013	$ Variance	% Variance
Research and development	$1,023,000	$827,000	$196,000	23.7%
Sales and marketing	1,160,000	1,118,000	42,000	3.8%
General and administrative	1,681,000	1,283,000	398,000	31.0%
Depreciation and amortization	226,000	266,000	(40,000)	-15.0%
Total Operating Expenses	$4,090,000	$3,494,000	$596,000	17.1%

Operating expenses increased by $596,000 or 17.1% for the three months ended September 30, 2014, compared with the three months ended September 30, 2013. This is due to the following:

Research and Development Expenses. Research and development expenses increased by $196,000 or 23.7% for the three months ended September 30, 2014, when compared to the three months ended September 30, 2013. This increase was primarily due increased catalog departmental costs of $100,000 in 2014, when compared to the three months ended September 30, 2013.

Sales and Marketing Expenses. Sales and marketing expenses increased by $42,000 or 3.8% during the three months ended September 30, 2014, as compared with the three months ended September 30, 2013. This increase was the result of increased marketing expenses for the three months ended September 30, 2014, when compared to the three months ended September 30, 2013. The U.K. business experienced an increase in expenses of approximately $70,000 from the addition of a salesman. The U.S. business experienced a decrease in expenses of approximately $30,000 primarily from less rebranding efforts compared to last year.

General and Administrative Expenses. General and administrative expenses increased by $398,000 or 31.0% during the three months ended September 30, 2014 as compared with the three months ended September 30, 2013. This increase was due to increased salaries from additions to administration of $250,000, training costs for personnel of $60,000, additional travel costs for personnel of approximately $52,000, and a $25,000 vendor credit received in 2013.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $40,000 for the three months ended September 30, 2014, as compared with the three months ended September 30, 2013, because of assets being fully depreciated.

Operating Income. Operating income was $812,000 for the three months ended September 30, 2014, a decrease of $45,000 or 5.3% as compared to $857,000 for the three months ended September 30, 2013.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2014, amounted to a net expense of $4,000 compared with expense of $27,000 for the three months ended September 30, 2013.

Interest Expense. Interest expense amounted to a net expense of $4,000 for the three months ended September 30, 2014, as compared to $27,000 for the three months ended September 30, 2013. HSBC cash interest was approximately $18,000 for the three months ended September 30, 2013, and debt discount amortization was approximately $1,000.

Income Taxes. Income taxes increased by $61,000 to $199,000 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. This increase was due to higher tax requirements resulting from increased profits at our U.K. subsidiary.

Net Income. As a result of the above, we realized net income of $609,000 for the three months ended September 30, 2014, compared with net income of $692,000 for the three months ended September 30, 2013.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline our U.S. operations, we expect to see a continued increase in overall revenues with a contribution from U.S. operations in fiscal 2014.

At September 30, 2014, we had cash and cash equivalents of $6,372,000 and no interest bearing debt.

Cash provided by operations was $218,000.

We expect to see continued positive earnings and cash flow from both the U.S. and U.K. operations for the balance of fiscal 2015, with continued growth in revenues and operating income from the U.S. operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next three quarters, specifically due to additional products that have been developed by the U.S. operation which are currently being released to customers, and the continued growth of our Autopart line of products in the U.S. market.

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

Working Capital

Working capital at September 30, 2014, was $5,041,000, versus working capital of $5,599,000 at June 30, 2014. The working capital decrease resulted primarily from a $(636,000) decrease in cash, a $762,000 increase in net accounts receivable, a $53,000 decrease in inventories, a $205,000 decrease in prepaid expenses and other assets, a $29,000 decrease in accounts payable, a $297,000 decrease in accrued expenses, a $473,000 increase in accrued payroll and other taxes, a $236,000 increase in deferred revenues, an increase of $40,000 in sales tax payable, and an increase of $37,000 in income tax payable.

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

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Item 1A. Risk Factors

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2014 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

Share repurchase activity during the three months ended September 30, 2014 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 2014	0	$0	0	$0
August 2014	0	$0	0	$0
September 2014	3,254	$5.25	3,254	$2,671,571

(1)	The shares repurchased in the three months ended September 30, 2014 were under our stock repurchase program that was originally announced on November 8, 2011, with an authorized level of $250,000, which was increased an additional $500,000 on December 19, 2011, which was increased an additional $2.0 million on March 5, 2012, and was increased an additional $2.0 million (or $4.0 million in the aggregate) on June 22, 2012.

(2)	On September 28, 2012, our Board of Directors authorized an increased in the existing stock repurchase program for us to repurchase an additional $2.0 million (or $6.75 million in the aggregate since the beginning of the calendar year 2012) of our outstanding shares of common stock from time to time, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan previously established by us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAM Software Group, Inc.

Date: November 12, 2014	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2014	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

-11-