Form 10-Q
period 2014-12-31
MAM SOFTWARE GROUP, INC.
filed 2015-02-11
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The registrant had 14,298,532 shares of its common stock outstanding as of February 6, 2015.

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

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2014	June 30, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,733	$7,008
Accounts receivable, net of allowance of $489 and $473	3,644	3,857
Inventories	267	211
Prepaid expenses and other current assets	1,675	1,505
Total Current Assets	11,319	12,581

Property and Equipment, Net	788	692

Other Assets
Goodwill	9,122	9,767
Amortizable intangible assets, net	-	118
Software development costs, net	2,115	1,553
Other long-term assets	34	34
TOTAL ASSETS	$23,378	$24,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$918	$1,464
Accrued expenses and other liabilities	1,978	2,283
Payroll and other taxes	1,249	1,224
Current portion of deferred revenues	838	833
Sales tax payable	753	893
Income tax payable	345	285
Total Current Liabilities	6,081	6,982

Long-Term Liabilities
Deferred revenues, net of current portion	172	242
Deferred income taxes	33	53
Other	167	193
Total Liabilities	6,453	7,470
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 14,989,888 shares issued and 14,280,694 shares outstanding at December 31, 2014 and 15,077,830 shares issued and 14,404,149 shares outstanding at June 30, 2014	2	2
Additional paid-in capital	30,982	31,426
Accumulated other comprehensive loss	(1,318)	(65)
Accumulated deficit	(10,808)	(12,342)
Treasury stock at cost, 709,194 shares at December 31, 2014 and 673,681 shares at June 30, 2014	(1,933)	(1,746)

Total Stockholders' Equity	16,925	17,275
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,378	$24,745

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues	$7,871	$7,362	$16,078	$14,923
Cost of revenues	3,209	3,263	6,514	6,472
Gross profit	4,662	4,099	9,564	8,451
Operating expenses
Research and development	858	905	1,881	1,734
Sales and marketing	1,155	1,118	2,315	2,236
General and administrative	1,389	1,278	3,070	2,560
Depreciation and amortization	132	249	358	515
Total operating expenses	3,534	3,550	7,624	7,045

Operating income	1,128	549	1,940	1,406

Interest expense, net	(1)	(6)	(5)	(33)

Income before provision for income taxes	1,127	543	1,935	1,373
Provision for income taxes	202	150	401	288
Net income	$925	$393	$1,534	$1,085

Earnings per share attributed to common stockholders:
Basic	$0.07	$0.03	$0.11	$0.08
Diluted	$0.07	$0.03	$0.11	$0.08
Weighted average shares outstanding:
Basic	13,423,060	12,788,839	13,310,927	12,764,425
Diluted	13,554,977	12,870,154	13,405,524	12,846,094

Net income	$925	$393	$1,534	$1,085
Foreign currency translation (loss) income	(598)	301	(1,253)	835
Total comprehensive income	$327	$694	$281	$1,920

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,534	$1,085
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	80	59
Depreciation and amortization	358	515
Amortization of debt discount and debt issuance costs	-	1
Fair value of stock issued for services	349	328
Deferred income taxes	(20)	(34)
Changes in assets and liabilities:
Accounts receivable	(122)	(163)
Inventories	(78)	(49)
Prepaid expenses and other assets	(225)	384
Accounts payable	(471)	(209)
Payroll and other taxes	73	(14)
Deferred revenue	(2)	7
Accrued expenses and other liabilities	(866)	(288)
Sales tax payable	(67)	(47)
Net cash provided by operating activities	543	1,575

Cash flows from investing activities:
Purchase of property and equipment	(272)	(255)
Capitalized software development costs	(729)	(136)
Net cash used in investing activities	(1,001)	(391)

Cash flows from financing activities:
Repurchase of common stock for treasury	(187)	-
Proceeds from the exercise of stock options	-	15
Payments on long-term debt	-	(325)
Net cash used in financing activities	(187)	(310)

Effect of exchange rate changes	(630)	244

Net change in cash and cash equivalents	(1,275)	1,118

Cash and cash equivalents, beginning of period	7,008	4,061
Cash and cash equivalents, end of period	$5,733	$5,179

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 31,	December 31,
	2014	2013
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$26
Income taxes	$281	$350

Supplemental disclosures of non-cash investing and financing activities :
Issuance of common stock in settlement of accrued liabilities	$-	$16
Treasury stock retired	$793	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, which was filed with the SEC on September 23, 2014. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

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

No customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2014 and June 30, 2014. No customer accounted for more than 10% of the Company’s revenues for the three and six month periods ended December 31, 2014 and 2013.

Segment Reporting

The Company operates in one reportable segment. The Company evaluates financial performance on a company-wide basis. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 28% of its revenues from the U.S., 1% from Canada and 71% from its U.K. operations during the three months ended December 31, 2014, compared to 26% of its revenues from the U.S., 1% from Canada and 73% from the U.K. for the three months ended December 31, 2013.

The Company derived 27% of its revenues from the U.S., 1% from Canada and 72% from its U.K. operations during the six months ended December 31, 2014 compared to 28% of its revenues from the U.S., 1% from Canada and 71% from its U.K. operations during the six months ended December 31, 2013.

At December 31, 2014, the Company maintained 82% of its net property and equipment in the U.K. and the remaining 18% in the U.S. At June 30, 2014, the Company maintained 75% of its net property and equipment in the U.K. and the remaining 25% in the U.S.

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

December 31, 2014

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation and amortization expense was $61,000 and $58,000 for the three months ended December 31, 2014 and 2013, respectively, and was $123,000 and $116,000 for the six months ended December 31, 2014 and 2013, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $43,000 and $60,000 for the three months ended December 31, 2014 and 2013, respectively, and $121,000 and $119,000 for the six months ended December 31, 2014 and 2013, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of eight to ten years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $28,000 and $131,000 for the three months ended December 31, 2014 and 2013, respectively, and $114,000 and $280,000 for the six months ended December 31, 2014 and 2013, respectively.

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of December 31, 2014, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change and/or demand for the Company’s products and services will continue at a level consistent with past results, which could result in additional impairment of goodwill in the future.

For the six months ended December 31, 2014, goodwill activity was as follows:

Balance, July 1, 2014	$9,767,000
Effect of exchange rate changes	(645,000)
Balance, December 31, 2014	$9,122,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2014, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

December 31, 2014

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended December 31, 2014 and 2013, advertising expense totaled $123,000 and $137,000, respectively. For the six months ended December 31, 2014 and 2013, advertising expense totaled $267,000 and $325,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation income (loss) totaled $(598,000) and $301,000 for the three months ended December 31, 2014 and 2013, respectively, and $(1,253,000) and $835,000 for the six months ended December 31, 2014 and 2013, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended December 31, 2014 and 2013, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed consolidated balance sheets at December 31, 2014 and June 30, 2014, and has not recognized interest and/or penalties in the condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2014 and 2013.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three and six months ended December 31, 2014 there were 131,917 and 94,597 common share equivalents included in the computation of DEPS. For the three and six months ended December 31, 2014, 866,252 shares of common stock, vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested (see below). For the three and six months ended December 31, 2013 there were 81,315 and 81,669 common share equivalents included in the computation of DEPS. For the three and six months ended December 31, 2013, 1,698,505 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested (see below) and 100,000 common stock purchase warrants were excluded from the computation of DEPS, as their effect would have been anti-dilutive.

On December 31, 2014, 4,630 common stock purchase warrants expired.

In connection with the employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer (see Note 4), on April 27, 2012, the Board of Directors approved the issuance of 1,165,359 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executives and they are being held by an escrow agent and will be released to the executives when they vest.  On September 18, 2014, the Company released from escrow 174,804 shares of common stock to the executives which vested, as our Compensation Committee determined that the a second threshold had been met pursuant to the Company’s LTIP and the executive’s employment agreements. The Company withheld 66,347 shares which were used to pay income taxes and those shares were retired by the Company.

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

The Company excludes the remaining 524,411 of these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

In connection with the employment agreement with an officer of a Company subsidiary (see Note 4), on March 1, 2013, the Board of Directors approved the issuance of 282,254 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the officer and they are being held by an escrow agent and will be released to the officer when they vest. On August 28, 2014, the Company released from escrow 84,676 shares of common stock to the officer which vested as our Compensation Committee determined that a second threshold had been met pursuant to the Company’s LTIP and the officer’s employment agreements. The Company withheld 44,455 shares which were used to pay income taxes and those shares were retired by the Company.

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

The following tables present the computation of the basic and diluted earnings per share of the three and six months ended December 31, 2014 and December 31, 2013, respectively:

Three Months Ended December 31,	2014	2013
Numerator:
Net income	$925,000	$393,000
Denominator:
Basic weighted-average shares outstanding	13,423,060	12,788,839
Effect of dilutive securities	131,917	81,315
Diluted weighted-average diluted shares	13,554,977	12,870,154
Basic earnings per common share	$0.07	$0.03
Diluted earnings per common share	$0.07	$0.03

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

Six Months Ended December 31,	2014	2013
Numerator:
Net income	$1,534,000	$1,085,000
Denominator:
Basic weighted-average shares outstanding	13,310,927	12,764,425
Effect of dilutive securities	94,597	81,669
Diluted weighted-average diluted shares	13,405,524	12,846,094
Basic earnings per common share	$0.11	$0.08
Diluted earnings per common share	$0.11	$0.08

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Currently, there is no guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its consolidated financial statements.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company issued 5,346 shares of common stock valued at $9,000, during the six months ended December 31, 2014.

During the quarter ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company issued 12,650 shares of common stock valued at $28,000 during the six months ended December 31, 2014.

During the quarter ended June 30, 2013, the Company approved the issuance of 66,169 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant, April 1, 2013. The Company issued 10,188 shares of common stock valued at $37,000 during the six months ended December 31, 2014.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

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

During the quarter ended June 30, 2014, the Company approved the issuance of 44,112 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant, April 1, 2013. The Company issued 3,395 shares of common stock valued at $19,000 during the six months ended December 31, 2014.

On October 7, 2014, the Company issued, under the 2007 LTIP, 3,340 shares of common stock to certain directors, in lieu of cash compensation, which were valued at $17,000, based on the closing market price of the Company common stock on the date of grant.

Treasury Stock

On September 18, 2014, the Company repurchased and retired 134,386 shares of common stock at a cost of approximately $793,000.

From July 1, 2014 until December 31, 2014, the Company repurchased 35,513 shares of common stock at a cost of $187,000. As of December 31, 2014, the Company has repurchased 1,898,665 shares at a cost of $4,248,000 and has a remaining approval to repurchase an additional $2,502,000 of treasury stock.

Stock-Based Compensation:

A summary of the Company's common stock option activity is presented below (shares in thousands)

	Options Outstanding
			Weighted-
			Average	Aggregate
	Number of	Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in	Exercise	Life	(in
	thousands)	Price	(in years)	thousands)
Options outstanding - July 1, 2014	121	$1.23
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding - December 31, 2014	121	$1.23	6.5	$545
Options exercisable - December 31, 2014	121	$1.23	6.5	$545
Options exercisable and expected to vest - December 31, 2014	121	$1.23	6.5	$545

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

On April 27, 2012, the Board of Directors approved the issuance of 728,350 restricted shares of Company common stock pursuant to the Company’s 2007 LTIP. These shares were issued to Mr. Jamieson, our Chief Executive Officer, and the unvested shares are being held in escrow until they vest. On April 10, 2014, the Company released from escrow 291,340 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. The Company withheld 85,217 shares which were used to pay income taxes and those shares were retired by the Company.

On September 18, 2014, the Company released from escrow 109,253 shares of common stock to the officer which vested, as our Compensation Committee determined that a second threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreement. The Company withheld 31,957 shares which were used to pay income taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $244,000 and as of December 31, 2014, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $11,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $22,000 of expense for each of the three months ended December 31, 2014 and 2013, respectively. The Company recognized $44,000 of expense for each of the six months ended December 31, 2014 and 2013, respectively.

On April 27, 2012 the Board of Directors approved the issuance of restricted 437,009 shares of Company common stock pursuant to the Company’s 2007 LTIP. These shares were issued to Mr. Trapp, our Chief Financial Officer, and are being held in escrow until they vest. On April 10, 2014, the Company released from escrow 178,804 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. The Company withheld 66,589 shares which were used to pay income taxes and those shares were retired by the Company.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

The initial value of the common stock grant was approximately $146,000 and as of December 31, 2014, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $7,000. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $13,000 of expense for each of the three months ended December 31, 2014 and 2013, respectively. The Company recognized $26,000 of expense for each of the six months ended December 31, 2014 and 2013, respectively.

On March 1, 2013, the Board of Directors approved the issuance of 282,254 restricted shares of Company common stock to a certain subsidiary officer pursuant to the Company’s 2007 LTIP. These shares were issued to the officer and are being held in escrow until they vest. On April 10, 2014, the Company released from escrow 56,451 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officer’s employment agreement. The Company withheld 15,586 shares which were used to pay income taxes and those shares were retired by the Company. On September 18, 2014, the Company released from escrow 84,676 shares of common stock to the subsidiary officer which vested, as our compensation committee determined a second threshold had been met pursuant to the Company’s LTIP and the subsidiary officer’s employment agreement. The Company withheld 44,455 shares which were used to pay income taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $109,000 and as of December 31, 2014, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $1,000. The shares were valued using a Monte Carlo Simulation with a two year life, 39.6% volatility and a risk free interest rate of 0.25%. The Company recognized $15,000 of expense for each of the three months ended December 31, 2014 and 2013, respectively. The Company recognized $30,000 of expense for each of the six months ended December 31, 2014 and 2013, respectively.

On July 1, 2013, the Board of Directors approved the issuance of restricted 250,892 shares of Company common stock pursuant to the Company’s 2007 LTIP. These shares were issued to Mr. Broad, our Chief Technology Officer, and are being held in escrow until they vest. On September 18, 2014, the Company released from escrow 50,178 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. The Company withheld 23,584 shares which were used to pay income taxes and those shares were retired by the Company.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

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

The initial value of the common stock grant was approximately $226,000, which will be amortized over the life of the employment agreement. As of December 31, 2014, the amount of unamortized stock based compensation that has not been expenses related to the unvested common stock grant is approximately $32,000. The shares were valued using a Monte Carlo Simulation with a two year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $39,000 of expense for each of the three months ended December 31, 2014 and 2013, respectively. The Company recognized $78,000 of expense for the each of six months ended December 31, 2014 and 2013, respectively.

Employee Stock Purchase Plan

On September 21, 2011, the Company approved the MAM Software Group, Inc. Employee Stock Purchase Plan (“ESPP” or the “Plan”). On December 16, 2011, the shareholders approved the ESPP. Under the ESPP the Company will grant eligible employees the right to purchase common stock through payroll deductions at a price equal to the lesser of 85 percent of the fair market value of a share of common stock on the Exercise Date of the current Offering Period or 85 percent of the fair market value of our common stock on the Grant Date of the Offering Period. No employee will be granted an option to purchase more than $2,400 of fair market value common stock in a calendar year. The Plan is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. The Plan covers a maximum of 100,000 shares of common Stock which will be offered to employees until January 2, 2022 or until the Plan is terminated by the Board of Directors.

During the six months ended December 31, 2014, the Company issued 8,464 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $44,000 based on the closing market price of the Company’s common stock on January 2, 2014.

NOTE 6. SUBSEQUENT EVENTS

On January 7, 2015, the Company issued 14,814 shares of common stock valued at $52,000 to the non-management members of the Board of Directors under the 2007 LTIP.

On January 7, 2015, the Company issued, under the 2007 LTIP, 3,024 shares of common stock to certain directors, in lieu of cash compensation, which were valued at $17,000, based on the closing market price of the Company’s common stock on the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the fiscal year ended June 30, 2014, and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q, including those set forth under Part II, Item 1A.of this Quarterly Report on Form 10-Q.

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

Market Dynamics & Opportunities

We believe that the largest single issue facing the automotive aftermarket at this time are lingering effects in the aftermath of the global economic downturn from the last decade. Notwithstanding general economic improvement over the past three to four years, automobile owners are continuing to retain their existing automobiles far longer than they may have previously planned. This phenomenon is forcing owners to seek out more economic ways of maintaining their vehicles, and we believe this ongoing trend continues to offer an opportunity for the Company to market its product and service offerings. For instance, the need for consumers to maintain their vehicles longer requires service suppliers to offer a wide range of services at highly competitive prices. We believe that this can be achieved only by those businesses that are able to efficiently manage their businesses and find methods to reduce costs without affecting service levels, which may best be done through investments in ‘up to date’ management information systems, specifically those designed for the automotive market. However, we have recently noticed that some businesses wishing to invest in new management systems are also finding their access to credit reduced. The continuing challenges for smaller businesses to gain access to credit on favorable terms may have a detrimental effect on our revenues if customers are unable to identify adequate resources necessary to fund purchases. As a means to addressing the lack of availability of credit for customers or potential customers, we have introduced Autopart Online which is a ‘rental’ or Software as a Service (SaaS) version of Autopart. Autopart Online does not require the customer to purchase hardware and software licenses upfront, they simply ‘rent’ the infrastructure and purchase the professional services required to implement the system. We believe that by removing the capital investment associated with Autopart, we will see an increase in interest in our Autopart Online solution.

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

Our catalog information is also available in the cloud as Data as a Service (DaaS). We centrally host and maintain the data, which is accessed by users via a desktop application, web application or integrated into their B2C website. Many of our applications offer integration with third-party vendors as a service, commonly known as Integration Platform as a Service (iPaaS). These services include: technical repair information; vehicle registration data (VRM); auto parts catalog data; zip code lookup; Internet electronic data interchange (or “Internet EDI”); website integration services; and mobile app connectivity.

Our Revenues

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the three and six months ended December 31, 2014, we generated revenues of $7,871,000 and $16,078,000 with a net income of $925,000 and $1,534,000 with 72% of these revenues coming from the U.K. market.

•	The sale of business management systems comprised of propriety software applications, implementations and training;

•	Providing subscription-based services, including software as a service, commonly known as SaaS;

•	Delivering our business management software as a service, commonly known as SaaS;

•	Delivering our catalogue information as a service, commonly known as DaaS; and

•	Enabling integration between systems and third-party vendors as a service, commonly known as iPaaS.

Our Strategies

To date, our management has identified five areas that it believes we need to focus on. The first area is the continued growth of revenues derived from delivering our business management SaaS. Currently, our Autowork Online, our ‘installer’ solution in the U.K. and Autopart Online, our parts store solution, are being delivered in this way. Both products have been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in the U.K. in 2010 and as of December 31, 2014, we had 2,484 subscribers of this service. The product has just been localized and released into the U.S. market. Autopart Online was launched in the U.S. in August 2011, and as of December 31, 2014, we had 1,283 end-users subscribing to this service.

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

In the U.K., there are approximately 10,100 end-users (warehouse distributors, parts stores and auto service providers) who use our information products, for which a monthly or annual subscription fee is charged. Our management believes that launching a U.S. version of Autocat+ will help to sell our business management software solutions.

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

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the six months ended December 31, 2014, we announced the release of our latest generation B2C e-tailing and B2B e-commerce solutions. Together with our marketplace tools, application integration solutions and in-store management systems, they form an omni-channel commerce suite that enables businesses to manage all online and offline operations from within a single environment.

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

Impact of Currency Exchange Rate

Our net revenues derived from sales in currencies other than the U.S. dollar was 72% and 73% for the three and six month periods ended December 31, 2014, respectively, as compared to 73% and 72% for the corresponding periods in 2013. As the U.S. dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is negatively impacted. Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM Ltd. subsidiary are translated at the average exchange rate for the period. During the six month period ended December 31, 2014, the exchange rate for MAM’s operating results was U.S. $1.6269 per 1GBP, compared with U.S. $1.5839 per 1GBP for the six month period ended December 31, 2013.

Assets and liabilities of our MAM Ltd. subsidiary are translated into U.S. dollars at the period-end exchange rates. The exchange rate used for translating our MAM Ltd. subsidiary was U.S. $1.5532 per 1GBP at December 31, 2014 and U.S. $1.7028 per 1GBP at June 30, 2014.

Currency translation gain and (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(598,000) and $301,000 for the three months ended December 31, 2014 and 2013, respectively, and $(1,253,000) and $835,000 for the six months ended December 31, 2014 and 2013, respectively.

Results of Operations

Our results of operations for the three and six months ended December 31, 2014 compared with the three and six months ended December 31, 2013 were as follows:

Revenues. Revenues were $7,871,000 and $16,078,000 for the three and six months ended December 31, 2014, an increase of $509,000 or 6.9% and $1,155,000 or 7.7%, respectively, compared with revenues of $7,362,000 and $14,923,000 for the three and six months ended December 31, 2013. The strength in the U.S. dollar vs. GBP had a slightly negative effect on reported revenues from our U.K. operations.

Revenues were $7,871,000 for the three months ended December 31, 2014 an increase of $509,000 or 6.9% compared with revenues of $7,362,000 for the three months ended December 31, 2013. Revenues from our U.K. operations were 3,530,000GBP for the three months ended December 31, 2014; an increase of 207,000GBP or 6.2%, compared with revenues of 3,323,000GBP for the three months ended December 31, 2013. The U.S. dollar-denominated revenue was $5,582,000 for 2014 as compared to $5,382,000 during 2013, an increase of $200,000 or 3.8%. For the three months ended December 31, 2014, U.K. recurring revenues increased 349,000GBP or 14.5% to 2,761,000GBP from 2,412,000GBP and system sales decreased 142,000GBP or 15.6% to 769,000GBP from 911,000GBP. The increase in recurring revenues is primarily the result of increased sales of our Autopart Online product. Revenues from our U.S. operations were $2,289,000, for the three months ended December 31, 2014, an increase of $309,000 or 15.6% compared with revenues of $1,980,000 for the three months ended December 31, 2013. For the three months ended December 31, 2014, U.S. recurring revenue increased $35,000 or 2.5% to $1,459,000 from $1,424,000 and system sales increased $273,000 or 49.0% to $830,000 from $557,000 when compared with the three months ended December 31, 2013.

Revenues were $16,078,000 for the six months ended December 31, 2014, an increase of $1,155,000 or 7.7%, compared with revenues of $14,923,000 for the six months ended December 31, 2013. For the six months ended December 31, 2014, recurring revenues increased $1,264,000 or 12.0% to $11,794,000 from $10,530,000 and system sales decreased $109,000 or 2.5% to $4,284,000 from $4,393,000. Revenues from our U.K. operations were 7,190,000GBP for the six months ended December 31, 2014, an increase of 450,000GBP or 6.7%, compared with revenues of 6,740,000GBP for the six months ended December 31, 2013. The U.S. dollar-denominated revenue was $11,698,000 for 2014 as compared to $10,675,000 during 2013, which is an increase of $1,023,000 or 9.6%. For the six months ended December 31, 2014, U.K. recurring revenues increased 577,000GBP or 11.9% to 5,434,000GBP from 4,857,000GBP and system sales decreased 127,000GBP or 6.7% from 1,883,000GBP to 1,756,000GBP. The increase in recurring revenues is primarily the result of increased sales of our Autopart Online product. Revenues for our U.S. operations were $4,380,000 for the six months ended December 31, 2014; an increase of $132,000 or 3.1% compared with revenues of $4,248,000 for the six months ended December 31, 2013. For the six months ended December 31, 2014, U.S. recurring revenue increased $116,000 or 4.1% to $2,953,000 from $2,837,000 and system sales increased $17,000 or 1.2% to $1,428,000 from $1,411,000 when compared with the six months ended December 31, 2013.

Cost of Revenues. Total cost of revenues for the three and six months ended December 31, 2014, were $3,209,000 and $6,514,000, respectively, compared with $3,263,000 and $6,472,000, for the same periods of December 31, 2013, respectively. The decrease in cost of revenues for the three months ended December 31, 2014 was 1.7% or $54,000, when compared to the three months ended December 31, 2013. Our U.K. operations experienced an increase of 4,000GBP from 1,423,000GBP to 1,427,000GBP for three months ended December 31, 2014 when compared to 2013, but the U.S. dollar-denominated cost of revenue decrease by $39,000. The U.S. operations experienced a decrease of $15,000 for the three months ended December 31, 2014 when compared to the three months ended December 31, 2013.

The increase in the cost of revenues for the six months was 0.6% or $42,000. Our U.K. operations experienced a decreased of 39,000GBP from 2,840,000GBP to 2,801,000GBP but the U.S. dollar-denominated cost of revenue increased by $59,000 or 0.1%. Our U.S. operations experienced a decrease of $17,000, primarily the result of revenue mix, compared to last year.

Gross Profit. Gross profit increased $563,000 or 13.7% to $4,662,000 for the three months ended December 31, 2014, from $4,099,000 for the three months ended December 31, 2013.   Gross profit increased $1,113,000 or 13.2% to $9,564,000 for the six months ended December 31, 2014, from $8,451,000 for the three months ended December 31, 2013.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
	Ended December 31,
	2014	2013	Variance $	Variance %
Research and development	$858,000	$905,000	$(47,000)	-5.2%
Sales and marketing	1,155,000	1,118,000	37,000	3.3%
General and administrative	1,389,000	1,278,000	111,000	8.7%
Depreciation and amortization	132,000	249,000	(117,000)	-47.0%
Total Operating Expenses	$3,534,000	$3,550,000	$(16,000)	-0.5%

	For the Six Months
	Ended December 31,
	2014	2013	Variance $	Variance %
Research and development	$1,881,000	$1,734,000	$147,000	8.5%
Sales and marketing	2,315,000	2,236,000	79,000	3.5%
General and administrative	3,070,000	2,560,000	510,000	19.9%
Depreciation and amortization	358,000	515,000	(157,000)	-30.5%
Total Operating Expenses	$7,624,000	$7,045,000	$579,000	8.2%

For the three months ended December 31, 2014, operating expenses decreased by $16,000, or 0.5% when compared with the three months ended December 31, 2013.   For the six months ended December 31, 2014, operating expenses increased by $579,000 or 8.2% compared with the six months ended December 31, 2013. This is due to the following:

Research and Development Expenses. Research and development expenses decreased by $47,000 or 5.2% for the three month period ended December 31, 2014 because staff was assigned to development of new products. Research and Development expenses increased by $147,000 or 8.5% for the six month period ended December 31, 2014, compared to the same periods in the prior fiscal year as we increased the number of personnel working on customer development work in the first quarter.

Sales and Marketing Expenses. Sales and marketing expenses increased by $37,000 or 3.3% during the three months ended December 31, 2014 as compared with the same period in 2013 and increased by $79,000 or 3.5% for the six months ended December 31, 2014 as compared with the six months ended December 31, 2013. The increase for the three month period is primarily due to an increase of $20,000 in advertising expense and investments in new sales personnel and related sales expenses. The increase for the six month period is additional advertising expenses of $60,000 and investments in new sales personnel and related sales expenses.

General and Administrative Expenses. General and administrative expenses increased by $111,000 or 8.7% to $1,389,000 for the three months ended December 31, 2014 as compared to $1,278,000 for the same period in 2013. The increase in expenses were primarily the result of additional professional fees of $50,000, additional travel expenses of $20,000, and additional facility expenses of $20,000, all compared to last year. General and administrative expenses increased by $510,000 or 19.9% to $3,070,000 for the six months ended December 31, 2014 as compared to $2,560,000 for the same period in 2013. The increase in expenses were primarily the result of additional salaries and benefits for administration staff in the U.K. and U.S. business units of $250,000. We had $245,000 of additional expenses in the U.S. which included additional legal expenses of $40,000, additional training expenses of $70,000, additional facility expenses of $40,000, additional travel expenses of $70,000, and a $25,000 vendor credit received in 2013.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $117,000, or 47.0%, and $157,000, or 30.5%, for the three and six month periods ended December 31, 2014, respectively, as compared to the same periods in 2013 because of assets being fully depreciated.

Operating Income. Operating income was $1,128,000 for the three months ended December 31, 2014, an increase of $579,000 or 105.5% as compared to $549,000 for the three months ended December 31, 2013. Operating income was $1,940,000 for the six months ended December 31, 2014, an increase of $534,000 or 38.0% as compared to $1,406,000 for the six months ended December 31, 2013.

Interest Expense. Interest expense decreased by $5,000 or 83.3% to $1,000 from $6,000 for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, and decreased $28,000 or 84.8% to $5,000 from $33,000 for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013. The decrease in interest expense is related to a reduction in our total interest bearing liabilities and a reduction in amortization of debt discount and debt issuance costs, which are included in interest expense.

Income Taxes. Income taxes increased by $52,000 or 34.7%, to $202,000 from $150,000 for the three month period ended December 31, 2014, and increased by $113,000, or 39.20%, to $401,000 from $288,000 for the six month period ended December 31, 2014 as compared to the same periods in 2013 because of increased earnings.

Net Income. As a result of the above, we recorded net income of $925,000 for the three month period ended December 31, 2014, compared with a net income of $393,000 for the three month period ended December 31, 2013, and realized net income of $1,534,000 for the six months ended December 31, 2014, compared with a net income of $1,085,000 for the six months ended December 31, 2013.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in the U.K. and Ireland, but with the introduction of new products and efforts to streamline our U.S. operations, we expect to see a continued increase in overall revenues with a contribution from U.S. operations in fiscal 2015.

At December 31, 2014, we had cash and cash equivalents of $5,733,000 and no interest bearing liabilities.

Cash provided by operations was $543,000.

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

We could be required, or we may choose, to seek additional funding through public or private equity or debt financing. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination of both. Any such additional funding may not be available on terms acceptable to us, or at all.

Working Capital

Working capital at December 31, 2014, was $5,238,000, as compared to working capital of $5,599,000 at June 30, 2014. The working capital decrease resulted primarily from a $1,275,000 decrease in cash, a $213,000 decrease in net accounts receivable, a $56,000 increase in inventories, a $170,000 increase in prepaid expenses and other assets, a $546,000 decrease in accounts payable, a $305,000 decrease in accrued expenses, a decrease of $140,000 in sales tax payable, and an increase of $60,000 in income tax payable.

As of December 31, 2014, we had a backlog of unfilled orders of business management systems of $1,699,000 compared to a backlog of $1,454,000 at December 31, 2013. We expect to fill approximately 65% of such backlog during the next six months.

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

Item 1a. Risk Factors

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K filed on September 23, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

Share repurchase activity during the three and six months ended December 31, 2014 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1, 2014 – July 31, 2014	0	$0	0	$0

August 1, 2014 – August 31, 2014	0	$0	0	$0
September 1, 2014 – September 30, 2014	3,254	$5.25	3,254	$2,671,571

Total for Three Months Ended September 30, 2014	3,254		3,254	$2,671,571

October 1, 2014 – October 31, 2014	19,542	$5.11	19,542	$2,571,707
November 1, 2014 – November 30, 2014	7,504	$5.46	7,504	$2,530,752
December 1, 2014 – December 31, 2014	5,213	$5.48	5,213	$2,502,189
Total for Three Months Ended December 31, 2014	32,259		32,259	$2,502,189
Total for Six Months Ended December 31, 2014	35,513		35,513	$2,502,189

(1)	The shares repurchased in the six months ended December 31, 2014 were under our stock repurchase program that was originally announced on November 8, 2011, with an authorized level of $250,000, which was increased by an additional $500,000 on December 19, 2011, which was increased an additional $2.0 million on March 5, 2012, and an additional $2.0 million on June 22, 2012. On September 28, 2012, our Board of Directors authorized an increase in the existing stock repurchase program for us to repurchase an additional $2.0 million (or $6.75 million in the aggregate since the beginning of the calendar year 2011) of our outstanding shares of common stock from time to time, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan previously established by us.

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

MAM Software Group, Inc.

Date: February 11, 2015	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2015	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

-13-