Form 10-Q
period 2015-03-31
MAM SOFTWARE GROUP, INC.
filed 2015-05-06
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The registrant had 14,288,847 shares of its common stock outstanding as of May 4, 2015.

PART I—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Ltd.” refers to MAM Software Limited; (iii) the term “MAM US” refers to MAM Software, Inc. and (iv) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc.

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2015	June 30, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,555	$7,008
Accounts receivable, net of allowance of $250 and $473	3,854	3,857
Inventories	365	211
Prepaid expenses and other current assets	1,743	1,505
Total Current Assets	11,517	12,581

Property and Equipment, Net	726	692

Other Assets
Goodwill	8,821	9,767
Amortizable intangible assets, net	-	118
Software development costs, net	2,518	1,553
Other long-term assets	34	34
TOTAL ASSETS	$23,616	$24,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,229	$1,464
Accrued expenses and other liabilities	2,104	2,283
Payroll and other taxes	908	1,224
Current portion of deferred revenues	923	833
Sales tax payable	722	893
Income tax payable	393	285
Total Current Liabilities	6,279	6,982

Long-Term Liabilities
Deferred revenues, net of current portion	71	242
Deferred income taxes	31	53
Other	153	193
Total Liabilities	6,534	7,470
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 15,015,219 shares issued and 14,297,493 shares outstanding at March 31, 2015 and 15,077,830 shares issued and 14,404,149 shares outstanding at June 30, 2014	2	2
Additional paid-in capital	31,136	31,426
Accumulated other comprehensive loss	(1,991)	(65)
Accumulated deficit	(10,087)	(12,342)
Treasury stock at cost, 717,726 shares at March 31, 2015 and 673,681 shares at June 30, 2014	(1,978)	(1,746)

Total Stockholders' Equity	17,082	17,275
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,616	$24,745

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues	$7,659	$7,868	$23,737	$22,791
Cost of revenues	3,342	3,484	9,856	9,955
Gross profit	4,317	4,384	13,881	12,836
Operating expenses
Research and development	973	985	2,854	2,719
Sales and marketing	1,003	1,055	3,318	3,292
General and administrative	1,255	1,237	4,325	3,797
Depreciation and amortization	120	251	478	766
Total operating expenses	3,351	3,528	10,975	10,574

Operating income	966	856	2,906	2,262

Interest expense, net	(4)	(4)	(9)	(37)

Income before provision for income taxes	962	852	2,897	2,225
Provision for income taxes	241	193	642	481
Net income	$721	$659	$2,255	$1,744

Earnings per share attributed to common stockholders:
Basic	$0.05	$0.05	$0.17	$0.14
Diluted	$0.05	$0.05	$0.17	$0.13
Weighted average shares outstanding:
Basic	13,430,568	13,177,644	13,398,748	12,900,154
Diluted	13,525,148	13,318,457	13,493,328	12,992,589

Net income	$721	$659	$2,255	$1,744
Foreign currency translation (loss) income	(673)	89	(1,926)	924
Total comprehensive income	$48	$748	$329	$2,668

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,255	$1,744
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	119	150
Depreciation and amortization	478	766
Amortization of debt discount and debt issuance costs	-	1
Fair value of stock issued for services	503	517
Deferred income taxes	(21)	(47)
Changes in assets and liabilities:
Accounts receivable	(502)	(1,004)
Inventories	(194)	(51)
Prepaid expenses and other assets	(337)	356
Accounts payable	(117)	(166)
Payroll and other taxes	(227)	(120)
Deferred revenue	22	211
Accrued expenses and other liabilities	(652)	23
Sales tax payable	(62)	21
Net cash provided by operating activities	1,265	2,401

Cash flows from investing activities:
Purchase of property and equipment	(292)	(142)
Capitalized software development costs	(1,227)	(408)
Net cash used in investing activities	(1,519)	(550)

Cash flows from financing activities:
Payments for treasury stock	(232)	-
Proceeds from the exercise of stock options	-	43
Payments on long-term debt	-	(325)
Net cash used in financing activities	(232)	(282)

Effect of exchange rate changes	(967)	246

Net change in cash and cash equivalents	(1,453)	1,815

Cash and cash equivalents, beginning of period	7,008	4,061
Cash and cash equivalents, end of period	$5,555	$5,876

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31,	March 31,
	2015	2014
Supplemental disclosures of cash flow information :
Cash paid during the period for:
Interest	$-	$26
Income taxes	$484	$586

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued liabilities	$-	$16
Treasury stock retired	$793	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, which was filed with the SEC on September 23, 2014. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

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

Cash and Cash Equivalents

In the U.S., the Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times deposits held with financial institutions in the U.S. may exceed the $250,000 limit.

In the U.K., the Company maintains cash balances at financial institutions that are insured by the Financial Services Compensation Scheme up to 85,000GBP.  At times deposits held with financial institutions in the U.K. may exceed the 85,000GBP limit.

The Company maintains its cash accounts at financial institutions which it believes to be credit worthy. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

No customer accounted for more than 10% of the Company’s accounts receivable at March 31, 2015 and June 30, 2014. No customer accounted for more than 10% of the Company’s revenues for the three and nine months ended March 31, 2015 and 2014.

Segment Reporting

The Company operates in one reportable segment. The Company evaluates financial performance on a company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 23% of its revenues from the U.S., 1% from Canada and 76% from its U.K. operations during the three months ended March 31, 2015, compared to 27% of its revenues from the U.S., 1% from Canada and 72% from its U.K. operations during the three months ended March 31, 2014.

The Company derived 25% of its revenues from the U.S., 1% from Canada and 74% from its U.K. operations during the nine months ended March 31, 2015 compared to 27% of its revenues from the U.S., 1% from Canada and 72% from its U.K. operations during the nine months ended March 31, 2014.

At March 31, 2015, the Company maintained 82% of its net property and equipment in the U.K. and the remaining 18% in the U.S. At June 30, 2014, the Company maintained 75% of its net property and equipment in the U.K. and the remaining 25% in the U.S.

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

March 31, 2015

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation and amortization expense was $59,000 and $59,000 for the three months ended March 31, 2015 and 2014, respectively, and was $182,000 and $175,000 for the nine months ended March 31, 2015 and 2014, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $61,000 and $60,000 for the three months ended March 31, 2015 and 2014, respectively, and $184,000 and $179,000 for the nine months ended March 31, 2015 and 2014, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of eight to ten years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $0 and $132,000 for the three months ended March 31, 2015 and 2014, respectively, and $112,000 and $412,000 for the nine months ended March 31, 2015 and 2014, respectively.

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of March 31, 2015, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in impairment of goodwill in the future.

For the nine months ended March 31, 2015, goodwill activity was as follows:

Balance, July 1, 2014	$9,767,000
Effect of exchange rate changes	(946,000)
Balance, March 31, 2015	$8,821,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At March 31, 2015, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“LTIP”). Stock awarded under the LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5. Since the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time. Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010, July 1, 2011, July 1, 2012, April 1, 2013 and July 1, 2014 for each respective stock award. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares of common stock to management and board members in fiscal 2015 and 2014.

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

March 31, 2015

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2015 and 2014, advertising expense totaled $82,000 and $117,000, respectively. For the nine months ended March 31, 2015 and 2014, advertising expense totaled $349,000 and $439,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation income (loss) totaled $(673,000) and $89,000 for the three months ended March 31, 2015 and 2014, respectively, and $(1,926,000) and $924,000 for the nine months ended March 31, 2015 and 2014, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended March 31, 2015 and 2014, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

  (Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed consolidated balance sheets at March 31, 2015 and June 30, 2014, and has not recognized interest and/or penalties in the condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2015 and 2014.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three and nine months ended March 31, 2015 there were 94,580 and 94,580 common share equivalents included in the computation of DEPS. For the three and nine months ended March 31, 2015, 866,252 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested (see below). For the three and nine months ended March 31, 2014, there were 140,813 and 92,435 common share equivalents included in the computation of DEPS. For the three and nine months ended March 31, 2014, 1,698,505 shares of common stock vest based on the market price of the Company’s common stock. A total of 1,175,910 were excluded from the computation of DEPS because the shares have not vested (see below).

On December 31, 2014, 4,630 common stock purchase warrants expired.

In connection with the employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer (see Note 4), on April 27, 2012, the Board of Directors approved the issuance of 1,165,359 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executives and they are being held by an escrow agent and will be released to the executives when they vest.  On September 18, 2014, the Company released from escrow 174,804 shares of common stock to the executives which vested, as our Compensation Committee determined that the second threshold had been met pursuant to the Company’s LTIP and the executive’s employment agreements. The Company withheld 66,347 shares of common stock which were used to pay income taxes and those shares of common stock were retired by the Company.

On April 10, 2014, the Company released from escrow 466,144 shares of common stock to its Chief Executive Officer and the Chief Financial Officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the employment agreements of the Chief Executive Officer and the Chief Financial Officer. The Company withheld 151,806 shares of common stock which were used to pay income taxes and those shares were retired by the Company.

The Company excludes the remaining 524,411 of these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

 MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

  (Unaudited)

In connection with the employment agreement with an officer of a Company subsidiary (see Note 4), on March 1, 2013, the Board of Directors approved the issuance of 282,254 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the officer and they are being held by an escrow agent and will be released to the officer when they vest. On August 28, 2014, the Company released from escrow 84,676 shares of common stock to the officer which vested as our Compensation Committee determined that the second threshold had been met pursuant to the Company’s LTIP and the officer’s employment agreements. The Company withheld 44,455 shares of common stock which were used to pay income taxes and those shares were retired by the Company.

On April 10, 2014, the Company released from escrow 56,451 shares of common stock to the officer which vested as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officer’s employment agreements. The Company withheld 15,586 shares of common stock which were used to pay income taxes and those shares were retired by the Company.

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

The following tables present the computation of the basic and diluted earnings per share of the three and nine months ended March 31, 2015 and 2014, respectively:

Three Months Ended March 31,	2015	2014
Numerator:
Net income	$721,000	$659,000
Denominator:
Basic weighted-average shares outstanding	13,430,568	13,177,644
Effect of dilutive securities	94,580	140,813
Diluted weighted-average diluted shares	13,525,148	13,318,457
Basic earnings per common share	$0.05	$0.05
Diluted earnings per common share	$0.05	$0.05

Nine Months Ended March 31,	2015	2014
Numerator:
Net income	$2,255,000	$1,744,000
Denominator:
Basic weighted-average shares outstanding	13,398,748	12,900,154
Effect of dilutive securities	94,580	92,435
Diluted weighted-average diluted shares	13,493,328	12,992,589
Basic earnings per common share	$0.17	$0.14
Diluted earnings per common share	$0.17	$0.13

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date for reporting periods beginning after December 15, 2016. The Company has not selected a transition method and is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

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

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers’ contracts, the Company indemnifies the customer that the software provided does not violate any U.S. patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company issued 5,346 shares of common stock valued at $9,000 during the nine months ended March 31, 2015.

During the quarter ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company issued 18,975 shares of common stock valued at $42,000 during the nine months ended March 31, 2015.

During the quarter ended June 30, 2013, the Company approved the issuance of 66,169 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant, April 1, 2013. The Company issued 15,282 shares of common stock valued at $57,000 during the nine months ended March 31, 2015.

During the quarter ended June 30, 2014, the Company approved the issuance of 44,112 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant, April 1, 2013. The Company issued 6,790 shares of common stock valued at $37,000 during the nine months ended March 31, 2015.

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

March 31, 2015

(Unaudited)

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

From July 1, 2014 until March 31, 2015, the Company repurchased 44,045 shares of common stock at a cost of $232,000. As of March 31, 2015, the Company has repurchased 1,907,197 shares at a cost of $4,294,000 and has a remaining approval to repurchase an additional $2,456,000 of treasury stock.

Stock-Based Compensation:

A summary of the Company's common stock option activity is presented below (shares in thousands)

	Options Outstanding
			Weighted-
			Average	Aggregate
	Number of	Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	(in	Exercise	Life	(in
	thousands)	Price	(in years)	thousands)
Options outstanding - July 1, 2014	121	$1.23
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding - March 31, 2015	121	$1.23	6.2	$515
Options exercisable - March 31, 2015	121	$1.23	6.2	$515
Options exercisable and expected to vest - March 31, 2015	121	$1.23	6.2	$515

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

On September 18, 2014, the Company released from escrow 109,253 shares of common stock to the officer which vested, as our Compensation Committee determined that the second threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreement. The Company withheld 31,957 shares which were used to pay income taxes and those shares were retired by the Company.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $244,000 and as of March 31, 2015, the total amount of stock based compensation has been expensed. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $11,000 and $21,000 of expense for the three months ended March 31, 2015 and 2014, respectively. The Company recognized $55,000 and $65,000 of expense for the nine months ended March 31, 2015 and 2014, respectively.

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

The initial value of the common stock grant was approximately $146,000 and as of March 31, 2015, the total amount of stock based compensation has been expensed. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $7,000 and $13,000 of expense for each of the three months ended March 31, 2015 and 2014, respectively. The Company recognized $33,000 and $39,000 of expense for each of the nine months ended March 31, 2015 and 2014, respectively.

On March 1, 2013, the Board of Directors approved the issuance of 282,254 restricted shares of Company common stock to a certain subsidiary officer pursuant to the Company’s 2007 LTIP. These shares were issued to the officer and are being held in escrow until they vest. On April 10, 2014, the Company released from escrow 56,451 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officer’s employment agreement. The Company withheld 15,586 shares which were used to pay income taxes and those shares were retired by the Company. On September 18, 2014, the Company released from escrow 84,676 shares of common stock to the subsidiary officer which vested, as our compensation committee determined the second threshold had been met pursuant to the Company’s LTIP and the subsidiary officer’s employment agreement. The Company withheld 44,455 shares which were used to pay income taxes and those shares were retired by the Company.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $109,000 and as of March 31, 2015, the total amount of stock based compensation has been expensed. The shares were valued using a Monte Carlo Simulation with a two year life, 39.6% volatility and a risk free interest rate of 0.25%. The Company recognized $1,000 and $14,000 of expense for the three months ended March 31, 2015 and 2014, respectively. The Company recognized $31,000 and $44,000 of expense for the nine months ended March 31, 2015 and 2014, respectively.

On July 1, 2013, the Board of Directors approved the issuance of 250,892 restricted shares of Company common stock pursuant to the Company’s 2007 LTIP. These shares were issued to Mr. Broad, our Chief Technology Officer, and are being held in escrow until they vest. On September 18, 2014, the Company released from escrow 50,178 shares of common stock to the officer which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. The Company withheld 23,584 shares which were used to pay income taxes and those shares were retired by the Company.

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

The initial value of the common stock grant was approximately $265,000, which will be amortized over the life of the employment agreement. As of March 31, 2015, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is approximately $6,000. The shares were valued using a Monte Carlo Simulation with a two year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $26,000 and $39,000 of expense for the three months ended March 31, 2015 and 2014, respectively. The Company recognized $104,000 and $117,000 of expense for the nine months ended March 31, 2015 and 2014, respectively.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Employee Stock Purchase Plan

On September 21, 2011, the Company approved the MAM Software Group, Inc. Employee Stock Purchase Plan (“ESPP” or the “Plan”). On December 16, 2011 the Company’s shareholders approved the ESPP. Under the ESPP the Company will grant eligible employees the right to purchase common stock through payroll deductions at a price equal to the lesser of 85% of the fair market value of a share of common stock on the Exercise Date of the current Offering Period or 85% of the fair market value of our common stock on the Grant Date of the Offering Period. No employee will be granted an option to purchase more than $2,400 of fair market value common stock in a calendar year. The Plan is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code, as amended. The Plan covers a maximum of 100,000 shares of common stock which will be offered to employees until January 2, 2022 or until the Plan is terminated by the Board of Directors.

During the nine months ended March 31, 2015, the Company issued 15,957 shares of common stock to employees including an officer, under the ESPP in lieu of cash compensation, which were valued at approximately $85,000 based on the closing market price of the Company’s common stock on July 1, 2014 and December 31, 2014.

NOTE 6. SUBSEQUENT EVENTS

On April 1, 2015, the Company issued 14,814 shares of common stock valued at $52,000 to the non-management members of the Board of Directors under the 2007 LTIP based on the closing market price of the Company’s common stock on the date of grant.

From April 1, 2015 to May 4, 2015 the Company repurchased 23,460 treasury shares at a cost of approximately $129,000.

On April 7, 2015, the Company retired 2,766 shares valued at approximately $9,300.

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

Company Overview

MAM Software Group, Inc. (“MAM,” the “Company,” “we,” “our,” or “us”) is a leading provider of integrated information management solutions and services and a leading provider of cloud-based software solutions for primarily the automotive aftermarket sector. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom and MAM Software, Inc. (“MAM US”) has offices in the United States in Allentown, Pennsylvania.

The Company is a leading global provider of on-premise and cloud-based business management solution for the auto parts, tires and other vertical distribution industries with similar dynamics. We have a broad line of software solutions and services to address the information technology (IT) needs of virtually every significant sector of the automotive aftermarket in the United Kingdom and North America and in the process of beginning to leverage this position into new industry verticals and new geographies around the world. At present, most of our customers in the U.K. have our software installed on-premise. For customers who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as Software as a Service (SaaS), which utilizes the cloud. We provide professional IT services to our customers, including software and hardware installation, data conversion, training, and, at times, product modifications. We also provide continuing customer support services to ensure product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.

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

Our Revenues

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the three and nine months ended March 31, 2015, we generated revenues of $7,659,000 and $23,737,000, respectively, with a net income of $721,000 and $2,255,000, respectively with 74% of the revenues for the nine months ended March 31, 2015 coming from the U.K. market.

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

Our Strategies

To date, our management has identified five areas that it believes we need to focus on. The first area is the continued growth of revenues derived from delivering our business management SaaS. Currently, our Autowork Online, our ‘installer’ solution in the U.K. and Autopart Online, our parts store solution, are being delivered in this way. Both products have been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in the U.K. in 2010 and as of March 31, 2015, we had 2,584 subscribers of this service. The product has just been localized and released into the U.S. market. Autopart Online was launched in the U.S. in August 2011, and as of March 31, 2015, we had 1,560 end-users subscribing to this service.

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

In the U.K., there are approximately 10,100 end-users (warehouse distributors, parts stores and auto service providers) who use our information products, for which a monthly or annual subscription fee is charged. Our management believes that launching a U.S. version of Autocat+ will help sell our business management software solutions.

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

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the nine months ended March 31, 2015, we announced the release of our latest generation B2C e-tailing and B2B e-commerce solutions. Together with our marketplace tools, application integration solutions and in-store management systems, they form an omni-channel commerce suite that enables businesses to manage all online and offline operations from within a single environment.

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

Our cloud model is based on Microsoft .Net, HTML5 and SQL technologies that provide both open and secure platform with support for user experiences on both desktop and mobile devices. Our customers that have moved away from traditional on-premise software to our cloud-based service applications benefit by substantially reducing the complexity typical of on-premise software implementations, customizations, and upgrades. Through cloud computing, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, thereby reducing their need to buy and maintain their own IT resources. As a part of our cloud-based model, we provide installation, training, and support services to our customers. In the North American market we have a smaller customer base and by offering a cloud-based solution, it will prove to be an important part of our strategic growth. We anticipate that this solution will positively impact the marketplace and ultimately increase our market share within North America.

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

Impact of Currency Exchange Rate

Our net revenues derived from sales in currencies other than the U.S. dollar was 77% and 75% for the three and nine months ended March 31, 2015, respectively, as compared to 73% and 73% for the three and nine months ended March 31, 2014. As the U.S. dollar becomes stronger in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is negatively impacted. Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of MAM Ltd. are translated at the average exchange rate for the period. During the nine months ended March 31, 2015, the exchange rate for MAM Ltd.’s operating results was US$1.5903 per 1GBP, compared with US$1.6072 per 1GBP for the nine months ended March 31, 2014.

Assets and liabilities of MAM Ltd. are translated into U.S. dollars at the period-end exchange rates. The exchange rate used for translating MAM Ltd. was U.S. $1.4834 per 1GBP at March 31, 2015 and U.S. $1.7028 per 1GBP at June 30, 2014.

Currency translation gain and (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($673,000) and $89,000 for the three months ended March 31, 2015 and 2014, respectively, and ($1,926,000) and $924,000 for the nine months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, we had a backlog of unfilled orders of business management systems of $1,676,000 compared to a backlog of $1,980,000 at March 31, 2014. We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three and nine months ended March 31, 2015 compared with the three and nine months ended March 31, 2014 were as follows:

Revenues. Revenues were $7,659,000 and $23,737,000 for the three and nine months ended March 31, 2015, respectively, a decrease of 3% and an increase of 4%, respectively, compared with revenues of $7,868,000 and $22,791,000 for the three and nine months ended March 31, 2014, respectively. The strength of the U.S. dollar vs. GBP resulted in a $140,000 and a $263,000 reduction in revenues from our U.K. operations for the three and nine month ended March 31, 2015.

Revenues were $7,659,000 for the three months ended March 31, 2015 a decrease of $209,000 or 3% compared with revenues of $7,868,000 for the three months ended March 31, 2014. Revenues from our U.K. operations were 3,829,000GBP for the three months ended March 31, 2015; an increase of 376,000GBP or 11%, compared with revenues of 3,453,000GBP for the three months ended March 31, 2014. The U.S. dollar denominated revenue was $5,827,000 for the three months ended March 31, 2015 as compared to $5,706,000 for the three months ended March 31, 2014, an increase of $121,000 or 2%. The increase of $121,000 was net of reduction of $140,000 incurred as a result of the stronger U.S. dollar. For the three months ended March 31, 2015, U.K. recurring revenues increased 370,000GBP or 14.7% to 2,885,000GBP from 2,515,000GBP and system sales increased 6,000GBP or 1% to 944,000GBP from 938,000GBP as compared to the three months ended March 31, 2014. The increase in recurring revenues is primarily the result of increased sales of our Autowork Online, Autopart Online, and third party subscription based product lines. Revenues from our U.S. operations were $1,832,000, for the three months ended March 31, 2015, a decrease of $330,000 or 15% compared with revenues of $2,162,000 for the three months ended March 31, 2014. For the three months ended March 31, 2015, U.S. recurring revenue increased $52,000 or 4% to $1,469,000 from $1,417,000 and system sales decreased $383,000 or 51% to $363,000 from $746,000 compared with the three months ended March 31, 2014.

Revenues were $23,737,000 for the nine months ended March 31, 2015, an increase of $946,000 or 4%, compared with revenues of $22,791,000 for the nine months ended March 31, 2014. For the nine months ended March 31, 2015, recurring revenues increased $1,551,000 or 10% to $17,652,000 from $16,101,000 and system sales decreased $605,000 or 9% to $6,085,000 from $6,690,000 as compared to the nine months ended March 31, 2014. Revenues from our U.K. operations were 11,019,000GBP for the nine months ended March 31, 2015, an increase of 827,000GBP or 8%, compared with revenues of 10,192,000GBP for the nine months ended March 31, 2014. The U.S. dollar denominated revenue was $17,524,000 for the nine months ended March 31, 2015 as compared to $16,381,000 for the nine months ended March 31, 2014, which is an increase of $1,143,000 or 7%. The US dollar denominated revenue was negatively impacted by $263,000 because of the stronger U.S. dollar. For the nine months ended March 31, 2015, U.K. recurring revenues increased 948,000GBP or 13% to 8,319,000GBP from 7,371,000GBP and systems sales decreased 121,000GBP or 4% from 2,821,000GBP to 2,700,000GBP as compared to the nine months ended March 31, 2014. The increase in recurring revenues is primarily the result of increased sales of our Autowork Online, Autopart Online, and third party subscription based product lines. Revenues for our U.S. operations were $6,212,000 for the nine months ended March 31, 2015; a decrease of $198,000 or 3% compared with revenues of $6,410,000 for the nine months ended March 31, 2014. For the nine months ended March 31, 2015, U.S. recurring revenue increased $169,000 or 4% to $4,422,000 from $4,253,000 and system sales decreased $367,000 or 17% to $1,790,000 from $2,157,000 as compared with the nine months ended March 31, 2014.

Cost of Revenues. Total cost of revenues for the three and nine months ended March 31, 2015, were $3,342,000 and $9,856,000, respectively, compared with $3,484,000 and $9,955,000, for the three and nine months ended March 31, 2014, respectively. The decrease in cost of revenues for the three months ended March 31, 2015 was 4% or $142,000, when compared to the three months ended March 31, 2014. Our U.K. operations experienced an increase of 40,000GBP from 1,467,000GBP to 1,507,000GBP for three months ended March 31, 2015 when compared to the three months ended March 31, 2014. The U.S. dollar denominated decrease was $130,000, the result of the strength of the U.S. dollar. The U.S. operations experienced a decrease of $12,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

The decrease in the cost of revenues for the nine months ended March 31, 2015 was $99,000 or 1% as compared to the nine months ended March 31, 2014. Our U.K. operations experienced an increase of 2,000GBP from 4,306,000GBP to 4,308,000GBP and resulted in a U.S. dollar denominated decrease of $70,000 or 1% for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014, the result in the recent strength of the U.S. dollar. Our U.S. operations experienced a decrease of $29,000, compared to last year. The decrease costs are directly related to the decrease of $114,000 in professional service salaries and related expenses offset by a $70,000 increase in third party subscription costs we resell, for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014.

Gross Profit. Gross profit decreased $67,000 or 1.5% to $4,317,000 for the three months ended March 31, 2015, from $4,384,000 for the three months ended March 31, 2014.   The strength of the U.S. dollar resulted in a $161,000 reduction in gross profit. Gross profit increased $1,045,000 or 8% to $13,881,000 for the nine months ended March 31, 2015, from $12,836,000 for the nine months ended March 31, 2014. The increase in gross profit was the result of increased recurring revenue when compared to last year, partially offset by a negative impact of the stronger U.S. dollar.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
	Ended March 31,
	2015	2014	Variance $	Variance %
Research and development	$973,000	$985,000	$(12,000)	-1.2%
Sales and marketing	1,003,000	1,055,000	(52,000)	-4.9%
General and administrative	1,255,000	1,237,000	18,000	1.5%
Depreciation and amortization	120,000	251,000	(131,000)	-52.2%
Total Operating Expenses	$3,351,000	$3,528,000	$(177,000)	-5.0%

	For the Nine Months
	Ended March 31,
	2015	2014	Variance $	Variance %
Research and development	$2,854,000	$2,719,000	$135,000	5.0%
Sales and marketing	3,318,000	3,292,000	26,000	0.8%
General and administrative	4,325,000	3,797,000	528,000	13.9%
Depreciation and amortization	478,000	766,000	(288,000)	-37.6%
Total Operating Expenses	$10,975,000	$10,574,000	$401,000	3.8%

For the three months ended March 31, 2015, operating expenses decreased by $177,000, or 5% compared with the three months ended March 31, 2014. For the nine months ended March 31, 2015, operating expenses increased by $401,000 or 3.8% compared with the nine months ended March 31, 2014. This is due to the following:

Research and Development Expenses. Research and development expenses decreased by $12,000 or 1.2% for the three months ended March 31, 2015 and increased by $135,000 or 5% for the nine months ended March 31, 2015, compared to the three and nine months ended March 31, 2014. The increase for the nine months ended March 31, 2015 is primarily a result of an increase in the number of personnel working on customer development projects and development of new products, all being done in the U.K.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $52,000 or 5% during the three months ended March 31, 2015 as compared with the three months ended March 31, 2014 and increased by $26,000 or 1% for the nine months ended March 31, 2015 as compared with the nine months ended March 31, 2014. This decrease is primarily due to lower rebranding efforts for the current trade show activities, advertising, and sales expenses, compared to last year. Sales and marketing expenses increased slightly for the nine months ended March 31, 2015 as there are now dedicated sales personnel for the tire market, trader and other vertical markets in the U.K. business unit.

General and Administrative Expenses. General and administrative expenses increased by $18,000 or 2% to $1,255,000 for the three months ended March 31, 2015 as compared to $1,237,000 for the three months ended March 31, 2014. The increased expenses were primarily the result of additional salaries and benefits for administrative staff in the U.K. offset by lower administrative expenses in U.S. business units, compared to the three months ended March 31, 2014. For the nine months ended March 31, 2015, general and administrative expenses increased by $528,000 or 14% to $4,325,000 as compared to $3,797,000 for the nine months ended March 31, 2014. The increased expenses were primarily the result of additional salaries and benefits for administration staff in the U.K. and related to payroll taxes for bonuses paid out in the U.S. business units.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $131,000, or 52%, and $288,000, or 38%, for the three and nine months ended March 31, 2015, respectively, as compared to the three and nine months ended March 31, 2014, due to assets being fully depreciated.

Operating Income. Operating income was $966,000 for the three months ended March 31, 2015, an increase of $110,000 or 13% as compared to $856,000 for the three months ended March 31, 2014. Operating income was $2,906,000 for the nine months ended March 31, 2015, an increase of $644,000 or 29% as compared to $2,262,000 for the nine months ended March 31, 2014.

Interest expense. Interest expense was $4,000 for the three months ended March 31, 2015 and 2014, and decreased $28,000 or 76% to $9,000 from $37,000 for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014. The decrease in interest expense is related to a reduction in our total interest bearing liabilities.

Income Taxes. Income taxes increased by $48,000 or 24.9% to $241,000 from $193,000 for the three months ended March 31, 2015, and increased by $161,000, or 33.5%, to $642,000 from $481,000 for the nine months ended March 31, 2015 as compared to three and nine months ended March 31, 2014, because of increased earnings.

Net Income. As a result of the above, we reported net income of $721,000 for the three months ended March 31, 2015, compared with net income of $659,000 for the three months ended March 31, 2014, and net income of $2,255,000 for the nine months ended March 31, 2015, compared with a net income of $1,744,000 for the nine months ended March 31, 2014. The strength of the U.S. dollar resulted in a $34,000 reduction in net income.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in Europe, but with the introduction of new products and efforts to streamline our U.S. operations, we expect to see a continued increase in overall revenues with a contribution from U.S. operations in the fourth quarter of fiscal 2015.

At March 31, 2015, we had cash and cash equivalents of $5,555,000. During the nine months ended March 31, 2015, we experienced positive operating cash flow, but our cash position decreased by approximately $1,453,000 as compared to the nine months ended March 31, 2014, after capital expenditures of $1,519,000 and $1,025,000 were utilized to repurchase treasury shares. We currently have no interest bearing liabilities.

We expect to see positive earnings and cash flow from both the U.S. and U.K. operations for the balance of fiscal 2015, with continued growth in revenues and operating income from the U.S. operation. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next quarter, specifically due to additional products that have been developed by the U.S. operation which are currently being released to customers, and the continued growth of our Autopart line of products in the U.S. market.

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

Working Capital

Working capital at March 31, 2015, was $5,238,000, as compared to working capital of $5,599,000 at June 30, 2014. The working capital decrease resulted primarily from a $1,453,000 decrease in cash, a $154,000 increase in inventories, a $238,000 increase in prepaid expenses and other assets, a $235,000 decrease in accounts payable, a $179,000 decrease in accrued expenses, a decrease of $171,000 in sales tax payable, an increase of $108,000 in income tax payable, and a decrease of $316,000 in payroll and other taxes.

We intend to continue to work at maximizing customer retention by supplying and developing products that streamline and simplify customer operations, thereby increasing their profit margin. We expect to continue to build our recurring revenue stream. We believe that we can continue to grow our customer base through additional sales personnel, targeted media and marketing campaigns and products that completely fit clients’ requirements. We also intend to service existing clients to higher levels and increasingly partner with them so that together we and our customers will each both achieve our goals.

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

Item 4. Controls and Procedures

Disclosure of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.  From time to time, we may become involved legal proceedings, lawsuits, claims and regulations in the ordinary course of our business.

Item 1a. Risk Factors

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K filed on September 23, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

Share repurchase activity during the three and nine months ended March 31, 2015 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1, 2014 – July 31, 2014	0	$0	0	$0
August 1, 2014 – August 31, 2014	0	$0	0	$0
September 1, 2014 – September 30, 2014	3,254	$5.25	3,254	$2,671,571
Total for Three Months Ended September 30, 2014	3,254		3,254	$2,671,571

October 1, 2014 – October 31, 2014	19,542	$5.11	19,542	$2,571,707
November 1, 2014 – November 30, 2014	7,504	$5.46	7,504	$2,530,752
December 1, 2014 – December 31, 2014	5,213	$5.48	5,213	$2,502,189
Total for Six Months Ended December 31, 2014	35,513		35,513	$2,502,189

Total for Three Months Ended December 31, 2014	32,259		32,259	$2,502,189
January 1, 2015—January 31, 2015	0	$0	0	$2,502,189
February 1, 2015—February 28, 2015	800	$5.53	800	$2,497,764
March 1, 2015—March 31, 2015	7,732	$5.45	7,732	$2,455,599
Total for Three Months Ended March 31, 2015	8,532		8,532	$2,455,599
Total for Nine Months Ended March 31, 2015	44,045		44,045	$2,455,599

(1)	The shares repurchased in the nine months ended March 31, 2015, were under our stock repurchase program that was originally announced on November 8, 2011, with an authorized level of $250,000, which was increased by an additional $500,000 on December 19, 2011, an additional $2.0 million on March 5, 2012, and an additional $2.0 million on June 22, 2012. On September 28, 2012, our Board of Directors authorized an increase in the existing stock repurchase program for us to repurchase an additional $2.0 million (or $6.75 million in the aggregate since the beginning of the calendar year 2011) of our outstanding shares of common stock from time to time, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan previously established by us. The aforementioned program, as amended, does not have an expiration date.

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

MAM Software Group, Inc.

Date: May 6, 2015	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2015	By:	/s/ Charles F. Trapp
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

-12-