Form 10-K
period 2015-06-30
MAM SOFTWARE GROUP, INC.
filed 2015-09-24
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

(Address of principal executive offices) (Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No  ☑

As of December 31, 2014 14,280,694 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2014, the last business day of the second fiscal quarter, was approximately $29,176,000, based on the average high and low price of $5.77 for the registrant’s common stock as quoted on NASDAQ Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 14,274,548 shares of its common stock outstanding as of September 22, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

Our Markets

We provide software, information and related services to businesses engaged in the automotive aftermarket in the U.S., Canada, U.K. and Ireland. The automotive aftermarket consists of businesses associated with the life cycle of a motor vehicle from when the original manufacturer’s warranty expires to when the vehicle is scrapped. Products sold by businesses engaged in this market include the parts, tires and auto services required to maintain and improve the performance or appeal of a vehicle throughout its useful life. The Company aims to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

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

The Company’s revenues are derived from the following:

•	The sale of business management systems comprised of proprietary software applications, implementation and training.
•	Providing subscription-based services, including software support and maintenance, and online services for a fee.
•	Delivering our business management, commonly known as Software as a Service “SaaS”.
•	Delivering our catalogue information as a service, commonly known as Data as a Service “DaaS”.

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

Our catalog information is also available in the cloud as DaaS. We centrally host and maintain the data, which is accessed by users via a desktop application, web application or integrated into their business-to-consumer (B2C) website.

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

Operations

We are a technology holding company that operates through two wholly owned subsidiaries; one based in the U.S., MAM Software, Inc. (“MAM US”) which is located in Allentown, Pennsylvania, and one based in the U.K., MAM Software Limited (“MAM Ltd.”) which is located in Tankersley, Barnsley, U.K. The subsidiaries operate independently from one another.

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

Continuing market conditions related to the overall downturn in the consumer market are also directly affecting the confidence and ability of businesses to invest in new systems. The industry’s response to this has been to introduce incentive and discount programs, but to date it is uncertain whether this approach will be successful long term.

The Company believes that growth in the automotive aftermarket will continue to be driven by the following factors:

•	gradual growth in the aggregate number of vehicles in use;

•	an increase in the average age of vehicles in operation, now estimated to be 11.5 years;

•	growth in the total number of miles driven per vehicle per year; and

•	increased vehicle complexity.

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

Business Management Systems

MAM’s business management systems meet the needs of warehouse distributors, part stores and automotive service providers as follows:

Warehouse Distributors

Autopart. This is a U.K.-developed product that is sold and promoted both in the U.S. and in the U.K. In the U.S., it is sold by MAM Software, Inc., and in the U.K., it is sold by MAM Software Limited. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities, a fully integrated accounting module, a warehouse management module, and a business intelligence reporting module. It also allows the distributor to connect with their customers through our OpenWebs™ ecommerce solutions.

Autopart can be delivered as an on premise solution and sold via the traditional perpetual licensing model. Autopart Online is a hosted or ‘cloud’ based version of our Autopart solution and is delivered as a service over the Internet, commonly known as SaaS.

Parts Stores

Autopart. This is a U.K.-developed product that is sold in both the U.S. and U.K. In the U.S. it is sold by MAM Software, Inc. and in the U.K. by MAM Software Limited. This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities a fully integrated accounting module and a business intelligence reporting module. It also allows parts stores to connect with their automotive service customers through VAST, Autowork Online or, OpenWebs™ ecommerce solutions.

Autopart can be delivered as an on premise solution and sold via the traditional perpetual licensing model. Autopart Online is a hosted or ‘cloud’ based version of our Autopart solution and is delivered as a service over the Internet, commonly known as SaaS.

Automotive Service Providers

VAST. This product is designed for and targeted to large- to medium- sized automotive service and tire chains that seek to manage multiple locations and inventories for a regional area it is also suited to managing single location stores that are part of a franchise or a buying group. VAST provides point-of-sale, inventory management, electronic purchasing and customer relationship management capabilities. It also allows the service provider to connect with parts and tires warehouse distributors and parts stores through either VAST’s online services and products or other industry connectivity solutions.

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

Vertical Markets

Trader. This is a U.K.-developed product that is sold in the U.K. by MAM Software Limited. This product is designed for and targeted at generic wholesalers and distributors. Based on the Autopart codebase, the product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module.

Information Products

The Company provides product catalog and vehicle repair information required to enable point-of-sale transactions. These proprietary database products and services generate recurring revenues through monthly or annual subscription fees.

MAM Software Limited develops and maintains proprietary information products that differentiate its products from those of the majority of its competitors in the U.K. In North America, MAM Software, Inc. develops and maintains a proprietary workflow capability that integrates information products sourced from its suppliers such as Epicor (formerly Activant), and WHI for its automotive parts and tire customers, including warehouse distributors, parts stores and automotive service providers. In April 2014, MAM Software, Inc. launched an information product developed specifically for the U.S. and Canada.

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

In addition, information products developed or resold by MAM Software, Inc. include Interchange Catalog, a database that provides cross references of original equipment manufacturer part numbers to aftermarket manufacturer part numbers; Price Updating, a service that provides electronic price updates following a price change by the part manufacturer; Labor Guide, a database used by automotive service providers to estimate labor hours for purposes of providing written estimates of repair costs to customers; Scheduled Service Intervals, a database of maintenance intervals; and Tire Sizing, a database that cross-references various tire products and applications.

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

OpenWebs™ e-Commerce Browser Services

In the U.S. and Canada, VAST’s e-commerce browser services enable warehouse distributors and parts stores to provide an online service to automotive service providers for the purpose of purchasing parts and tires, accessing account information and other browser-based channel management services.

Autonet

In the U.K., MAM Ltd.’s Autonet online services connect manufacturers, warehouse distributors, parts stores and automotive service providers for the purpose of purchasing parts and tires, fleet and national account transaction processing and product information and price distribution.

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

Both MAM Software, Inc. and MAM Software Limited also provide a customer-only support portal that allows customers direct access to tutorials, on-line documentation and information related to products and services. New customers enter into support service agreements, and most retain such agreements for as long as they own the system. Monthly fees vary with the number of locations and the software modules, information products and online services subscribed to. The agreements are generally month-to-month agreements. The Company offers training at both MAM Software, Inc.’s and MAM Software Limited’s facilities, as well as the customers’ facilities and online for product updates or to introduce specific new capabilities.

Both MAM Software, Inc. and MAM Software Limited’s catalog information products are delivered by its Autocat teams, based in Allentown, Pennsylvania and Wareham, England. The Autocat product teams source, standardize and format data collected in an electronic format from over 300 automotive parts manufacturers in both regions and the data is provided to its customers via the Internet.

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

Research and Development

The Company spent approximately $3.9 million in fiscal 2015 on research and development, with approximately $1.0 million spent by MAM US and $2.9 million by MAM Ltd. The Company spent approximately $3.7 million in fiscal 2014 on research and development, with approximately $0.9 million spent by MAM US and $2.8 million by MAM Ltd.

Patent and Trademark

We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We have not sought patent protection for any of our products. We have registered our business name, “MAM Software,” with the U.S. Patent and Trademark office. In addition, we have registered our tagline, “Driving Business Performance,” with the U.S. Patent and Trademark office.

Customers

During the years ended June 30, 2015 and 2014, no customer accounted for 10% of the Company’s total revenues.  The Company’s top ten customers collectively accounted for 16% of total revenues during fiscal 2015 and 11% of total revenues during fiscal 2014. Some of the Company’s top customers in North America include Autopart International, AutoZone, Monro Muffler Brake, Sullivan Tire & Auto Service, and U.S. AutoForce. In the U.K. and Irish markets, MAM Ltd.’s top customers include Dingbro, Euro Car Parts, Andrew Page LTD and Alliance Automotive U.K. LTD.

Competition

In the U.S. and Canada, MAM US competes primarily with Epicor Inc. (formerly Activant, Inc.) and WHI and several smaller software companies, including Autologue, DST and Fuse 5. VAST competes primarily with Maddenco, ASA, Tasco and RO Writer who all provide similar products and services to the U.S. automotive aftermarket. Additionally, an ongoing competitive threat to the Company comes from custom-developed, in-house systems, information products and online services. For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group, each have developed their own business management systems and electronic automotive parts catalogs for their stores and members, although the Company currently has a partnership agreement with each of these companies to supply their information products through the Company’s solutions.

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

Within the warehouse distribution segment, the Company will promote its Autopart product which enables large warehouses with hundreds of thousands of parts to locate, manage, pack and deliver the parts with ease and efficiency. The Company’s prospective customers are moving towards modern solutions which integrate easily with third-party e-commerce solutions. The Company has been selling Autopart successfully in the U.K. and Ireland since 2000, and feels that the success of this product in the U.K. will help to establish this product in the U.S.

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

The auto parts segment within the auto service space has many competitors who have developed applications for single location auto service shops. Many of these have been developed by parts distributors like NAPA and Advance Auto Parts. While these applications do well in a small single location store, they are not widely distributed in the multi-store location segment of the auto parts business. The Company believes that its Autowork Online product is highly suited to single store locations. The strategy for generating revenue in this sector of the market will be to establish reseller agreements with distributor partners. In addition, it will focus on multi-store locations for which its product VAST is highly suited. The Company believes that this multi-store ability offers strong opportunities to beat the competition in this area and quickly increase the Company’s customer base.

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

In the U.K., MAM Ltd. continues to compete primarily with Epicor, Inc., (formerly Activant, Inc.) in the component sector of automotive aftermarket. In the tire sector, MAM Ltd. competes primarily with CAM Systems, Tyreman and Team Systems. In the vertical markets now being targeted by MAM Ltd. in the U.K., the company competes with Kerridge, Chatsworth, EDP, Blue Rock, OGL and Ramtac. The Company feels that it provides a range of solutions that combine proven concepts with cutting-edge technology that are functional, effective and reliable. The Company feels that its focus towards continuing to provide solutions that enable business to find new efficiencies and increase existing efficiencies, as the Company develops its own products, will provide it an advantage over the competition. These efforts, together with strong post-sales support and ongoing in depth product and market support, will assist the Company in generating and maintaining its position within the market.

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

Company Information

MAM is a former subsidiary of a larger publicly traded company, which, in 2005, spun-off its software aftermarket services operating business through MAM. The Company currently has two wholly-owned operating subsidiaries: MAM Software Limited in the U.K., and MAM Software, Inc. in the U.S.

Our principal executive office is located at Maple Park, Maple Court, Tankersley, Barnsley, U.K. S75 3DP and our phone number is 011-44-122-635-2900. Our website address is www.mamsoftware.com. Information contained in our website does not form part of the report and is intended for informational purposes only.

Employees

The Company has 222 full-time employees: 2 at MAM Software Group, Inc., 65 at MAM US and 155 at MAM Ltd. comprised of 5 in management, 21 in sales and marketing, 48 in research and development, 75 in professional services and support and 6 in general and administration. MAM Software Group, Inc.’s 2 employees include one senior executive and one accountant. MAM US has 65 employees in the U.S. comprised of 1 in management, 13 in sales and marketing, 11 in research and development, 36 in professional services and support and 4 in general and administration.

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

Our business, financial condition and results of operations are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this Report and elsewhere, and may adversely affect our business, financial condition or results of operations. If any of these risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating our business.

Risks Related to the Company and Our Business

We may fail to address risks we face as a developing business  which could adversely affect the implementation of our business plan.

We are prone to all of the risks inherent in the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of the limited resources, problems, expenses, risks and complications frequently encountered by entities at our current stage of development.

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

As part of our growth strategy, we may seek to acquire or invest in complementary or competitive businesses, products or technologies. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We may allocate a significant portion of our available working capital to finance all or a portion of the purchase price relating to possible acquisitions. Any future acquisition or investment opportunity may require us to obtain additional financing to complete the transaction. The anticipated benefits of any acquisitions may not be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, any of which could materially adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering markets in which we have no or limited prior experience.

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

We depend on proprietary know-how to develop and protect our technologies and products, which rights may not offer us sufficient protection.

The software industry places considerable importance on obtaining intellectual property protection for new technologies, products and processes. Our success will depend on our ability to obtain and enforce protection for products that we develop, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties.

We rely upon trade secret protection for our confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques or gain access to our trade secrets or disclose our technology. We may not be able to meaningfully protect our trade secrets which could limit our ability to exclusively produce products.

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

We are subject to the risk that we are infringing on the proprietary rights of third parties. Although we are not aware of any infringement by our technology on the proprietary rights of others and are not currently subject to any legal proceedings involving claimed infringements, we cannot assure that we will not be subject to such third-party claims, litigation or indemnity demands and that these claims will not be successful. If a claim or indemnity demand were to be brought against us, it could result in costly litigation or product shipment delays or force us to stop selling such product or providing such services or to enter into royalty or license agreements.

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

If we lose key management or other personnel our business could suffer.

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

Risks Related to our Common Stock

Additional issuances of securities will dilute your stock ownership and could affect our stock price.

As of September 22, 2015, there were 15,064,336 shares of our common stock issued and 14,274,548 shares of our common stock outstanding. Our Certificate of Incorporation authorizes the issuance of an aggregate of 18,000,000 shares of common stock and 2,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. These shares are intended to provide us with the necessary flexibility to undertake and complete plans to raise funds if and when needed. In addition, we may pursue acquisitions that could include issuing equity, although we have no current arrangements to do so. Any such issuances of securities would have a dilutive effect on current ownership of MAM stock. The market price of our common stock could fall in response to the sale or issuance of a large number of shares, or the perception that sales of a large number of shares could occur.

The market for our common stock is limited and you may not be able to sell your common stock.

Our common stock is currently listed on the NASDAQ Capital Market. The market for purchases and sales of the Company’s common stock is limited and therefore the sale of a relatively small number of shares could cause the price to fall sharply. Accordingly, it may be difficult to sell shares quickly without significantly depressing the value of the common stock. Unless we are successful in developing continued investor interest in our common stock, sales of our common stock could continue to result in major fluctuations in the price of the common stock.

The price of our common stock is likely to be volatile and subject to fluctuations.

The market price of the securities of software companies has been especially volatile. Additionally, the lack of trading volume for our common stock may cause the market price of our common stock to be subject to fluctuations. If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. If the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our common stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

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

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our common stock.

Our certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include

•	authorizing the board to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;
•	limiting the persons who may call special meetings of stockholders; and
•	requiring advance notification of stockholder nominations and proposals.

In addition, the provisions of Section 203 of the Delaware General Corporation Law govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors.

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

If we are not able to comply with the applicable continued listing requirements or standards of the NASDAQ Capital Market, NASDAQ could delist our common stock.

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

In the event that our common stock is delisted from the NASDAQ Capital Market and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, our share price and trading volume could decline.

The trading market for our shares of common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our shares of common stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our common stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate offices are located at Maple Park, Maple Court, Tankersley, Barnsley, U.K. S75 3DP.

MAM US VAST Division has an office at 3435 Winchester Rd, Ste. 100, Allentown, PA, 18104 and the phone number at that office is 610-336-9045. The Allentown, Pennsylvania office is approximately 7,105 square feet in size and is leased for an approximate monthly cost of $15,800.

MAM US Autopart Division shares office space with the VAST Division and the telephone number is 610-351-2928.

MAM Ltd. has three offices. It has headquarters at Maple Park, Maple Court, Tankersley, S75 3DP, U.K. The phone number is 0-11-44-122-635-2900. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, U.K. The phone number is 44-160-449-4001. It has second regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, U.K. The phone number is 44-192-955-0922. MAM Ltd. leases approximately 15,250 square feet at its company headquarters at a monthly cost of approximately $19,800. It leases approximately 1,223 square feet at its Northampton office at a monthly cost of approximately $1,650 and approximately 717 square feet at its Wareham office at a monthly cost of approximately $900.

Item 3.	Legal Proceedings

Although there are no pending legal proceedings against the Company, from time to time, the Company may become involved in legal proceedings, lawsuits, claims and regulations in the ordinary course of its business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “MAMS.” As of September 22, 2015, there were approximately 344 shareholders of record and 14,274,548 shares of common stock issued and outstanding.

On September 22, 2015, the bid and ask prices of our common stock were $6.00 and $6.05 per share, respectively, as reported by the NASDAQ Capital Market. The following table shows the range of high and low bids per share of our common stock as reported by the NASDAQ Capital Market for the fiscal year periods indicated. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2014
	High	Low
1st Quarter ended September 30, 2013	$4.81	3.75
2nd Quarter ended December 31, 2013	$5.39	3.35
3rd Quarter ended March 31, 2014	$6.29	4.98
4th Quarter ended June 30, 2014	$5.94	4.91

	2015
	High	Low
1st Quarter ended September 30, 2014	$6.68	5.00
2nd Quarter ended December 31, 2014	$6.03	4.81
3rd Quarter ended March 31, 2015	$6.25	4.76
4th Quarter ended June 30, 2015	$5.75	5.00

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

Securities Authorized For Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

On April 1, 2015, the Company issued 14,814 shares of common stock valued at approximately $52,000 to the non - management members of the Board of Directors under the Company’s 2007 Long-Term Incentive Plan.

These issuances were not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act as a transaction by the Company not involving a public offering as the shares were granted as compensation for services and the recipients had access to adequate current public information concerning the Company.

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended June 30, 2015 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1, 2015—April 30, 2015	23,836	$5.27	23,836	$2,330,057
May 1, 2015—May 31, 2015	11,361	$5.43	11,361	$2,268,409
June 1, 2015—June 30, 2015	10,146	$5.50	10,146	$2,212,569
Total for Three Months Ended June 30, 2015	45,343	$5.36	45,343	$2,212,569

(1)	The shares repurchased in the year ended June 30, 2015, were under our stock repurchase program that was originally announced on November 8, 2011, with an authorized level of $250,000, which was increased by an additional $500,000 on December 19, 2011, an additional $2.0 million on March 5, 2012, and an additional $2.0 million on June 22, 2012. On September 28, 2012, our Board of Directors authorized an increase in the existing stock repurchase program for us to repurchase an additional $2.0 million (or $6.75 million in the aggregate since the beginning of the calendar year 2011) of our outstanding shares of common stock from time to time, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan previously established by us.

Item 6.	Selected Financial Data

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition is for the fiscal years ended June 30, 2015, and June 30, 2014, and should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” and “Business” sections in this Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our revenue and income are derived primarily from the sale of business management software, data, ecommerce solutions and services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the year ended June 30, 2015, we generated revenues of $31,638,000 and had net income of $3,005,000; 74% of these revenues came from the U.K. market.

We are headquartered in Tankersley, Barnsley, U.K. and maintain additional offices for our U.S. operating subsidiary in Allentown, Pennsylvania, and, for our U.K. operating subsidiary, in Northampton and Wareham. The software that we sell is Microsoft WindowsTM based technology. The four main products that we support in the U.S. cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Autopart product to new prospects.  Autopart enables large warehouses with hundreds of thousands of stock keeping units (sku’s) to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we also sell our Autopart product, which manages a jobber’s whole business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that the jobber’s client needs, either via the Internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable it to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST and Autowork Online. The fourth segment is the “OpenWebs™.” This technology allows these three separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real- time both up and down the supply chain. The U.K. market differs from that of the U.S. in that it does not have the same number of large warehouse distribution centers. In the U.K. we sell the Autopart product to the jobber market, but sell Autowork Online to the installer market.  In the U.K., we also sell our catalog solution, Autocat+, which is an Internet-based identification tool used by the warehouse distribution, jobber and installer.

To date, our management has identified five areas of focus to drive our business.  The first area is the continued growth of SaaS revenues derived from delivering our business management software via the ‘cloud’. To date, Autowork Online, our “installer” solution in the U.K. and Autopart Online, our parts store solution, are being delivered in this way.  Both products have been developed by MAM Ltd., our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end- users via the Internet and does not require them to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of June 30, 2015 we had 2,740 customers subscribing to this service.  A white label version of this product has been successfully launched into the U.S. market in conjunction with ALLDATA LLC. Autopart Online was launched in August 2011 in the U.K. and in 2014 in the U.S. As of June 30, 2015 we had 1,898 end users subscribing to this service.

The second area of focus is the sales and marketing strategy within the U.S. market. The U.S. business will continue to invest in sales and marketing activity to help further expand the MAM brand and build our pipeline in the U.S. market.

The third area of focus relates to the launch of our information service, Autocat+, in the U.S. Autocat+ is an auto parts catalog that uses the DaaS distribution model. MAM Ltd. centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application. Data can also be 'consumed' via a web service for integration into B2C websites. Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily.

In the U.K., there are approximately 11,500 end-users (warehouse distributors, parts stores and auto service providers) who use our information products, for which a monthly or annual subscription fee is charged. Our management believes that launching a U.S. version of Autocat+ will help to sell our business management software solutions.

The fourth area is to continue working to sustain levels of growth in the U.K. business by focusing on additional vertical markets, which share common issues to that of the automotive market. We have developed a reputation of high levels of service and knowledge within the automotive market, and we are now working on replicating this reputation in these additional vertical markets.

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the year ended June 30, 2015, a number of new enhancements to our existing products creating additional value for existing and prospective customers.

In addition to supporting our traditional existing customer base, our development team is also working on a project for Goodyear to deliver their next generation point of sale ‘cloud’ solution.

At present, most of our customers in the U.K. have our software installed in-house. However, market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for these businesses to purchase supporting software and hardware for an on-premise system or the need to keep information technology personnel on staff to monitor and upgrade such a system.

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

Competition

In the U.S., the need for technology solutions has been accelerated by the expansion of large specialty parts retailers such as Advance Auto Parts, Inc. and large auto service chains like Monro, Muffler and Brake, Inc. This expansion has driven smaller competitors to computerize or upgrade their existing systems with more modern business management solutions enabled for information products and online services. Many of the systems used by smaller competitors today are older, character-based or systems developed in-house that have a limited ability to integrate current information products and online services.

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

Plans for Growth

We see opportunities to expand the breadth of our client base within the automotive industry and diversify into new industries with similarly complex needs. We plan to offer tailored business management and distribution software to the wholesale distributor market of the automotive industry. We have also started to expand and diversify our client and product mix in the U.K. to serve the lumber and hardware industries, which we believe have an unmet need for the efficiency offered by our suite of business software solutions and services. Our growth plans include adapting and updating our software products to serve other vertical markets as well as through potential acquisitions. While we have identified these vertical markets for potential growth for our software, our top execution priority remains automotive projects.

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

We have been promoting the “Trader” product to these markets, specifically targeting small and medium sized businesses with revenues of between $500,000 and $10 million. We are, and intend to continue, doing this through a number of channels, Internet, direct marketing, advertorials and trade shows. We have also looked to raise awareness of the Trader product by placing advertisements in trade journals and will continue to look to have articles and editorial reviews written about the product and its advantages for those operating within these markets. We have also been targeting small and medium sized businesses within these vertical markets with direct mail pieces such as product fliers, and case studies from the small client base we have in this market. These have then been followed up by MAM’s existing internal sales team to generate qualified leads for the external sales representatives.

We recognize that we need increased industry experience to sell effectively within these markets and therefore recruited a suitably experienced and qualified sales manager to lead this development. In addition to direct marketing we have attended trade shows and exhibitions that have given us the opportunity to invite businesses that we have targeted previously while giving us exposure to additional businesses that have not been contacted through our direct marketing efforts.

Strategic Goals

We hope to increase our share of the U.S. and Canadian markets by (i) increasing the sales and marketing presence of our Autopart product, (ii) focusing on the service station element of the market (iii) and establishing OpenWebs™ as the e-commerce standard within the Automotive market. In the U.K. we expect to continue to grow our market share through (i) moving our supply chain management software into new vertical markets, (ii) alliances with major manufacturers and national retail chains within the automotive aftermarket, and (iii) an increased marketing presence.

We believe that our successful experience within the automotive market will translate well into other vertical markets that have similarly complex supply chains. By developing specific sales teams with relevant market experience and supporting with them suitable marketing collateral, we believe that over time “Trader” can become an established product offering in these vertical markets. The Company plans, at this stage, to focus only on the U.K. for these additional vertical market opportunities.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. dollar was 74% and 73% for the year ended June 30, 2015 and 2014, respectively.   As the U.S. dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenue and income, which is reported in U.S. dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of MAM Ltd. are translated at the average exchange rate.  The exchange rate for MAM Ltd.’s operating results was US $1.5755 per GBP for the year ended June 30, 2015, compared with U.S. $1.6259 per GBP for the year ended June 30, 2014.

Assets and liabilities of MAM Ltd. are translated into U.S. dollars at the period-end exchange rates.  The exchange rate used for translating assets and liabilities of MAM Ltd. was U.S. $1.5717 per GBP at June 30, 2015 and U.S. $1.7028 per GBP at June 30, 2014.

Currency translation income (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($1,241,000) and ($65,000) as of June 30, 2015 and 2014, respectively.

Backlog

As of June 30, 2015, we had a backlog of unfilled orders of business management systems of $2,300,000 compared to a backlog of $2,047,000 at June 30, 2014.  We expect to fill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the fiscal year ended June 30, 2015 compared with the year ended June 30, 2014 were as follows:

Revenues. Revenues increased $948,000 or 3.1% to $31,638,000 for the year ended June 30, 2015, compared with $30,690,000 for the year ended June 30, 2014.  For the year ended June 30, 2015, recurring revenues increased $1,739,000 or 7.9% to $23,649,000 from $21,910,000 and system sales decreased $791,000 or 9.0% to $7,989,000 from $8,780,000.

Revenues in our U.K. operations were 14,907,000GBP for the year ended June 30, 2015 as compared to 13,753,000GBP for the year ended June 30, 2014. Revenues increased 1,154,000GBP or 8.4% primarily from increased recurring revenue and system sales. The U.S. dollar denominated revenue was $23,487,000 for 2015 as compared to $22,361,000 for 2014, an increase of $1,126,000 or 5.0%. For the year ended June 30, 2015, U.K. recurring revenues increased 1,253,000GBP or 12.6% to 11,222,000GBP from 9,969,000GBP and systems sales decreased 99,000GBP or 3% from 3,784,000GBP to 3,685,000GBP. The increase in recurring revenues is primarily the result of increased sales of our Autopart Online product. Autopart Online revenue increased $731,000 or 101% to $1,454,000 from $723,000.

Revenues in our U.S. operations decreased $178,000 or 2.1% to $8,151,000 for the year ended June 30, 2015 from $8,329,000 for the year ended June 30, 2014, the result of decreased software sales of $444,000 and increased recurring revenues of $267,000. U.S. revenue for VAST rental increased $249,000 or 48% to $446,000 as compared to $197,000 for the year ended June 30, 2014.

Cost of Revenues. Total cost of revenues increased $42,000 or 0.3% to $13,531,000 for the year ended June 30, 2015, compared with $13,489,000 for the year ended June 30, 2014. Cost of revenues as a percentage of revenues decreased from 44% for the year ended June 30, 2014 to 43% for the year ended June 30, 2015. The increased costs are directly related to the increase in revenue and from additional costs for salaries and related expenses as we continue to invest for the future.  MAM Ltd.’s expenses increased 261,000GBP or 5% to 6,034,000GBP for the year ended June 30, 2015 from 5,773,000GBP for the year ended June 30, 2014. U.K. expenses reported in U.S. dollars increased $121,000 or 1.3% primarily due to higher direct costs of 300,000GBP, primarily from additional online platform costs for both the Autopart Online of 105,000GBP and Autowork Online of 265,000GBP, as compared to the prior year. U.S. expenses decreased $79,000 to $4,024,000 from $4,103,000 for the year ended June 30, 2014. The decrease was primarily due to lower salaries and related benefits when compared to the prior year.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Year Ended June 30,
	2015	2014	$ Variance	% Variance
Research and development	$3,860,000	$3,694,000	$166,000	4.5%
Sales and marketing	4,319,000	4,384,000	(65,000)	-1.5%
General and administrative	5,490,000	5,636,000	(146,000)	-2.6%
Depreciation and amortization	599,000	1,031,000	(432,000)	-41.9%
Total Operating Expenses	$14,268,000	$14,745,000	$(477,000)	-3.2%

Operating expenses decreased by $477,000 or 3.2% for the year ended June 30, 2015 compared with the year ended June 30, 2014. This is due to the following:

Research and Development Expenses. Research and development expenses increased $166,000 or 4.5% for the year ended June 30, 2015, when compared with the previous fiscal year. This increase was due to an increase in engineering personnel and related costs of approximately $40,000 in the U.K. and additional software development costs that were no longer being capitalized of $120,000 in the U.S. when compared to the year ended June 30, 2014.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $65,000 or 1.5% for the year ended June 30, 2015 compared with the year ended June 30, 2014. The U.K. business experienced a decrease in expenses of approximately 13,000GBP from lower salesforce.com licensing costs offset by higher salaries and related traveling expenses but the strength of the dollar caused a variance of $90,000 compared to the prior year. For the year ended June 30, 2015, the U.S. business experienced an increase in expenses of approximately $30,000 for additional sales compensation expense, including additional travel expenses and related expenses of $100,000, offset by lower advertising and tradeshow expenses of $70,000, when compared to the year ended June 30, 2014.

General and Administrative Expenses. General and administrative expenses decreased by $146,000 or 2.6% to $5,490,000 for the year ended June 30, 2015 as compared to $5,636,000 for the year ended June 30, 2014. The decreased expenses were the result of a reduction to the reserve for bad debts of $200,000, approximately $120,000 of capitalization for general and administrative salaries that were dedicated to an ongoing and specific project, and a $260,000 reversal of prior year accruals offset by additional salaries and benefits of $300,000 for administration staff in the U.K. business unit. Additional expenses in the U.K. were approximately $80,000 for additional leasing and rental expenses, and an additional $130,000 for software and license expenses when compared to the year ended June 30, 2014.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $432,000 for the year ended June 30, 2015 as compared with the same period in 2014 due to assets being fully depreciated.

Interest Expense. Interest expense decreased by $27,000 to $13,000 for the year ended June 30, 2015. The decrease in interest expense is primarily related to our interest bearing loans all being fully repaid. HSBC cash interest was $0 for the year ended June 30, 2015 and debt issuance cost amortization was approximately $0, compared to cash interest of approximately $25,000 and debt issuance cost amortization of approximately $400 for the year ended June 30, 2014.

Income Taxes. Income taxes increased $78,000 to $822,000 for the year ended June 30, 2015, as compared to $744,000 for the year ended June 30, 2014. This increase was the result of increased profits in fiscal 2015 when compared to 2014.

Net Income. We realized income of $3,005,000 for the year ended June 30, 2015 compared with income of $1,672,000 for the year ended June 30, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in the U.K., but with the introduction of new products and our efforts to streamline our U.S. operations, our current plan anticipates that our U.S. operations will increase revenue and profits upon acceptance of these new products in fiscal 2016. We expect to invest in additional sales and marketing staff and to increase our professional services and support staff.

During the year ended June 30, 2015, we re-purchased 215,928 shares of our common stock at a cost of $1,278,000. All interest bearing debt has been repaid.

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

Working Capital

Working capital at June 30, 2015 was $5,669,000 compared to $5,599,000 at June 30, 2014. The working capital increase resulted primarily from a $215,000 decrease in cash, a $386,000 increase in net accounts receivable, a decrease of $26,000 in inventories, an increase of $217,000 in prepaid expenses and other current assets, a $514,000 increase in accounts payable, a $341,000 increase in accrued expenses and other liabilities, a $477,000 decrease in accrued payroll and other taxes, a decrease of $114,000 in the current portion of deferred revenue, a decrease of $43,000 in sales tax payable, and an increase of $71,000 in income tax payable.

Capital Expenditures

Capital expenditures for the years ended June 30, 2015 and 2014 were $2,094,000 and $747,000, respectively.

HSBC Bank plc.

On October 25, 2010, MAM Ltd. entered into a three-year term loan agreement with HSBC Bank plc. (“HSBC”) as lender (the “HSBC Term Loan”). The HSBC Term Loan provided for £1,324,550 (approximately $2.0 million at the exchange rate on October 25, 2010) with a term of three years from the date the HSBC Term Loan was first drawn down. The HSBC Term Loan was repaid in thirty-six (36) monthly installments, inclusive of interest, together with such sums in the final month to discharge the balance of the HSBC Term Loan.

The interest rate under the HSBC Term Loan was 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totaled 3.4% at June 30, 2013.

The HSBC Term Loan was secured by the following instruments: a guarantee granted by the Company, VAST and Autopart in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would have created fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of approximately $60,000 related to the HSBC Term Loan, which was amortized over the life of the loan. Amortization expense was $0 and $1,000 for the years ended June 30, 2015 and 2014, respectively.

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

Summary

We expect to see continued revenue growth from both the U.S. and U.K. operations during fiscal 2016 with increase operating income from the U.K. Our U.S. operating income will be negatively impacted by our investment in new staff for sales and marketing and professional services and support. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to new products and modules being released as well as enhancements to existing products.

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

Revenues in the U.K. are continuing to generate positive cash flow and free cash and the U.S. operations are also generating free cash flow but corporate expenses resulted in a negative cash flow for the year ended June 30, 2015. Our current plans still require us to hire additional sales and marketing staff and to support expanded operations overall.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. The allowance for doubtful accounts is subject to estimates based on the historical actual costs of bad debt experienced, total accounts receivable amounts, age of accounts receivable and any knowledge of the customers’ ability or inability to pay outstanding balances. If the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2015, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during the period from non-owner sources. For the years ended June 30, 2015 and June 30, 2014, the components of comprehensive income consisted of changes in foreign currency gains (losses).

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, notes to the consolidated financial statements and report of the Company’s independent registered accountant required to be filed in response to this Item 8 begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 based  on  the  criteria  set forth  in Internal  Control—Integrated  Framework  issued  by  the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth fiscal quarter of the fiscal year ended June 30, 2015 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name	Age	Position
Michael Jamieson	48	Chief Executive Officer and Director
Charles F. Trapp	66	Chief Financial Officer
Lee Broad	42	Chief Technology Officer
Gerald M. Czarnecki	75	Chairman of the Board of Directors
Dwight B. Mamanteo	46	Director
Frederick Wasserman	61	Director
W. Austin Lewis IV	39	Director
Peter H. Kamin	53	Director

Michael Jamieson was appointed to the Board and to the position of interim Chief Executive Officer in February 2010.  He became the Company’s CEO in June 2010.  Mr. Jamieson previously served as Chief Operating Officer and a director of the Company from December 2005 to March 2007.  Mr. Jamieson has served as Managing Director of MAM’s subsidiary, MAM Software Limited, since 2004.  Mr. Jamieson joined MAM Ltd. in 1991 in its installation and configuration department and has held a number of positions within MAM Ltd.'s implementation and support departments until his appointment as Department Manager for Workshop and Bodyshop Systems in 1995. Mr. Jamieson was promoted to the position of Associate Director of Workshop and Bodyshop Systems in 2002 before taking his role as Managing Director of MAM Ltd. in 2004. Mr. Jamieson brings to the Board significant expertise in the automotive aftermarket software industry, as well as experience in international business technology and extensive management and operating experience. Having in excess of 20 years’ experience with the Company, Mr. Jamieson brings unparalleled knowledge of the Company and its operations and understanding the markets the Company operates in as well as the challenges to opening up new markets whether in the United States or elsewhere around the world.

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

Dwight B. Mamanteo became a Director of the Company on March 1, 2007. Mr. Mamanteo serves as the Chairman of the Company’s Compensation Committee and as a member of the Company’s Audit Committee and a member of the Company’s Governance and Nomination Committee. Since November 2004, Mr. Mamanteo has served as a Portfolio Manager at Wynnefield Capital, Inc., a private investment management firm. Since January 2014, Mr. Mamanteo has served on the Board of Directors of GlyEco, Inc. (OTCBB: GLYE), a green chemistry company with a patent-pending technology for recycling waste glycol, a hazardous material, into usable, clean glycol. Mr. Mamanteo serves as the Chairman of the Board, as a member of the Compensation Committee and as a member of the Governance and Nominating Committee. From June 2013 to October 2014, Mr. Mamanteo has served on the Board of Directors of ARI Network Services, Inc. (NasdaqCM: ARIS), a provider of products and solutions that serve several vertical markets with a focus on the outdoor power, power sports, marine, RV, and appliance segments. Mr. Mamanteo serves as the Chairman of the Governance Committee and as a member of the Compensation Committee. From March 2012 to April 2012, Mr. Mamanteo served on the Board of Directors of CDC Software Corp. (NasdaqCM: CDCS), a provider of Enterprise CRM and ERP software designed to increase efficiencies and profitability. Mr. Mamanteo served as a member of the Audit Committee. From April 2009 to November 2010, Mr. Mamanteo served on the Board of Directors of EasyLink Services International Corporation (NasdaqCM: ESIC), a leading global provider of on-demand electronic messaging and transaction services that help companies optimize relationships with their partners, suppliers, customers, and other stakeholders. From December 2007 to November 2008, Mr. Mamanteo served on the Board of Directors and as the Chairman of PetWatch Animal Hospitals, Inc. (a private company), a provider of primary care and specialized services to companion animals through a network of fully owned veterinary hospitals. From September 2005 to November 2007, Mr. Mamanteo served on the Board of Directors of Sherpa Service Corps, Inc. (a private company), a service provider enabling subscribing institutions to accelerate academic and other institutions’ enrollment of international students and facilitating the institutions’ compliance with federal statutory obligations. Prior to joining Wynnefield Capital, Mr. Mamanteo worked in the field of technology for over 10 years in various positions for BEA Systems, VISA International, Ericsson, UNISYS, and as an independent consultant. Mr. Mamanteo received an M.B.A. from the Columbia University Graduate School of Business and a BS in Electrical Engineering from Concordia University (Montreal). Mr. Mamanteo brings to the Board valuable business and finance experience, particularly the experience of a professional who has had experience in other industries by virtue of his investing experience as well as related operational experience gained in such technology companies as BEA, Ericsson and UNISYS.

Frederick Wasserman became a Director of the Company on July 17, 2007. Mr. Wasserman is the Chairman of the Audit Committee and is a member of the Governance and Nomination Committee and Compensation Committee. Mr. Wasserman is President of FGW Partners, LLC, a financial management consulting firm he started, effective as of May 1, 2008. From August 2005 to December 2006, he served as Chief Operating and Chief Financial Officer of Mitchell & Ness Nostalgia Company, a manufacturer of licensed sportswear. From January 2001 to February 2005, he served as President and Chief Financial Officer of Goebel of North America, a subsidiary of the manufacturer of M.I. Hummel products, W. Goebel Porzellanfabrik Company. He also brings 13 years of public accounting experience, most notably work with each of Coopers & Lybrand and Eisner & Company. He received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School, and has been a Certified Public Accountant. Mr. Wasserman also serves as a Director for the following companies: Breeze-Eastern Corporation (Chairman- Audit Committee; Compensation Committee), DLH Holdings Corp. (Chairman- Board of Directors); SMTC Corporation (Chairman of Audit Committee); and National Holdings, Inc. (which acquired Gilman + Ciocia, Inc. on October 15, 2013) (Member- Audit Committee; Co-Chair- Strategy Committee). From December 2006 to August 2010, Mr. Wasserman served on the Board of Directors of Allied Defense Group (Member-Audit Committee, Ethics and Governance Committee). From July 2007 to August 2010, he served on the Board of Directors of Crown Crafts, Inc. Mr. Wasserman brings strong audit and accounting credentials to the Board, credentials, which in addition to enabling him to serve as our audit committee chairman and financial expert, also enable him to assure best accounting and financial management practices throughout the Company. In addition, his experience has a chief financial officer and/or financial consultant at several companies is an invaluable resource for the Board and Company.

W. Austin Lewis IV was appointed to the Board on January 27, 2009. Mr. Lewis serves as a member of the Audit Committee, is a member of the Governance and Nomination Committee, and the Compensation Committee. He currently serves as CEO, CFO, and a director of Paid, Inc., an Internet e-commerce company, as well as the Chief Executive Officer of Lewis Asset Management Corp., an investment management company headquartered in New York City which he founded in 2004. From 2003 to 2004, Mr. Lewis was employed at Puglisi & Company, a New York based broker-dealer registered with FINRA, where he served as a registered representative and managed individual client accounts, conducted due diligence for investment banking activities and managed his own personal account. In 2002, Mr. Lewis co-founded Thompson Davis, & Company, Inc., a registered broker-dealer headquartered in Richmond, Virginia. From 1998 to 2002, Mr. Lewis was employed by Branch Cabell and Company, Inc. in Richmond, Virginia (“Branch Cabell”) where he was a registered representative. Following the November 2000 acquisition of Branch Cabell by Tucker Anthony Incorporated (“Tucker Anthony”), Mr. Lewis served as a Vice-President for Tucker Anthony and subsequently RBC Dain Rauscher, Inc. which acquired Tucker Anthony in August of 2001. Mr. Lewis received his Bachelor of Science degree in Finance and Financial Economics from James Madison University in 1998. Mr. Lewis brings to the Board significant experience as an early-stage investor, principally in the information technology industry through his position as CEO of Lewis Asset Management. In addition, his experience in several facets of the financial industry provide him with a unique perspective on the opportunities and challenges facing early stage companies.

Peter H. Kamin was appointed to the Board on May 18, 2012. Mr. Kamin serves as a member of the Compensation Committee, is a member of the Governance and Nomination Committee, and the Audit Committee. Peter H. Kamin is the founder and Managing Partner of 3K Limited Partnership. For the 11 years preceding the formation of 3K, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P. Peak was a limited partnership, organized to make investments in a select number of domestic public and private companies. Mr. Kamin is presently a Director of Ambassadors Group, Inc., Rand Worldwide, Inc., Tile Shop Holdings, and several privately held companies. Mr. Kamin has previously served as a Director of a number of public and privately held companies. Mr. Kamin holds a BA from Tufts University and an MBA from Harvard’s Graduate School of Business.  Mr. Kamin brings to the Board valuable business and finance expertise, due to his significant experience as a director of a publicly held companies and his substantial experience as an investor.

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

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor has (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

In addition, the Company is not engaged in, nor is it aware of any pending or threatened, litigation in which any of its directors, executive officers, affiliates or owner of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common stock must report on their ownership of the Common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended June 30, 2015, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or ten percent stockholders other than as listed in the table below:

Name	Number of Late Reports	Description
Michael Jamieson	1	1 transaction was not reported on a timely basis (upon the acquisition of shares).

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

MAM Software Group, Inc.

Attention: Investor Relations

3435 Winchester Road

Allentown, Pennsylvania 18104

(610) 336-9045

Item 11.	Executive Compensation.

Summary Compensation Table for Fiscal Years 2015, 2014, and 2013

The following table sets forth information for the fiscal years ended June 30, 2015, 2014, and 2013 concerning the compensation paid and awarded to (a) our Chief Executive Officer, Michael G. Jamieson, as of the end of our fiscal year ended June 30, 2015, (b) our Chief Financial Officer, Charles F. Trapp, as of the end of our fiscal year ended June 30, 2015, and (c) our Chief Technology Officer, Lee Broad, as of the end of our fiscal year ended June 30, 2015.

Name and				Stock	Option	Plan	Compensation	Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)(4)	($)	($)	($)	($)(5)	($)

Michael G. Jamieson, (1)	2015	281,000	84,000	645,000	—	—	—	—	1,010,000
Chief Executive Officer,	2014	287,000	27,000	1,471,000	—	—	—	—	1,785,000
President and Director	2013	259,000	25,900	20,000	—	—	—	—	304,900

Charles F. Trapp (2)	2015	225,230	59,000	387,000	—	—	—	7,950	679,180
	2014	225,230	—	883,000	—	—	—	7,650	1,115,880
	2013	214,500	21,450	8,000	—	—	—	7,350	251,300

Lee Broad (3)	2015	197,000	45,000	296,000	—	—	—	—	538,000
	2014	203,000	—	—	—	—	—	—	203,000

(1)	Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2015 as MAM’s Chief Executive Officer and President. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 178,200GPB per year. The amount shown for 2015 was translated to U.S. dollars based on a June 30, 2015 currency conversion rate of 1 GBP = US$1.5755 (or $281,000). Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors. Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2015 as MAM’s Chief Executive Officer and President. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 178,200GPB per year. The amount shown for 2014 was translated to U.S. dollars based on a June 30, 2014 currency conversion rate of 1 GBP = US$1.6259 (or $287,000). Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries during fiscal 2013 as MAM’s Chief Executive Officer and President. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 165,000 GPB per year. The amount shown for 2013 was translated to U.S. dollars based on a June 30, 2013 currency conversion rate of 1GBP = US$1.5676 (or $259,000). Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors. Mr. Jamieson did not receive any additional compensation for his services as a director on our Board of Directors.

(2)	Mr. Trapp was appointed Vice President Finance and Chief Financial Officer effective as of December 1, 2007. For the year ended June 30, 2015, the amount shown in the table reflects salary in the amount of $225,320 earned for services in these capacities and includes $24,000 contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. For the year ended June 30, 2014, the amount shown in the table reflects salary in the amount of $225,320 earned for services in these capacities and includes $24,000 contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. For the year ended June 30, 2013, the amount shown in the table reflects salary in the amount of $214,500 earned for services in these capacities and includes $22,500 contributed by Mr. Trapp to the Company’s plan established under section 401(k) of the Internal Revenue Code of 1986, as amended. The amount also includes 11,900 shares of common stock valued at the market price on the date of issuance in lieu of $35,700.

(3)	Reflects salary paid to Mr. Broad for services rendered to us and our subsidiaries during fiscal 2015 as MAM’s Chief Technology Officer. Salary was paid by a subsidiary of the Company in British pounds at an annual salary of 125,000GPB per year. The amount shown for 2015 was translated to U.S. dollars based on a June 30, 2015 currency conversion rate of 1 GBP = US$1.5755 (or $197,000). The amount shown for 2014 was translated to U.S. dollars based on a June 30, 2014 currency conversion rate of 1 GBP = US$1.6259 (or $203,000).

(4)

For Mr. Jamieson, in 2015 the amount shown in the “Stock Awards” column reflects the vested date fair value of awards vesting during fiscal 2015 measured in accordance with Accounting Standards Codification Topic 718.  On September 22, 2014, the Company released from escrow 109,252 shares of common stock valued at approximately $645,000 to Mr. Jamieson which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements.  The Company withheld 31,957 shares which were used to pay income taxes and those shares were retired by the Company.

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

For fiscal 2014 and 2013, the amount shown in the “Stock Awards” column reflects the grant date fair value of awards granted during fiscal 2014, and 2013 measured in accordance with Accounting Standards Codification Topic 718. For stock awards to Mr. Jamieson, stock awards represent an award on June 30, 2010 of 50,000 shares of Common stock with a grant date closing price of $0.80 per share. The shares vested ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. On June 30, 2013, 25,000 shares vested.

For Mr. Trapp, in 2015 the amount shown in the “Stock Awards” column reflects the vested date fair value of awards vesting during fiscal 2015 measured in accordance with Accounting Standards Codification Topic 718.  On September 22, 2014, the Company released from escrow 65,551 shares of common stock valued at approximately $387,000 to Mr. Trapp which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements.  The Company withheld 34,390 shares which were used to pay income taxes and those shares were retired by the Company.

For Mr. Trapp, in 2014 the amount shown in the “Stock Awards” column reflects the vested date fair value of awards vesting during fiscal 2014 measured in accordance with Accounting Standards Codification Topic 718.  On April 10, 2014, the Company released from escrow 174,804 shares of common stock valued at approximately $883,000 to Mr. Trapp which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements.  The Company withheld 66,589 shares which were used to pay income taxes and those shares were retired by the Company.

For stock awards to Mr. Trapp in 2014 and 2013, ,the Stock Awards column represent an award on June 30, 2010 of 20,000 shares of Common stock with a grant date closing price of $0.80 per share. The shares vested ratably over a three-year period, with 20% vesting on the first anniversary of the Stock Grant, 30% vesting on the second anniversary of the Stock Grant, and 50% vesting on the third anniversary of the Stock Grant. On June 30, 2013, 10,000 shares vested.

(5)	Includes contributions to the Company’s 401(k) Plan for the benefit of Mr. Trapp.

Employment Agreements

On July 13, 2010, the Compensation Committee of the Board of Directors approved employment agreements, including a bonus plan, with each of Michael Jamieson, our President and Chief Executive Officer and Charles F. Trapp, our Executive Vice President and Chief Financial Officer. Such employment agreements and bonus plans were entered into as of July 1, 2010 (the “Effective Date”), the first day of our 2011 fiscal year. Effective July 1, 2012, the Company extended the employment agreements from the original term of three (3) years to five (5) years, commencing July 1, 2012. As a result of the amendments, the employment terms were extended through June 30, 2015, but are automatically extended for additional one year periods unless terminated by the executive or us.

Michael Jamieson Employment Agreement

The Employment Agreement with Mr. Jamieson (the “Jamieson Agreement”) was for an initial term of three years from the Effective Date, but as a result of the amendment, the employment term was extended through June 30, 2015. The Executive’s employment will be automatically extended after June 30, 2015 for additional one year periods unless terminated by Mr. Jamieson or us. Mr. Jamieson received an annual base salary of 178,200GBP (approximately U.S. $281,000) for fiscal 2015 and received a base salary 178,200GBP for fiscal 2014 (approximately $290,000), payable in British Pounds Sterling.

Mr. Jamieson is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by our Compensation Committee of our Board of Directors (“Compensation Committee”) or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established a Revenue related target, an EBITDA-related target, and Strategic targets for the fiscal year ended June 30, 2015, with respect to Mr. Jamieson’s potential incentive bonus for fiscal 2015.

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

On September 18, 2014, the Company released from escrow 109,253 shares of common stock which vested pursuant to the terms of the grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the executives employment agreements. The Company withheld 31,957 shares which were used to pay taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s Common stock trades at or above $7 for the previous 30 day VWAP.
-	30% when the market price of the Company’s Common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $244,000 and as of June 30, 2015, the total amount of stock based compensation has been expensed. The Company recorded an expense $55,000 and $87,000 from the amortization of the restricted shares for the years ended June 30, 2015 and 2014, respectively. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

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

Charles F. Trapp Employment Agreement

The Employment Agreement with Mr. Trapp (the “Trapp Agreement”) was for an initial term of three years from the Effective Date, but as a result of the amendment, the employment term was extended through June 30, 2015. The Executive’s employment shall be automatically extended after June 30, 2015 for additional one year periods unless terminated by Mr. Trapp or us. Mr. Trapp received an annual base salary of $225,000 for fiscal 2015, and will receive a base salary $225,200 for fiscal 2015 payable in U.S. dollars.

Mr. Trapp is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established a Revenue related target, an EBITDA-related target and Strategic targets for the fiscal year ended June 30, 2015, with respect to Mr. Trapp’s potential incentive bonus for fiscal 2015.

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

On September 18, 2014, the Company released from escrow 65,551 shares of common stock which vested pursuant to the terms of the grant as the market price threshold of the common stock had been achieved. The shares were issued pursuant to the Company’s LTIP and the executives employment agreements. The Company withheld 34,390 shares which were used to pay taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s Common stock trades at or above $7 for the previous 30 day VWAP.
-	30% when the market price of the Company’s Common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $146,000 and as of June 30, 2015, the total amount of stock based compensation has been expensed. The Company recorded an expense of $55,000 and $52,000 from the amortization of the unvested restricted shares for the years ended June 30, 2015 and 2014, respectively. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

The Trapp Agreement provides that in the event Mr. Trapp’s employment is terminated by the Company other than for cause or disability, or Mr. Trapp shall terminate his employment for good reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary.

Lee Broad Employment Agreement

The Employment Agreement with Mr. Broad (the “Broad Agreement”) is for an initial term of two years from July 1, 2013, and is automatically renewable for successive one-year periods unless terminated by Mr. Broad or the Company. Mr. Broad received an annual base salary of 125,000GBP (approximately $196,000), payable in British Pound Sterling for fiscal 2015, and will receive a base salary of 125,000GBP (approximately $196,000) payable in British Pound Sterling for fiscal 2016.

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

The initial value of the common stock grant was approximately $265,000, and as of June 30, 2015, the total amount of stock based compensation has been expensed. The Company recorded an expense of $110,000 and $155,000 from the amortization of the unvested restricted shares for the years ended June 30, 2015 and 2014, respectively. The shares were valued using a Monte Carlo Simulation with a two year life, 124.8% volatility and a risk free interest rate of 0.39%.

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

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended June 30, 2015. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board of Directors may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by the named executives as of June 30, 2015. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Michael G. Jamiesn	—	—				-		327,758	$1,763,338	(1)
Charles F. Trapp	—	—				-		196,654	$1,057,999	(1)
Lee Broad	—	—				-		200,714	$1,079,841	(1)

(1)	Based on the closing price of $5.38 of the Company’s common stock on June 30, 2015.

Director Compensation for Fiscal 2015

For the 2015 fiscal year, for the quarters ended September 30, 2014, December 31, 2014, March 31, 2015, and June 30, 2015, directors who were not officers of the Company received cash compensation ranging from $10,750 to $12,875 except for the Chairman of the Board of Directors, who received quarterly compensation of $13,250. The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended June 30, 2015.

	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Dwight B. Mamanteo	51,000	(2)	43,920	(3)	—	—	—	—	94,920
Frederick Wasserman	52,500		44,198	(4)	—	—	—	—	96,698
Gerald M. Czarnecki	54,500	(5)	49,209	(6)	—	—	—	—	103,709
W. Austin Lewis IV	45,500		40,411	(7)	—	—	—	—	85,911
Peter Kamin	45,750		36,747	(8)	—	—	—	—	82,497

(1)	The amount shown in the table reflects the dollar amount recognized for fiscal 2015 financial statement reporting purposes of the outstanding stock awards held by the directors in accordance with ASC 718-10-25-5. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2015 and 2014, Note 1 “Stock Based Compensation” and Note 9 “Stockholders Equity” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 respect to valuation assumptions for this stock grant. The directors held no other stock or option awards at June 30, 2015.

(2)	Includes 4,580 shares of common stock valued at $38,000, issued in lieu of cash valued at market price on the date of issuance.

(3)	Includes 13,346 shares valued at market price on the date of grant.

(4)	Includes 13,611 shares valued at market price on the date of grant.

(5)	Includes 4,845 shares of common stock valued at $40,327, issued in lieu of cash valued at market price on the date of issuance.

(6)	Includes 10,246 shares, net after taxes, valued at market price on the date of grant, net of income taxes of $16,000.

(7)	Includes 12,729 shares valued at market price on the date of grant.

(8)	Includes 11,075 shares valued at market price on the date of grant.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 22, 2015 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding common stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock. Unless otherwise identified, the address of our directors and officers is c/o MAM Software Group, Inc., Maple Park, Maple Court, Barnsley, U.K. S75 3DP.

	Amount and Nature of		Percent of class of
Name and address of beneficial owner	Beneficial Ownership		Common Stock (1)
Wynnefield Persons (2) c/o Wynnefield Capital Inc. and Affiliates 450 Seventh Ave., Suite 509 New York, NY 10123	3,547,027	(3)	24.85%

Directors and Officers:

Michael Jamieson Chief Executive Officer	917,260	(4)	6.43%

Charles F. Trapp Chief Financial Officer	797,331	(5)	5.59%

Lee Broad Chief Technology Officer	267,008	(6)	1.87%

Frederick Wasserman, Director	134,451	(7)	*

Dwight B. Mamanteo, Director	315,373	(8)	2.21%

Gerald M. Czarnecki, Chairman	435,008	(9)	3.05%

Peter Kamin, Director	885,659	(10)	6.20%

W. Austin Lewis IV (11) c/o Lewis Asset Management Corp. 500 5 th Avenue Suite 2240 New York, NY 10110	2,011,046	(12)	14.06%

Directors and Officers as a group (8 persons)	5,763,395		40.27%

* Less than 1%.

(1)	Based on a total of 14,274,548 shares of common stock outstanding as of September 22, 2015. In accordance with Securities and Exchange Commission rules, each person’s percentage interest is calculated by dividing the number of shares that person owns by the sum of (a) the total number of shares outstanding as of September 22, 2015 plus (b) the number of shares such person has the right to acquire within sixty (60) days of September 22, 2015.

(2)	Comprised of Wynnefield Partners Small Cap Value, LP (“Wynnefield Partners”) and Wynnefield Partners Small Cap Value LP I (“Wynnefield Partners I”), and the general partner of each of these entities, Wynnefield Capital Management, LLC (“Wynnefield LLC”); Wynnefield Small Cap Value Offshore Fund Ltd. (“Wynnefield Offshore”) and its investment manager, Wynnefield Capital, Inc. (“Wynnefield Capital”); Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (the “Plan”); Nelson Obus, who serves as principal and co-managing member of Wynnefield Capital Management, LLC, principal executive officer of Wynnefield Capital, Inc. and Joshua H. Landes, who serves as principal and co-managing member of Wynnefield Capital Management, LLC and executive officer of Wynnefield Capital, Inc. (collectively, the “Wynnefield Persons”). Dwight Mamanteo, one of the Company’s directors, is an investment analyst with Wynnefield Capital. Mr. Mamanteo exercises neither voting nor dispositive control over the shares beneficially owned by Wynnefield Capital. The Company has been informed that Nelson Obus and Joshua H. Landes share voting and investment control over the shares beneficially owned by Wynnefield Partners, Wynnefield Partners I, Wynnefield Offshore, Wynnefield LLC, and Wynnefield Capital and the Plan. Based upon information provided in a Form 4 filed on November 19, 2013.

(3)	Represents an aggregate of 3,547,027 shares of common stock, which are beneficially owned as follows: (i) 1,075,648 shares of common stock are beneficially owned by Wynnefield Partners; (ii) 1,625,780 shares of common stock are beneficially owned by Wynnefield Partners I; (iii) 841,125 shares of common stock owned by Wynnefield Offshore; and (iv) 4,474 shares of common stock are beneficially owned by the Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan Based upon information provided in a Form 4 filed with the SEC on November 19, 2013.

(4)	Includes 327,757 restricted shares which can vest within 60 days of September 22, 2015. For the specific vesting terms, see “Item 11. Executive Compensation — Employment Agreements” in this Report.

(5)	Includes 196,654 restricted shares which can vest within 60 days of September 22, 2015. For the specific vesting terms, see “Item 11. Executive Compensation — Employment Agreements” in this Report.

(6)	Includes 200,714 restricted shares which can vest within 60 days of September 22, 2015. For the specific vesting terms, see “Item 11. Executive Compensation — Employment Agreements” in this Report.

(7)	Includes 2,745 shares which will vest within 60 days of September 22, 2015.

(8)	Includes 2,719 shares which will vest within 60 days of September 22, 2015.

(9)	Includes 2,826 shares which will vest within 60 days of September 22, 2015.

(10)	Includes 2,293 shares which will vest within 60 days of September 22, 2015.

(11)	W. Austin Lewis IV is the portfolio manager and general partner of Lewis Asset Management Corp., the investment manager of Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. Accordingly, Mr. Lewis is deemed to be the beneficial owner of the shares owned by Lewis Opportunity Fund, LP and LAM Opportunity Fund, LTD. and beneficially owned by Lewis Asset Management Corp.

(12)	Represents (i) 669,553 shares owned directly by W. Austin Lewis IV, (ii) 1,339,094 shares of common stock owned by Lewis Opportunity Fund, LP; and (iii) 2,399 shares which will vest within 60 days of September 22, 2015.

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2015

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Plan (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	120,484	$1.23	1,876,890
Equity compensation plans not approved by security holders	-	-	-
Total	120,484	$1.23	1,876,890

(1)	Represents the shares authorized for issuance under the Company’s 2007 Long-Term Incentive Plan (the “Plan”), which was approved by the Company’s shareholders at the Annual Meeting held on June 12, 2008. The maximum aggregate number of shares of common stock that may be issued under the Plan, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year, or 1,997,374 for fiscal 2016.

(2)	As of July 1, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

None.

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

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, KMJ Corbin & Company LLP for the audit of our annual consolidated financial statements for the fiscal years ended June 30, 2015 and 2014.

	For the Year Ended June 30,
	2015	2014
Audit fees (1)	$121,000	$121,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$121,000	$121,000

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Audit Committee to pre-approve interim services by the independent auditors other than the annual audit. The Chairman must report all such pre-approvals to the entire Audit Committee at the next Audit Committee meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheets of the Company as of June 30, 2015 and, 2014, the related statements of operations, stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of KMJ Corbin & Company LLP, independent auditors, are filed herewith.

(2)	Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.1	Form of Certificate of Common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.2	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

10.1	2007 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit D of the Company’s revised Definitive Proxy Statement filed on May 19, 2008).

10.2	Employment Agreement effective as of July 1, 2010 between the Company and Michael Jamieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2010).

10.3	Employment Agreement effective as of July 1, 2010 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2010).

10.4	Employment Agreement effective as of July 1, 2013 between the Company and Lee Broad (filed herewith).

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual report on Form 10-K/A for the fiscal year ended June 30, 2007 filed October 15, 2007.)

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAM Software Group, Inc.

Date: September 24, 2015	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 24, 2015	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 24, 2015	By:	/s/ Charles F. Trapp
Charles F. Trapp
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 24, 2015	By:	/ S / Gerald M. Czarnecki
Gerald M. Czarnecki
Chairman of the Board, Lead Director, ex officio member of all committees

Date: September 24, 2015	By:	/s/ Frederick Wasserman
Frederick Wasserman
Audit Committee Chair and Director

Date: September 24, 2015	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Compensation Committee Chair and Director

Date: September 24, 2015	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV
Compensation Committee Member and Director

Date: September 24, 2015	By:	/ S / Peter H. Kamin
Peter H. Kamin
Director

FINANCIAL STATEMENTS

MAM SOFTWARE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MAM Software Group, Inc.

We have audited the accompanying consolidated balance sheets of MAM Software Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAM Software Group, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

September 24, 2015

F- 2

MAM SOFTWARE GROUP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2015	June 30, 2014

ASSETS
Current Assets
Cash and cash equivalents	$6,793	$7,008
Accounts receivable, net of allowance of $221 and $473	4,243	3,857
Inventories	185	211
Prepaid expenses and other current assets	1,722	1,505
Total Current Assets	12,943	12,581

Property and Equipment, Net	732	692

Other Assets
Goodwill	9,202	9,767
Amortizable intangible assets, net	-	118
Software development costs, net	3,010	1,553
Other long-term assets	34	34
TOTAL ASSETS	$25,921	$24,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,978	$1,464
Accrued expenses and other liabilities	2,624	2,283
Payroll and other taxes	747	1,224
Current portion of deferred revenue	719	833
Sales tax payable	850	893
Income tax payable	356	285
Total Current Liabilities	7,274	6,982

Long-Term Liabilities
Deferred revenue, net of current portion	52	242
Deferred income taxes	58	53
Other	140	193
Total Liabilities	7,524	7,470
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 15,027,057 shares issued and 14,266,964 shares outstanding at June 30, 2015 and 15,077,830 shares issued and 14,404,149 shares outstanding at June 30, 2014	2	2
Additional paid-in capital	31,186	31,426
Accumulated other comprehensive loss	(1,241)	(65)
Accumulated deficit	(9,337)	(12,342)
Treasury stock at cost, 760,093 shares at June 30, 2015 and 673,681 shares at June 30, 2014	(2,213)	(1,746)
Total Stockholders' Equity	18,397	17,275
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,921	$24,745

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

F- 3

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share data)

	For the Years Ended June 30,
	2015	2014
Revenues	$31,638	$30,690
Cost of revenues	13,530	13,489
Gross Profit	18,108	17,201

Operating Expenses
Research and development	3,860	3,694
Sales and marketing	4,319	4,384
General and administrative	5,490	5,636
Depreciation and amortization	599	1,031
Total Operating Expenses	14,268	14,745

Operating Income	3,840	2,456

Other Income (Expense)
Interest expense	(13)	(40)

Income before provision for income taxes	3,827	2,416

Provision for income taxes	822	744

Net Income	$3,005	$1,672

Earnings per share attributed to common stockholders - basic	$0.22	$0.13
Earnings per share attributed to common stockholders - diluted	$0.22	$0.13
Weighted average common shares outstanding – basic	13,403,877	13,060,638
Weighted average common shares outstanding – diluted	13,498,182	13,153,752

Net Income	$3,005	$1,672
Foreign currency translation (loss) income	(1,176)	1,103
Total Comprehensive Income	$1,829	$2,775

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

F- 4

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance June 30, 2013	-	$-	14,813,172	$2	$31,548	(673,681)	$(1,746)	$(1,168)	$(14,014)	$14,622
Common stock issued as compensation – Includes 250,892 unvested shares and related amortization (See Notes 6 and 7 )	-	-	359,812	-	664	-	-	-	-	664
Repurchase of common stock for treasury	-	-	-	-	-	(167,392)	(845)	-	-	(845)
Retirement of treasury stock	-	-	(167,392)	-	(845)	167,392	845	-	-	-
Common stock issued for options exercised			52,238	-	43	-	-	-	-	43
Common stock issued in settlement of accrued liabilities			20,000	-	16	-	-	-	-	16
Foreign currency translation	-	-	-	-	-	-	-	1,103	-	1,103
Net income	-	-	-	-	-	-	-	-	1,672	1,672
Balance June 30, 2014	-	$-	15,077,830	$2	$31,426	(673,681)	$(1,746)	$(65)	(12,342)	$17,275
Common stock issued as compensation – Includes amortization of unvested shares (See Notes 6 and 7 )	-	-	86,589	-	562	-	-	-	-	562
Repurchase of common stock for treasury	-	-	-	-	-	(223,774)	(1,269)	-	-	(1,269)
Retirement of treasury stock	-	-	(137,362)	-	(802)	137,362	802	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	(1,176)	-	(1,176)
Net income	-	-	-	-	-	-	-	-	3,005	3,005
Balance June 30, 2015	-	$-	15,027,057	$2	$31,186	(760,093)	$(2,213)	$(1,241)	$(9,337)	$18,397

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

F- 5

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

(In thousands)	For the Years Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES :
Net income	$3,005	$1,672
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	99	494
Depreciation and amortization	599	1,031
Amortization of debt discount and debt issuance costs	-	1
Deferred income taxes	5	(26)
Fair value of stock issued for services and compensation	562	664

Changes in assets and liabilities:
Accounts receivable	(715)	(523)
Inventories	9	11
Prepaid expenses and other assets	(266)	529
Accounts payable	599	(52)
Accrued expenses and other liabilities	(289)	37
Payroll and other taxes	(413)	454
Deferred revenue	(251)	106
Taxes payables	24	35
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,968	4,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(354)	(224)
Capitalized software development costs	(1,740)	(523)
NET CASH USED IN INVESTING ACTIVITIES	(2,094)	(747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	43
Repurchase of common stock for treasury	(476)	(845)
Payments on debt	-	(325)
NET CASH USED IN FINANCING ACTIVITIES	(476)	(1,127)

Effect of exchange rate changes	(613)	388
Net change in cash and cash equivalents	(215)	2,947
Cash and cash equivalents at beginning of year	7,008	4,061
Cash and cash equivalents at end of year	$6,793	$7,008

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

F- 6

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows (Continued)

(In thousands)	For the Years Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information
Cash paid during the year for :
Interest	$13	$40
Income taxes	$767	$838

Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock in settlement of accrued liabilities	$-	$16
Treasury stock retired	$802	$845

 The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

F- 7

MAM SOFTWARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

MAM Software Group, Inc. is a leading provider of business and supply chain management solutions primarily to the automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its business through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom (U.K.) and MAM Software, Inc. (“MAM US”) has offices in the United States (U.S.) in Allentown, Pennsylvania.

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

Customers

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. Credit risk is managed by discontinuing sales to customers who are delinquent. The Company estimates credit losses and returns based on management’s evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. No customers accounted for more than 10% of the Company’s revenues for each of the years ended June 30, 2015 and 2014. No customers accounted for more than 10% of the Company’s accounts receivable at June 30, 2015 and one customer accounted for 10% or more of the Company’s accounts receivable at June 30, 2014.

Segment Reporting

The Company operates in one reportable segment.  The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

F- 8

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 26% of its revenues from the U.S. and Canada, and 74% from its U.K. operations during the year ended June 30, 2015 compared to 27% of its revenues from the U.S. and Canada, and 73% from its U.K. operations during the year ended June 30, 2014.

At June 30, 2015, the Company maintained 83% of its net property and equipment in the U.K. and the remaining 17% in the U.S. At June 30, 2014, the Company maintained 75% of its net property and equipment in the U.K. and the remaining 25% in the U.S.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

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

F- 9

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

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of June 30, 2015, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in additional impairment of goodwill in the future.

Goodwill activity for the years ended June 30, 2015 and 2014 are as follows:

Balance, July 1, 2013	$8,983,000
Effect of exchange rate changes	784,000
Balance, June 30, 2014	$9,767,000
Effect of exchange rate changes	(565,000)
Balance, June 30, 2015	$9,202,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2015, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

F- 10

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

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“LTIP”). Stock awarded under the LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5. Since the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time. Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010, July 1, 2011, July 1, 2012, April 1, 2013 and July 1, 2014 for each respective stock award. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares of common stock to management and board members in fiscal 2015 and 2014 (See Note 7).

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

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2015 and 2014, advertising expense totaled $436,000 and $564,000, respectively.

F- 11

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation (loss) gain adjustment totaled $(1,176,000) and $1,103,000 for the years ended June 30, 2015 and 2014, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gain (loss) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2015 and 2014, the components of comprehensive income consist of foreign currency translation gain (loss).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at June 30, 2015 and 2014, and has not recognized interest and/or penalties in the consolidated statements of comprehensive income for the years ended June 30, 2015 and 2014.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  For the year ended June 30, 2015, there were 94,305 common share equivalents included in the computation of the diluted earnings per share. For the year ended June 30, 2015, there were no anti-dilutive common stock purchase warrants or stock options outstanding that were excluded from the computation of diluted loss per share.  For the year ended June 30, 2014, there were 93,114 common share equivalents included in the computation of the diluted earnings per share. For the year ended June 30, 2014, there were no anti-dilutive common stock purchase warrants or stock options outstanding that were excluded from the computation of diluted loss per share.

In connection with the employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer (see Note 6), on April 27, 2012, the Board of Directors approved the issuance of 1,165,359 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executives and they are being held by an escrow agent and will be released to the executives when they vest.  On April 10, 2014, the Company released from escrow 466,144 shares of common stock to the executives which vested, pursuant to the terms of the grant as the market price threshold of the common stock had been achieved. The Company withheld 151,806 shares which were used to pay income taxes and those shares were retired by the Company.

On September 18, 2014, the Company released from escrow 174,804 shares of common stock to the Company’s Chief Executive Officer and Chief Financial Officer which vested pursuant to the terms of the grant as the market price threshold of the common stock had been achieved. The Company withheld 66,347 shares which were used to pay taxes and those shares were retired by the Company.

F- 12

The Company excludes the remaining 524,411 of these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

In connection with the employment agreement with an officer of a Company subsidiary (see Note 7), on March 1, 2013, the Board of Directors approved the issuance of 282,254 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the officer and they are being held by an escrow agent and will be released to the officer when they vest. On September 18, 2014, the Company released from escrow 84,676 shares of common stock to the officer which vested pursuant to the terms of the March 1, 2013 grant as the market price threshold of the common stock had been achieved. The Company withheld 44,455 shares which were used to pay taxes and those shares were retired by the Company. On April 10, 2014, the Company released from escrow 56,451 shares of common stock to the officer which vested pursuant to the terms of the grant as the market price threshold of the common stock had been achieved. The Company withheld 15,586 shares which were used to pay income taxes and those shares were retired by the Company.

The Company excludes the remaining 141,127 of these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

In connection with the employment agreement with the Company’s Chief Technology Officer (see Note 6), on July 1, 2013, the Board of Directors approved the issuance of 250,892 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executive and they are being held by an escrow agent and will be released to the executive when they vest. On September 18, 2014, the Company released from escrow 50,178 shares of common stock to the executive which vested pursuant to the terms of the grant as the market price threshold of the common stock had been achieved. The Company withheld 23,584 shares which were used to pay taxes and those shares were retired by the Company.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the years ended June 30:

	2015	2014
Numerator:
Net income	$3,005,000	$1,672,000

Denominator:
Basic weighted-average shares outstanding	13,403,877	13,060,638
Effect of dilutive securities	94,305	93,114
Diluted weighted-average diluted shares	13,498,182	13,153,752
Basic earnings per common share	$0.22	$0.13
Diluted earnings per common share	$0.22	$0.13

Reclassification

Certain expenses were reclassified from cost of revenues to operating expenses in the accompanying consolidated statement of operations for the year ended June 30, 2014 in order to conform to the current period presentation.

F- 13

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of fiscal 2019. Early adoption in the Company’s first quarter of fiscal 2018 is permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

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

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2015	June 30, 2014
Leasehold improvements	$884,000	$793,000
Computer and office equipment	880,000	955,000
Equipment under capital leases	10,000	10,000
Furniture and equipment	432,000	349,000
	2,206,000	2,107,000
Less: Accumulated depreciation and amortization	(1,474,000)	(1,415,000)
	$732,000	$692,000

Depreciation and amortization expense on property and equipment for the years ended June 30, 2015 and 2014 was $241,000 and $232,000, respectively.

NOTE 3. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2015	June 30, 2014
Assets not subject to amortization:
Goodwill	$9,202,000	$9,767,000
Assets subject to amortization:
Completed software technology (9-10 years useful life)	$3,043,000	$3,150,000
Customer contracts / relationships (10 years useful life)	3,737,000	3,790,000
Automotive data services (20 years useful life)	308,000	334,000
	7,088,000	7,274,000
Less : Accumulated amortization	(7,088,000)	(7,156,000)
Amortizable intangible assets, net	$-	$118,000

Software development costs	$5,730,000	$4,204,000
Less : Accumulated amortization	(2,720,000)	(2,651,000)
Software development costs, net	$3,010,000	$1,553,000

F- 14

For the years ended June 30, 2015 and 2014, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $358,000 and $799,000, respectively.

Estimated future amortization of software development costs and intangibles is as follows:

Years Ending June 30,
2016	257,000
2017	578,000
2018	445,000
2019	402,000
2020	354,000
Thereafter	974,000
Total	$3,010,000

NOTE 4. LONG-TERM DEBT

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

The interest rate under the HSBC Term Loan was 2.9% per annum over HSBC’s Sterling Base Rate, as published from time to time, which totaled 3.4% at June 30, 2013. A prepayment fee of 1.5% of the amount prepaid was payable by the Company in the event of the HSBC Term Loan being refinanced to another lender.

The HSBC Term Loan was secured by the following instruments: a guarantee granted by the Company, and MAM Software Inc. in favor of HSBC pursuant to which each would guarantee the repayment of the HSBC Term Loan (the “Guarantee”); an all assets debenture granted by MAM Ltd. in favor of HSBC including a first fixed charge over book debts and stock, which would have created fixed and floating the charges over the assets and undertaking of MAM Ltd. for the provision of the HSBC Term Loan (“Debenture”); and a mortgage of the life insurance policies in favor of MAM Ltd. in relation to a Company  employee and the Company’s CEO. The Company recorded debt issuance fees of $60,000 related to the HSBC Term Loan, which was being amortized over the life of the loan. Amortization expense was $0 and $1,000 for the years ended June 30, 2015 and 2014, respectively. The HSBC Term Loan contained various financial covenants. The Company repaid the loan in fiscal 2014.

Secured Notes

The Company had secured notes with monthly payments ranging from $980 to $2,700 which matured during fiscal 2014. The notes bore interest rates of 5.49% to 9.54% and were secured by equipment. The notes were repaid in fiscal 2014.

NOTE 5. INCOME TAXES

The Company is subject to taxation in the U.S., U.K. and various U.S. state jurisdictions. The Company’s tax years for 1999 and forward are subject to examination by the U.S. and state tax authorities due to losses incurred since inception. The Company is currently not under examination by any taxing authorities.

The Company follows the provision of FASB ASC 740-10, Income Taxes, that defines a recognition threshold and measurement attributes for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The Income Tax Topic also provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under the Income Tax Topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likely of being sustained.

F- 15

Due to the recognition of a full valuation allowance, against these net operating losses (“NOLs”), future changes in the Company’s unrecognized tax benefits will not impact the Company’s tax provision.

The Company’s practice is to recognize interest and/or penalties related to income matters in income tax expense. During the twelve months ended June 30, 2015 and 2014, the Company did not recognize and interest or penalties.

The provision (benefit) for income taxes consists of the following for the years ended June 30, 2015 and 2014:

	U.S. Federal	U.S. State	U.K. Corporate	Total
2015
Current	$-	$5,000	811,000	816,000
Deferred	-	-	6,000	6,000
Total	$-	$5,000	817,000	822,000

2014
Current	$-	$34,000	741,000	775,000
Deferred	-	-	(31,000)	(31,000)
Total	$-	$34,000	710,000	744,000

At June 30, 2015, the Company had net U.S. deferred tax assets of approximately $5,019,000. Due to uncertainties surrounding the Company’s ability to generate future U.S. taxable income to realize these assets, a full valuation allowance has been established to offset carry-forwards of not only NOLs, but also its capital losses due to investments previously written off. Additionally, the future utilization of the Company’s federal and state NOLs to offset future taxable income have been determined to be subject to an annual limitation pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383 as a result of ownership changes that have previously occurred.

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

At June 30, 2015, the Company had combined federal and state NOLs of approximately $9.7 million and $5.2 million, respectively. The federal and state tax loss carry-forwards will begin to expire in 2019 and 2016, respectively, unless previously utilized.

Significant components of the Company’s net deferred tax assets at June 30, 2015 and 2014 are shown below. A valuation allowance of $5.7 million and $5.2 million has been established to offset the net deferred tax assets as of June 30, 2015 and 2014, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets. The change in the valuation allowance is primarily attributable to the change in deferred tax assets and NOLs, as capital loss carry-forwards have not changed year to year.

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets (liabilities) consist of the following at June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Deferred tax assets:
State taxes	$2,000	$2,000
Net operating loss carry-forwards	3,424,000	2,998,000
Write-down of investments	1,736,000	1,761,000
Deferred revenue	-	-
Equity based compensation	41,000	-
Reserves and accruals	284,000	177,000
Deferred rent	55,000	80,000
Total deferred tax assets	5,542,000	5,018,000

Deferred tax (liabilities):
Intangible and other long-lived assets	(75,000)	(86,000)
Total deferred tax assets (liabilities)	5,617,000	5,104,000

Valuation allowance	(5,675,000)	(5,157,000)
Net deferred tax (liabilities)	$(58,000)	$(53,000)

F- 16

The provision for income taxes for the years ended June 30, 2015 and 2014 differs from the amount computed by applying the U.S. federal income tax rates to net income from continuing operations before taxes as a result of the following:

	June 30,
	2015	2014
Taxes at federal statutory rates	$1,301,000	$821,000
State taxes, net of federal benefit	(12,000)	26,000
Rate changes	56,000	12,000
Adjustment to reserves and accruals	(30,000)	57,000
NOL expiration	4,000	265,000
Differential in U.K. corporate tax rate	(519,000)	(351,000)
Change in valuation allowance –federal	22,000	(86,000)

Provision for income taxes	$822,000	$744,000

A provision has not been made at June 30, 2015 and 2014, for U.S. or additional foreign withholding taxes on undistributed earnings of its U.K. subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after July 1, 2014, and may be adopted in earlier years. The Company does not intend to early adopt the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of January 1, 2013. The tangible property regulations will require the Company to make additional tax accounting method changes as of July 1, 2015; however management does not anticipate the impact of these changes to be material to the Company’s consolidated financial position, its results of operations and its footnote disclosures.

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

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through March 2028. Terms of the leases provide for monthly payments ranging from $500 to $17,300. For the years ended June 30, 2015 and 2014, the Company incurred rent expense totaling approximately $403,000 and $374,000, respectively. Future annual minimum payments under non-cancelable operating leases are as follows:

F- 17

For the years ended June 30,
2016	$410,000
2017	268,000
2018	268,000
2019	282,000
2020	305,000
Thereafter	2,163,000
$3,696,000

Employment Agreements

On July 13, 2010, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved employment agreements, including a bonus plan, with Michael Jamieson, the Company’s President and Chief Executive Officer and Charles F. Trapp, the Company’s Executive Vice President and Chief Financial Officer.  Such employment agreements and bonus plans were entered into as of July 1, 2010 (the “Effective Date”), the first day of the 2011 fiscal year. Effective July 1, 2012, the Company agreed to extend the terms of the employment agreements, and as a result, the employment terms were extended through June 30, 2015.

Michael Jamieson Employment Agreement

Mr. Jamieson received an annual base salary of 178,200GBP (approximately U.S. $281,000) for fiscal 2015 and will receive a base salary 178,200GBP for fiscal 2016 (approximately $280,000), payable in British Pounds Sterling.

Mr. Jamieson is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by our Compensation Committee of our Board of Directors (“Compensation Committee”) or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established a revenue related target, an EBITDA-related target, and strategic targets for the fiscal year ended June 30, 2015, with respect to Mr. Jamieson’s potential incentive bonus for fiscal 2015. As of this filing, no bonus has been awarded.

In addition, Mr. Jamieson is entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of our LTIP.

On April 27, 2012, the Board of Directors approved the issuance of 728,350 restricted shares of Company common Stock pursuant to the Company’s LTIP. These shares were issued to Mr. Jamieson and the unvested shares are being held in escrow until they vest. On April 10, 2014, the Company released from escrow 291,340 shares of common stock to the officer which vested, pursuant to the terms of the grant as the market price threshold of the common stock had been achieved. The Company withheld 85,217 shares which were used to pay income taxes and those shares were retired by the Company.

On September 18, 2014, the Company released from escrow 109,253 shares of common stock which vested pursuant to the terms of the grant as the market price threshold of the common stock had been achieved. The Company withheld 31,957 shares which were used to pay taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $244,000 and as of June 30, 2015, the total amount of stock based compensation has been expensed. The Company recorded an expense $55,000 and $87,000 from the amortization of the restricted shares for the years ended June 30, 2015 and 2014, respectively. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

F- 18

Upon a Change of Control, as defined in Mr. Jamieson’s employment agreement, all shares of common stock with a price target of $5 per share as described above will immediately vest. All other shares issued pursuant to the stock grants will not vest upon a Change of Control.

The Jamieson Agreement provides that in the event Mr. Jamieson’s employment is terminated by the Company other than for cause or disability, or Mr. Jamieson shall terminate his employment for good reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary.

Charles F. Trapp Employment Agreement

Mr. Trapp or us. Mr. Trapp received an annual base salary of $225,000 for fiscal 2015, and will receive a base salary $225,200 for fiscal 2016.

Mr. Trapp is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established a revenue related target, an EBITDA-related target and strategic targets for the fiscal year ended June 30, 2015, with respect to Mr. Trapp’s potential incentive bonus for fiscal 2015. As of this filing, no bonus has been awarded.

In addition, Mr. Trapp is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the LTIP

On April 27, 2012, the Board of Directors approved the issuance of restricted 437,009 shares of Company common stock pursuant to the Company’s LTIP. These shares were issued to Mr. Trapp and are being held in escrow until they vest. On April 10, 2014, the Company released from escrow 178,804 shares of common stock to the officer which vested, pursuant to the terms of the grant as the market price threshold of the common stock had been achieved. The Company withheld 66,589 shares which were used to pay income taxes and those shares were retired by the Company.

On September 18, 2014, the Company released from escrow 65,551 shares of common stock which vested pursuant to the terms of the grant as the market price threshold of the common stock had been achieved. The Company withheld 34,390 shares which were used to pay taxes and those shares were retired by the Company.

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $146,000 and as of June 30, 2015, the total amount of stock based compensation has been expensed. The Company recorded an expense of $33,000 and $52,000 from the amortization of the unvested restricted shares for the years ended June 30, 2015 and 2014, respectively. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%.

The Trapp Agreement provides that in the event Mr. Trapp’s employment is terminated by the Company other than for cause or disability, or Mr. Trapp shall terminate his employment for good reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary.

Lee Broad Employment Agreement

The Employment Agreement with Mr. Broad (the “Broad Agreement”) is for an initial term of two years from July 1, 2013, and is automatically renewable for successive one-year periods unless terminated by Mr. Broad or the Company. Mr. Broad received an annual base salary of 125,000GBP (approximately $197,000), payable in British Pound Sterling for fiscal 2015, and will receive a base salary of 125,000GBP (approximately $196,000) payable in British Pound Sterling for fiscal 2016.

F- 19

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

On September 18, 2014, the Company released from escrow 50,178 shares of common stock to the executive which vested pursuant to the terms of the July 1, 2013 grant as the market price threshold of the common stock had been achieved. The Company withheld 23,584 shares which were used to pay taxes and those shares were retired by the Company.

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

The initial value of the common stock grant was approximately $265,000, and as of June 30, 2015, the total amount of stock based compensation has been expensed. The Company recorded an expense of $110,000 and $155,000 from the amortization of the unvested restricted shares for the years ended June 30, 2015 and 2014, respectively. The shares were valued using a Monte Carlo Simulation with a two year life, 124.8% volatility and a risk free interest rate of 0.39%.

The Broad Agreement provides that in the event Mr. Broad’s employment is terminated by the Company other than for cause or disability, or Mr. Broad shall terminate his employment for good reason, he is entitled to, among other things, a severance payment equal to his 12 months base salary.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

During the quarter ended September 30, 2010, the Company approved the issuance of 155,625 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the year ended June 30, 2014, the Company issued 9,508 shares of common stock valued at $8,000.

During the quarter ended September 30, 2011, the Company approved the issuance of 88,398 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly.  During the years ended June 30, 2015 and 2014, the Company issued 5,346 and 21,360 shares of common stock valued at $9,000 and $39,000, respectively.

F- 20

During the quarter ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three year period and are issued quarterly. During the years ended June 30, 2015 and 2014, the Company issued 25,300 and 25,300 shares valued at $56,000 and $56,000.

During the quarter ended June 30, 2013, the Company approved the issuance of 66,169 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation.  The shares vest over a three year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant, April 1, 2013. During the years ended June 30, 2015 and 2014, the Company issued 20,376 and 20,376 shares valued at approximately $75,000 and $75,000, respectively.

During the quarter ended September 30, 2014, the Company approved the issuance of 44,112 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant, July 1, 2014. During the year ended June 30, 2015, the Company issued of 10,185 shares valued at approximately $56,000. There were no shares issued during the year ended June 30, 2014.

On September 18, 2014, the Company released from escrow 174,804 shares of common stock to certain executives of the Company (See Note 6). The Company withheld 66,347 shares which were used to pay taxes and those shares were retired by the Company.

On September 18, 2014, the Company released from escrow 50,178 shares of common stock to a certain executive of the Company (See Note 6). The Company withheld 23,584 shares which were used to pay taxes and those shares were retired by the Company.

During the years ended June 30, 2015 and 2014, the Company issued 9,425 and 12,769 shares of common stock to certain directors in lieu of quarterly cash compensation valued at $51,000 and $59,000, respectively.

On August 7, 2013, the Company issued 20,000 shares of common stock to officers of the Company in accordance with employment agreements, which were valued at $16,000 based on the closing market price of the common stock on the date of the grant.

During the fiscal year ended June 30, 2014 the Company received proceeds of approximately $43,000 from the exercise of 52,238 stock options.

On March 1, 2013, the Board of Directors approved the issuance of 282,254 restricted shares of Company common stock to an officer of the Company pursuant to the Company’s 2007 LTIP. These shares were issued to the officer and are being held in escrow until they vest.

On April 10, 2014, the Company released from escrow 56,451 shares of common stock to the subsidiary officer which vested, pursuant to the terms of the grant as the market price threshold of the common stock had been achieved. The Company withheld 15,586 shares which were used to pay income taxes and those shares were retired by the Company.

On September 18, 2014, the Company released from escrow 84,676 shares of common stock to a subsidiary officer of the Company which vested pursuant to the terms of the grant as the market price threshold of the common stock had been achieved. The Company withheld 44,455 shares which were used to pay taxes and those shares were retired by the Company.

F- 21

The remaining unvested restricted shares will vest according to the following schedule:

-	30% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day VWAP.

-	20% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the restricted shares was approximately $109,000, which will be amortized over the life of the employment agreement. As of June 30, 2015, the total amount of stock based compensation related to the restricted shares has been expensed. The shares were valued using a Monte Carlo Simulation with a two year life, 39.6% volatility and a risk free interest rate of 0.25%. The Company recognized $32,000 and $58,000 of expense for the years ended June 30, 2015 and 2014, respectively. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other stock-based awards common stock only upon the approval of the Company's shareholders to amend the Company's certificate of incorporation to increase the number of authorized shares.

On July 1, 2013, the Board of Directors approved the issuance of 250,892 restricted shares of Company common stock pursuant to the Company’s 2007 Long-term Incentive Plan (See Note 6).

Treasury Stock

From July 1, 2013 until June 30, 2014, the Company repurchased 167,392 shares of common stock at a cost of approximately $845,000. On April 10, 2014, the Company retired these shares.

From July 1, 2014 until June 30, 2015, the Company repurchased 89,388 shares of common stock at a cost of approximately $476,000. On September 18, 2014, the Company repurchased and retired 134,386 shares of common stock at a cost of approximately $793,000. During the quarter ended June 30, 2015 the Company retired 2,976 shares at a cost of $9,000. As of June 30, 2015, the Company has a remaining approval to repurchase an additional $2,213,000 of treasury stock.

Stock-Based Compensation:

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2014	121	$1.23
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding - June 30, 2015	121	$1.23	6.0	$511
Options exercisable - June 30, 2015	121	$1.23	6.0	$511
Options exercisable and expected to vest - June 30, 2015	121	$1.23	6.0	$511

During the year ended June 30, 2015, no stock options were exercised.

F- 22

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

During the year ended June 30, 2015, the Company issued 15,957 shares of common stock to employees including an officer, under the ESPP in lieu of cash compensation, which were valued at approximately $85,000 based on the closing market price of the Company’s common stock on July 1, 2014 and January 2, 2014.

During the year ended June 30, 2014, the Company issued 19,607 shares of common stock to employees including an officer, under the ESPP in lieu of cash compensation, which were valued at approximately $75,000 based on the closing market price of the Company’s common stock on July 1, 2013 and January 2, 2013.

Warrants:

The following is a summary of warrant activity for the year ended June 30, 2015:

Balance as of June 30, 2014	4,630
Warrants expired	(4,630)

Warrants issued and outstanding at June 30, 2015	-

During the year ended June 30, 2015, 4,630 warrants with an exercise price of $0.80 expired.

NOTE 8. 401(k) PLAN

The Company has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate in the plan. The Company’s contribution to the 401(k) Plan is at the discretion of the Board of Directors. Starting January 1, 2013 the Company matches 100% of elective deferrals subject to a maximum of 3% of the participant’s eligible earnings. The Company’s matching contributions for the years ended June 30, 2015 and 2014 were $72,000 and $69,000, respectively.

NOTE 9. SUBSEQUENT EVENTS

During the quarter ended September 30, 2015, the Company issued 22,472 shares of common stock to employees, including officers, under the ESPP in lieu of compensation, which were valued at approximately $129,000 based on share price of $5.75 on January 2, 2015.

On July 1, 2015, MAM Software Group, Inc. acquired 100% of Origin Solutions, Ltd. (“Origin”) from the founding shareholders. The acquisition of Origin will strengthen our B2B and B2C e-commerce solutions we offer our customers.

On July 2, 2015, the Company issued 14,807 shares of common stock to certain directors, which were valued at approximately $51,000 based on the closing market price of the Company’s common stock on the date of the grant.

During the period from July 1, 2015 to September 22, 2015 the Company repurchased 29,695 shares of common stock at a cost of approximately $161,000.

F- 23

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.1	Form of Certificate of Common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.2	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

10.1	2007 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit D of the Company’s revised Definitive Proxy Statement filed on May 19, 2008).

10.2	Employment Agreement effective as of July 1, 2010 between the Company and Michael Jamieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2010).

10.3	Employment Agreement effective as of July 1, 2010 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2010).

10.4	Employment Agreement effective as of July 1, 2013 between the Company and Lee Broad (filed herewith).

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual report on Form 10-K/A for the fiscal year ended June 30, 2007 filed October 15, 2007.)

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

47