Form 10-Q
period 2015-09-30
MAM SOFTWARE GROUP, INC.
filed 2015-11-12
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The registrant had 14,434,887 shares of its common stock outstanding as of November 12, 2015.

PART I—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM UK” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “MAM US” refers to MAM Software, Inc.; (iv) the term“Origin” refers to Origin Software Solutions, Ltd.; and (v) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc.

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,824	$6,793
Accounts receivable, net of allowance of $232 and $221	3,984	4,243
Inventories	188	185
Prepaid expenses and other current assets	1,238	1,722
Total Current Assets	11,234	12,943

Property and Equipment, Net	667	732

Other Assets
Goodwill	9,166	9,202
Amortizable intangible assets, net	963	-
Software development costs, net	3,540	3,010
Other long-term assets	45	34
TOTAL ASSETS	$25,615	$25,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,157	$1,978
Accrued expenses and other liabilities	1,866	2,624
Payroll and other taxes	1,055	747
Current portion of deferred revenue	738	719
Sales tax payable	809	850
Income tax payable	325	356
Total Current Liabilities	5,950	7,274

Long-Term Liabilities
Deferred revenue, net of current portion	46	52
Deferred income taxes	259	58
Other	806	140
Total Liabilities	7,061	7,524
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 15,049,612 shares issued and 14,259,824 shares outstanding at September 30, 2015 and 15,027,057 shares issued and 14,266,964 shares outstanding at June 30, 2015	2	2
Additional paid-in capital	31,279	31,186
Accumulated other comprehensive loss	(1,846)	(1,241)
Accumulated deficit	(8,507)	(9,337)
Treasury stock at cost, 789,788 shares at September 30, 2015 and 760,093 shares at June 30, 2015	(2,374)	(2,213)
Total Stockholders' Equity	18,554	18,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,615	$25,921

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014
Revenues	$7,995	$8,207
Cost of revenues	3,650	3,305
Gross Profit	4,345	4,902

Operating Expenses
Research and development	830	1,023
Sales and marketing	1,071	1,160
General and administrative	1,267	1,681
Depreciation and amortization	153	226
Total Operating Expenses	3,321	4,090

Operating Income	1,024	812

Other Income (Expense)
Interest expense	(10)	(4)
Total other income (expense), net	(10)	(4)

Income before provision for income taxes	1,014	808

Provision for income taxes	184	199

Net income	$830	$609

Earnings per share attributed to common stockholders:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Weighted average shares outstanding:
Basic	13,394,493	13,636,273
Diluted	13,489,780	13,733,963

Net Income	$830	$609

Foreign currency translation loss	(605)	(655)

Total Comprehensive Income (Loss)	$225	$(46)

  The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$830	$609
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	34	40
Depreciation and amortization	153	226
Deferred income taxes	(1)	(13)
Stock based compensation	41	148
Changes in assets and liabilities:
Accounts receivable	354	(955)
Inventories	(9)	45
Prepaid expenses and other assets	458	175
Accounts payable	(795)	21
Payroll and other taxes payable	325	505
Deferred revenues	(36)	246
Accrued expenses and other liabilities	(693)	(909)
Sales taxes payable	(48)	80
Net cash provided by operating activities	613	218

Cash flows from investing activities:
Purchase of property and equipment	(14)	(262)
Business acquisition, net of cash acquired	(453)	-
Capitalized software development costs	(633)	(231)
Net cash used in investing activities	(1,100)	(493)

Cash flows from financing activities:
Repurchase of common stock for treasury	(161)	(17)
Net cash used in financing activities	(161)	(17)

Effect of exchange rate changes	(321)	(344)
Net change in cash and cash equivalents	(969)	(636)

Cash and cash equivalents at beginning of period	6,793	7,008
Cash and cash equivalents at end of period	$5,824	$6,372

Supplemental disclosures of non-cash investing and financing activities:
Treasury stock retired	$-	$755
Common stock issued for accrued liabilities	$93	$103

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, which was filed with the SEC on September 24, 2015. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MAM Software Group, Inc. is a leading provider of business and supply chain management solutions primarily to the automotive parts manufacturers, retailers, tire and service chains, independent installers and wholesale distributors in the automotive aftermarket. The Company conducts its business through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd”) is based in Tankersley, Barnsley, United Kingdom, Origin Software Solutions Ltd. (“Origin”) is based in the United Kingdom (MAM Ltd and Origin are collectively referred to as “MAM UK”) and MAM Software, Inc. (“MAM US”) has an office in the United States in Allentown, Pennsylvania.

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

September 30, 2015

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

No customer accounted for more than 10% of the Company’s accounts receivable at September 30, 2015 and June 30, 2015. No customer accounted for more than 10% of the Company’s revenues for the three months ended September 30, 2015 and September 30, 2014.

Segment Reporting

The Company operates in one reportable segment. The Company evaluates financial performance on a Company-wide basis. The Company’s chief operating decision-maker is the chief executive officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the U.S., Canada and the U.K. For customers headquartered in their respective countries, the Company derived 27% of its revenues from the U.S., 1% from Canada and 72% from its U.K. operations during the three months ended September 30, 2015, as compared to 24% of its revenues from the U.S., 1% from Canada and 75% from its U.K. operations during the three months ended September 30, 2014.

At September 30, 2015, the Company maintained 84% of its net property and equipment in the U.K. and the remaining 16% in the U.S. At June 30, 2015, the Company maintained 83% of its net property and equipment in the U.K. and the remaining 17% in the U.S.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income (loss). Depreciation expense related to property and equipment was $63,000 and $62,000 for the three months ended September 30, 2015 and 2014, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $64,000 and $78,000 for the three months ended September 30, 2015 and 2014, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of eight to ten years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $26,000 and $86,000 for the three months ended September 30, 2015 and 2014, respectively.

Goodwill

Goodwill is not to be amortized but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of September 30, 2015, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue which could result in additional impairment of goodwill in the future.

For the three months ended September 30, 2015, goodwill activity was as follows:

Balance, July 1, 2015	$9,202,000
Acquisition of Origin (see Note 5)	202,000
Effect of exchange rate changes	(238,000)
Balance, September 30, 2015	$9,166,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At September 30, 2015, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

On June 12, 2008, the Company’s shareholders approved the Company’s 2007 Long-Term Stock Incentive Plan (“LTIP”). Stock awarded under the LTIP are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-25-5 because the awards were unilateral grants, the recipients do not have the ability to negotiate the key terms, and the conditions of the grant, and the key terms and conditions were communicated to the individual recipients within a relatively short period of time.  Therefore the grant and measurement dates are May 13, 2008, July 1, 2008, July 1, 2009, July 1, 2010, July 1, 2011, July 1, 2012, April 1, 2013 July 1, 2014 and July 1, 2015 for each respective stock award. The maximum aggregate number of shares of common stock that may be issued under the LTIP, including stock awards and stock appreciation rights, is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year. The Company issued restricted shares to management and board members in fiscal 2016 and 2015.

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

September 30, 2015

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2015 and 2014, advertising expense totaled $136,000 and $144,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation loss adjustment totaled $(605,000) and $(655,000) for the three months ended September 30, 2015 and 2014, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended September 30, 2015 and 2014, the components of comprehensive income (loss) consist of changes in foreign currency translation gains (losses).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s condensed consolidated balance sheets at September 30, 2015 and June 30, 2015, and has not recognized interest and/or penalties in the condensed consolidated statements of comprehensive income (loss) for the periods ended September 30, 2015 and 2014, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three months ended September 30, 2015, there were 95,287 common share equivalents included in the computation of the diluted earnings per share. For the three months ended September 30, 2015, 866,252 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of diluted earnings per share because the shares have not vested and no common stock purchase warrants and stock options were excluded from the computation of diluted earnings per share. For the three months ended September 30, 2014, there were 97,690 common share equivalents included in the computation of the diluted earnings per share. For the three months ended September 30, 2014, 866,252 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of diluted earnings per share because the shares have not vested and no common stock purchase warrants and stock options were excluded from the computation of diluted earnings per share.

In connection with the employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer (see Note 4), on April 27, 2012, the Board of Directors approved the issuance of 1,165,359 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executives and they are being held by an escrow agent and will be released to the executives when they vest.  On September 18, 2014, the Company released from escrow 174,804 shares of common stock to the executives which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the executives’ employment agreements. The Company withheld 66,347 shares which were used to pay income taxes and those shares were retired by the Company.

On April 10, 2014, the Company released from escrow 466,144 shares of common stock to its Chief Executive Officer and the Chief Financial Officer which vested, as our Compensation Committee determined that the related threshold had been met pursuant to the Company’s LTIP and the employment agreements of the Chief Executive Officer and the Chief Financial Officer. The Company withheld 151,806 shares which were used to pay income taxes and those shares were retired by the Company.

The Company excludes the remaining 524,411 of these escrow shares from the basic and diluted earnings per share calculations as the market price of the Company’s common stock did not trade at or above the target stock prices per the employment agreements during the reporting period.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation for the three months ended September 30:

	2015	2014
Numerator:
Net income	$830,000	$609,000

Denominator:
Basic weighted-average shares outstanding	13,394,493	13,636,273
Effect of dilutive securities	95,287	97,690
Diluted weighted-average diluted shares	13,489,780	13,733,963
Basic earnings per common share	$0.06	$0.04
Diluted earnings per common share	$0.06	$0.04

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019. Early adoption in the Company’s first fiscal quarter of fiscal 2018 is permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

NOTE 3. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of such a proceeding if initiated could have a material adverse effect on the consolidated financial position or results of operations of the Company. There are currently no material pending legal proceedings.

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

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended September 30, 2012, the Company approved the issuance of 98,654 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $220,000, based on the closing market price of the Company’s common stock on the date of the grant. During the three months ended September 30, 2015, the Company issued 6,318 shares of common stock valued at $14,000.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

During the three months ended June 30, 2013, the Company approved the issuance of 66,169 shares to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant. During the three months ended September 30, 2015, the Company issued 5,094 shares of common stock valued at $19,000.

During the three months ended September 30, 2014, the Company approved the issuance of 44,112 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $244,000, based on the closing market price of the Company’s common stock on the date of the grant. During the quarter ended September 30, 2015, the Company issued 3,395 shares of common stock valued at $19,000.

During the three months ended September 30, 2015, the Company approved the issuance of 47,663 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $255,000, based on the closing market price of the Company’s common stock on the date of the grant. During the quarter ended September 30, 2015, the Company did not issue any shares for this grant.

Treasury Stock

From July 1, 2015 until September 30, 2015, the Company repurchased 29,695 shares of common stock at a cost of $161,000. As of September 30, 2015, the Company has repurchased 1,982,235 shares at a cost of $4,698,000 and has a remaining approval to repurchase an additional $2,052,000 of treasury stock. The stock repurchase plan was cancelled on October 30, 2015 in connection with a tender offer (see Note 6).

Stock-Based Compensation

The Company granted common stock options to employees during fiscal 2013 under the Company’s 2007 LTIP. A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2015	121	$1.23
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding - September 30, 2015	121	$1.23	5.7	$561
Options exercisable - September 30, 2015	121	$1.23	5.7	$561
Options exercisable and expected to vest - September 30, 2015	121	$1.23	5.7	$561

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The remaining unvested restricted shares will vest according to the following schedule:

-	15% when the market price of the Company’s common stock trades at or above $7 for the previous 30 day volume weighted average price (“VWAP”).

-	30% when the market price of the Company’s common stock trades at or above $8 for the previous 30 day VWAP.

The initial value of the common stock grant was approximately $244,000 and as of September 30, 2015, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is $0. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $0 of expense for the three months ended September 30, 2015.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

The initial value of the common stock grant was approximately $146,000 and as of September 30, 2015, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is $0. The shares were valued using a Monte Carlo Simulation with a three year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $0 of expense for the three months ended September 30, 2015.

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

The initial value of the common stock grant was approximately $109,000 and as of September 30, 2015, the amount of unamortized stock based compensation that has not been expensed related to the unvested common stock grant is $0. The shares were valued using a Monte Carlo Simulation with a two year life, 39.6% volatility and a risk free interest rate of 0.25%. The Company recognized $0 of expense for the three months ended September 30, 2015.

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

The initial value of the common stock grant was approximately $226,000, which will be amortized over the life of the employment agreement. As of September 30, 2015, the amount of unamortized stock based compensation that has not been expenses related to the unvested common stock grant is $0. The shares were valued using a Monte Carlo Simulation with a two year life, 124.8% volatility and a risk free interest rate of 0.39%. The Company recognized $0 of expense for the three months ended September 30, 2015.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

During the three months ended September 30, 2015, the Company issued 7,748 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $41,000 based on the closing market price of the Company’s common stock on January 2, 2015.

During the three months ended September 30, 2014, the Company issued 8,464 shares of common stock to employees including an officer, under the ESPP in lieu of compensation, which were valued at approximately $44,000 based on the closing market price of the Company’s common stock on January 2, 2014.

NOTE 5. ACQUISITION

On July 1, 2015, MAM Ltd acquired 100% of the stock of Origin, a UK-based provider of e-commerce solutions for the automotive aftermarket. The Company paid $503,000 at closing. The Company will also make future cash payments of $416,000 and issue stock consideration of $283,000 over the next few years if Origin reaches established earnings targets. The Company recorded the estimated fair value of the contingent consideration in other long-term liabilities on its condensed consolidated balance sheet as of September 30, 2015.

The Company allocated the purchase consideration to acquire Origin to net assets acquired of $177,000, finite-lived intangible assets of $1.0 million for acquired intellectual property with an estimated useful life of 10 years, deferred tax liability of $202,000, and goodwill of $202,000. The results of operations of Origin were not significant to the Company’s consolidated results of operations and thus proforma information is not presented.

NOTE 6. SUBSEQUENT EVENTS

On October 5, 2015, the Company issued 12,154 shares of common stock valued at $57,000 to the non-management members of the Board of Directors under the 2007 LTIP.

On October 5, 2015, the Company issued, under the 2007 LTIP, 2,125 shares of common stock to a certain director, in lieu of cash compensation, which were valued at $13,000, based on the closing market price of the Company’s common stock on the date of issuance.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

On October 13, 2015, the Company issued 784 shares of common stock to employees, including an officer, under the ESPP in lieu of compensation, which were valued at approximately $4,000 based on the share price on $5.34 on January 2, 2015.

On October 19, 2015, Brian H. Callahan was appointed the Company's Chief Financial Officer. In connection with the employment of Mr. Callahan, the Board of Directors approved the issuance of 160,000 shares of restricted stock. The shares vest based on the market price of the Company’s common stock. The Company issued these shares to the executive and they are being held by an escrow agent and will be released to the executive when they vest.

Tender Offer

On November 2, 2015, the Company commenced a cash tender offer to purchase up to 2,000,000 shares of its common stock at a price of $7.50 per share. The tender offer will expire at 5:00 P.M., New York City time, on December 1, 2015, unless extended by the Company.

The Company expects to fund the purchase of shares in the tender offer with a combination of available cash, and borrowings under a secured $12 million credit facility with J.P. Morgan Chase Bank, N.A. that it expects to enter into prior to the close of the tender offer. The credit facility is expected to include a $9.5 million term loan and a $2.5 million revolver, have a three year term, and charge interest at LIBOR plus a range 3.0% to 3.5%.

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

For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2015 and our other filings with the SEC.

Company Overview

MAM Software Group, Inc. (“MAM,” the “Company,” “we,” “our,” or “us”) is a leading provider of integrated information management solutions and services and a leading provider of cloud-based software solutions for the automotive aftermarket sector. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd”) is based in Tankersley, Barnsley, United Kingdom, Origin Software Solutions, Ltd. (“Origin”) is based in the United Kingdom (MAM Ltd and Origin are collectively referred to as “MAM UK”), and MAM Software, Inc. (“MAM US”) has an office in the United States in Allentown, Pennsylvania.

The Company is a leading global provider of on-premise and cloud-based business management solutions for the auto parts, tires and vertical distribution industries. We have a broad line of software solutions and services to address the information technology (IT) needs of virtually every significant sector of the automotive aftermarket in the United Kingdom and North America and are seeking to leverage this position into new industry verticals and new geographies around the world. At present, most of our customers in the U.K. have our software installed on-premise. For customers who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as Software as a Service (SaaS), which utilizes the cloud. We provide professional IT services to our customers, including software and hardware installation, data conversion, training, and, at times, product modifications. We also provide continuing customer support services to ensure product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.

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

Market Dynamics & Opportunities

Over recent years we have noticed that more of our customers and prospects are looking for subscription based solutions rather than the traditional on premise or perpetual license based solutions. Market acceptance of cloud computing for mission-critical enterprise applications has become increasingly common and this led us to introduce products such as Autopart Online and Autowork Online, which are ‘rental’ or Software as a Service (SaaS) solutions. Autopart Online and Autowork Online do not require the customer to purchase hardware and software licenses upfront, they simply ‘rent’ the infrastructure and purchase the professional services required to implement the system. We believe that by removing the up-front capital investment associated with the perpetual license model, we will see an increase in interest in our SaaS based solutions.

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

Many of our business management applications are now available as SaaS, where software and associated data is centrally hosted on the cloud. Depending on the complexity of the application, MAM SaaS solutions are deployed using 'cloud hosting' or 'web application' technology:

•	SaaS cloud hosting - single tenants accessing fully-managed virtual servers via thin client (terminal services) connections ( e.g., Autopart Online); or

•	SaaS web application - multiple tenants accessing a dedicated website using a standard web browser ( e.g., Autowork Online).

Our catalog information is also available in the cloud as Data as a Service (DaaS). We centrally host and maintain the data, which is accessed by users via a desktop application, web application or integrated into their business to consumer (“B2C”) website. Many of our applications offer integration with third-party vendors as a service, commonly known as Integration Platform as a Service (iPaaS). These services include: technical repair information; vehicle registration data (VRM); auto parts catalog data; zip code lookup; Internet EDI; website integration services; and mobile app connectivity.

Our Revenues

Our revenue and income is derived primarily from the sale of software, data, services and support. In the U.K., we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the three months ended September 30, 2015, we generated revenues of $7,995,000 with a net income of $830,000, with 72% of these revenues coming from the U.K. market.

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

Our Strategies

To date, our management has identified five areas that it believes we need to focus on. The first area is the continued growth of revenues derived from delivering our business management SaaS. To date our Autowork Online, our ‘installer’ solution in the U.K. and Autopart Online, our parts store solutions, are being delivered in this way. Both products have been developed by MAM Ltd, our U.K. subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end-users via the Internet and the end-users are not required to purchase the software directly, but rather ‘rent’ it over a fixed period of time. Our management believes that this will be a rapidly growing market for the U.K. as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of September 30, 2015, we had 2,365 subscribers of this service. The product has just been localized and released into the U.S. market. Autopart Online was launched in August 2011, and as of September 30, 2015, we had 2,755 end-users subscribing to this service.  A white label version of this product has been successfully launched into the U.S. market in conjunction with ALLDATA LLC.

The second area of focus is the sales and marketing strategy within the U.S. market. Our management believes that continued investment in this key area is required to help the development of the MAM brand.

The third area of focus relates to the launch of our information service, Autocat+ in the U.S. Autocat+ is an auto parts catalog that uses the DaaS distribution model. MAM Ltd centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application. Data can also be 'consumed' via a web service for integration into business-to-consumer websites. Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily.

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

The fifth area is the continued investment in research and development that will allow us to deliver innovative new solutions and modules in support of the previous four key areas. During the three months ended September 30, 2015, a number of new modules were launched including EMI+, a new business intelligence solution with mobile capability and a new warehouse management software module that integrates seamlessly with Autopart.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the U.S. Dollar was 72% for the three months ended September 30, 2015, as compared to 75% for the corresponding period in 2014. As the U.S. dollar strengthens in relation to the British Pound Sterling (“GBP”), in the comparable periods, our revenue and income, which is reported in U.S. dollars, is positively impacted. Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM UK subsidiaries are translated at the average exchange rate for the period. During the three months ended September 30, 2015, the exchange rate for MAM UK’s operating results was U.S. $1.5498 per 1GBP, as compared with U.S. $1.6707 per 1GBP for the three months ended September 30, 2014.

Assets and liabilities of our MAM UK subsidiaries are translated into U.S. dollars at the period-end exchange rates. The exchange rate used for translating our MAM UK subsidiaries was U.S. $1.5164 per 1GBP at September 30, 2015 and U.S. $1.5717 per 1GBP at June 30, 2015.

Currency translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($605,000) and ($655,000) for the three months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, we had a backlog of unfilled orders of business management systems of $2,086,000 compared to a backlog of $1,689,000 at September 30, 2014. We expect to fulfill approximately 65% of such backlog during the next six months.

Results of Operations

Our results of operations for the three months ended September 30, 2015 compared with the three months ended September 30, 2014 were as follows:

Revenues. Revenues were $7,995,000 for the three months ended September 30, 2015, compared with $8,207,000 for the three months ended September 30, 2014, a decrease of $212,000, or 3%. For the three months ended September 30, 2015, total recurring revenue increased $296,000 or 5% to $6,256,000 from $5,960,000, and total perpetual license and professional services revenue decreased $507,000 or 23% to $1,739,000 from $2,246,000. On a constant currency basis, revenues were up 3% for the three months ended September 30, 2015, compared with the three months ended September 30, 2014.

MAM UK revenue increased 66,000GBP or 2% to 3,726,000GBP during the three months ended September 30, 2015 from 3,660,000GBP during the three months ended September 30, 2014. The stronger U.S. dollar resulted in a $340,000 decrease in dollar-denominated revenue to $5,775,000 during the three months ended September 30, 2015, as compared to $6,115,000 during the three months ended September 30, 2014. MAM US revenue increased $129,000 or 6% to $2,220,000 for the three months ended September 30, 2015, from $2,091,000 for the three months ended September 30, 2014. As we transition our business to a SaaS model it effects our perpetual license revenue which decreased $507,000 or 23% to $1,739,000 from $2,246,000 compared to last quarter. MAM UK perpetual license revenue decreased 255,000GBP or $515,000 to $1,134,000 from $1,649,000 primarily from a special project for a single customer of $300,000 in revenue in the three months ended September 30, 2014. MAM US perpetual license revenue increased $9,000 to $605,000 from $596,000.

The SaaS model will result in lower reported revenue and cash flow in the year of the sale. The SaaS model will produce an increased and more predicable future revenue stream. Total SaaS revenue increased $457,000 or 42%, to $1,538,000 from $1,081,000 reported last year. This increase in revenue was due to new customer sales and the transition of existing clients to the SaaS model. Total DaaS revenue increased $34,000 or 1% to $2,522,000 from $2,488,000. MAM UK SaaS revenue increased $358,000 or 36% to $1,339,000 from $981,000 when compared to last year. MAM UK DaaS revenue decreased $3,000 to $1,911,000 from $1,914,000 compared to the first quarter of last year. MAM US SaaS revenue was $199,000 for the quarter and MAM US DaaS revenue was $611,000 an increase of $37,000 or 6%, from $574,000 reported for the three months ended September 30, 2014.

Cost of Revenues. Total cost of revenues for the three months ended September 30, 2015, were $3,650,000 compared with $3,305,000 for three months ended September 30, 2014, which was an increase of $345,000, or 10%. Cost of revenues as a percentage of revenues increased to 45.7% for the three months ended September 30, 2015 from 40.3% for the three months ended September 30, 2014. MAM UK costs reported in U.S. dollars increased $228,000 or 10% from $2,295,000 to $2,523,000. The primary drivers of the increase in the cost of revenues when compared to last year were an increase in MAM UK hardware purchased for resale of $250,000, and additional professional service salaries and related expenses of $100,000. The MAM US costs increased $117,000 or 12% to $1,127,000 for the three months ended September 30, 2015, as compared to MAM US costs of $1,010,000 for the three months ended September 30, 2014. The increase in cost of revenues was the result of increased professional service related travel expenses of approximately $50,000, and additional third party subscription costs of approximately $40,000, as compared to the three months ended September 30, 2014.

Gross Profit. Gross profit decreased $557,000 or 11% to $4,345,000, or 54% of total revenues, for the three months ended September 30, 2015, from $4,902,000, or 60% of total revenues, for the three months ended September 30, 2014. The decrease in gross profit margins was primarily the result of an increase in lower margin equipment sales in the first quarter of 2016 and higher margin special project revenue in the three months ended September 30, 2014.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months Ended September 30,
	2015	2014	$ Variance	% Variance
Research and development	$830,000	$1,023,000	$(193,000)	-18.9%
Sales and marketing	1,071,000	1,160,000	(89,000)	-7.7%
General and administrative	1,267,000	1,681,000	(414,000)	-24.6%
Depreciation and amortization	153,000	226,000	(73,000)	-32.3%
Total Operating Expenses	$3,321,000	$4,090,000	$(769,000)	-18.8%

Operating expenses decreased by $769,000 or 18.8% for the three months ended September 30, 2015, compared with the three months ended September 30, 2014. This is due to the following:

Research and Development Expenses. Research and development expenses decreased by $193,000, or 18.9% for the three months ended September 30, 2015, when compared to the three months ended September 30, 2014. This decrease was primarily due to a $273,000 increase in the capitalization of payroll costs of engineering personnel, partially offset by increased salaries and related expenses, when compared to the three months ended September 30, 2014.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $89,000 or 7.7% during the three months ended September 30, 2015, as compared with the three months ended September 30, 2014. This decrease was primarily the result of lower salaries and related expenses in the U.K. division, lower marketing and communications expenses, and lower internal software licenses expense in the U.K division for the three months ended September 30, 2015, when compared to the three months ended September 30, 2014.

General and Administrative Expenses. General and administrative expenses decreased by $414,000, or 24.6% during the three months ended September 30, 2015, as compared with the three months ended September 30, 2014. This decrease was primarily due to $155,000 of adjustments to management incentive plan, $150,000 reduction from realignment of the MAM US management structure, and $196,000 of strategic goal incentives in the three months ended September 30, 2014.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $73,000 for the three months ended September 30, 2015, as compared with the three months ended September 30, 2014, because of assets being fully depreciated.

Operating Income. Operating income was $1,024,000 for the three months ended September 30, 2015, an increase of $212,000, or 26% as compared to $812,000 for the three months ended September 30, 2014.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2015, included interest expense of $10,000, as compared with interest expense of $4,000 for the three months ended September 30, 2014.

Income Taxes. Income taxes decreased by $15,000 to $184,000 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This decreased was due to lower tax requirements resulting from reduced profits at our U.K. subsidiary.

Net Income. As a result of the above, we realized net income of $830,000 for the three months ended September 30, 2015, compared with net income of $609,000 for the three months ended September 30, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in the U.K. and Ireland, but with the introduction of new products and efforts to streamline our U.S. operations, we expect to see a continued increase in overall revenues with a contribution from U.S. operations in fiscal 2016.

At September 30, 2015, we had cash and cash equivalents of $5,824,000 and no interest bearing debt. The cash position is after the repurchase of $161,000 of treasury shares, $647,000 of capital expenditures, and $453,000 paid for the acquisition of Origin.

Cash provided by operations was $613,000.

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

Working Capital

Working capital at September 30, 2015, was $5,284,000, versus working capital of $5,669,000 at June 30, 2015. The working capital decrease resulted primarily from a $259,000 decrease in accounts receivable, a $484,000 decrease in prepaid expenses and other current assets, a $308,000 increase in accrued payroll and other taxes, offset by an $821,000 decrease in accounts payable, a $758,000 decrease in accrued expenses, and a decrease of $969,000 in cash.

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

Subsequent Events

On November 2, 2015, we commenced a cash tender offer to purchase up to 2,000,000 shares of our common stock at a price of $7.50 per share. The tender offer will expire at 5:00 P.M., New York City time, on December 1, 2015, unless extended by us.

We expect to fund the purchase of shares in the tender offer with a combination of available cash, and borrowings under a secured $12 million credit facility with J.P. Morgan Chase Bank, N.A. that we expect to enter into prior to the close of the tender offer. The credit facility is expected to include a $9.5 million term loan and a $2.5 million revolver, have a three year term, and charge interest at LIBOR plus a range 3.0% to 3.5%.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Item 1A. Risk Factors

There have been no changes that constitute a material change from the risk factors previously disclosed in our Annual Report filed on Form 10-K for the year ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

Share repurchase activity during the three months ended September 30, 2015 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2015	29,695	$5.34	29,695	$2,051,422
August 2015	-	$-	-	$2,051,422
September 2015	-	$-	-	$2,051,422
Total	29,695	$5.34	29,695

(1)	On September 28, 2012, our Board of Directors authorized an increase in the existing stock repurchase program for us to repurchase an additional $2.0 million (or $6.75 million in the aggregate since the beginning of the calendar year 2012) of our outstanding shares of common stock from time to time, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan previously established by us. The stock repurchase plan was cancelled on October 30, 2015 in connection with a tender offer (see Note 6).

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

MAM Software Group, Inc.

Date: November 12, 2015	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

- 12 -