Form 10-Q
period 2015-12-31
MAM SOFTWARE GROUP, INC.
filed 2016-02-16
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The registrant had 12,447,041 shares of its common stock outstanding as of February 11, 2016.

PART I—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM UK” refers to MAM Software Limited and its operating subsidiaries; (iii) the term “MAM NA” refers to MAM Software, Inc.; (iv) the term “Origin” refers to Origin Software Solutions, Ltd.; and (v) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc.

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,260	$6,793
Accounts receivable, net of allowance of $319 and $221, respectively	3,867	4,243
Inventories	284	185
Prepaid expenses and other current assets	1,127	1,722
Total Current Assets	6,538	12,943

Property and Equipment, Net	607	732

Other Assets
Goodwill	9,001	9,202
Amortizable intangible assets, net	917	-
Software development costs, net	4,141	3,010
Other long-term assets	154	34
TOTAL ASSETS	$21,358	$25,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,514	$1,978
Accrued expenses and other current liabilities	1,908	2,624
Payroll and other taxes	730	747
Current portion of long-term debt	1,900	-
Current portion of deferred revenue	682	719
Sales tax payable	781	850
Income tax payable	340	356
Total Current Liabilities	7,855	7,274

Long-Term Liabilities
Deferred revenue, net of current portion	42	52
Deferred income taxes	229	58
Long-term debt, net of current portion	8,600	-
Other long-term liabilities	569	140
Total Liabilities	17,295	7,524

Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 13,224,675 shares issued and 12,434,887 shares outstanding at December 31, 2015, and 15,027,057 shares issued and 14,266,964 shares outstanding at June 30, 2015	1	2
Additional paid-in capital	16,262	31,186
Accumulated other comprehensive loss	(2,057)	(1,241)
Accumulated deficit	(7,769)	(9,337)
Treasury stock at cost, 789,788 shares at December 31, 2015, and 760,093 shares at June 30, 2015	(2,374)	(2,213)
Total Stockholders' Equity	4,063	18,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,358	$25,921

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues, net	$7,901	$7,871	$15,896	$16,078
Cost of revenues	3,568	3,209	7,218	6,514
Gross profit	4,333	4,662	8,678	9,564

Operating expenses
Research and development	984	858	1,814	1,881
Sales and marketing	1,040	1,155	2,111	2,315
General and administrative	1,368	1,389	2,635	3,070
Depreciation and amortization	183	132	336	358
Total operating expenses	3,575	3,534	6,896	7,624

Operating income	758	1,128	1,782	1,940

Other income (expense):
Interest expense, net	(44)	(1)	(54)	(5)
Gain on settlement of liabilities	217	-	217	-
Total other income (expense), net	173	(1)	163	(5)

Income before provision for income taxes	931	1,127	1,945	1,935
Provision for income taxes	193	202	377	401
Net income	$738	$925	$1,568	$1,534

Earnings per share attributed to common stockholders:
Basic	$0.06	$0.07	$0.12	$0.11
Diluted	$0.06	$0.07	$0.12	$0.11
Weighted average shares outstanding:
Basic	12,907,105	13,423,060	13,150,831	13,310,927
Diluted	13,005,870	13,554,977	13,247,978	13,405,524

Net income	$738	$925	$1,568	$1,534
Foreign currency translation loss	(211)	(598)	(816)	(1,253)
Total comprehensive income	$527	$327	$752	$281

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,568	$1,534
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	146	80
Depreciation and amortization	336	358
Amortization of debt issuance costs	5	-
Stock based compensation	142	349
Deferred income taxes	(31)	(20)
Changes in assets and liabilities:
Accounts receivable	297	(122)
Inventories	(113)	(78)
Prepaid expenses and other assets	479	(225)
Accounts payable	(412)	(471)
Payroll and other taxes payable	(1)	73
Deferred revenue	(86)	(2)
Accrued expenses and other liabilities	(808)	(866)
Sales tax payable	(57)	(67)
Net cash provided by operating activities	1,465	543

Cash flows from investing activities:
Purchase of property and equipment	(51)	(272)
Business acquisition, net of cash acquired	(453)	-
Capitalized software development costs	(1,345)	(729)
Net cash used in investing activities	(1,849)	(1,001)

Cash flows from financing activities:
Repurchase of common stock for treasury	(161)	(187)
Repurchase of common stock	(15,000)	-
Payment of fees for acquisition of debt	(60)	-
Payment of fees for repurchase of common stock	(118)	-
Proceeds from the credit facility	10,500	-
Net cash used in financing activities	(4,839)	(187)

Effect of exchange rate changes	(310)	(630)

Net change in cash and cash equivalents	(5,533)	(1,275)

Cash and cash equivalents, beginning of period	6,793	7,008
Cash and cash equivalents, end of period	$1,260	$5,733

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

F-4

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Six Months Ended December 31,
	2015	2014
Supplemental disclosures of non-cash investing and financing activities:
Treasury stock retired	$-	$793
Issuance of common stock in settlement of accrued liabilities	$93	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by MAM Software Group, Inc. (“MAM” or the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US”) has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, which was filed with the SEC on September 24, 2015. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes (Note 7).

NOTE 2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MAM Software Group, Inc. is a leading provider of integrated information management solutions and services and a leading provider of cloud-based software solutions for the automotive aftermarket sector. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom (“UK”), Origin Software Solutions, Ltd. (“Origin”) is based in the UK (MAM Ltd. and Origin are collectively referred to as “MAM UK”), and MAM Software, Inc. (“MAM NA”) has an office in the US in Allentown, Pennsylvania.

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

Cash and Cash Equivalents

In the US, the Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At times deposits held with financial institutions in the US may exceed the $250,000 limit.

In the UK, the Company maintains cash balances at financial institutions that are insured by the Financial Services Compensation Scheme (“FSCS”) up to 85,000GBP.  At times deposits held with financial institutions in the UK may exceed the 85,000GBP limit.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

No customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2015 and June 30, 2015. No customer accounted for more than 10% of the Company’s revenues for the three and six month periods ended December 31, 2015 and 2014.

Segment Reporting

The Company operates in one reportable segment. The Company evaluates financial performance on a company-wide basis. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the US, Canada, the UK and Ireland (UK and Ireland are collectively referred to as “UK market”). For customers headquartered in their respective countries, the Company derived approximately 71% of its revenues from the UK, 28% from the US, 1% from Ireland, and less than 1% from Canada during the three months ended December 31, 2015, compared to 71% of its revenues from the UK, 28% from the US and 1% from Canada during the three months ended December 31, 2014.

The Company derived approximately 71% of its revenues from the UK, 28% from the US, 1% from Ireland and less than 1% from Canada during the six months ended December 31, 2015 compared to 72% of its revenues from the UK, 27% from the US, and 1% from Canada during the six months ended December 31, 2014.

At December 31, 2015, the Company maintained 90% of its net property and equipment in the UK and the remaining 10% in the US. At June 30, 2015, the Company maintained 83% of its net property and equipment in the UK and the remaining 17% in the US.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the realizability of inventories, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of stock options, warrants and shares issued for compensation and non-cash consideration. Actual results could materially differ from those estimates.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation and amortization expense was $87,000 and $61,000 for the three months ended December 31, 2015 and 2014, respectively, and was $150,000 and $123,000 for the six months ended December 31, 2015 and 2014, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense was $73,000 and $43,000 for the three months ended December 31, 2015 and 2014, respectively, and $137,000 and $121,000 for the six months ended December 31, 2015 and 2014, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of eight to ten years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $23,000 and $28,000 for the three months ended December 31, 2015 and 2014, respectively, and $49,000 and $114,000 for the six months ended December 31, 2015 and 2014, respectively.

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of December 31, 2015, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change and/or demand for the Company’s products and services will continue at a level consistent with past results, which could result in additional impairment of goodwill in the future.

For the six months ended December 31, 2015, goodwill activity was as follows:

Balance, July 1, 2015	$9,202,000
Acquisition of Origin (see Note 5)	202,000
Effect of exchange rate changes	(403,000)
Balance, December 31, 2015	$9,001,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At December 31, 2015, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

December 31, 2015

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended December 31, 2015 and 2014, advertising expense totaled $131,000 and $123,000, respectively. For the six months ended December 31, 2015 and 2014, advertising expense totaled $267,000 and $267,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation income (loss) totaled $(211,000) and $(598,000) for the three months ended December 31, 2015 and 2014, respectively, and $(816,000) and $(1,253,000) for the six months ended December 31, 2015 and 2014, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended December 31, 2015 and 2014, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed consolidated balance sheets at December 31, 2015 and June 30, 2015, and has not recognized interest and/or penalties in the condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2015 and 2014.

Basic and Diluted Earnings Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three and six months ended December 31, 2015, there were 98,765 and 97,147 common share equivalents included in the computation of the DEPS. For the three and six months ended December 31, 2015, 1,026,252 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS. For the three and six months ended December 31, 2014, there were 131,917 and 94,597 common share equivalents included in the computation of the DEPS. For the three and six months ended December 31, 2014, 866,252 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS.

The following tables present the computation of the basic and diluted earnings per share for the three and six months ended December 31, 2015 and December 31, 2014:

Three Months Ended December 31,	2015	2014
Numerator:
Net income	$738,000	$925,000
Denominator:
Basic weighted-average shares outstanding	12,907,105	13,423,060
Effect of dilutive securities	98,765	131,917
Diluted weighted-average diluted shares	13,005,870	13,554,977
Basic earnings per common share	$0.06	$0.07
Diluted earnings per common share	$0.06	$0.07

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

Six Months Ended December 31,	2015	2014
Numerator:
Net income	$1,568,000	$1,534,000
Denominator:
Basic weighted-average shares outstanding	13,150,831	13,310,927
Effect of dilutive securities	97,147	94,597
Diluted weighted-average diluted shares	13,247,978	13,405,524
Basic earnings per common share	$0.12	$0.11
Diluted earnings per common share	$0.12	$0.11

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update provides guidance on simplifying the presentation for debt issuance costs and debt discount and premium. The standard is effective for the annual and interim periods within those annual periods beginning after December 15, 2015.  The Company does not expect the adoption of ASU 2015-03 to have a significant impact on the disclosure or balance sheet presentation in its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Currently, there is no guidance in accounting principles generally accepted in the US about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in US auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its consolidated financial statements.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its credit facility (see Note 6), the Company indemnified the lender for certain losses, claims, and other liabilities that are standard for this type of agreement. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers’ contracts the Company indemnifies the customer that the software provided does not violate any US patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

The Company issues shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company also gives the non-management members of the Board of Directors the option to receive shares of common stock in lieu of cash compensation.

On July 1, 2015, the Company approved the issuance of 47,663 shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $255,000, based on the closing market price of the Company’s common stock on the date of the grant.

During the six months ended December 31, 2015, the Company issued 29,086 shares of common stock valued at $121,000 for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and in lieu of cash compensation.

Tender Offer

On December 1, 2015, the Company completed a cash tender offer and purchased 2.0 million shares of its common stock at a purchase price of $7.50 per share for a total purchase price of $15.0 million. The Company canceled and retired the shares purchased pursuant to the tender offer.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

Treasury Stock

For the six months ended December 31, 2015, the Company repurchased 29,695 shares of common stock at a cost of $161,000. As of December 31, 2015, the Company has repurchased 1,982,235 shares at a cost of $4,698,000. The stock repurchase plan was cancelled on October 30, 2015 in connection with the tender offer.

Stock-Based Compensation

Stock-based compensation expense for restricted stock and stock issuances of $101,000 and $201,000 was recorded in the three months ended December 31, 2015 and 2014, respectively.  Stock-based compensation expense for restricted stock and stock issuances of $142,000 and $349,000 was recorded in the six months ended December 31, 2015 and 2014, respectively.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares	Average	Contractual
	(in	Exercise	Life
	thousands)	Price	(in years)
Options outstanding - July 1, 2015	121	$1.23
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding - December 31, 2015	121	$1.23	5.5
Options exercisable - December 31, 2015	121	$1.23	5.5
Options exercisable and expected to vest - December 31, 2015	121	$1.23	5.5

A summary of the Company's common restricted stock activity is presented below (shares in thousands):

	Number of	Weighted Average
	Shares	Initial Value Price
	(in thousands)	Per Share
Restricted stock outstanding - July 1, 2015	866	$0.48
Issuance of restricted stock	160	1.79
Vesting	-	-
Forfeitures	-	-
Restricted stock outstanding - December 31, 2015	1,026	$0.68

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

A summary of the vesting levels of the Company's restricted common stock is presented below:

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30 day VWAP per share vesting level (1):
$7.00 per share	334,747	$0.48
$8.00 per share	481,327	$0.43
$9.00 per share	82,178	$1.25
$10.00 per share	48,000	$1.79
$11.00 per share	48,000	$1.79
$12.00 per share	32,000	$1.79

(1)	The restricted stock becomes vested when the Company’s 30 day volume weighted average price (“VWAP”) per share is at or above these levels.

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

During the six months ended December 31, 2015, the Company issued 8,532 shares of common stock to employees including an executive officer, under the ESPP in lieu of compensation, which were valued at approximately $49,000 based on the closing market price of the Company’s common stock on January 2, 2015.

During the six months ended December 31, 2014, the Company issued 8,464 shares of common stock to employees including an executive officer, under the ESPP in lieu of compensation, which were valued at approximately $44,000 based on the closing market price of the Company’s common stock on January 2, 2014.

NOTE 5. ACQUISITIONS

On July 1, 2015, MAM Ltd. acquired 100% of the stock of Origin, a UK-based provider of e-commerce solutions for the automotive aftermarket. The Company paid $503,000 at closing. The Company will also make future cash payments of $416,000 and issue stock consideration of $283,000 over the next few years if Origin reaches established earnings targets. The Company recorded the estimated fair value of the contingent consideration in other long-term liabilities on its condensed consolidated balance sheet as of December 31, 2015.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

NOTE 6. DEBT

Debt obligations consisted of the following at December 31, 2015 and June 30, 2015:

	As of
($ in thousands)	December 31, 2015	June 30, 2015

Debt obligations:
Revolving loan facility	$1,000	$-
Term loan	9,500	-
Total	10,500	-
Less current portion	(1,900)	-
Long-term debt	$8,600	$-

On December 1, 2015, the Company entered into a new credit agreement with J.P. Morgan Chase Bank, N.A. to provide for borrowings up to $12.0 million consisting of a $9.5 million term loan and a $2.5 million revolver (“Credit Facility”).  All borrowings become due and payable on December 1, 2018. The borrowings bear interest at a variable rate based on either LIBO Rate or a Prime Rate, as defined in the credit agreement, plus an applicable margin of 3.00% to 3.50%, based upon financial covenants. As of December 31, 2015, the interest rate was 3.25%. Under the terms of the Credit Facility, the Company is required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements and limitations. The Company’s obligations under the Credit Facility are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary.  The Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary.  As of December 31, 2015, the Company was in compliance with its loan covenants.

On December 1, 2015, the Company borrowed $10.5 million under the Credit Facility to fund a portion of the tender offer (see Note 4).

NOTE 7. SUBSEQUENT EVENTS

On January 2, 2016, the Company issued 12,154 shares of common stock valued at approximately $57,000 to the non-management members of the Board of Directors under the 2007 LTIP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the fiscal year ended June 30, 2015, and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed separately with the US Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q, including those set forth under Part II, Item 1Aof this Quarterly Report on Form 10-Q.

Company Overview

MAM Software Group, Inc. (“MAM,” “we,” “our,” or “us”) is a leading provider of integrated information management solutions and services and a leading provider of cloud-based software solutions for the automotive aftermarket sector. We conduct our businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom (“UK”), Origin Software Solutions, Ltd. (“Origin”) is based in the UK (MAM Ltd. and Origin are collectively referred to as “MAM UK”), and MAM Software, Inc. (“MAM NA”) has an office in the United States of America (“US”) in Allentown, Pennsylvania.

We are a leading provider of cloud-based business and on-premise management solutions for the auto parts, tires and vertical distribution industries. We have a broad line of software solutions and services to address the information technology (IT) needs of virtually every significant sector of the automotive aftermarket in the UK and Ireland (collectively referred to as the “UK market”) and North America (“NA”) and are seeking to leverage this position into new industry verticals. At present, many of our customers in the UK have our software installed on-premise. For customers who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as Software as a Service (SaaS), which utilizes the cloud. We provide professional IT services to our customers, including software and hardware installation, data conversion, training, and, at times, product modifications. We also provide continuing customer support services to ensure product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.

Our Markets

We provide software, information and related services to businesses engaged in the automotive aftermarket in the US, Canada, UK and Ireland. The automotive aftermarket consists of businesses associated with the life cycle of a motor vehicle from when the original manufacturer’s warranty expires to when the vehicle is scrapped. Products sold by businesses engaged in this market include the parts, tires and auto services required to maintain and improve the performance or appeal of a vehicle throughout its useful life. We aim to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

Our customer base consists of wholesale parts and tire distributors, retailers, franchisees, cooperatives, auto service chains and single location auto service businesses with high customer service expectations and complex commercial relationships.

In the UK and Ireland, we also provide management solutions to business involved in the wholesale of construction materials. These vertical markets include plumbing, building, lumber, and electrical wholesale distribution companies.

Market Dynamics & Opportunities

While the automotive aftermarkets in the UK, Ireland and North America have been returning to growth, competition for repair business remains intense. The independent channel faces stiff competition from vehicle manufacturers (VMs) and their networks of authorized dealers and repair shops.

In order to "level the playing field," independent distributors and installers often join forces with other independents to form purchasing or marketing networks, which buy in volume to secure better prices or co-brand to achieve better market visibility. MAM management believes that these groups provide a valuable route to market and they therefore form the focus of many of our sales and marketing strategies.

MAM believes that our software provides groups and their independent members with the tools they require to compete with the authorized channel. Our range of integrated solutions provide valuable assistance in key operational areas including: professional customer management, efficient process management, precise inventory control and accurate parts identification.

Furthermore, we believe that the recent introduction of our cloud applications creates a unique price/functionality proposition. These Software as a Service (SaaS) solutions do not require customers to purchase hardware and software licenses upfront, they simply ‘rent’ the infrastructure and purchase the professional services required to implement the system. We believe that by removing much of the capital investment and ongoing maintenance associated with traditional 'on-premise' software, our solutions are equally attractive to small outlets and national chains.

Our Products and Services

Our business management systems, information products and online services permit our customers to manage their critical day-to-day business operations through automated point-of-sale, information (content) products, inventory management, purchasing, general accounting and customer relationship management.

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

Many of our business management applications are now available as SaaS, where software and associated data is centrally hosted on the cloud.

∙	SaaS cloud hosting - single tenants accessing fully-managed virtual servers via thin client (terminal services) connections ( e.g., Autopart Online); or

∙	SaaS web application - multiple tenants accessing a dedicated website using a standard web browser ( e.g., Autowork Online).

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

Our Revenues

Our revenues and income are derived primarily from the sale of software, data, services and support. In the MAM UK, we also earn a portion of our revenues, and income from the sale of hardware systems to clients. During the three months ended December 31, 2015, we generated revenues of $7,901,000 with a net income of $738,000, with 72% of these revenues coming from the UK market.

The Company’s revenues are derived from the following:

∙	The sale of business management systems comprised of proprietary software applications, implementation and training;

∙	Providing subscription-based services, including software support and maintenance, and online services for a fee;

∙	Delivering our business management software as a service, commonly known as SaaS;

∙	Delivering our catalogue information as a service, commonly known as DaaS; and

∙	Enabling integration between systems and third-party vendors as a service, commonly known as iPaaS.

Our Strategies

To date, our management has identified five areas that it believes we need to focus on. The first area is to grow revenues derived from delivering SaaS. Our business management software solutions Autowork Online, our ‘installer’ solution, and Autopart Online, our parts store solution, are being delivered in this way. Both products have been developed by MAM Ltd., our UK subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end- users via the Internet meaning that they do not need to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a growth opportunity as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of December 31, 2015, we had 2,819 customers subscribing to this product. The product is now available in North America having been localized for this market. A white-label version of the product was launched in conjunction with ALLDATA LLC. Autopart Online was launched in August 2011, and as of December 31, 2015, we had 280 customers with 2,659 end-users subscribing to this service.

The second area of focus is the sales and marketing strategy within the North American market. Our management believes that continued investment in this key area is required to help the development of the MAM brand. The North America automotive aftermarket presents a significant opportunity and we continue to invest in our marketing strategies. Our attendance at industry trade shows and conferences, together with other branding initiatives and advertising in top trade publications, remain successful tactics for increasing brand awareness and expanding our pipeline of new business opportunities.

Events such as AAPEX and SEMA provide us with the opportunity to reach a large number of potential customers in a relatively short period of time with hands-on, face-to-face interactions that allow us to demonstrate solutions that can address their business needs. The events allow us to generate interest, grow our pipeline and move previously qualified deals further along in the sales cycle.

The third area of focus relates to the launch of our information service, Autocat+ in North America. Autocat+ is an auto parts catalog that uses the DaaS distribution model. MAM Ltd. centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application. Data can also be 'consumed' via a web service for integration into business-to-consumer websites. Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily.

In MAM UK, there are approximately 10,300 end-users (warehouse distributors, parts stores and auto service providers) who use our information products, for which a monthly or annual subscription fee is charged. Our management believes that the recent launch of Autocat in North America not only presents an opportunity for additional revenue generation, but also adds value and strengthens the appeal of our business management solutions.

The fourth area is within the UK market, where our focus is on new business growth, maximizing existing customer revenue and customer retention. The company continues to monitor and assess expansion into new vertical markets and businesses involved in the wholesale of construction materials. These vertical markets include plumbing, building, lumber, and electrical wholesale distribution companies. Ongoing product development enables the company to add value to existing customers, generate additional cross-sell and upsell opportunities, and create compelling USPs for customer acquisition.

The fifth area is the continued investment in research and development that will allow us to further extend the functionality of our solutions in order to create additional value for our customers. New product development and product enhancement helps the company strengthen customer retention, protect market share, and target new markets. Most recently we released a new version, (v30) of Autopart in the UK, Ireland and North America, and a new version (v8) of our catalog in the UK and Ireland. Both new releases are being marketed as 'no-cost' upgrades to eligible customers. We will continue with on-going reinvestment into our products to ensure our market competitiveness and further grow the business. This continued investment in research and development is taking place at the same time as we progress the Goodyear and ALLDATA projects.

In addition to internal development, the management will also look to add complementary tools and applications opportunistically as we did with our recent acquisition of Origin Software Solutions, a UK-based provider of e-commerce solutions for the automotive aftermarket. Origin has extensive experience in the industry and complements our existing product portfolio. The Origin acquisition will enable us to upsell to existing customers, increase average revenue per customer, and make our offering more appealing to prospects.

Our Progress

At present, many of our customers in the UK and Ireland have our software installed on-premise. However, market acceptance of cloud computing for mission-critical enterprise applications has become increasingly common in recent years, since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for these businesses to purchase supporting software and hardware for an on-premise system, or the need to keep IT people on staff to monitor and upgrade such a system.

We introduced our first subscription-based service solution over the Internet in 2005 in the UK and Ireland, and we began marketing our first cloud based solution to customers in North America in 2013. Since that time, we have significantly expanded our cloud-based offerings and are offering customers that maintain on-premise installations incentives to move to our cloud solutions. While transitioning our MAM UK customers to a cloud computing model results in a decrease in our up-front revenue recognition, there are a number of distinct advantages of moving to subscription licensing:

●	Existing customers that migrate to a new subscription model will commit to a new minimum contract that is easier for us to manage and renew.
●	License management is traditionally complicated, and more susceptible to illegitimate use and therefore more expensive to police.
●	In our on-premise software and support models, customers might use old versions of software for many years resulting in many different versions, which is more difficult and costly to maintain.

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

We install the latest version of our software for our customers, thereby reducing their need to buy and maintain their own IT resources. As a part of our cloud-based model, we will provide installation, training, and support services to our customers. In the North American market, we have a smaller customer base and by offering a cloud-based solution will prove to be an important part of our strategic growth. We anticipate that this solution will positively impact the marketplace and ultimately increase our market share within North America.

Impact of Currency Exchange Rate

Our net revenues derived from sales in currencies other than the US dollar was 72% and 72% for the three and six month periods ended December 31, 2015, respectively, as compared to 72% and 73% for the three and six month periods ended December 31, 2014. As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), as it has recently done, our revenues and income, which are reported in US dollars, is negatively impacted. Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM Ltd. subsidiary are translated at the average exchange rate for the period. During the six months ended December 31, 2015, the exchange rate for MAM’s operating results was US $1.5332 per 1GBP, compared with US $1.6269 per 1GBP for the six months ended December 31, 2014.

Assets and liabilities of our MAM Ltd. subsidiary are translated into US dollars at the period-end exchange rates. The exchange rate used for translating our MAM Ltd. subsidiary was US $1.4802 per 1GBP at December 31, 2015 and US $1.5717 per 1GBP at June 30, 2015.

Currency translation gain and (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(211,000) and $(598,000) for the three months ended December 31, 2015 and 2014, respectively, and $(816,000) and $(1,253,000) for the six months ended December 31, 2015 and 2014, respectively.

Results of Operations

Our results of operations for the three and six months ended December 31, 2015 compared with the three and six months ended December 31, 2014 were as follows:

Revenues. Revenues were $7,901,000 and $15,896,000 for the three and six months ended December 31, 2015, an increase of $30,000 and a decrease of $182,000, or 1%, respectively, compared with revenues of $7,871,000 and $16,078,000 for the three and six months ended December 31, 2014. The strength in the US dollar vs. GBP had a negative effect on reported revenues from our MAM UK operations.

Revenues were $7,901,000 for the three months ended December 31, 2015, an increase of $30,000 as compared with revenues of $7,871,000 for the three months ended December 31, 2014. Revenues from our MAM UK operations were 3,766,000GBP for the three months ended December 31, 2015; an increase of 236,000GBP, or 7%, as compared with revenues of 3,530,000GBP for the three months ended December 31, 2014. The US dollar-denominated revenues for the MAM UK operations were $5,712,000 for the three months ended December 31, 2015, as compared to $5,582,000 for the three months ended December 31, 2014, an increase of $130,000, or 2%. For the three months ended December 31, 2015, UK and Ireland recurring revenues increased 254,000GBP, or 9%, to 3,015,000GBP from 2,761,000GBP for the three months ended December 31, 2014, and system sales decreased 18,000GBP, or 2%, to 751,000GBP from 769,000GBP. The increase in MAM UK revenues was primarily the result of increased sales of our Autowork Online and Autopart Online products as MAM UK transitions to a SaaS model, partially offset by perpetual software sales in the prior year and fluctuations in foreign currency exchange rates. Revenues from our MAM NA operations were $2,189,000, for the three months ended December 31, 2015, a decrease of $100,000, or 4%, as compared with revenues of $2,289,000 for the three months ended December 31, 2014. For the three months ended December 31, 2015, MAM NA recurring revenue increased $270,000, or 19%, to $1,729,000 from $1,459,000 for the three months ended December 31, 2014, and system sales decreased $370,000, or 45%, to $460,000 from $830,000 when compared with the three months ended December 31, 2014. The increase in MAM NA revenues from the transition to the SaaS model was offset by higher perpetual sales and professional service revenues in the prior year.

Revenues were $15,896,000 for the six months ended December 31, 2015, a decrease of $182,000, or 1%, as compared with revenues of $16,078,000 for the six months ended December 31, 2014. For the six months ended December 31, 2015, recurring revenues increased $764,000, or 6%, to $12,558,000 from $11,794,000 for the six months ended December 31, 2014, and system sales decreased $945,000, or 22%, to $3,339,000 from $4,284,000. Revenues from our MAM UK operations were 7,492,000GBP for the six months ended December 31, 2015, an increase of 302,000GBP, or 4%, as compared with revenues of 7,190,000GBP for the six months ended December 31, 2014. The US dollar-denominated revenue was $11,487,000 for the six months ended December 31, 2015, as compared to $11,698,000 for the six months ended December 31, 2014, which is a decrease of $211,000, or 2%. For the six months ended December 31, 2015, MAM UK recurring revenues increased 575,000GBP, or 11%, to 6,009,000GBP for the six months ended December 31, 2015, from 5,434,000GBP for the six months ended December 31, 2014, and system sales decreased 273,000GBP, or 16%, from 1,756,000GBP to 1,483,000GBP. The increase in MAM UK’s revenues is primarily the result of increased sales of our Autowork Online and Autopart Online products as MAM UK transitions to a SaaS model, partially offset by perpetual software sales in the prior year and fluctuations in foreign currency exchange rates. Revenues for our MAM NA operations were $4,410,000 for the six months ended December 31, 2015; an increase of $30,000 compared with revenues of $4,380,000 for the six months ended December 31, 2014. For the six months ended December 31, 2015, MAM NA recurring revenue increased $392,000, or 13%, to $3,345,000 from $2,953,000 for the six months ended December 31, 2014, and system sales decreased $363,000, or 25%, to $1,065,000 from $1,428,000 when compared with the six months ended December 31, 2014. The increase in MAM NA revenues from the transition to the SaaS model was offset by higher perpetual sales and professional service revenues in the prior year.

Cost of Revenues. Total cost of revenues for the three and six months ended December 31, 2015, were $3,568,000 and $7,218,000, respectively, as compared with $3,209,000 and $6,514,000, for the same periods ended December 31, 2014, respectively. The increase in cost of revenues for the three months ended December 31, 2015 was $359,000, or 11%, when compared to the three months ended December 31, 2014. Our MAM UK operations experienced an increase of 209,000GBP from 1,427,000GBP to 1,636,000GBP for three months ended December 31, 2015, when compared to 2014, and the US dollar-denominated cost of revenues for the MAM UK operations increased by $219,000, or 10%. The increase in the UK’s cost of revenues was primarily attributable to an increase in equipment purchases and the expenses from Origin which was acquired on July 1, 2015. The North America operations experienced an increase of $140,000, or 15%, for the three months ended December 31, 2015 when compared to the three months ended December 31, 2014, primarily due an to increase in professional services headcount to support growth, increased equipment costs related to hardware sales, and increased travel expenses when compared to prior year.

The increase in the cost of revenues for the six months ended December 31, 2015 was $704,000, or 11%, as compared to the six months ended December 31, 2014. Our MAM UK operations experienced an increase of 463,000GBP, or 17%, from 2,801,000GBP to 3,264,000GBP, and the US dollar-denominated cost of revenues for the MAM UK operations increased by $447,000, or 10%. The primary drivers of the increase in the cost of revenues when compared to last year were an increase in MAM UK hardware purchased for resale, additional professional service salaries and related expenses, and the expenses from Origin which was acquired on July 1, 2015. Our MAM NA operations experienced an increase of $257,000, primarily the result of an increase in professional services headcount to support growth, increased equipment costs related to hardware sales, increased travel expenses, and additional third party subscription costs.

Gross Profit. Gross profit decreased $329,000, or 7%, to $4,333,000 for the three months ended December 31, 2015, from $4,662,000 for the three months ended December 31, 2014. Gross profit margin decreased to 55% for the three months ended December 31, 2015, from 59% for the three months ended December 31, 2014.  Gross profit decreased $886,000, or 9%, to $8,678,000 for the six months ended December 31, 2015, from $9,564,000 for the six months ended December 31, 2014. The decrease in gross profit margins was primarily the result of an increase in lower margin equipment sales in the three and six months ended December 31, 2015, higher margin special project revenue in the three and six months ended December 31, 2014, and an increase in professional services headcount to support growth.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
	Ended December 31,
	2015	2014	Variance $	Variance %
Research and development	$984,000	$858,000	$126,000	15%
Sales and marketing	1,040,000	1,155,000	(115,000)	-10%
General and administrative	1,368,000	1,389,000	(21,000)	-2%
Depreciation and amortization	183,000	132,000	51,000	39%
Total Operating Expenses	$3,575,000	$3,534,000	$41,000	1%

	For the Six Months
	Ended December 31,
	2015	2014	Variance $	Variance %
Research and development	$1,814,000	$1,881,000	$(67,000)	-4%
Sales and marketing	2,111,000	2,315,000	(204,000)	-9%
General and administrative	2,635,000	3,070,000	(435,000)	-14%
Depreciation and amortization	336,000	358,000	(22,000)	-6%
Total Operating Expenses	$6,896,000	$7,624,000	$(728,000)	-10%

For the three months ended December 31, 2015, operating expenses increased by $41,000, or 1%, when compared with the three months ended December 31, 2014.   For the six months ended December 31, 2015, operating expenses decreased by $728,000, or 10%, compared with the six months ended December 31, 2014. This is due to the following:

Research and Development Expenses. Research and development expenses increased by $126,000, or 15%, for the three months ended December 31, 2015 due to increased salaries and related expenses to support new client developments. Research and Development expenses decreased by $67,000, or 4%, for the six months ended December 31, 2015, due to an increase in the capitalization of payroll costs of engineering personnel, partially offset by increased salaries and related expenses to support new client development as we increased the number of personnel working on customer development work in the first quarter.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $115,000, or 10%, during the three months ended December 31, 2015, and decreased by $204,000, or 9%, during the six months ended December 31, 2015. The decreases for the three and six months ended December 31, 2015 were primarily the result of lower headcount in the UK division, and lower marketing and communications expenses in the US.

General and Administrative Expenses. General and administrative expenses decreased by $21,000, or 2% during the three months ended December 31, 2015, and decreased by $435,000, or 14%, during the six months ended December 31, 2015. The decrease for the six months ended December 31, 2015 was primarily due to $155,000 of adjustments to management incentive plan, $150,000 reduction from realignment of the MAM NA management structure, and $196,000 of strategic goal incentives in the six months ended December 31, 2014.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $51,000, or 39%, for the three months ended December 31, 2015, but decreased by $22,000, or 6%, for the six months ended December 31, 2015. Depreciation and amortization expense for the three and six months ended December 31, 2015 included amortization expense from the intangible assets acquired with Origin.

Other Income (Expense). Interest expense increased by $43,000 to $44,000 for the three months ended December 31, 2015, as compared to $1,000 for the three months ended December 31, 2014, and increased $49,000 to $54,000 for the six months ended December 31, 2015, as compared to $5,000 for the six months ended December 31, 2014. The increase in interest expense was due to the $10.5 million of borrowings under the new credit facility in December 2015 to fund the tender offer. Other income for the three and six months ended December 31, 2015, included a $217,000 gain from the settlement of liabilities with certain vendors.

Income Taxes. Income taxes were $193,000, or 20% of pre-tax income, for the three months ended December 31, 2015, as compared to $202,000, or 18% of pre-tax income, for the three months ended December 31, 2014. Income taxes were $377,000, or 19% of pre-tax income, for the six months ended December 31, 2015, as compared to $401,000, or 21% of pre-tax income, for the six months ended December 31, 2014. Our MAM UK operations generate taxable income that is taxed at approximately 20%. Our US operations established a full valuation allowance so there was no income tax benefit recorded for the losses generated by the MAM NA operations for the three and six months ended December 31, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from operations. To date, most of our profits have been generated in the UK and Ireland, but with the introduction of new products and efforts to streamline our MAM NA operations, we expect to see a continued increase in overall revenues with a contribution from MAM NA operations in fiscal 2016.

At December 31, 2015, we had cash and cash equivalents of $1,260,000 and negative working capital of $1,317,000, including the current portion of long-term debt of $1,900,000.

Cash provided by operations was $1,465,000 for the six months ended December 31, 2015.

We expect to see positive earnings and cash flows from operations for the balance of fiscal 2016, with continued growth in revenues and operating income. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue over the next two quarters, specifically due to additional products that have been developed by the MAM NA operations, which are currently being released to customers, and the continued growth of our Autopart line of products in the North America market.

On December 1, 2015, we completed a cash tender offer and purchased 2.0 million shares of our common stock at a purchase price of $7.50 per share for a total purchase price of $15.0 million. The Company canceled and retired the shares purchased pursuant to the tender offer.

On December 1, 2015, we entered into a new credit agreement with J.P. Morgan Chase Bank, N.A. to provide for borrowings up to $12.0 million consisting of a $9.5 million term loan and a $2.5 million revolver (“Credit Facility”).  All borrowings become due and payable on December 1, 2018. The borrowings incur interest at a variable rate based on either LIBO Rate or a Prime Rate, as defined in the credit agreement, plus an applicable margin of 3.00% to 3.50%, based upon financial covenants. Under the terms of the Credit Facility, we are required to comply with certain loan covenants, which include, but are not limited to, the achievement of certain financial ratios as well as certain financial reporting requirements and limitations. Our obligations under the Credit Facility are secured by all of our US assets and are guaranteed by our US wholly-owned subsidiary.  We pledged 65% of the stock of MAM Software Limited, our UK subsidiary.

On December 1, 2015, we borrowed $10.5 million under the Credit Facility to fund a portion of the tender offer.

We believe our existing cash balance, the cash expected to be generated from operations, and the borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of net sales, the timing and extent of expenditures to support our development activities and the continued market acceptance of our products.

We could be required, or we may choose, to seek additional funding through public or private equity or debt financing. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination of both. Any such additional funding may not be available on terms acceptable to us, or at all.

Working Capital

Working capital at December 31, 2015, was $(1,317,000), as compared to working capital of $5,669,000 at June 30, 2015. The working capital decrease resulted primarily from the $4,500,000 of cash used to fund a portion of the tender offer in December 2015, and the current portion of long-term debt of $1,900,000 that was borrowed in December 2015 to fund the remaining portion of the tender offer.

As of December 31, 2015, we had a backlog of unfilled orders of business management systems of $1.9 million compared to a backlog of $1.7 million at December 31, 2014. We expect to fill approximately 50% of such backlog during the next six months.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1a. Risk Factors

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K filed on September 24, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

Share repurchase activity during the three and six months ended December 31, 2015 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2015	29,695	$5.34	29,695	$2,051,422
August 2015	-	$-	-	$2,051,422
September 2015	-	$-	-	$2,051,422
Total	29,695	$5.34	29,695

(1)	The shares repurchased in the six months ended December 31, 2015 were under our stock repurchase program that was originally announced on November 8, 2011, with an authorized level of $250,000, which was increased by an additional $500,000 on December 19, 2011, which was increased an additional $2.0 million on March 5, 2012, and an additional $2.0 million on June 22, 2012. On September 28, 2012, our Board of Directors authorized an increase in the existing stock repurchase program for us to repurchase an additional $2.0 million (or $6.75 million in the aggregate since the beginning of the calendar year 2011) of our outstanding shares of common stock from time to time, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan previously established by us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of MAM Software Group, Inc., as amended, are incorporated by reference from Exhibit 3(i) to our Annual Report on Form 10-K filed on September 25, 2013.
3.2	By laws as incorporated by reference from Exhibit 3(ii) to our Registration Statement on Form SB-2 filed on February 16, 2007.
10.1	Credit Agreement, dated as of December 1, 2015 by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to our Form 8-K dated December 4, 2015.
10.2	Revolving Credit Note, dated December 1, 2015, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.2 to our Form 8-K dated December 4, 2015.
10.3	Term Note, dated December 1, 2015, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.3 to our Form 8-K dated December 4, 2015.
10.4	Pledge and Security Agreement, dated December 1, 2015, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.4 to our Form 8-K dated December 4, 2015.
10.5	Pledge and Security Agreement, dated December 1, 2015, by and among MAM Software, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.5 to our Form 8-K dated December 4, 2015.
10.6	Deed of Negative Pledge Agreement, dated December 1, 2015, by and among MAM Software Group, Inc., MAM Software Limited, and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.6 to our Form 8-K dated December 4, 2015.
10.7	Guaranty of Payment Agreement, dated December 1, 2015, by and among MAM Software, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.7 to our Form 8-K dated December 4, 2015.
10.8	Employment Agreement effective as of October 16, 2015 between the Company and Brian H. Callahan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015.
10.9	Separation Agreement effective as of October 19, 2015 between the Company and Charles F. Trapp.
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAM Software Group, Inc.

Date: February 16, 2016	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2016	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of MAM Software Group, Inc., as amended, are incorporated by reference from Exhibit 3(i) to our Annual Report on Form 10-K filed on September 25, 2013.
3.2	By laws as incorporated by reference from Exhibit 3(ii) to our Registration Statement on Form SB-2 filed on February 16, 2007.
10.1	Credit Agreement, dated as of December 1, 2015 by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to our Form 8-K dated December 4, 2015.
10.2	Revolving Credit Note, dated December 1, 2015, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.2 to our Form 8-K dated December 4, 2015.
10.3	Term Note, dated December 1, 2015, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.3 to our Form 8-K dated December 4, 2015.
10.4	Pledge and Security Agreement, dated December 1, 2015, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.4 to our Form 8-K dated December 4, 2015.
10.5	Pledge and Security Agreement, dated December 1, 2015, by and among MAM Software, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.5 to our Form 8-K dated December 4, 2015.
10.6	Deed of Negative Pledge Agreement, dated December 1, 2015, by and among MAM Software Group, Inc., MAM Software Limited, and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.6 to our Form 8-K dated December 4, 2015.
10.7	Guaranty of Payment Agreement, dated December 1, 2015, by and among MAM Software, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.7 to our Form 8-K dated December 4, 2015.
10.8	Employment Agreement effective as of October 16, 2015 between the Company and Brian H. Callahan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015.
10.9	Separation Agreement effective as of October 19, 2015 between the Company and Charles F. Trapp.
31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

