Form 10-Q
period 2016-03-31
MAM SOFTWARE GROUP, INC.
filed 2016-05-16
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-35918

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

The registrant had 12,470,505 shares of its common stock outstanding as of May 11, 2016.

PART I—FINANCIAL INFORMATION

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Ltd.” refers to MAM Software Limited; (iii) the term “MAM NA” refers to MAM Software, Inc.; (iv) the term “Origin” refers to Origin Software Solutions, Ltd.; (v) the term “MAM UK” collectively refers to MAM Ltd. And Origin; and (vi) the terms “we,” “our,” “ours,” “us” and the “Company” refer collectively to MAM Software Group, Inc.

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,592	$6,793
Accounts receivable, net of allowance of $313 and $221, respectively	3,976	4,243
Inventories	231	185
Prepaid expenses and other current assets	1,186	1,722
Total Current Assets	6,985	12,943

Property and Equipment, Net	523	732

Other Assets
Goodwill	8,808	9,202
Amortizable intangible assets, net	866	-
Software development costs, net	4,693	3,010
Other long-term assets	170	34
TOTAL ASSETS	$22,045	$25,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,633	$1,978
Accrued expenses and other current liabilities	2,151	2,624
Payroll and other taxes	901	747
Current portion of long-term debt	1,900	-
Current portion of deferred revenue	890	719
Sales tax payable	869	850
Income tax payable	307	356
Total Current Liabilities	8,651	7,274

Long-Term Liabilities
Deferred revenue, net of current portion	35	52
Deferred income taxes	217	58
Long-term debt, net of current portion	8,124	-
Other long-term liabilities	492	140
Total Liabilities	17,519	7,524

Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 13,236,829 shares issued and 12,447,041 shares outstanding at March 31, 2016, and 15,027,057 shares issued and 14,266,964 shares outstanding at June 30, 2015	1	2
Additional paid-in capital	16,381	31,186
Accumulated other comprehensive loss	(2,309)	(1,241)
Accumulated deficit	(7,173)	(9,337)
Treasury stock at cost, 789,788 shares at March 31, 2016, and 760,093 shares at June 30, 2015	(2,374)	(2,213)
Total Stockholders' Equity	4,526	18,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,045	$25,921

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues, net	$7,916	$7,659	$23,812	$23,737
Cost of revenues	3,537	3,342	10,755	9,856
Gross profit	4,379	4,317	13,057	13,881

Operating expenses
Research and development	1,005	973	2,819	2,854
Sales and marketing	905	1,003	3,016	3,318
General and administrative	1,436	1,255	4,071	4,325
Depreciation and amortization	178	120	514	478
Total operating expenses	3,524	3,351	10,420	10,975

Operating income	855	966	2,637	2,906

Other income (expense):
Interest expense, net	(104)	(4)	(158)	(9)
Gain on settlement of liabilities	-	-	217	-
Total other income (expense), net	(104)	(4)	59	(9)

Income before provision for income taxes	751	962	2,696	2,897
Provision for income taxes	155	241	532	642
Net income	$596	$721	$2,164	$2,255

Earnings per share attributed to common stockholders:
Basic	$0.05	$0.05	$0.17	$0.17
Diluted	$0.05	$0.05	$0.17	$0.17
Weighted average shares outstanding:
Basic	11,426,207	13,430,568	12,580,137	13,398,748
Diluted	11,770,176	13,525,148	12,924,601	13,493,328

Net income	$596	$721	$2,164	$2,255
Foreign currency translation loss	(252)	(673)	(1,068)	(1,926)
Total comprehensive income	$344	$48	$1,096	$329

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,164	$2,255
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	203	119
Depreciation and amortization	514	478
Amortization of debt issuance costs	19	-
Stock-based compensation	225	503
Deferred income taxes	(18)	(21)
Changes in assets and liabilities:
Accounts receivable	48	(502)
Inventories	(64)	(194)
Prepaid expenses and other assets	431	(337)
Accounts payable	(256)	(117)
Payroll and other taxes payable	174	(227)
Deferred revenue	137	22
Accrued expenses and other liabilities	(585)	(652)
Sales tax payable	60	(62)
Net cash provided by operating activities	3,052	1,265

Cash flows from investing activities:
Purchase of property and equipment	(71)	(292)
Business acquisition, net of cash acquired	(453)	-
Capitalized software development costs	(2,009)	(1,227)
Net cash used in investing activities	(2,533)	(1,519)

Cash flows from financing activities:
Repurchase of common stock for treasury	(161)	(232)
Repurchase of common stock	(15,000)	-
Payment of fees for acquisition of debt	(123)	-
Payment of fees for repurchase of common stock	(118)	-
Proceeds from long-term debt	10,500	-
Repayment of long-term debt	(476)	-
Net cash used in financing activities	(5,378)	(232)

Effect of exchange rate changes	(342)	(967)

Net change in cash and cash equivalents	(5,201)	(1,453)

Cash and cash equivalents, beginning of period	6,793	7,008
Cash and cash equivalents, end of period	$1,592	$5,555

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

F-4

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Nine Months Ended March 31,
	2016	2015
Supplemental disclosures of non-cash investing and financing activities:
Treasury stock retired	$-	$793
Issuance of common stock in settlement of accrued liabilities	$93	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by MAM Software Group, Inc. (“MAM” or the “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US”) has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, which was filed with the SEC on September 24, 2015. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto.

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

March 31, 2016

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

No customer accounted for more than 10% of the Company’s accounts receivable at March 31, 2016 and June 30, 2015. No customer accounted for more than 10% of the Company’s revenues for the three and nine month periods ended March 31, 2016 and 2015.

Segment Reporting

The Company operates in one reportable segment. The Company evaluates financial performance on a company-wide basis. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single segment.

Geographic Concentrations

The Company conducts business in the US, Canada, the UK and Ireland (UK and Ireland are collectively referred to as the “UK market”). For customers headquartered in their respective countries, the Company derived approximately 68% of its revenues from the UK, 30% from the US, 1% from Ireland, and 1% from Canada during the three months ended March 31, 2016, compared to 76% of its revenues from the UK, 23% from the US and 1% from Canada during the three months ended March 31, 2015.

The Company derived approximately 70% of its revenues from the UK, 28% from the US, 1% from Ireland and 1% from Canada during the nine months ended March 31, 2016 compared to 74% of its revenues from the UK, 25% from the US, and 1% from Canada during the nine months ended March 31, 2015.

At March 31, 2016, the Company maintained 97% of its net property and equipment in the UK and the remaining 3% in the US. At June 30, 2015, the Company maintained 83% of its net property and equipment in the UK and the remaining 17% in the US.

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

March 31, 2016

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

Determining into which category within the hierarchy an asset or liability may require significant judgment. The Company evaluates its hierarchy disclosures each quarter.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation expense was $84,000 and $59,000 for the three months ended March 31, 2016 and 2015, respectively, and was $234,000 and $182,000 for the nine months ended March 31, 2016 and 2015, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense on software development costs was $70,000 and $61,000 for the three months ended March 31, 2016 and 2015, respectively, and $207,000 and $184,000 for the nine months ended March 31, 2016 and 2015, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer relationships and automotive data services and are recorded at cost. Completed software technology and customer relationships are amortized using the straight-line method over their estimated useful lives of eight to ten years, and automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years. Amortization expense on amortizable intangible assets was $24,000 and $0 for the three months ended March 31, 2016 and 2015, respectively, and $73,000 and $112,000 for the nine months ended March 31, 2016 and 2015, respectively.

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of March 31, 2016, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change and/or demand for the Company’s products and services will continue at a level consistent with past results, which could result in impairment of goodwill in the future.

For the nine months ended March 31, 2016, goodwill activity was as follows:

Balance, July 1, 2015	$9,202,000
Acquisition of Origin (see Note 5)	202,000
Effect of exchange rate changes	(596,000)
Balance, March 31, 2016	$8,808,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets can be recovered through projected undiscounted future cash flows over their remaining lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations during the period in which long-lived asset impairment is determined by management. At March 31, 2016, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Issuance of Equity Instruments to Non-Employees

All issuances of the Company’s equity instruments to non-employees are measured based upon either the fair value of the equity instruments issued or the fair value of consideration received, depending on which option is more readily determinable. The majority of stock issuance for non-cash consideration received pertains to services rendered by consultants and others and has been valued at the fair value of the equity instruments on the dates issued.

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

Revenue Recognition

Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectability is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. The Company accounts for delivered elements, in accordance with the selling price, when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

In those instances in which arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies (which represent the majority of the Company’s arrangements), the Company accounts for the arrangements using contract accounting, as follows:

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2016 and 2015, advertising expense totaled $88,000 and $82,000, respectively. For the nine months ended March 31, 2016 and 2015, advertising expense totaled $355,000 and $349,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation income (loss) totaled $(252,000) and $(673,000) for the three months ended March 31, 2016 and 2015, respectively, and $(1,068,000) and $(1,926,000) for the nine months ended March 31, 2016 and 2015, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended March 31, 2016 and 2015, the components of comprehensive income consist of changes in foreign currency translation gains (losses).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed consolidated balance sheets at March 31, 2016 and June 30, 2015, and has not recognized interest and/or penalties in the condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2016 and 2015.

Basic and Diluted Earnings Per Share

Basic earnings (loss) per share (“BEPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three and nine months ended March 31, 2016, there were 343,969 and 344,464 common share equivalents included in the computation of the DEPS. For the three and nine months ended March 31, 2016, 691,505 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS. For both the three and nine months ended March 31, 2015, there were 94,580 common share equivalents included in the computation of the DEPS. For the three and nine months ended March 31, 2015, 866,252 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS.

The following tables present the computation of the basic and diluted earnings per share for the three and nine months ended March 31, 2016 and 2015:

Three Months Ended March 31,	2016	2015
Numerator:
Net income	$596,000	$721,000
Denominator:
Basic weighted-average shares outstanding	11,426,207	13,430,568
Effect of dilutive securities	343,969	94,580
Diluted weighted-average diluted shares	11,770,176	13,525,148
Basic earnings per common share	$0.05	$0.05
Diluted earnings per common share	$0.05	$0.05

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Nine Months Ended March 31,	2016	2015
Numerator:
Net income	$2,164,000	$2,255,000
Denominator:
Basic weighted-average shares outstanding	12,580,137	13,398,748
Effect of dilutive securities	344,464	94,580
Diluted weighted-average diluted shares	12,924,601	13,493,328
Basic earnings per common share	$0.17	$0.17
Diluted earnings per common share	$0.17	$0.17

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting.  The update provides guidance on simplifying various aspects of the accounting for shared based compensation. The standard is effective for the annual and interim periods within those annual periods beginning after December 15, 2017.  The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The update requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2019. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update provides guidance on simplifying the presentation for debt issuance costs and debt discount and premium. The standard is effective for the annual and interim periods within those annual periods beginning after December 15, 2015.  The Company does not expect the adoption of ASU 2015-03 to have a significant impact on the disclosure or balance sheet presentation in its consolidated financial statements.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 3. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of such a proceeding if initiated could have material adverse effects on the consolidated financial position or results of operations of the Company. There are currently no pending material legal proceedings.

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

During the nine months ended March 31, 2016, the Company issued 39,115 shares of common stock valued at $166,000 for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and in lieu of cash compensation.

Tender Offer

On December 1, 2015, the Company completed a cash tender offer (the “Tender Offer”) and purchased 2.0 million shares of its common stock at a purchase price of $7.50 per share for a total purchase price of $15.0 million. The Company canceled and retired the shares purchased pursuant to the Tender Offer.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Treasury Stock

From July 1, 2015 until March 31, 2016, the Company repurchased 29,695 shares of common stock at a cost of $161,000. As of March 31, 2016, the Company has repurchased 1,982,235 shares at a cost of $4,698,000, pursuant to a stock repurchase program approved by the Company’s Board of Directors. The stock repurchase program was cancelled on October 30, 2015 in connection with the Tender Offer.

Stock-Based Compensation

Stock-based compensation expense for restricted stock and stock issuances of $83,000 and $154,000 was recorded in the three months ended March 31, 2016 and 2015, respectively.  Stock-based compensation expense for restricted stock and stock issuances of $225,000 and $503,000 was recorded in the nine months ended March 31, 2016 and 2015, respectively.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares	Average	Contractual
	(in	Exercise	Life
	thousands)	Price	(in years)
Options outstanding - July 1, 2015	121	$1.23
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding - March 31, 2016	121	$1.23	5.2
Options exercisable - March 31, 2016	121	$1.23	5.2
Options exercisable and vested - March 31, 2016	121	$1.23	5.2

A summary of the Company's restricted common stock activity is presented below (shares in thousands):

	Number of	Weighted Average
	Shares	Initial Value Price
	(in thousands)	Per Share
Restricted stock outstanding - July 1, 2015	866	$0.48
Issuance of restricted stock	160	1.79
Vesting	(65)	0.33
Forfeitures	-	-
Restricted stock outstanding - March 31, 2016	961	$0.70

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

A summary of the vesting levels of the Company's restricted common stock is presented below:

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30 day VWAP per share vesting level (1):
$7.00 per share	269,196	$0.41
$8.00 per share	481,327	$0.43
$9.00 per share	82,178	$1.25
$10.00 per share	48,000	$1.79
$11.00 per share	48,000	$1.79
$12.00 per share	32,000	$1.79

(1)	The restricted stock becomes vested when the Company’s 30 day volume weighted average price (“VWAP”) per share is at or above these levels.

Employee Stock Purchase Plan

On September 21, 2011, the Company approved the MAM Software Group, Inc. Employee Stock Purchase Plan (“ESPP” or the “Plan”). On December 16, 2011, the shareholders approved the ESPP. Under the ESPP the Company will grant eligible employees the right to purchase common stock through payroll deductions at a price equal to the lesser of 85 percent of the fair market value of a share of the Company’s common stock on the Exercise Date of the current Offering Period or 85 percent of the fair market value of our common stock on the Grant Date of the Offering Period.

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

During the nine months ended March 31, 2016, the Company issued 8,532 shares of common stock to employees including an executive officer, under the ESPP in lieu of compensation, which shares of common stock were valued at approximately $49,000 based on the closing market price of the Company’s common stock on January 2, 2015.

During the nine months ended March 31, 2015, the Company issued 15,957 shares of common stock to employees including an executive officer, under the ESPP in lieu of compensation, which were valued at approximately $85,000 based on the closing market price of the Company’s common stock on July 1, 2014 and December 31, 2014.

NOTE 5. ACQUISITION

On July 1, 2015, MAM Ltd. acquired 100% of the stock of Origin, a UK-based provider of e-commerce solutions for the automotive aftermarket. The Company paid $503,000 at closing of the acquisition. The Company will also make future cash payments of $416,000 and issue stock consideration of $283,000 over the next few years if Origin reaches established earnings targets. The Company recorded the estimated fair value of the contingent consideration in other long-term liabilities on its condensed consolidated balance sheet as of March 31, 2016.

The Company allocated the purchase consideration to acquire Origin to (1) net assets acquired of $177,000, (2) finite-lived intangible assets of $1.0 million for acquired intellectual property (with an estimated useful life of 10 years), (3) a deferred tax liability of $202,000, and (4) goodwill of $202,000. The results of operations of Origin were not significant to the Company’s consolidated results of operations and thus proforma information is not presented.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 6. LONG-TERM DEBT

Debt obligations consisted of the following at March 31, 2016 and June 30, 2015:

	As of
($ in thousands)	March 31, 2016	June 30, 2015

Debt obligations:
Revolving loan facility	$1,000	$-
Term loan	9,024	-
Total	10,024	-
Less current portion	(1,900)	-
Long-term debt	$8,124	$-

On December 1, 2015, the Company entered into a new credit agreement with J.P. Morgan Chase Bank, N.A. to provide for borrowings up to $12.0 million consisting of a $9.5 million term loan and a $2.5 million revolver (“Credit Facility”).  All borrowings become due and payable on December 1, 2018. The borrowings bear interest at a variable rate based on either LIBO Rate or a Prime Rate, as defined in the Credit Facility, plus an applicable margin of 3.00% to 3.50%, based upon financial covenants. As of March 31, 2016, the interest rate was 3.50%. Under the terms of the Credit Facility, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. The Company’s obligations under the Credit Facility are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary.  Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary.  As of March 31, 2016, the Company was in compliance with its loan covenants.

On December 1, 2015, the Company borrowed $10.5 million under the Credit Facility to fund a portion of the Tender Offer (see Note 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the fiscal year ended June 30, 2015, and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed separately with the United States Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q, including those set forth under Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Our Markets

We provide software, information and related services to businesses engaged in the automotive aftermarket in the US, Canada, UK and Ireland. The automotive aftermarket consists of businesses associated with the life cycle of a motor vehicle, from when the original manufacturer’s warranty expires to when the vehicle is scrapped. Products sold by businesses engaged in this market include parts, tires and auto services required to maintain and improve the performance or appeal of a vehicle throughout its useful life. We aim to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

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

Market Dynamics & Opportunities

While the automotive aftermarkets in the UK, Ireland and North America have been returning to growth, competition in the repair market remains intense. The independent channel faces stiff competition from vehicle manufacturers (VMs) and their networks of authorized dealers and repair shops.

In order to "level the playing field," independent distributors and installers often join forces with other independents to form purchasing or marketing networks, which buy in volume to secure better prices or co-brand to achieve better market visibility. Our management believes that these networks provide a valuable route to market and these networks therefore form the focus of many of our sales and marketing strategies.

We believe that our software provides purchasing and marketing networks and their independent members with the tools they require to compete with the authorized channel. Our range of integrated solutions provide valuable assistance in key operational areas including: professional customer management, efficient process management, precise inventory control and accurate parts identification.

Furthermore, we believe that the recent introduction of our cloud applications creates a unique price/functionality proposition. These Software as a Service (SaaS) solutions do not require customers to purchase hardware and software licenses upfront, but rather allow customers to ‘rent’ the infrastructure and purchase the professional services required to implement the system. We believe that by having removed much of the capital investment and ongoing maintenance associated with traditional 'on-premise' software solutions, our solutions are equally attractive to small outlets and national chains.

Our Products and Services

Our business management systems, information products and online services permit our customers to manage their critical day-to-day business operations through automated point-of-sale systems, information (content) products, inventory management systems, purchasing systems, general accounting systems and customer relationship management systems.

We provide professional IT services to our customers, including software and hardware installation, data conversion, training, and, at times, product modifications. We also provide continuing customer support services to ensure product performance and reliability, which fosters long-term customer relationships and establishes a significant base of recurring maintenance revenue.

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

Our catalog information is also available in the cloud as Data as a Service (DaaS). We centrally host and maintain the DaaS data, which is accessed by users via a desktop application, web application or integrated into their B2C website. Many of our applications offer integration with third-party vendors as a service, commonly known as Integration Platform as a Service (iPaaS). These services include: technical repair information; vehicle registration data (VRM); auto parts catalog data; zip code lookup; Internet EDI; website integration services; and mobile app connectivity.

Our Revenues

Our revenue and income is derived primarily from the sale of software, data, services and support. In the MAM UK, we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the three months ended March 31, 2016, we generated revenues of $7,916,000 with a net income of $596,000, with 69% of these revenues coming from the UK market.

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

Our Strategies

To date, our management has identified five areas that it believes we need to focus on. The first area is to grow revenues derived from delivering SaaS. Our business management software solutions Autowork Online, our ‘installer’ solution, and Autopart Online, our parts store solution, are being delivered via SaaS. Both products have been developed by MAM Ltd., our UK subsidiary, under the ‘cloud’ computing model. This is where software solutions are made available to end- users via the Internet meaning that they do not need to purchase the software directly but ‘rent’ it over a fixed period of time. Our management believes that this will be a growth opportunity as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service. Autowork Online was launched in 2010 and as of March 31, 2016, we had 2,811 customers subscribing to this product. The product is now available in North America having been localized for this market. A white-label version of the product was launched in conjunction with ALLDATA LLC. Autopart Online was launched in August 2011, and as of March 31, 2016, we had 299 customers with 2,865 end-users subscribing to this service.

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

Events such as the Automotive Aftermarket Products Expo (AAPEX) and the Speed Equipment Manufacturing Association Show (SEMA) provide us with the opportunity to reach a large number of potential customers in a short period of time, with hands-on, face-to-face interactions that allow us to demonstrate relevant business solutions. These events allow us to generate interest, grow our pipeline and move previously qualified deals through the sales cycle.

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

In MAM UK, there are approximately 10,000 end-users (warehouse distributors, parts stores and auto service providers) who use our information products, for which a monthly or annual subscription fee is charged. Our management believes that the recent launch of Autocat in North America not only presents an opportunity for additional revenue generation, but also adds value and strengthens the appeal of our complementary business management solutions.

The fourth area is within the UK market, where our focus is on new business growth, maximizing existing customer revenue and customer retention. The company continues to monitor and assess expansion into new vertical markets, including the wholesale construction materials market. These vertical markets include plumbing, building, lumber, and electrical wholesale distribution companies. Ongoing product development enables the company to offer added value to existing customers, generate additional cross-sell and upsell opportunities, and create compelling USPs for customer acquisition.

The fifth area is the continued investment in research and development that will allow us to further extend the functionality of our solutions in order to create additional value for our customers. New product development and product enhancement helps the company strengthen customer retention, protect market share, and target new markets. Most recently we released a new version of Autopart in the UK, Ireland and North America, and a new version of our catalog in the UK and Ireland. Both new releases are being marketed as 'no-cost' upgrades to eligible customers. We will continue with on-going reinvestment into our products to ensure our market competitiveness and further grow our business. This continued investment in research and development is taking place at the same time as we progress the Goodyear and ALLDATA projects.

In addition to internal development, our management will also look to add complementary tools and applications opportunistically as we did with our recent acquisition of Origin Software Solutions, a UK-based provider of e-commerce solutions for the automotive aftermarket. Origin has extensive experience in the industry and complements our existing product portfolio. The Origin acquisition will enable us to upsell to existing customers, increase average revenue per customer, and make our offering more appealing to prospects.

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

We introduced our first subscription-based service solution over the Internet in 2005 in the UK and Ireland, and we began marketing our first cloud based solution to customers in North America in 2013. Since that time, we have significantly expanded our cloud-based offerings and are offering customers that maintain on-premise installations incentives to move to our cloud solutions. While transitioning our MAM UK customers to a SaaS model results in a decrease in our up-front revenue recognition, there are a number of distinct advantages of moving to subscription licensing:

•	Existing customers that migrate to a new subscription model will commit to a new minimum contract that is easier to manage and renew.
•	License management is traditionally complicated, and more susceptible to illegitimate use and therefore more expensive to police.
•	In our on-premise software and support models, customers might use old versions of software for many years resulting in many different versions, which is more difficult and costly to maintain.

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

Impact of Currency Exchange Rate

Our net revenues derived from sales in currencies other than the US dollar was 70% and 72% for the three and nine month periods ended March 31, 2016, as compared to 77% and 75% for the three and nine month periods ended March 31, 2015. As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted. Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of our MAM UK. subsidiaries are translated at the average exchange rate for the period. During the nine months ended March 31, 2016, the exchange rate was US $1.49985 per 1GBP, compared with US $1.5903 per 1GBP for the nine months ended March 31, 2015.

Assets and liabilities of our MAM UK. subsidiaries are translated into US dollars at the period-end exchange rates. The exchange rate used for translating our MAM UK. subsidiaries was US $1.43677 per 1GBP at March 31, 2016 and US $1.5717 per 1GBP at June 30, 2015.

Currency translation gain and (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(252,000) and $(673,000) for the three months ended March 31, 2016 and 2015, respectively, and $(1,068,000) and $(1,926,000) for the nine months ended March 31, 2016 and 2015, respectively.

Results of Operations

Our results of operations for the three and nine months ended March 31, 2016 compared with the three and nine months ended March 31, 2015 were as follows:

Revenues. Revenues were $7,916,000 and $23,812,000 for the three and nine months ended March 31, 2016, respectively, an increase of $257,000, or 3%, and an increase of $75,000, respectively, compared with revenues of $7,659,000 and $23,737,000 for the three and nine months ended March 31, 2015, respectively. The strength in the US dollar vs. GBP had an effect on reported revenues from our MAM UK operations.

Revenues were $7,916,000 for the three months ended March 31, 2016, an increase of $257,000 as compared with revenues of $7,659,000 for the three months ended March 31, 2015. Revenues from our MAM UK operations were 3,833,000GBP for the three months ended March 31, 2016; an increase of 4,000GBP, as compared with revenues of 3,829,000GBP for the three months ended March 31, 2015. The US dollar-denominated revenues for the MAM UK operations were $5,499,000 for the three months ended March 31, 2016, as compared to $5,827,000 for the three months ended March 31, 2015, a decrease of $328,000, or 6%. For the three months ended March 31, 2016, UK and Ireland recurring revenues increased 316,000GBP, or 11%, to 3,201,000GBP from 2,885,000GBP for the three months ended March 31, 2015, and system sales decreased 312,000GBP, or 33%, to 632,000GBP from 944,000GBP. The decrease in MAM UK revenues in US dollars was primarily the result changes in foreign currency exchange rates. Excluding the effects of foreign currency, MAM UK revenues were consistent as a result of increased sales of our Autowork Online and Autopart Online products as MAM UK transitions to a SaaS model, partially offset by perpetual software sales and one time equipment sales from the prior year. Revenues from our MAM NA operations were $2,417,000, for the three months ended March 31, 2016, an increase of $585,000, or 32%, as compared with revenues of $1,832,000 for the three months ended March 31, 2015. For the three months ended March 31, 2016, MAM NA recurring revenue increased $309,000, or 21%, to $1,778,000 from $1,469,000 for the three months ended March 31, 2015, and system sales increased $275,000, or 76%, to $638,000 from $363,000 when compared with the three months ended March 31, 2015. The increase in MAM NA revenues are a result of overall growth in the market for both SaaS and perpetual sales and professional services.

Revenues were $23,812,000 for the nine months ended March 31, 2016, an increase of $75,000, as compared with revenues of $23,737,000 for the nine months ended March 31, 2015. For the nine months ended March 31, 2016, recurring revenues increased $1,285,000, or 7%, to $18,937,000 from $17,652,000 for the nine months ended March 31, 2015, and system sales decreased $1,210,000, or 20%, to $4,875,000 from $6,085,000. Revenues from our MAM UK operations were 11,325,000GBP for the nine months ended March 31, 2016, an increase of 306,000GBP, or 3%, as compared with revenues of 11,019,000GBP for the nine months ended March 31, 2015. The US dollar-denominated revenue was $16,986,000 for the nine months ended March 31, 2016, as compared to $17,524,000 for the nine months ended March 31, 2015, which is a decrease of $538,000, or 3%. For the nine months ended March 31, 2016, MAM UK recurring revenues increased 891,000GBP, or 11%, to 9,210,000GBP for the nine months ended March 31, 2016, from 8,319,000GBP for the nine months ended March 31, 2015, and system sales decreased 585,000GBP, or 22%, from 2,700,000GBP to 2,115,000GBP. The decrease in MAM UK revenues in US dollars was primarily the result changes in foreign currency exchange rates. Excluding the effects of foreign currency MAM UK revenues increased $486,000 as a result of increased recurring revenues from the sales of our Autowork Online and Autopart Online products as MAM UK transitions to a SaaS model, partially offset by perpetual software sales and one-time equipment sales in the prior year. Revenues for our MAM NA operations were $6,826,000 for the nine months ended March 31, 2016; an increase of $614,000 compared with revenues of $6,212,000 for the nine months ended March 31, 2015. For the nine months ended March 31, 2016, MAM NA recurring revenue increased $701,000, or 16%, to $5,123,000 from $4,422,000 for the nine months ended March 31, 2015, and system sales decreased $87,000, or 5%, to $1,703,000 from $1,790,000 when compared with the nine months ended March 31, 2015. The increase in MAM NA revenues from the transition to the SaaS model was offset by higher perpetual sales and professional service revenues in the prior year.

Cost of Revenues. Total cost of revenues for the three and nine months ended March 31, 2016, were $3,537,000 and $10,755,000, respectively, as compared with $3,342,000 and $9,856,000, for the same periods ended March 31, 2015, respectively. The increase in cost of revenues for the three months ended March 31, 2016 was $195,000, or 6%, when compared to the three months ended March 31, 2015. Our MAM UK operations experienced an increase of 185,000GBP from 1,507,000GBP to 1,692,000GBP for three months ended March 31, 2016, when compared to 2015, and the US dollar-denominated cost of revenues for the MAM UK operations increased by $136,000, or 6%. The increase in the MAM UK’s cost of revenues was primarily attributable to increases in license costs and professional services headcount to support growth. The North America operations experienced an increase of $60,000, or 6%, for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015, primarily attributed to an increase in professional services headcount to support growth.

The increase in the cost of revenues for the nine months ended March 31, 2016 was $899,000, or 9%, as compared to the nine months ended March 31, 2015. Our MAM UK operations experienced an increase of 648,000GBP, or 15%, from 4,308,000GBP to 4,956,000GBP, and the US dollar-denominated cost of revenues for the MAM UK operations increased by $582,000, or 8%. The primary drivers of the increase in the cost of revenues when compared to last year were an increase in MAM UK hardware purchased for resale, additional professional service headcount to support growth, and the expenses from Origin which was acquired on July 1, 2015. Our MAM NA operations experienced an increase of $317,000, primarily as a result of an increase in professional services headcount to support growth, increased equipment costs related to hardware sales, increased travel expenses, and additional third party subscription costs.

Gross Profit. Gross profit increased $62,000, or 1%, to $4,379,000 for the three months ended March 31, 2016, from $4,317,000 for the three months ended March 31, 2015. Gross profit margin decreased to 55% for the three months ended March 31, 2016, from 56% for the three months ended March 31, 2015.  Gross profit decreased $824,000, or 6%, to $13,057,000 for the nine months ended March 31, 2016, from $13,881,000 for the nine months ended March 31, 2015. The decrease in gross profit margins was primarily the result of the MAM UK revenue mix changing to a SaaS model and increase in equipment sales which have lower margins, and increases in professional services headcount to support growth.

Operating Expenses. The following tables set forth, for the periods indicated, our operating expenses and the variance thereof:

	For the Three Months
	Ended March 31,
	2016	2015	Variance $	Variance %
Research and development	$1,005,000	$973,000	$32,000	3%
Sales and marketing	905,000	1,003,000	(98,000)	-10%
General and administrative	1,436,000	1,255,000	181,000	14%
Depreciation and amortization	178,000	120,000	58,000	48%
Total Operating Expenses	$3,524,000	$3,351,000	$173,000	5%

	For the Nine Months
	Ended March 31,
	2016	2015	Variance $	Variance %
Research and development	$2,819,000	$2,854,000	$(35,000)	-1%
Sales and marketing	3,016,000	3,318,000	(302,000)	-9%
General and administrative	4,071,000	4,325,000	(254,000)	-6%
Depreciation and amortization	514,000	478,000	36,000	8%
Total Operating Expenses	$10,420,000	$10,975,000	$(555,000)	-5%

For the three months ended March 31, 2016, operating expenses increased by $173,000, or 5% when compared with the three months ended March 31, 2015.   For the nine months ended March 31, 2016, operating expenses decreased by $555,000 or 5% compared with the nine months ended March 31, 2015. This is due to the following:

Research and Development Expenses. Research and development expenses increased by $32,000, or 3%, for the three months ended March 31, 2016 increased primarily due to development resources in order to support new client developments. Research and development expenses decreased by $35,000, or 1%, for the nine months ended March 31, 2016, due to changes in foreign currency exchange rates. Excluding the effects of foreign currency, research and development costs increased due to additional development resources in order to support new client development, partially offset by an increase in the capitalization of software development costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $98,000, or 10% during the three months ended March 31, 2016, and decreased by $302,000, or 9%, during the nine months ended March 31, 2016. The decreases for the three and nine months ended March 31, 2016 were primarily the result of lower headcount in MAM NA and lower commissions and staff incentives in MAM UK.

General and Administrative Expenses. General and administrative expenses increased by $181,000, or 14% during the three months ended March 31, 2016, and decreased by $254,000, or 6%, during the nine months ended March 31, 2016. The increase for the three months ended March 31, 2016 was primarily due costs associated with changes within the accounting and finance organization and expenses from Origin, which was acquired in fiscal 2016. The decrease for the nine months ended March 31, 2016 was primarily due to $155,000 of adjustments to management incentive plan, $150,000 reduction from realignment of the MAM NA management structure, and $196,000 of strategic goal incentives in the nine months ended March 31, 2015, which was partially offset by costs associated with changes within the accounting and finance organization in fiscal 2016 and expenses from Origin, which was acquired in fiscal 2016.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $58,000, or 48%, for the three months ended March 31, 2016 and increased by $36,000, or 8%, for the nine months ended March 31, 2016. Depreciation and amortization expense for the three and nine months ended March 31, 2016 included amortization expense from the intangible assets acquired with Origin.

Other Income (Expense). Interest expense increased by $100,000 to $104,000 for the three months ended March 31, 2016, as compared to $4,000 for the three months ended March 31, 2015, and changed by $68,000 to income of $59,000 for the nine months ended March 31, 2016, as compared to expense of $9,000 for the nine months ended March 31, 2015. The increase in interest expense was due to the $10.5 million of borrowings under the new credit facility in December 2015 to fund a tender offer. Other income for the nine months ended March 31, 2016, included a $217,000 gain from the settlement of liabilities with certain vendors.

Income Taxes. Income taxes were $155,000, or 21% of pre-tax income, for the three months ended March 31, 2016, as compared to $241,000, or 25% of pre-tax income, for the three months ended March 31, 2015. Income taxes were $532,000, or 20% of pre-tax income, for the nine months ended March 31, 2016, as compared to $642,000, or 22% of pre-tax income, for the nine months ended March 31, 2015. Our MAM UK operations generate taxable income that is taxed at approximately 20%. Our US operations established a full valuation allowance so there was no income tax benefit recorded for the losses generated by the MAM NA operations for the three and nine months ended March 31, 2016.

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

At March 31, 2016, we had cash and cash equivalents of $1,592,000 and negative working capital of $1,666,000, including the current portion of long-term debt of $1,900,000.

Cash provided by operations was $3,052,000 for the nine months ended March 31, 2016.

We expect to see positive earnings and cash flows from operations for the balance of fiscal 2016, with continued growth in revenues and operating income. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue in the quarter, specifically due to additional products that have been developed by the MAM NA operations, which are currently being released to customers, and the continued growth of our Autopart line of products in the North America market.

On December 1, 2015, we completed a cash tender offer (the “Tender Offer”) and purchased 2.0 million shares of our common stock at a purchase price of $7.50 per share for a total purchase price of $15.0 million. We canceled and retired the shares purchased pursuant to the Tender Offer.

On December 1, 2015, we entered into a new credit agreement with J.P. Morgan Chase Bank, N.A. to provide for borrowings up to $12.0 million consisting of a $9.5 million term loan and a $2.5 million revolver (“Credit Facility”).  All borrowings become due and payable on December 1, 2018. The borrowings incur interest at a variable rate based on either LIBO Rate or a Prime Rate, as defined in the credit agreement, plus an applicable margin of 3.00% to 3.50%, based upon financial covenants. Under the terms of the Credit Facility, we are required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. Our obligations under the Credit Facility are secured by all of our US assets and are guaranteed by our US wholly-owned subsidiary.  Additionally, we pledged 65% of the stock of MAM Software Limited, our UK subsidiary.

On December 1, 2015, we borrowed $10.5 million under the Credit Facility to fund a portion of the Tender Offer.

We believe our existing cash and cash equivalents balance, the cash expected to be generated from operations, and the borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of net sales, the timing and extent of expenditures to support our development activities and the continued market acceptance of our products.

We could be required, or we may choose, to seek additional funding through public or private equity or debt financing. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt or equity financing or a combination of both. Any such additional funding may not be available on terms acceptable to us, or at all.

Working Capital

Working capital at March 31, 2016, was $(1,666,000), as compared to working capital of $5,669,000 at June 30, 2015. The working capital decrease resulted primarily from the $4,500,000 of cash used to fund a portion of the Tender Offer in December 2015, and the current portion of long-term debt of $1,900,000 that was borrowed in December 2015 to fund the remaining portion of the Tender Offer.

As of March 31, 2016, we had a backlog of unfilled orders of business management systems of $1.7 million compared to a backlog of $1.7 million at March 31, 2015. We expect to fill more than 50% of such backlog during the next six months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

Share repurchase activity during the three and nine months ended March 31, 2016 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2015	29,695	$5.34	29,695	$2,051,422
August 2015	-	$-	-	$2,051,422
September 2015	-	$-	-	$2,051,422
Total for the three months ended September 30, 2015	29,695	$5.34	29,695	$2,051,422
Total for the six months ended December 31, 2015	29,695	$5.34	29,695	-

Total for the nine months ended March 31, 2016	29,695	$5.34	29,695	-

(1)	On September 28, 2012, our Board of Directors authorized an increase in the existing stock repurchase program for us to repurchase an additional $2.0 million (or $6.75 million in the aggregate since the beginning of the calendar year 2012) of our outstanding shares of common stock from time to time, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan previously established by us. The stock repurchase plan was cancelled on October 30, 2015 in connection with a tender offer.

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

MAM Software Group, Inc.

Date: May 16, 2016	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

