Form 10-K
period 2016-06-30
MAM SOFTWARE GROUP, INC.
filed 2016-09-26
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Yes  ☐   No  ☑

As of December 31, 2015, 12,434,887 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2015, the last business day of the second fiscal quarter, was approximately $25,394,000 based on the average high and low price of $7.05 for the registrant’s common stock as quoted on NASDAQ Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 12,400,758 shares of its common stock outstanding as of September 16, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2017 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

		Page
PART I		1

Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	14
Item 4.	Mine Safety Disclosures	14

PART II		15

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
Item 9A.	Controls and Procedures	24
Item 9B.	Other Information	25

PART III		26

Item 10.	Directors, Executive Officers and Corporate Governance	26
Item 11.	Executive Compensation	26
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13.	Certain Relationships and Related Transactions, and Director Independence	26
Item 14.	Principal Accounting Fees and Services	26

PART IV		44

Item 15.	Exhibits, Financial Statement Schedules	27

SIGNATURES		29

INDEX TO EXHIBITS		30

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

Overview

MAM Software Group, Inc. (“MAM,” "the Company," “we,” “our,” or “us”) is a leading provider of cloud-based business and on premise management solutions for the auto parts, tires and vertical distribution industries. We have a broad line of software solutions and services to address the information technology ("IT") needs of virtually every significant sector of the automotive aftermarket in the United Kingdom ("UK") and Ireland (collectively referred to as the “UK Market”) and North America (“NA”), which includes the United States ("US") and Canada, and are seeking to leverage this position into new industry verticals.

Our Markets

MAM provides software, information and related services to businesses engaged in the automotive aftermarket in the US, Canada, UK and Ireland. The automotive aftermarket consists of businesses associated with the life cycle of a motor vehicle from when the original manufacturer’s warranty expires to when the vehicle is scrapped. Products sold by businesses engaged in this market include the parts, tires and auto services required to maintain and improve the performance or appeal of a vehicle throughout its useful life. We aim to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

Our customer base consists of wholesale parts and tire distributors, retailers, franchisees, cooperatives, auto service chains and single location auto service businesses with high customer service expectations and complex commercial relationships.

In the UK Market, we also provide management solutions to businesses involved in the wholesale of construction materials. These vertical markets include plumbing, building, lumber, and electrical wholesale distribution companies.  We currently do not provide management solutions for vertical markets in North America.

Industry Overview

MAM serves the business needs of customers involved in the supply of parts, maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

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

Nonetheless, we believe that the automotive aftermarket will continue to grow, driven by the following factors:

•	gradual growth in the aggregate number of vehicles in use;

•	an increase in the average age of vehicles in operation, now estimated to be 11.5 years;

•	growth in the total number of miles driven per vehicle per year; and

•	increased vehicle complexity.

Operations

MAM is a technology holding company that operates through three wholly owned subsidiaries; one based in the United States of America ("US"), MAM Software, Inc. (“MAM NA”) which is located in Blue Bell, Pennsylvania, and two based in the UK, MAM Software Limited (“MAM Ltd.”) which is located in Tankersley, Barnsley, UK and Origin Software Solutions Ltd. ("Origin") which is located in Bristol, UK (MAM Ltd. and Origin are collectively referred to as “MAM UK”).  The subsidiaries operate independently from one another.

MAM UK

MAM UK is a provider of software to the automotive aftermarket in the UK and Ireland. MAM UK's two primary software solutions are Autopart and Autowork.  Autopart is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area.  It is also suited for managing single location franchisees or buying group members.  Autowork is designed for and targeted at small single location automotive installers.

MAM UK also provides customers in the UK Market and North America with a range of business to business ("B2B") and business to consumer ("B2C") e-commerce solutions for the automotive aftermarket.

MAM NA

MAM NA sells two primary software solutions, VAST and Autopart. VAST specifically focuses on selling systems to the service and tire segment of the market, while Autopart focuses on the warehouse and jobber segment of the market.

Our Technologies

All MAM programs are based on the Microsoft Windows family of operating systems.  Each MAM program is fully compatible with the other MAM applications in its range, enabling them to be combined to create a fully integrated package.

Our solutions are available as both 'on premise' applications (sold via the traditional perpetual licensing model) and ‘cloud’ solutions that are delivered as a service over the Internet on a subscription basis.

Many of our business management applications are now available as software as a service ("SaaS") solutions, where software and associated data is centrally hosted on the cloud. Depending on the complexity of the application, MAM SaaS solutions are deployed using 'cloud hosting' or 'web application' technology:

•	SaaS cloud hosting - single tenants accessing fully-managed virtual servers via thin client (terminal services) connections (e.g. Autopart Online).
•	SaaS web application - multiple tenants accessing a dedicated website using a standard web browser (e.g. Autowork Online).

Our catalog information is also available in the cloud as data as a service ("DaaS"). We centrally host and maintain the data, which is accessed by users via a desktop application, web application or integrated into their business-to-consumer (B2C) website.

Market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years.  Now, software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for these businesses to either purchase supporting software and hardware for an on premise system or the need to keep IT people on staff to monitor and upgrade such a system.

We introduced our first subscription-based service solution over the Internet in 2005 to customers in the UK Market, and we began marketing our first cloud system to customers in North America in 2013. Since that time, we have significantly expanded our cloud-based offerings and are offering customers that maintain in-house installations significant incentives to move to our cloud-computing model. While transitioning our customers to a cloud computing model results in a decrease in our up-front revenue recognition, we believe that this is a necessary transition and is in the best interests of our customers and our own long-term business prospects as an increasing number of our customers are looking for solutions that are highly functional, easy to use, configurable, and fast.

Our cloud model is based on Microsoft .Net, HTML5 and SQL technologies that are both open and secure, with support for user experiences on both desktop and mobile devices. Our customers that have moved away from traditional on premise software to our cloud-based service applications benefit by substantially reducing the complexity typical of on premise software implementations, customizations, and upgrades. Through cloud computing, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, thereby reducing their need to buy and maintain their own IT resources. As a part of our cloud model, we also provide activation and training services to our customers as well as support services.

Products and Services

Meeting the needs of the automotive aftermarket requires a combination of business management systems, information products and online services that combine to deliver benefits for all parties involved in the timely repair of a vehicle. MAM provides systems and services that meet these needs and help its customers to meet their customers’ expectations. These products and services include:

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

Business Management Systems

MAM’s business management systems meet the needs of warehouse distributors, part stores and automotive service providers as follows:

Warehouse Distributors

Autopart. This is a UK-developed product that is sold and promoted both in North America and in the UK Market. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities, a fully integrated accounting module, a warehouse management module, and a business intelligence reporting module. It also allows the distributor to connect with their customers through our OpenWebs™ ecommerce solutions.

Autopart can be delivered as an on premise solution and sold via the traditional perpetual licensing model. Autopart Online is a hosted or ‘cloud’ based version of our Autopart solution and is delivered as a service over the Internet, in a SaaS-based offering.

Parts Stores

Autopart. This is a UK-developed product that is sold in both North America and UK Market.  This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities a fully integrated accounting module and a business intelligence reporting module. It also allows parts stores to connect with their automotive service customers through VAST, Autowork Online or, OpenWebs™ ecommerce solutions.

Autopart can be delivered as an on premise solution and sold via the traditional perpetual licensing model. Autopart Online is a hosted or ‘cloud’ based version of our Autopart solution and is delivered as a service over the Internet, in a SaaS-based model.

Automotive Service Providers

VAST. This product is designed for and targeted to large-to-medium sized automotive service and tire chains that seek to manage multiple locations and inventories for a regional area it is also suited to managing single location stores that are part of a franchise or a buying group. VAST provides point-of-sale, inventory management, electronic purchasing and customer relationship management capabilities. It also allows the service provider to connect with parts and tires warehouse distributors and parts stores through either VAST’s online services and products or other industry connectivity solutions.

Autowork Online. This is a UK-developed product that is sold both in North America and the UK Market.  This product is designed for and targeted at small single location automotive installers. The Autowork Online product provides estimate, job card, parts procurement and invoice capabilities. It also allows the automotive installer to connect with parts distributors to purchase components. Autowork Online is delivered as a service over the Internet, commonly known as SaaS, allowing customers to purchase the solution on a monthly basis without the need to manage the system.

Vertical Markets

Trader. This is a UK-developed product that is sold in the UK Market. This product is designed for and targeted at generic wholesalers and distributors. Based on the Autopart codebase, the product provides point of sale, inventory management, electronic purchasing capabilities and a fully integrated accounting module.

Information Products

MAM provides product catalog and vehicle repair information required to enable point-of-sale transactions. These proprietary database products and services generate recurring revenues through monthly or annual subscription fees.

MAM Ltd. develops and maintains proprietary information products that differentiate its products from those of the majority of its competitors in the UK Market. In North America, MAM NA also develops and maintains proprietary information products, and also maintains a proprietary workflow capability that integrates information products sourced from its suppliers for its automotive parts and tire customers, including warehouse distributors, parts stores and automotive service providers.

The principal information service for both MAM NA and MAM Ltd. is Autocat+, an auto parts catalog that uses the DaaS distribution model. Autocat+ provides access to a database of automobile vehicle applications for the NA and UK markets   that enables users to access information about parts quickly and accurately. The Autocat+ service is centrally hosted and data is accessed by users via MAM's business management software, a standalone desktop application, or web application. Data can also be 'consumed' via a Web Service for integration into B2C websites. Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily.

In addition, information products developed or resold by MAM NA include Interchange Catalog, a database that provides cross references of original equipment manufacturer part numbers to aftermarket manufacturer part numbers; Price Updating, a service that provides electronic price updates following a price change by the part manufacturer; Labor Guide, a database used by automotive service providers to estimate labor hours for purposes of providing written estimates of repair costs to customers; Scheduled Service Intervals, a database of maintenance intervals; and Tire Sizing, a database that cross-references various tire products and applications.

Online Services

MAM offers online e-commerce services in the form of business to business and business to consumer implementations in North America and the UK Market. These online services connect the automotive aftermarket from manufacturers through warehouse distributors and parts stores to automotive service providers for the purpose of purchasing parts and tires, fleet and national account transaction processing and online product price information.

OpenWebs™ e-Commerce Gateway Services

In the NA market, VAST’s e-commerce gateway services use automotive industry standard messaging specifications to deliver online services that connect the automotive aftermarket supply chain for the purpose of purchasing parts and tires, fleet and national account transaction processing, online product and price updating for parts and tires.

OpenWebs™ e-Commerce Browser Services

In North America, VAST’s e-commerce browser services enable warehouse distributors and parts stores to provide an online service to automotive service providers for the purpose of purchasing parts and tires, accessing account information and other browser-based channel management services.

Autonet

In the UK Market, Autonet online services connect manufacturers, warehouse distributors, parts stores and automotive service providers for the purpose of purchasing parts and tires, fleet and national account transaction processing and product information and price distribution.

Customer Support and Consulting and Training

We provide support, consulting and training to its customers to ensure the successful use of its products and services. We believe this extra level of commitment and service builds customer relationships, enhances customer satisfaction and maximizes customer retention. These services consist of the following:

•	Phone and online support. Customers can call dedicated support lines to speak with knowledgeable personnel who provide support and perform on-line problem solving as required.

•

Implementation, education and training consulting. Our consulting and training teams work together to minimize the disruption to a customer’s business during the implementation process of a new system, and to maximize the customer’s benefit from the use of the system through training.

We also provide a customer-only support portal that allows customers direct access to tutorials, on-line documentation and information related to products and services. New customers enter into support service agreements, and most retain such agreements for as long as they own the system. Monthly fees vary with the number of locations and the software modules, information products and online services subscribed to. The agreements are generally month-to-month agreements. We offer training at facilities in both the UK and US, as well as the customers’ facilities and online, for product updates or to introduce specific new capabilities.

MAM's catalog information products are delivered by its Autocat+ product teams in NA and UK. The Autocat+ product teams source, standardize and format data collected in an electronic format from over 300 automotive parts manufacturers in both regions and the data is provided to its customers via the Internet.

Distribution

There are two primary vertical distribution channels for aftermarket parts and tire distribution: the traditional wholesale channel and the retail channel.

Automotive Aftermarket Distribution Channels

•

Traditional Wholesale Channel. The wholesale channel is the predominant distribution channel in the automotive aftermarket. It is characterized by the distribution of parts from the manufacturer to a warehouse distributor, to parts stores and then to automotive service providers. Warehouse distributors sell to automotive service providers through parts stores, which are positioned geographically near the automotive service providers they serve. This distribution method provides for the rapid distribution of parts. We have products and services that meet the needs of the warehouse distributors, parts stores and the automotive service providers.

•

Retail Channel. The retail channel is comprised of large specialty retailers, small independent parts stores and regional chains that sell to “do-it-yourself” customers. Larger specialty retailers, such as Advance Auto Parts, AutoZone, Inc., and O’Reilly Automotive, Inc. carry a greater number of parts and accessories at more attractive prices than smaller retail outlets and are gaining market share. The business management systems used in this channel are either custom developed by the large specialty retailers or purchased from business systems providers by small to medium-sized businesses. We have products and services that support the retail channel.

In addition to these two primary channels, some aftermarket parts and tires are being distributed to new car dealers. The business management systems used in this channel have unique functionality specific to new car dealerships. We sell a small number of products into the auto service provider side of car dealerships. Also, aftermarket wholesalers of parts and tires provide online purchasing capabilities to some new car dealerships.

Product Development

Our product development strategy, designed to add value to our customers' businesses through products and services designed to optimize efficiency, consists of the following three key components:

•	Integrating all of our products so that our various software solutions work together seamlessly, thereby eliminating the need to switch between applications;

•	Enhancing our current products and services to support our customers’ changing needs; and

•	Providing a migration path to our business management systems, reducing a fear that many customers have that changing systems will disrupt business.

Sales and Marketing

MAM's sales and marketing strategy is to acquire customers and retain them by cross-selling and up-selling a range of commercially compelling business management systems, information products and online services.

Within the parts, tire and auto service provider segments, each division sells and markets through a combination of field sales, inside sales, and independent representatives. We seek to partner with large customers or buying groups and leverage their relationships with their customers or members. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Outside sales representatives focus primarily on identifying and selling to new customers complemented by an inside sales focus on selling upgrades and new software applications to its installed customer base.

Our marketing approach aims to maximize customer retention, and secure recurring revenues, by leveraging our reputation for satisfying customers and for delivering systems, information and services that improve a customer’s commercial results. We likewise continually aim to enhance the productivity of the field sales team, and to create the cross-selling and up-selling opportunities for our systems, information products and online services.

Research and Development

MAM spent $3.8 million for the year ended June 30, 2016 on research and development, as compared to $3.9 million for the year ended June 30, 2015.

Patent and Trademark

We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We have not sought patent protection for any of our products. We have registered our business name, “MAM Software,” with the US Patent and Trademark office. In addition, we have registered our tagline, “Driving Business Performance,” with the US Patent and Trademark office.

Customers

During the years ended June 30, 2016 and 2015, no customer accounted for more than 10% of our total net revenues.  Our top ten customers collectively accounted for 15% and 16% of our total net revenues during the years ended June 30, 2016 and 2015, respectively.

Competition

In MAM NA, Autopart competes primarily with Epicor Inc. (formerly Activant, Inc.), WHI and several smaller software companies, including Autologue, DST and Fuse 5. VAST competes primarily with Maddenco, ASA, Tasco and RO Writer, each of which provides similar products and services as VAST, to the US automotive aftermarket. We are subject to the ongoing threat of in-house developed custom systems, information products and online services.  For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group, each have developed their own business management systems and electronic automotive parts catalogs for their stores and members, although we currently have a partnership agreement with each of these companies to supply their information products through our solutions.

In North America, we expect to compete successfully against our competitors using two separate and complimentary strategies. First, we will continue to focus on promoting and selling our complete supply chain solutions that provide businesses with easy integration of our business management information systems into their existing supply chain structures. Second, we will continue our strategy of working with those businesses that already manage their own supply chains and information products (catalogs), such as AutoZone, helping to improve and compliment their systems with our products.

In North America, VAST competes with multiple products across different market segments, so its competitors vary by segment.

Within the warehouse distribution segment, we will continue to promote our Autopart product which enables large warehouses with hundreds of thousands of parts to locate, manage, pack and deliver the parts with ease and efficiency. Our prospective customers are moving towards modern solutions which integrate seamlessly with third-party e-commerce solutions. We have been selling Autopart successfully in the UK Market since 2000, which we believe will help to establish this product in North America.

The tire segment is comprised of three distinct elements: retail, wholesale and commercial. Within the tire segment and the auto service segment, we focus on clients and market requirements, which we believe will enable us to offer our clients the best solution, regardless of the size of a client’s business. By continually integrating and extending the functionality of our solutions across the entire supply chain, we believe that we will be able to offer existing and potential clients products that suit their present and future needs. Our management believes that our products will present existing and potential clients the opportunity to move away from their older existing systems, which may restrict their market opportunities, and will permit integration into additional sales channels and reduce the costly maintenance of older systems.

The auto parts segment within the auto service space has many competitors who have developed applications for single location auto service shops. Many of these have been developed by parts distributors like NAPA and Advance Auto Parts. While these applications do well in a small single location store, they are not widely distributed in the multi-store location segment of the auto parts business. We believe that our Autowork Online product is highly suited to single store locations. The strategy for generating revenue in this sector of the market will be to establish reseller agreements with distributor partners. In addition, we will focus on multi-store locations for which our product VAST is highly suited. We believe that this multi-store ability offers strong opportunities to beat the competition in this area and increase our customer base.

The last area that we plan to compete in is the e-commerce space, providing new tools and solutions for this expanding Internet marketplace.  Our goal for the OpenWebs™ product is to connect both parts and tire partners together in a real-time environment so they can perform electronic ordering, gauge inventory levels as well as disseminate information. Within the tire segment, we feel that we have a competitive advantage. Our marketplace knowledge has led us to believe that most tire distributors either do not have a business-to-business solution or have developed solutions from independent sources. While the parts segment of this market is largely tied to Epicor, Inc. (formerly Activant, Inc.) at this time, we believe that customers are looking for solutions that simply integrate their supply chain, completely and without further restrictions. Our OpenWebs™ solution will allow our customers to achieve these goals.

In the UK Market, we compete primarily with Epicor, Inc., (formerly Activant, Inc.) in the parts sector of automotive aftermarket. In the tire sector of the UK Market, we compete primarily with CAM Systems, Tyreman and Team Systems. In the vertical sector of the UK Market, we compete with Kerridge, Chatsworth, EDP, Blue Rock, OGL and Ramtac. We feel that we provide a range of solutions that combine proven concepts with cutting-edge technology that are functional, effective and reliable, and offer solutions that enable business to identify and implement new efficiencies and increase existing efficiencies, to our competitive advantage. These efforts, together with strong post-sales support and ongoing in depth product and market support, will assist us in generating and maintaining its position within the market.

Several large enterprise resource planning and software companies, including Microsoft Corporation, Oracle Corporation and SAP AG, continue to supply Enterprise Resource Planning (“ERP”) and Supply Chain Management (“SCM”) products to medium sized original equipment manufacturers and suppliers within the automotive market, but to date have not focused strongly on the aftermarket. These companies appear focused on the efficient management of the supply chain and to date do not appear to be looking to supply systems and solutions into the jobber and service segments of the aftermarket. However, there can be no assurance that those companies will not develop or acquire a competitive product or service in the future.

Company Information

MAM was formed in December of 2005 following a spin-off from another publicly traded company.

Our principal executive office is located at Maple Park, Maple Court, Tankersley, Barnsley, UK S75 3DP and our phone number is 011-44-122-635-2900. Our website address is www.mamsoftware.com. Information contained in our website does not form part of this report and is intended for informational purposes only.

Employees

As of June 30, 2016, we had 230 full-time employees and 8 part-time employees.

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

Risks Related to MAM and Our Business

We may fail to address risks we face as a growing business, which could adversely affect the implementation of our business plan.

We are prone to all of the risks inherent in growing a business.  You should consider the likelihood of our future success to be highly speculative in light of the limited resources, problems, expenses, risks and complications frequently encountered by entities at our current stage of development.

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

We may not be successful in addressing these risks and if we do not, our business prospects, financial condition and results of operations would be materially adversely affected.

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

Political and economic uncertainty arising from a majority of voters approving a referendum for the United Kingdom to exit the European Union could adversely impact our financial results.

In June 2016, a majority of voters in the UK elected to withdraw from the European Union (E.U.) in a national referendum (also referred to as “Brexit”). Negotiations are expected to commence to determine the future terms of the UK’s relationship with the E.U. MAM UK represents a significant portion of our revenues and profitability. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the US dollar against the British pound. During periods of a strengthening dollar, our reported international revenues are reduced because the British pound translates into fewer US dollars. The long term effects of Brexit will depend on any agreements the UK makes to retain access to European markets either during a transitional period or more permanently. Any of the potential effects of Brexit could have unpredictable consequences for credit markets and adversely affect our business, results of operations, and financial performance.

Financial difficulties or the bankruptcy of one or more of our major customers could adversely affect our results.

Our ability to collect our accounts receivable and future sales depends, in part, on the financial strength of our customers. We grant credit, generally without collateral, to our customers. Consequently, we are subject to credit risk related to changes in business and economic factors throughout the UK Market and North America. In the event customers experience financial difficulty, and particularly if bankruptcy results, our profitability may be adversely impacted by our failure to collect our accounts receivable in excess of our estimated allowance for uncollectible accounts. Additionally, our future revenues could be reduced by the loss of a customer due to bankruptcy. Our failure to collect accounts receivable and/or the loss of one or more major customers could have an adverse effect on our net income and financial condition.

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

Competition in our industry is intense. Potential competitors in the UK Market and North America are numerous. Most competitors have substantially greater capital resources, marketing experience, research and development staffs and facilities than we have. Our competitors may be able to develop products before us or develop more effective products or market them more effectively which would limit our ability to generate revenue and cash flow.

The prices we charge for our products may decrease as a result of competition and our revenues could decrease as a result.

We face potential competition from many competitors and increased competition may have a negative impact on our future revenues and financial condition. In addition, there are very large software companies, including Microsoft Corporation, Oracle Corporation and SAP AG which supply ERP and SCM products to our target market of small to medium-sized businesses servicing the automotive aftermarket. There can be no assurance that these companies will not develop or acquire a competitive product or service in the future. Our business would be dramatically affected by price pressure if these larger software companies attempted to gain market share through the use of highly discounted sales and extensive marketing campaigns.

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

We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed or of the services offered by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect us from liability for damages. In the event that the terms and conditions of our contracts which limit our liability are not sufficient, we have insurance coverage. This coverage of approximately $10 million in the aggregate in the UK Market and in North America insures the business for negligent acts, error or omission, failure of the technology services to perform as intended, and breach of warranties or representations. It also insures the services that we supply including, web services, consulting, analysis, design, installation, training, support, system integration, the manufacture, sale, licensing, distribution or marketing of software, the design and development of code, software and programming and the provision of software applications as a service, rental or lease. However, there can be no assurance that our insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

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

Risks Related to our Common Stock

Our insiders and affiliated beneficially own a significant portion of our stock.

As of the date of hereof, our executive officers, directors and affiliated parties beneficially own approximately 65% of our common stock.  As a result, our executive officers and affiliated parties will have significant influence to:

•	Elect or defeat the election of our directors;
•	Amend or prevent amendment of our certificate of incorporation or bylaws;
•	Effect or prevent a merger, sale of assets or other corporate transaction; and
•	Affect the outcome of any other matter submitted to the stockholders for vote

In addition, any sale of a significant amount of our common stock held by our directors and executive officers, or the possibility of such sales, could adversely affect the market price of our common stock.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing any gains from our common stock.

Additional issuances of securities will dilute your stock ownership and could affect our stock price.

As of September 16, 2016, there were 13,190,546 shares of our common stock issued and 12,400,758 shares of our common stock outstanding. Our Certificate of Incorporation authorizes the issuance of an aggregate of 18,000,000 shares of common stock and 2,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. These shares are intended to provide us with the necessary flexibility to undertake and complete plans to raise funds if and when needed. In addition, we may pursue acquisitions that could include issuing equity, although we have no current arrangements to do so. Any such issuances of securities would have a dilutive effect on current ownership of MAM stock. The market price of our common stock could fall in response to the sale or issuance of a large number of shares, or the perception that sales of a large number of shares could occur.

The market for our common stock is limited and you may not be able to sell your common stock.

Our common stock is currently listed on the NASDAQ Capital Market. The market for purchases and sales of our common stock is limited and therefore the sale of a relatively small number of shares could cause the price to fall sharply. Accordingly, it may be difficult to sell shares quickly without significantly depressing the value of the common stock. Unless we are successful in developing continued investor interest in our common stock, sales of our common stock could continue to result in major fluctuations in the price of the common stock.

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

One of our directors, who is also an executive officer, is a resident of the UK.  In addition, our significant operating subsidiary, MAM Software Limited is located in the UK.  Were one or more shareholders to bring an action against us in the US and succeed, either through default or on the merits, and obtain a financial award against an officer or director of MAM, that shareholder may be required to enforce and collect on his or her judgment in the UK, unless the officer or director owned assets which were located in the US.  Further, shareholder efforts to bring an action in the UK against its citizens for any alleged breach of a duty in a foreign jurisdiction may be difficult, as prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, is fraught with difficulty and may be effectively, if not financially, unfeasible.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our common stock.

Our certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of MAM. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include

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

The trading market for our shares of common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

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

Our corporate offices are located at Maple Park, Maple Court, Tankersley, Barnsley, UK S75 3DP.

MAM NA's headquarters are located at Two Valley Square, 512 Township Line Road, Blue Bell, PA 19422 and the telephone number is 610-351-2928.  The Blue Bell, Pennsylvania office is approximately 9,000 square feet in size and is leased for an approximate monthly cost of $14,000.

MAM NA also has an office at 1390 Ridgeview Drive, Suite 101, Allentown, PA, 18104 and the phone number at that office is 610-336-9045. The Allentown, Pennsylvania office is approximately 2,250 square feet in size and is leased for an approximate monthly cost of $4,000.

MAM Ltd. has three offices. Its headquarters are at Maple Park, Maple Court, Tankersley, S75 3DP, UK. The Tankersley phone number is 0-11-44-122-635-2900. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, UK. The Northampton phone number is 44-160-449-4001. It has a second regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, UK. The Wareham phone number is 44-192-955-0922. MAM Ltd. leases approximately 15,250 square feet at its company headquarters at a monthly cost of approximately $19,800. It leases approximately 1,200 square feet at its Northampton office at a monthly cost of approximately $1,650 and approximately 700 square feet at its Wareham office at a monthly cost of approximately $900.

Origin is located at 130 Aztec, Aztec West, Bristol, BS32 4UB, UK and the telephone number is 44-145-462-9609.  The office is approximately 260 square feet in size and is leased for an approximate monthly cost of $2,000.

Item 3.	Legal Proceedings

Although there are no pending material legal proceedings against us, from time to time, we may become involved in legal proceedings, lawsuits, claims and regulations in the ordinary course of its business.

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

	2015
	High	Low
1st Quarter ended September 30, 2014	$6.68	5.00
2nd Quarter ended December 31, 2014	$6.03	4.81
3rd Quarter ended March 31, 2015	$6.25	4.76
4th Quarter ended June 30, 2015	$5.75	5.00

	2016
	High	Low
1st Quarter ended September 30, 2015	$6.74	5.18
2nd Quarter ended December 31, 2015	$7.48	5.71
3rd Quarter ended March 31, 2016	$7.23	5.15
4th Quarter ended June 30, 2016	$6.48	5.10

Holders

As of September 16, 2016, there were 12,400,758 shares outstanding and approximately 320 holders of record of our shares.  Because shares of our common stock are held by depositories, brokers, and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.  Our transfer agent and registrar is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Denver, Colorado 80209.

Dividends

We have never declared or paid dividends on our common stock, and our Board of Directors does not intend to declare or pay any dividends on the common stock in the foreseeable future. Our earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

As of the three months ended, June 30, 2016, we issued 16,202 shares of common stock valued at approximately $0.1 million, and as of the year ended June 30, 2016, we issued 57,126 share of common stock valued at approximately $0.3 million, to the non-management members of our Board of Directors under the MAM's 2007 Long-Term Incentive Plan.

These issuances were not registered under the Securities Act, in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act, as part of a transaction by MAM not involving a public offering in which the shares were granted as compensation for services and the recipients had access to adequate current public information concerning MAM.

Item 6.	Selected Financial Data

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition is for the fiscal years ended June 30, 2016, and June 30, 2015, and should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report.

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

Unless the context indicates or requires otherwise, (i) the term “MAM” refers to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Ltd.” refers to MAM Software Limited; (iii) the term “MAM NA” refers to MAM Software, Inc.; (iv) the term “Origin” refers to Origin Software Solutions, Ltd.; (v) the term “MAM UK” collectively refers to MAM Ltd. And Origin; and (vi) the terms “we,” “our,” “ours,” and “us” refer collectively to MAM Software Group, Inc.

Overview

MAM Software Group, Inc. is a leading provider of cloud-based business and on premise management solutions for the auto parts, tires and vertical distribution industries. We have a broad line of software solutions and services to address the information technology ("IT") needs of virtually every significant sector of the automotive aftermarket in the United Kingdom ("UK") and Ireland (collectively referred to as the “UK Market”) and North America (“NA”), which includes the United States ("US") and Canada, and are seeking to leverage this position into new industry verticals.

MAM NA has two primary software solutions, VAST and Autopart. We have and continue to market and develop business management software solutions that manage both the business and supply chain for small- and medium-sized firms in the automotive aftermarket. The automotive aftermarket includes those businesses that supply servicing, parts, oil, tires, and performance extras to the retail market.

Our revenues and income are derived primarily from the sale of business management software, data, ecommerce solutions and services and support. For MAM UK, we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the year ended June 30, 2016, we generated revenues of $32.2 million and had net income of $3.6 million; 71% of these revenues came from the UK market.

We are headquartered in Tankersley, Barnsley, UK and maintain additional offices for our NA operations in Blue Bell and Allentown, Pennsylvania, and, for our UK Market operations, in Northampton and Wareham. The software that we sell is Microsoft Windows™ based technology. The four main products that we support in the US cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Autopart product to new prospects.  Autopart enables large warehouses with hundreds of thousands of stock keeping units ("SKU") to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we also sell our Autopart product, which manages a jobber’s business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that the jobber’s client needs, either via the Internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable it to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST and Autowork Online. The fourth segment is the “OpenWebs™.” This technology allows these separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real- time both up and down the supply chain. The UK Market differs from that of the US in that it does not have the same number of large warehouse distribution centers. In the UK Market we sell the Autopart product to the jobber market, but sell Autowork Online to the installer market.  In the UK, we also sell our catalog solution, Autocat+, which is an Internet-based identification tool used by the warehouse distribution, jobber and installer

Current Products and Services

Meeting the needs of the automotive aftermarket requires offering a combination of business management systems, information products and online services that combine to deliver benefits for all parties involved in the timely repair of a vehicle. Our products and services include:

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

•

Online services and products that connect manufacturers, warehouse distributors, retailers and automotive service providers via the Internet. These products enable electronic data interchange throughout the automotive aftermarket supply chain among the different trading partners. They also enable procurement and business services to be projected over the Internet to an expanded business audience. Some clients use our information products on their own websites and intranets and some clients use our systems and branded software to obtain relevant and up-to-date information via the Internet; and

•	Customer support and consulting services that provide phone and online support, implementation and training.

Need for Technology Solutions

A variety of factors drive the automotive market’s need for sophisticated technology solutions, including the following:

Inventory Management

Industry sources suggest that approximately 35% of parts produced are never sold and 30% of parts stocked are never sold. Approximately 25% of parts sold are eventually returned due to insufficient knowledge or capability by either the parts supplier counterman or the auto service provider installer. Clearly, there is substantial inefficiency in the automotive aftermarket supply chain. This inefficiency results in excess inventory carrying costs, logistical costs and the over-production of parts and tires at the manufacturer level. The combination of business systems software, information products, and connectivity services we offer. can assist in overcoming these inefficiencies.

Competition

In the US, the need for technology solutions has been accelerated by the expansion of large specialty parts retailers such as AutoZone, Inc. and Advance Auto Parts, Inc. and large auto service chains like Monro, Muffler and Brake, Inc. This expansion has driven smaller competitors to computerize or upgrade their existing systems with more modern business management solutions enabled for information products and online services. Many of the systems used by smaller competitors today are older, character-based or systems developed in-house that have a limited ability to integrate current information products and online services.

Volume and Complexity of Information

Businesses in the automotive aftermarket manage large volumes of information from numerous sources with complex inter-relationships. There are over 4.5 million different SKU available to parts sellers in the product catalogs used by the US automotive aftermarket. The numbers of SKU increase in the order of some 5% each year. Moreover, manufacturers update product information and product prices with increasing frequency as they improve their internal processing and try to keep pace with consumer trends. As a result, most automotive aftermarket businesses require sophisticated inventory management systems, accurate and timely information on parts, tires, and repair delivered through online services to communicate, manage and present this volume of data effectively.

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

Plans for Growth

We expect growth in the automotive aftermarket will continue to be driven by:

•	gradual growth in the aggregate number of vehicles in use;
•	an increase in the average age of vehicles in operation;
•	growth in the total number of miles driven per vehicle per year; and
•	increased vehicle complexity.

We see opportunities to expand the breadth of our customer base within the automotive industry and diversify into new industries with similarly complex needs. We offer tailored business management and distribution software to the wholesale distributor market of the automotive industry. We have also started to expand and diversify our client and product mix in the UK Market to serve the lumber and hardware industries, which we believe have an unmet need for the efficiency offered by our suite of business software solutions and services. Our growth plans include adapting and updating our software products to serve other vertical markets as well as through potential acquisitions. While we have identified these vertical markets for potential growth for our software, our top execution priority remains automotive projects.

To date, our management has identified five areas of focus to drive our business.  The first area is the continued growth of SaaS revenues derived from delivering our business management software via the ‘cloud’.  At present, most of our customers have our software installed in-house.  However, market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for these businesses to purchase supporting software and hardware for an on premise system or the need to keep information technology personnel on staff to monitor and upgrade such a system.

We introduced our first subscription-based service solution over the Internet in 2005 in the UK Market, and we began marketing our first cloud system to customers in North America in 2013. Since that time, we have significantly expanded our cloud-based offerings and are offering customers that maintain in-house installations significant incentives to move to our cloud-computing model. While transitioning our MAM UK customers to a cloud computing model results in a decrease in our up-front revenue recognition, we believe that this is a necessary transition and is in the best interests of our customers and our own long-term business prospects as an increasing number of our customers are looking for solutions that are highly functional, easy to use, configurable, and fast.

To date, Autowork Online, our "installer" solution in the UK Market and Autopart Online, our parts store solution, are being delivered in this way.  Both products have been developed under the 'cloud' computing model.  This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly, but 'rent' it over a fixed period of time.  We believe that this will be a growing area in the UK and NA markets as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service.

Autowork Online was launched in 2010 and as of June 30, 2016 we had 2,865 customers subscribing to this service.  A white label version of this product, which is our product rebranded by a different company, has been successfully launched into the NA market in conjunction with ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA.  As of June 30, 2016 we had 3,191 end users subscribing to this service.

We have been developing VAST Online, the 'cloud' version of our VAST platform, which we expect to launch in the second half of fiscal year 2017.  We have been working with Goodyear to deliver a version of VAST Online that will be their next generation point of sale 'cloud' solution.  Following the successful rollout of VAST Online to the Goodyear network, MAM NA will promote the product to the wider NA market and also in the UK market.

The second area of focus is the sales and marketing strategy within the NA market. MAM NA business will continue to invest in sales and marketing activity to help further expand the MAM brand and build our pipeline in the NA market.

The third area of focus relates to the launch of our information service, Autocat+, an electronic auto parts catalog that uses the DaaS distribution model.  MAM centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application.  Data can also be 'consumed' via a web service for integration into B2C websites.  Information in Autocat+ is maintained through an automatic verification and standardization process, with updates published daily.

In the UK Market, there are approximately 10,000 end-users (warehouse distributors, parts stores and auto service providers) of our information products, to whom a monthly or annual subscription fee is charged. Our management believes that launching a version of Autocat+ in the NA market will boost sales of our related our business management software solutions.

The fourth area of focus is to sustain levels of growth in MAM UK by concentrating on vertical markets, which share common issues to that of the automotive market. We have developed a reputation of high levels of service and knowledge within the automotive market, and we are now working on replicating this reputation in these additional vertical markets.

The fifth area of focus is the continued investment in research and development that allows us to deliver innovative new solutions and modules in the four prior areas of focus. During the year ended June 30, 2016, we introduced a number of enhancements to our existing products which created additional value for existing and prospective customers.

Additional Vertical Markets: Plumbing Merchants, Electrical Wholesalers, Builders Merchants and Lumber Merchants

We believe that construction-related businesses would benefit from the business management and distribution systems developed by MAM for its customers in the automotive aftermarket. We already have over 80 clients in the UK Market operating in the plumbing, building, lumber, and electrical wholesale distribution markets that are using a derivative of MAM's Autopart product, known as “Trader.” We originally moved the Autopart product into these additional vertical markets a number of years ago after being approached by companies operating within these vertical markets that could not find a suitable management solution. To date, these additional vertical markets have made only a limited contribution to the revenues of MAM Ltd.

We have been promoting the “Trader” product to these markets, specifically targeting small and medium sized businesses with revenues of between $500,000 and $10 million. We are, and intend to continue, promoting Trader through a number of channels, direct marketing, advertorials and trade shows. We are also looking to raise awareness of the Trader product by placing advertisements in trade journals and will continue to look to have articles and editorial reviews written about the product and its advantages for those operating within these markets. We have also been targeting small and medium sized businesses within these vertical markets with direct mail pieces such as product fliers, and case studies from the small client base we have in this market. These have then been followed up by MAM’s existing internal sales team to generate qualified leads for the external sales representatives.

Given the current opportunities in the automotive market, and the resources required to ensure the successful development and launch of several major projects, exploring additional vertical markets has been a lower strategic priority during the year ended June 30, 2016.  We will continue to monitor the market and generate a reasonable amount of new interest in this area.  During the year ended June 30, 2017, we expect this area of our business to be a greater part of our strategic discussions; however, at this time, we remain focused on executing on our present and near-term project commitments.

Strategic Goals

We are looking to increase our share of the NA market by (i) increasing the sales and marketing presence of our Autopart product, (ii) focusing on the tire and service and repair sector of the market (iii) and establishing Autocat and OpenWebs™ as the e-commerce standard within the Automotive market. In the UK Market we expect to continue to grow our market share through (i) moving our business management software into new vertical markets and (ii) increasing our footprint within the automotive aftermarket.

We believe that our successful experience within the automotive market will translate well into other vertical markets that have similarly complex supply chains. By developing specific sales teams with relevant market experience and supporting with them suitable marketing collateral, we believe that over time “Trader” can become an established product offering in these vertical markets. We plan, at this stage, to focus only on the UK Market for these additional vertical market opportunities.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 71% and 74% for the years ended June 30, 2016 and 2015, respectively.   As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate.  The exchange rate for MAM UK’s operating results was US $1.48357 per GBP for the year ended June 30, 2016, as compared to US $1.5755 per GBP for the year ended June 30, 2015.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating assets and liabilities of MAM UK was US $1.33898 per GBP at June 30, 2016, as compared to US $1.5717 per GBP at June 30, 2015.

Currency translation income (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($3.0) million and ($1.2) million as of June 30, 2016 and 2015, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts.  The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life.  However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted.  As of June 30, 2016, deferred revenue was $1.2 million.

Results of Operations

Net Revenues. Our net revenues for the fiscal year ended June 30, 2016 compared with the year ended June 30, 2015 were as follows:

	For the Year Ended June 30,
Net Revenues	2016	2015	$ Variance	% Variance
MAM UK:
Recurring	$18,589,000	$17,681,000	$908,000	5%
Non-recurring	4,239,000	5,806,000	(1,567,000)	(27)%
Total MAM UK Revenues	$22,828,000	$23,487,000	$(659,000)	(3)%

MAM NA:
Recurring	$7,009,000	$5,969,000	$1,040,000	17%
Non-recurring	2,375,000	2,182,000	193,000	9%
Total MAM NA Revenues	$9,384,000	$8,151,000	$1,233,000	15%

Total Net Revenues	$32,212,000	$31,638,000	$574,000	2%

Total net revenues increased $2.0 million, partially offset by unfavorable foreign currency exchange rates movements of $1.4 million.

Net revenues from our MAM UK operations decreased primarily as a result of unfavorable foreign currency exchange rate movements of $1.4 million.  This was offset by increases in recurring revenues of $1.9 million and decreases in systems sales of $1.2 million.  The increase in recurring revenue and decrease in system sales are attributed to customers moving to our SaaS platform.

Net revenues from our MAM NA operations increased for recurring and system sales as a result of overall growth in the market for SaaS and perpetual license sales and professional services.

Cost of Revenues.  Our cost of revenues for the fiscal year ended June 30, 2016, compared with the year ended June 30, 2015 were as follows:

	For the Year Ended June 30,
	2016	2015	$ Variance	% Variance
Cost of Revenues:
MAM UK	$10,013,000	$9,623,000	$390,000	4%
MAM NA	4,585,000	4,154,000	431,000	10%
Total Cost of Revenues	$14,598,000	$13,777,000	$821,000	6%

Cost of revenues increased $1.4 million due to increases in professional services headcount to support growth as well as increases in license costs.  This increase was offset by favorable foreign currency rate movements of $0.6 million.

Operating Expenses. Our operating expenses for the fiscal year ended June 30, 2016, compared with the year ended June 30, 2015:

	For the Year Ended June 30,
	2016	2015	$ Variance	% Variance
Operating Expenses:
Research and development	$3,777,000	$3,860,000	$(83,000)	(2)%
Sales and marketing	4,009,000	4,319,000	(310,000)	(7)%
General and administrative	5,658,000	5,490,000	168,000	3%
Depreciation and amortization	370,000	352,000	18,000	5%
Total Operating Expenses	$13,814,000	$14,021,000	$(207,000)	(2)%

Research and Development Expenses. Research and development ("R&D") expenses decreased primarily due to favorable foreign exchange rate movements of $0.2 million, offset by increases of $0.1 million from increases in development resources in order to support new client developments. R&D expenses for the years ended June 30, 2016 and 2015 excluded $2.8 million and $1.7 million, respectively, of capitalized costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased due to lower headcounts in MAM NA and lower commissions and staff incentives in MAM UK.

General and Administrative Expenses. General and administrative expenses increased due to costs associated with changes with the accounting and finance organization, expenses from Origin, which was acquired in fiscal 2016, and from the increase in the allowance for bad debts.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased as a result of higher amortization expense from the intangibles acquired from Origin.

Other Income (Expense). Interest expense increased by $0.3 million to $0.3 million for the year ended June 30, 2016, as compared to expense of $13,000 for the year ended June 30, 2015. The increase in interest expense was due to the $10.5 million of borrowings under the new credit facility in December 2015 to fund a tender offer. Other income for the year ended June 30, 2016, included a $217,000 gain from the settlement of liabilities with certain vendors.

Income Taxes. Income taxes decreased $0.6 million to $0.2 million for the year ended June 30, 2016, as compared to $0.8 million for the year ended June 30, 2015. The effective tax rate was 5% for the year ended June 30, 2016, as compared to 21% for the year ended June 30, 2015.  The decrease in the effective tax rate was due to R&D credits from our MAM UK operations, including credits for certain prior periods which were approved for the first time in fiscal 2016.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash generated from operations and our senior credit facility. To date, most of our profits have been generated by MAM UK, but with the introduction of new products and our efforts to grow our MAM NA operations, our current plan anticipates that our MAM NA operations will increase revenue and profit over the next couple of years. We expect to invest in additional sales and marketing staff and to increase our professional services and support staff.

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

Working Capital

Working capital at June 30, 2016 was ($0.9) million compared to $5.7 million at June 30, 2015. The working capital decrease resulted primarily from the $4.5 million of cash used to fund a portion of the Tender Offer in December 2015, and the current portion of long-term debt of $1.9 million that was borrowed in December 2015 to fund the remaining portion of the Tender Offer.

Capital Expenditures

Capital expenditures for the years ended June 30, 2016 and 2015 were $3.0 million and $2.1 million, respectively.  The capital expenditures included capitalized software development costs of $2.8 million and $1.7 million for the years ended June 30, 2016 and 2015, respectively.

 Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity

Summary

We expect to see continued revenue growth from both our MAM NA and MAM UK operations during fiscal 2017, partially offset by the impact of foreign currency exchange rates on MAM UK.  However, we expect to see a decrease in operating income as the impact of foreign currency exchange rates and our continued investment in growth initiatives, including R&D, offset the gains from the growth in revenues.

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

Revenues from MAM UK continue to generate positive cash flows and we continue to invest in the growth opportunities in MAM NA. Our current plans still require us to hire additional additional professional services, support and sales and marketing staff to support our growth initiatives.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams by targeting additional English-speaking auto industry aftermarkets for our Autopart product.  If we continue to experience negative cash flow, we will be required to borrow more debt or limit our growth plan.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses.

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

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is capitalized and recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product: and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact our results of operations.

Goodwill

Goodwill that has indefinite useful lives are not amortized but rather are tested at least annually for impairment. Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by us.

Long-Lived Assets

Our management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2016, management believed there was no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectability is reasonably assured. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. We account for delivered elements in accordance with the selling price when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

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

We record amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheets.

Revenues for maintenance agreements, software support, on-line services and information products are recognized ratably over the term of the service agreement.

We recognize revenue on a net basis, which excludes sales tax collected from customers and remitted to governmental authorities.

Stock-Based Compensation

For valuing stock options awards, we have elected to use the Black-Scholes Merton option pricing valuation model (“Black-Scholes”). For the expected term, we use a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility we consider our own volatility as applicable for valuing its options and warrants. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant US Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; we currently have no plans to pay dividends.

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

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during the period from non-owner sources. For the years ended June 30, 2016 and June 30, 2015, the components of comprehensive income consisted of foreign currency translation gains (losses).

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting.  The update provides guidance on simplifying various aspects of the accounting for shared based compensation. The standard is effective for the annual and interim periods within those annual periods beginning after December 15, 2017.  We are currently assessing the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The update requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2019. We are currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes.  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  To simplify the presentation of deferred income taxes, the amendments in this update required that deferred tax liabilities be classified as noncurrent in a classified statement of financial position.  The current requirement is that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  ASU 2015-17 will be effective for us beginning for its first quarter of fiscal 2018.  We do not expect the adoption of ASU 2015-17 to have a significant impact on the disclosure or balance sheet presentation in its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update provides guidance on simplifying the presentation for debt issuance costs and debt discount and premium. The standard is effective for the annual and interim periods within those annual periods beginning after December 15, 2015.  We do not expect the adoption of ASU 2015-03 to have a significant impact on the disclosure or balance sheet presentation in its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Currently, there is no guidance in accounting principles generally accepted in the US about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in US auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. We are currently assessing the impact the adoption of ASU 2014-15 will have on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, notes to the consolidated financial statements and report of MAM’s independent registered accountant required to be filed in response to this Item 8 begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2016.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by MAM's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

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

Changes in Internal Control over Financial Reporting

There were no changes in MAM’s internal control over financial reporting in our fourth fiscal quarter of the fiscal year ended June 30, 2016 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our 2017 Annual Meeting of Shareholders under the headings “Information about Director Nominees,” “Corporate Governance,’ and “Section 16(a) Beneficial Ownership Reporting Compliance, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2016.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our 2017 Annual Meeting of Shareholders under the headings “Executive Compensation,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our 2017 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2016.

Securities Authorized for Issuance Under the Equity Compensation Plans

The following summarizes information regarding the number of units that are available for issuance under all of the Company's equity compensation plans as of June 30, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Unit Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Unit Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	120,484	1.23	-
Equity compensation plans not approved by security holders	-	-	-
	120,484	1.23	-

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our 2017 Annual Meeting of Shareholders under the headings “Corporate Governance,” and “Certain Relationships and Related Transactions,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2016.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our 2017 Annual Meeting of Shareholders under the heading “Ratification of Appointment of Our Independent Registered Public Accounting Firm,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2016.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheets of MAM Software Group, Inc. as of June 30, 2016 and 2015, the related statements of comprehensive income, stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of KMJ Corbin & Company LLP, independent auditors, are filed herewith.

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

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.1	Form of Certificate of Common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.2	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

10.1	Credit Agreement, dated as of December 1, 2015 by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 4, 2015)

10.2	Revolving Credit Note, dated December 1, 2015, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to our Form 8-K dated December 4, 2015).

10.3	Term Note, dated December 1, 2015, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Form 8-K dated December 4, 2015).

10.4

Pledge and Security Agreement, dated December 1, 2015, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to our Form 8-K dated December 4, 2015).

10.5

Deed of Negative Pledge Agreement, dated December 1, 2015, by and among MAM Software Group, Inc., MAM Software Limited, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.6 to our Form 8-K dated December 4, 2015).

10.6	Guaranty of Payment Agreement, dated December 1, 2015, by and among MAM Software, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.7 to our Form 8-K dated December 4, 2015).

10.7	2007 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit D of the Company’s revised Definitive Proxy Statement filed on May 19, 2008).

10.8‡

Employment Agreement effective as of July 1, 2010 between the Company and Michael Jamieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2010).

10.9‡

Employment Agreement effective as of October 16, 2015 between the Company and Brian H. Callahan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

10.10‡	Employment Agreement effective as of July 1, 2013 between the Company and Lee Broad (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on September 24, 2015).

10.11‡

Separation Agreement effective as of October 19, 2015 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on February 16, 2016).

10.12‡	MAM Software Group, Inc. Employee Stock Purchase Plan, effective as of December 16, 2011 (filed herewith).

10.13	Amended Credit Agreement, dated as of September 26, 2016, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. (filed herewith)

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual report on Form 10-K/A for the fiscal year ended June 30, 2007 filed October 15, 2007).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

‡ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAM Software Group, Inc.

Date: September 26, 2016	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 26, 2016	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 26, 2016	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 26, 2016	By:	/s/ Frederick Wasserman
Frederick Wasserman
Chairman of the Board of Directors

Date: September 26, 2016	By:	/s/ Gerald M. Czarnecki
Gerald M. Czarnecki
Director

Date: September 26, 2016	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Director

Date: September 26, 2016	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV
Director

Date: September 26, 2016	By:	/ S / Peter H. Kamin
Peter H. Kamin
Director

FINANCIAL STATEMENTS

MAM SOFTWARE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F–2

Consolidated Balance Sheets as of June 30, 2016 and 2015	F–3

Consolidated Statements of Comprehensive Income for the years ended June 30, 2016 and 2015	F–4

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2016 and 2015	F–5

Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015	F–6

Notes to Consolidated Financial Statements	F–8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MAM Software Group, Inc.

We have audited the accompanying consolidated balance sheets of MAM Software Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAM Software Group, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

September 26, 2016

MAM SOFTWARE GROUP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	June 30,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$491	$6,793
Accounts receivable, net of allowance of $359 and $221, respectively	4,627	4,243
Inventories	221	185
Prepaid expenses and other current assets	1,495	1,722
Income tax receivable	535	-
Total Current Assets	7,369	12,943

Property and Equipment, Net	581	732

Other Assets
Goodwill	8,363	9,202
Intangible assets, net	739	-
Software development costs, net	5,234	3,010
Other long-term assets	159	34
TOTAL ASSETS	$22,445	$25,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,618	$1,978
Accrued expenses and other liabilities	1,811	2,624
Payroll and other taxes	1,188	747
Current portion of long-term debt	1,925	-
Current portion of deferred revenue	939	719
Sales tax payable	750	850
Income tax payable	1	356
Total Current Liabilities	8,232	7,274

Long-Term Liabilities
Deferred revenue, net of current portion	273	52
Deferred income taxes	535	58
Long-term debt, net of current portion	7,853	-
Other long-term liabilities	533	140
Total Liabilities	17,426	7,524
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000,000 shares authorized, 13,199,365 shares issued and 12,409,577 shares outstanding at June 30, 2016 and 15,027,057 shares issued and 14,266,964 shares outstanding at June 30, 2015	1	2
Additional paid-in capital	16,162	31,186
Accumulated other comprehensive loss	(2,985)	(1,241)
Accumulated deficit	(5,785)	(9,337)
Treasury stock at cost, 789,788 shares at June 30, 2016 and 760,093 shares at June 30, 2015	(2,374)	(2,213)
Total Stockholders' Equity	5,019	18,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,445	$25,921

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share data)

	For the Years Ended
	June 30,
	2016	2015
Net revenues	$32,212	$31,638
Cost of revenues	14,598	13,777
Gross Profit	17,614	17,861

Operating Expenses
Research and development	3,777	3,860
Sales and marketing	4,009	4,319
General and administrative	5,658	5,490
Depreciation and amortization	370	352
Total Operating Expenses	13,814	14,021

Operating Income	3,800	3,840

Other Income (Expense)
Interest expense, net	(276)	(13)
Gain on settlement of liabilities	217	-
Total other expense, net	(59)	(13)

Income before provision for income taxes	3,741	3,827

Provision for income taxes	189	822

Net Income	$3,552	$3,005

Earnings per share attributed to common stockholders - basic	$0.29	$0.22
Earnings per share attributed to common stockholders - diluted	$0.28	$0.22
Weighted average common shares outstanding – basic	12,314,071	13,403,877
Weighted average common shares outstanding – diluted	12,489,934	13,498,182

Net Income	$3,552	$3,005
Foreign currency translation loss	(1,744)	(1,176)
Total Comprehensive Income	$1,808	$1,829

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance July 1, 2014	-	$-	15,077,830	$2	$31,426	(673,681)	$(1,746)	$(65)	$(12,342)	$17,275
Common stock issued as compensation – Includes amortization of unvested shares (See Note 8)	-	-	86,589	-	562	-	-	-	-	562
Repurchase of common stock for treasury	-	-	-	-	-	(223,774)	(1,269)	-	-	(1,269)
Retirement of treasury stock	-	-	(137,362)	-	(802)	137,362	802	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	(1,176)	-	(1,176)
Net income	-	-	-	-	-	-	-	-	3,005	3,005
Balance June 30, 2015	-	$-	15,027,057	$2	$31,186	(760,093)	$(2,213)	$(1,241)	$(9,337)	$18,397
Common stock issued as compensation – Includes amortization of unvested shares (See Note 8)	-	-	232,920	-	434	-	-	-	-	434
Shares surrendered for taxes		-	(60,612)	-	(341)	-	-	-	-	(341)
Repurchase of common stock for treasury	-	-	-	-	-	(29,695)	(161)	-	-	(161)
Repurchase of common stock in tender offer	-	-	(2,000,000)	(1)	(15,117)	-	-	-	-	(15,118)
Foreign currency translation	-	-	-	-	-	-	-	(1,744)	-	(1,744)
Net income	-	-	-	-	-	-	-	-	3,552	3,552
Balance June 30, 2016	-	$-	13,199,365	$1	$16,162	(789,788)	$(2,374)	$(2,985)	$(5,785)	$5,019

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,552	$3,005
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	257	99
Depreciation and amortization	648	599
Amortization of debt discount and debt issuance costs	32	-
Deferred income taxes	359	5
Stock-based compensation expense	383	562

Changes in assets and liabilities:
Accounts receivable	(881)	(715)
Inventories	(70)	9
Prepaid expenses and other assets	42	(266)
Income tax receivable	(535)	-
Accounts payable	(215)	599
Accrued expenses and other liabilities	(988)	(265)
Payroll and other taxes	183	(413)
Deferred revenue	478	(251)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,245	2,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(207)	(354)
Capitalized software development costs	(2,759)	(1,740)
Business acquisition, net of cash acquired	(453)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,419)	(2,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock for treasury	(161)	(476)
Repurchase of common stock	(15,000)	-
Payment for debt issuance costs	(123)	-
Payment of fees for repurchase of common stock	(118)	-
Proceeds from long-term debt	10,729	-
Repayment of long-term debt	(950)	-
NET CASH USED IN FINANCING ACTIVITIES	(5,623)	(476)

Effect of exchange rate changes	(505)	(613)
Net change in cash and cash equivalents	(6,302)	(215)
Cash and cash equivalents at beginning of year	6,793	7,008
Cash and cash equivalents at end of year	$491	$6,793

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the Years Ended
	June 30,
	2016	2015
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$221	$13
Income taxes	$665	$767

Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock in settlement of accrued liabilities	$93	$-
Common stock surrendered for payment of taxes	341	-
Treasury stock retired	$-	$802

 The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

MAM Software Group, Inc. ("MAM" or the "Company") is a leading provider of integrated information management solutions and services and a leading provider of cloud-based software solutions for the automotive aftermarket sector. The Company conducts its businesses through wholly owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom (“UK”), Origin Software Solutions, Ltd. (“Origin”) is based in the UK (MAM Ltd. and Origin are collectively referred to as “MAM UK”), and MAM Software, Inc. (“MAM NA”) is based in the United States of America ("US") in Blue Bell, Pennsylvania.

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

The Company maintains its cash accounts at financial institutions which it believes to be credit worthy. The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

No customers accounted for more than 10% of the Company’s revenues for each of the years ended June 30, 2016 and 2015. No customers accounted for more than 10% of the Company’s accounts receivable at June 30, 2016 and 2015.

Segment Reporting

The Company operates in one reportable segment.  Though the Company has two operational segments (MAM UK and MAM NA), the Company evaluated in accordance with ASC 280-10-50, Segment Reporting, and determined that the segments have the same economic characteristics, are similar in the following areas and can therefore be aggregated into one reportable segment:

1.	The products and services are software and professional services
2.	The products are produced through professional services
3.	The customers for these products are primarily for the automotive aftermarket
4.	The method to distribute these products are via software that the customer can host locally or the Company will host
5.	They both operate in a non-regulatory environment

Geographic Concentrations

The Company conducts business in the US, Canada, the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”). For customers headquartered in their respective countries, the Company derived approximately 70% of its revenues from the UK, 28% from the US, 1% from Ireland, and 1% from Canada during the year ended June 30, 2016, compared to 74% of its revenues from the UK, 25% from the US and 1% from Canada during the year ended June 30, 2015.

At June 30, 2016, the Company maintained 79% of its net property and equipment in the UK and the remaining 21% in the US.  At June 30, 2015, the Company maintained 83% of its net property and equipment in the UK and the remaining 17% in the US.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the realizability of inventories, the determination of the fair value of acquired intangible assets, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of stock options, warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities, and long-term debt. Financial assets and liabilities that are remeasured and reported at fair value at each reporting period are classified and disclosed in one of the following three categories:

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

Determining which category an asset or liability falls within the hierarchy may require significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company believes that the carrying values of all financial instruments, except long-term debt, approximate their values due to their nature and respective durations.  The carrying value of long-term debt approximates fair value based on borrowing rates currently available to the Company.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and its best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. The Company evaluates the collectability of its receivables at least quarterly. The allowance for doubtful accounts is subject to estimates based on the historical actual costs of bad debt experienced, total accounts receivable amounts, age of accounts receivable and any knowledge of the customers’ ability or inability to pay outstanding balances. If the financial condition of the Company's customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

Inventories

Inventories are stated at the lower of cost or current estimated market value. Cost is determined using the first-in, first-out method. Inventories consist primarily of hardware that will be sold to customers. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

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

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is capitalized and recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of:  the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. Amortization of capitalized software development costs are included in the cost of revenues line on the consolidated statements of comprehensive income.  If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer contracts/relationships, automotive data services and acquired intellectual property and are recorded at cost. Completed software technology and customer contracts/relationships are amortized using the straight-line method over their estimated useful lives of 9 to 10 years, automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years and acquired intellectual property is amortized over the estimated useful life of 10 years.

Goodwill

Goodwill is not amortized, but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of June 30, 2016, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of goodwill in the future.

Goodwill activity for the years ended June 30, 2016 and 2015 was as follows:

Balance, July 1, 2014	$9,767,000
Effect of exchange rate changes	(565,000)
Balance, June 30, 2015	$9,202,000
Acquisition of Origin (see Note 2)	202,000
Effect of exchange rate changes	(1,041,000)
Balance, June 30, 2016	$8,363,000

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over their remaining useful lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2016, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of long-term debt.  Debt issuance costs are amortized over the term of the financing instrument using the effective interest method.  Debt issuance costs are included in other long-term assets.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the stock-based compensation in net income. Compensation expense associated with market-based restricted stock is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based restricted stock is determined based on the number of shares granted and the fair value on the date of grant. For valuing stock options awards, the Company has elected to use the Black-Scholes model. For the expected term, the Company uses a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant US Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.  The fair value of stock-based awards is amortized over the vesting period of the award or expected vesting date of the market-based restricted shares and the Company elected to use the straight-line method for awards granted.

Revenue Recognition

Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectability is reasonably assured. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

The Company accounts for delivered elements in accordance with the selling price when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

In those instances, in which arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies (which represents the majority of the Company’s arrangements), the Company accounts for the arrangements using contract accounting, as follows:

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

The Company recognizes revenue on a net basis, which excludes sales tax collected from customers and remitted to governmental authorities.

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2016 and 2015, advertising expense totaled $0.4 million and $0.4 million, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation (loss) gain adjustment totaled $(1.7) million and $(1.2) million for the years ended June 30, 2016 and 2015, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gain (loss) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2016 and 2015, the components of comprehensive income consist of foreign currency translation gain (loss).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at June 30, 2016 and 2015, and has not recognized interest and/or penalties in the consolidated statements of comprehensive income for the years ended June 30, 2016 and 2015.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the year ended June 30, 2016 there were 175,863 common share equivalents included in the computation of the DEPS. For the year ended June 30, 2016, 691,505 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS. For the year ended June 30, 2015, there were 94,305 common share equivalents included in the computation of the DEPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the years ended June 30:

	2016	2015
Numerator:
Net income	$3,552,000	$3,005,000

Denominator:
Basic weighted-average shares outstanding	12,314,071	13,403,877
Effect of dilutive securities	175,863	94,305
Diluted weighted-average diluted shares	12,489,934	13,498,182
Basic earnings per common share	$0.29	$0.22
Diluted earnings per common share	$0.28	$0.22

Reclassification

Certain expenses were reclassified from depreciation and amortization to cost of revenues in the accompanying consolidated statement of comprehensive income for the year ended June 30, 2015 in order to conform to the current period presentation.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting.  The update provides guidance on simplifying various aspects of the accounting for shared-based compensation. The standard is effective for the annual and interim periods within those annual periods beginning after December 15, 2017.  The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes.  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  To simplify the presentation of deferred income taxes, the amendments in this update required that deferred tax liabilities be classified as noncurrent in a classified statement of financial position.  The current requirement is that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  ASU 2015-17 will be effective for the Company beginning for its first quarter of fiscal 2018.  The Company does not expect the adoption of ASU 2015-17 to have a significant impact on the disclosure or balance sheet presentation in its consolidated financial statements.

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

NOTE 2. BUSINESS ACQUISITION

On July 1, 2015, MAM Ltd. acquired 100% of the stock of Origin, a UK-based provider of e-commerce solutions for the automotive aftermarket.  With the acquisition of Origin, MAM is able to strengthen its e-commerce strategy by being able to provide customers with a range of e-commerce solutions for the automotive aftermarket.  The Company paid $503,000 at closing of the acquisition. The Company will also make future cash payments of $416,000 and issue stock consideration of $283,000 in the future if Origin reaches established earnings targets. The Company recorded the estimated fair value of the contingent consideration of $270,000 in other long-term liabilities on its consolidated balance sheet as of June 30, 2016.  In connection with the acquisition, the Company incurred acquisition-related costs of $53,000, which were expensed and included in general and administrative expenses in the accompanying consolidated statement of comprehensive income for the year ended June 30, 2016.

The Company allocated the purchase consideration to acquire Origin to (1) net assets acquired of $177,000, (2) finite-lived intangible assets of $1.0 million for acquired intellectual property (with an estimated useful life of 10 years), (3) a deferred tax liability of $202,000, and (4) goodwill of $202,000. The goodwill from this acquisition is non-deductible for tax purposes. The results of operations of Origin have been included in the Company's consolidated statements of comprehensive income from the date of acquisition, however the results from Origin were not significant to the Company’s consolidated results of operations and thus proforma information is not presented.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	June 30,
	2016	2015
Leasehold improvements	$396,000	$884,000
Computer and office equipment	869,000	880,000
Equipment under capital leases	10,000	10,000
Furniture and equipment	477,000	432,000
Total property, plant and equipment	1,752,000	2,206,000
Less: accumulated depreciation and amortization	(1,171,000)	(1,474,000)
Total property, plant and equipment, net	$581,000	$732,000

Depreciation expense on property and equipment for the years ended June 30, 2016 and 2015 was $0.3 million and $0.2 million, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2016:

	Average Estimated Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed software technology	9	to	10	$1,093,000	$(1,093,000)	$-
Customer contracts / relationships		10		543,000	(543,000)	-
Automotive data services		20		262,000	(262,000)	-
Acquired intellectual property		10		822,000	(83,000)	739,000
Software development costs	3	to	10	7,887,000	(2,653,000)	5,234,000
Total				$10,607,000	$(4,634,000)	$5,973,000

Intangible assets consist of the following at June 30, 2015:

	Average Estimated Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed software technology	9	to	10	$3,043,000	$(3,043,000)	$-
Customer contracts / relationships		10		3,737,000	(3,737,000)	-
Automotive data services		20		308,000	(308,000)	-
Software development costs	3	to	10	5,730,000	(2,720,000)	3,010,000
Total				$12,818,000	$(9,808,000)	$3,010,000

For the years ended June 30, 2016 and 2015, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $0.4 million and $0.4 million, respectively.

Estimated future amortization of software development costs and intangibles is as follows:

Years Ending June 30,
2017	$500,000
2018	694,000
2019	651,000
2020	581,000
2021	556,000

NOTE 5. LONG-TERM DEBT

	As of
($ in thousands)	June 30, 2016	June 30, 2015

Debt obligations:
Revolving loan facility	$1,150	$-
Term loan	8,550	-
Equipment financing	78	-
Total	9,778	-
Less current portion	(1,925)	-
Long-term debt	$7,853	$-

On December 1, 2015, the Company entered into a new credit agreement with J.P. Morgan Chase Bank, N.A. to provide for borrowings up to $12.0 million consisting of a $9.5 million term loan and a $2.5 million revolver (“Credit Facility”).  All borrowings become due and payable on December 1, 2018. The borrowings bear interest at a variable rate based on either LIBO Rate or a Prime Rate, as defined in the Credit Facility, plus an applicable margin of 3.00% to 3.50%, based upon financial covenants. As of June 30, 2016, the interest rate was 4.0%. The term loan required monthly principal payments of $158,000.  Under the terms of the Credit Facility, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. The Company’s obligations under the Credit Facility are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary.  Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary.  As of June 30, 2016, the Company was in compliance with its loan covenants.

On December 1, 2015, the Company borrowed $10.5 million under the Credit Facility to fund a portion of the Tender Offer (see Note 8).

The Company entered into an equipment financing agreement of $78,000 during the year ended June 30, 2016.  The interest rate is 3.98% and the maturity date of the agreement is June 15, 2019.  The equipment financing is secured by the related equipment.

Future minimum payments under long-term debt outstanding at June 30, 2016 are as follows:

For the years ending June 30,
2017	$1,925
2018	1,926
2019	5,927
Total debt payments	$9,778

NOTE 6. INCOME TAXES

The Company is subject to taxation in the US, UK and various US state jurisdictions. The Company’s tax years for 1999 and forward are subject to examination by the US and state tax authorities due to losses incurred since inception. The Company is currently not under examination by any taxing authorities.

The Company follows the provisions of ASC 740-10, Income Taxes, that defines a recognition threshold and measurement attributes for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. A SC 740-10 also provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likely of being sustained.

Due to the recognition of a full valuation allowance against the Company's net operating losses (“NOLs”), future changes in the Company’s unrecognized tax benefits will not impact the Company’s tax provision.

The Company’s practice is to recognize interest and/or penalties related to income matters in income tax expense. During the years ended June 30, 2016 and 2015, the Company did not recognize any interest or penalties.

The provision (benefit) for income taxes consists of the following for the years ended June 30, 2016 and 2015:

	US Federal	US State	UK Corporate	Total
2016
Current	$-	$31,000	$(162,000)	$(131,000)
Deferred	-	-	320,000	320,000
Total	$-	$31,000	$158,000	$189,000

2015
Current	$-	$5,000	$811,000	$816,000
Deferred	-	-	6,000	6,000
Total	$-	$5,000	$817,000	$822,000

At June 30, 2016, the Company had net US deferred tax assets of approximately $5 million. Due to uncertainties surrounding the Company’s ability to generate future US taxable income to realize these assets, a full valuation allowance has been established to offset carry-forwards of not only NOLs, but also its capital losses due to investments previously written off. Additionally, the future utilization of the Company’s federal and state NOLs to offset future taxable income have been determined to be subject to an annual limitation pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383 as a result of ownership changes that have previously occurred.

Through its Section 382 study, the Company has analyzed any NOLs from its acquired subsidiaries to determine the maximum potential future tax benefit that might be available, and the corresponding limitation imposed based on IRC Section 382. As a result, by the year ended June 30, 2011, the Company adjusted the aforementioned net operating losses previously estimated. The outcome resulted in a determination that it could utilize, annually, approximately $0.6 million of previously incurred NOLs; presuming, however, there is taxable income in future periods affording utilization prior to expiration.

At June 30, 2016, the Company had combined federal and state NOLs of approximately $9.6 million and $5.2 million, respectively. The federal and state tax loss carry-forwards will begin to expire in 2019 and 2017, respectively, unless previously utilized.

Significant components of the Company’s net deferred tax assets at June 30, 2016 and 2015 are shown below. A valuation allowance of $4.9 million and $5.0 million has been established to offset the net deferred tax assets as of June 30, 2016 and 2015, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets. The change in the valuation allowance is primarily attributable to the change in deferred tax assets and NOLs, as capital loss carry-forwards have not changed year to year.

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets (liabilities) consist of the following at June 30, 2016 and 2015:

	June 30,	June 30,
	2016	2015
Deferred tax assets:
State taxes	$1,000	$2,000
Net operating loss carry-forwards	2,759,000	2,768,000
Write-down of investments	1,745,000	1,736,000
Equity-based compensation	67,000	41,000
Reserves and accruals	274,000	284,000
Deferred rent	3,000	55,000
Domestic intangibles and other long-lived assets	101,000	133,000
Total deferred tax assets	4,950,000	5,019,000

Deferred tax liabilities:
Intangible and other long-lived	(546,000)	(58,000)

Valuation allowance	(4,939,000)	(5,019,000)
Net deferred tax liabilities	$(535,000)	$(58,000)

We recognize windfall tax benefits associated with the exercise of share-based compensation directly to stockholders' equity only when realized.  Accordingly, deferred tax assets are not recognized for the net operating loss carryforwards resulting from windfall tax benefits.  At June 30, 2016, deferred tax assets do not include $0.7 million of excess tax benefits from stock-based compensation.

The provision for income taxes for the years ended June 30, 2016 and 2015 differs from the amount computed by applying the US federal income tax rates to net income from continuing operations before taxes as a result of the following:

	June 30,
	2016	2015
Taxes at federal statutory rates	$1,272,000	$1,301,000
State taxes, net of federal benefit	8,000	(12,000)
Rate changes	(19,000)	56,000
Permanent items and other	100,000	130,000
Research and development	(577,000)	-
NOL expiration	-	4,000
Differential in UK corporate tax rate	(515,000)	(519,000)
Change in valuation allowance	(80,000)	(138,000)

Provision for income taxes	$189,000	$822,000

During the year ended June 30, 2016, the Company completed a formal research and development expense study in the UK and identified qualifying expenses related to the prior years which resulted in a reduction in the tax provision of $0.2 million, which is included in the rate reconciliation above.

A provision has not been made at June 30, 2016 and 2015, for US or additional foreign withholding taxes on undistributed earnings of its UK subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to US tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its Credit Facility (see Note 5), the Company indemnified the lender for certain losses, claims, and other liabilities that are standard for this type of agreement. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers’ contracts the Company indemnifies the customer that the software provided does not violate any US patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through March 2028. Terms of the leases provide for monthly payments ranging from $900 to $19,800.  The Company incurred rent expense totaling approximately $0.4 million for both the years ended June 30, 2016 and 2015. Future annual minimum payments under non-cancelable operating leases are as follows:

For the years ended June 30,
2017	$568,000
2018	521,000
2019	437,000
2020	429,000
2021	421,000
Thereafter	1,770,000
Total operating lease obligations	$4,146,000

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

The Company issues shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 LTIP for quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company also gives the non-management members of the Board of Directors the option to receive shares of common stock in lieu of cash compensation.

During the years ended June 30, 2016 and 2015, the Company issued 57,126 and 61,207 shares of common stock, respectively, valued at $0.3 million and $0.2 million, respectively for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and in lieu of cash compensation. There are no remaining shares available under the plan as of June 30, 2016.

Tender Offer

On December 1, 2015, the Company completed a cash tender offer (the “Tender Offer”) and purchased 2.0 million shares of its common stock at a purchase price of $7.50 per share for a total purchase price of $15.0 million. The Company canceled and retired the shares purchased pursuant to the Tender Offer.  In connection with the Tender Offer, the Company incurred costs of $0.1 million directly related to the Tender Offer, which were recorded in additional paid-in capital.

Treasury Stock

During the years ended June 30, 2016 and 2015, the Company repurchased, under its stock repurchase program, 29,695 and 89,388 shares of common stock at a cost of $0.2 million and $0.5 million, respectively. As of June 30, 2016, the Company has repurchased a total of 1,982,235 shares at a cost of $4.7 million, pursuant to a stock repurchase program approved by the Company’s Board of Directors. The stock repurchase program was cancelled on October 30, 2015 in connection with the Tender Offer.

During the year ended June 30, 2015, the Company retired 137,362 shares, at a value of $0.8 million.

Stock-Based Compensation

Stock-based compensation expense for restricted stock and stock issuances of $0.4 million and $0.6 million was recorded in the years ended June 30, 2016 and 2015, respectively, and was recorded in general and administrative expenses in the statements of comprehensive income.  As of June 30, 2016, $0.3 million of total unrecognized stock-based compensation expense related to restricted stock is expected to be recognized over approximately 3.1 years.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2015	121	$1.23
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding - June 30, 2016	121	$1.23	5.0	$596
Options exercisable - June 30, 2016	121	$1.23	5.0	$596
Options exercisable and vested - June 30, 2016	121	$1.23	5.0	$596

During the year ended June 30, 2016, no stock options were exercised.

The aggregate intrinsic value represents the total pre-tax amount of proceeds, net of the exercise price, which would have been received by the option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price of the Company's common stock on June 30, 2016.

A summary of the Company's restricted common stock activity is presented below (shares in thousands):

	Number of	Weighted Average
	Shares	Initial Value Price
	(in thousands)	Per Share
Restricted stock outstanding - July 1, 2015	866	$0.48
Issuance of restricted stock	160	1.79
Vesting	(250)	0.52
Forfeitures	-	-
Restricted stock outstanding - June 30, 2016	776	$0.87

A summary of the vesting levels of the Company's restricted common stock is presented below:

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30 day VWAP per share vesting level (1):
$7.00 per share	84,676	$0.39
$8.00 per share	481,327	$0.43
$9.00 per share	82,178	$1.25
$10.00 per share	48,000	$1.79
$11.00 per share	48,000	$1.79
$12.00 per share	32,000	$1.79

(1)	The outstanding restricted stock becomes vested when the Company’s 30-day volume weighted average price (“VWAP”) per share is at or above these levels.

During the years ended June 30, 2016 and 2015, the Company withheld 60,612 and 134,386 shares of common stock at a cost of $0.3 million and $0.8 million, respectively, for the payment of taxes on shares that vested during the year.

Employee Stock Purchase Plan

On September 21, 2011, the Company approved the MAM Software Group, Inc. Employee Stock Purchase Plan (“ESPP” or the “Plan”). On December 16, 2011, the stockholders approved the ESPP. Under the ESPP, the Company will grant eligible employees the right to purchase common stock through payroll deductions at a price equal to the lesser of 85% of the fair market value of a share of common stock on the exercise date of the current offering period or 85% of the fair market value of our common stock on the grant date of the offering period. No employee will be granted an option to purchase more than $2,400 of fair market value common stock in a calendar year. The Plan is intended to be an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code. The Plan covers a maximum of 100,000 shares of common stock which will be offered to employees until January 2, 2022 or until the Plan is terminated by the Board of Directors.

During the year ended June 30, 2016, the Company issued 15,794 shares of common stock to employees including an executive officer, under the ESPP in lieu of compensation, which shares of common stock were valued at approximately $0.1 million based on the closing market price of the Company’s common stock on January 2, 2015 and December 31, 2015.

During the year ended June 30, 2015, the Company issued 15,957 shares of common stock to employees including an officer, under the ESPP in lieu of cash compensation, which were valued at approximately $0.1 million based on the closing market price of the Company’s common stock on July 1, 2014 and January 2, 2014.

Warrants

The following is a summary of warrant activity for the year ended June 30, 2015:

Balance as of July 1, 2014	4,630
Warrants expired	(4,630)
Warrants issued and outstanding at June 30, 2015	-

During the year ended June 30, 2015, 4,630 warrants with an exercise price of $0.80 expired.  There are no warrants outstanding as of June 30, 2016.

NOTE 9. EMPLOYEE BENEFIT PLANS

The Company has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All US employees are eligible to participate in the plan. The Company’s contribution to the 401(k) Plan is at the discretion of the Board of Directors. The Company matches 100% of elective deferrals subject to a maximum of 3% of the participant’s eligible earnings. The Company’s matching contributions to the 401(k) for the years ended June 30, 2016 and 2015 were $0.1 million and $0.1 million, respectively.

The Company has a defined contribution retirement plan ("UK Plan") that all UK employees are eligible to participate in.  The Company’s contribution to the UK Plan is at the discretion of the Board of Directors. The Company matches 100% of elective deferrals subject to a maximum of 3% of the participant’s eligible earnings. The Company’s matching contributions to the UK Plan for the years ended June 30, 2016 and 2015 were $0.2 million and $0.2 million, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2016, through the filing date of this Annual Report on Form 10-K.  Based on its evaluation, there are no events, except for the matter discussed below, that are required to be disclosed herein.

On September 26, 2016, the Company entered into an amendment to its Credit Facility ("Amendment" and as amended, the "Amended Credit Facility"), which amended that certain credit agreement, dated as of December 1, 2015, by and among the Company and JPMorgan Chase Bank, N.A. (the "Credit Agreement" and as amended, the "Amended Credit Agreement").  The Amendment changed certain loan covenants, including the financial ratios and liquidity requirements.  The borrowings under the Amended Credit Facility bear interest at a variable rate based on either LIBO Rate or a Prime Rate, as defined in the Amended Credit Agreement, plus an applicable margin of 3.50% to 4.00%, based upon financial covenants.  The maturity date under the Amended Credit Agreement remains unchanged at December 1, 2018.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.1	Form of Certificate of Common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.2	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

10.1	Credit Agreement, dated as of December 1, 2015 by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 4, 2015)

10.2	Revolving Credit Note, dated December 1, 2015, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to our Form 8-K dated December 4, 2015).

10.3	Term Note, dated December 1, 2015, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Form 8-K dated December 4, 2015).

10.4

Pledge and Security Agreement, dated December 1, 2015, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to our Form 8-K dated December 4, 2015).

10.5

Deed of Negative Pledge Agreement, dated December 1, 2015, by and among MAM Software Group, Inc., MAM Software Limited, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.6 to our Form 8-K dated December 4, 2015).

10.6	Guaranty of Payment Agreement, dated December 1, 2015, by and among MAM Software, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.7 to our Form 8-K dated December 4, 2015).

10.7	2007 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit D of the Company’s revised Definitive Proxy Statement filed on May 19, 2008).

10.8‡

Employment Agreement effective as of July 1, 2010 between the Company and Michael Jamieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2010).

10.9‡

Employment Agreement effective as of October 16, 2015 between the Company and Brian H. Callahan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

10.10‡	Employment Agreement effective as of July 1, 2013 between the Company and Lee Broad (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on September 24, 2015).

10.11‡

Separation Agreement effective as of October 19, 2015 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on February 16, 2016).

10.12‡	MAM Software Group, Inc. Employee Stock Purchase Plan, effective as of December 16, 2011 (filed herewith).

10.13	Amended Credit Agreement, dated as of September 26, 2016, by and among MAM Software Group, Inc. and JPMorgan Chase Bank, N.A. (filed herewith).

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual report on Form 10-K/A for the fiscal year ended June 30, 2007 filed October 15, 2007.)

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

‡ Management contract or compensatory plan or arrangement.