Form 10-Q
period 2016-09-30
MAM SOFTWARE GROUP, INC.
filed 2016-11-14
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had 12,220,264 shares of its common stock outstanding as of November 7, 2016.

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

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30,	June 30,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$333	$491
Accounts receivable, net of allowance of $451 and $359, respectively	5,016	4,627
Inventories	235	221
Prepaid expenses and other current assets	1,207	1,495
Income tax receivable	178	535
Total Current Assets	6,969	7,369

Property and Equipment, Net	551	581

Other Assets
Goodwill	8,177	8,363
Intangible assets, net	697	739
Software development costs, net	5,853	5,234
Other long-term assets	93	68
TOTAL ASSETS	$22,340	$22,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,618	$1,618
Accrued expenses and other liabilities	1,471	1,811
Payroll and other taxes	1,001	1,188
Current portion of long-term debt	1,882	1,879
Current portion of deferred revenues	1,015	939
Sales tax payable	705	750
Income tax payable	31	1
Total Current Liabilities	7,723	8,186

Long-Term Liabilities
Deferred revenues, net of current portion	371	273
Deferred income taxes	518	535
Long-term debt, net of current portion	7,412	7,808
Other long-term liabilities	546	533
Total Liabilities	16,570	17,335
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000 shares authorized, 13,134 shares issued and 12,344 shares outstanding at September 30, 2016 and 13,199 shares issued and 12,409 shares outstanding at June 30, 2016	1	1
Additional paid-in capital	16,176	16,162
Accumulated other comprehensive loss	(3,461)	(2,985)
Accumulated deficit	(4,572)	(5,785)
Treasury stock at cost, 790 shares at September 30, 2016 and 790 shares at June 30, 2016	(2,374)	(2,374)
Total Stockholders' Equity	5,770	5,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,340	$22,354

 The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	September 30,
	2016	2015
Net revenues	$8,062	$7,995
Cost of revenues	3,318	3,714
Gross Profit	4,744	4,281

Operating Expenses
Research and development	895	830
Sales and marketing	910	1,071
General and administrative	1,510	1,267
Depreciation and amortization	62	89
Total Operating Expenses	3,377	3,257

Operating Income	1,367	1,024

Other Income (Expense)
Interest expense, net	(120)	(10)
Total other expense, net	(120)	(10)

Income before provision for income taxes	1,247	1,014

Provision for income taxes	34	184

Net Income	$1,213	$830

Earnings per share attributed to common stockholders – basic	$0.10	$0.06
Earnings per share attributed to common stockholders - diluted	$0.10	$0.06

Weighted average common shares outstanding – basic	11,699	13,395
Weighted average common shares outstanding – diluted	11,795	13,490

Net Income	$1,213	$830
Foreign currency translation loss	(476)	(605)
Total Comprehensive Income	$737	$225

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,213	830
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	120	34
Depreciation and amortization	128	153
Amortization of debt discount and debt issuance costs	12	-
Deferred income taxes	2	(1)
Stock-based compensation expense	84	41

Changes in assets and liabilities:
Accounts receivable	(592)	354
Inventories	(19)	(9)
Prepaid expenses and other assets	232	458
Income tax receivable	357	-
Accounts payable	24	(795)
Accrued expenses and other liabilities	(154)	(693)
Payroll and other taxes	(193)	277
Deferred revenues	196	(36)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,410	613

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24)	(14)
Capitalized software development costs	(749)	(633)
Business acquisition, net of cash acquired	-	(453)
NET CASH USED IN INVESTING ACTIVITIES	(773)	(1,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock for treasury	-	(161)
Proceeds from long-term debt	250	-
Repayment of long-term debt	(655)	-
Common stock surrendered to pay for tax withholding	(149)	-
NET CASH USED IN FINANCING ACTIVITIES	(554)	(161)

Effect of exchange rate changes	(241)	(321)
Net change in cash and cash equivalents	(158)	(969)
Cash and cash equivalents at beginning of period	491	6,793
Cash and cash equivalents at end of period	$333	5,824

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,
	2016	2015
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued liabilities	$77	93

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, which was filed with the SEC on September 26, 2016. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto.

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

In the UK, the Company maintains cash balances at financial institutions that are insured by the Financial Services Compensation Scheme (“FSCS”) up to 75,000GBP.  At times deposits held with financial institutions in the UK may exceed the 75,000GBP limit.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

No customer accounted for more than 10% of the Company’s accounts receivable at September 30, 2016 and June 30, 2016. No customer accounted for more than 10% of the Company’s revenues for the three months ended September 30, 2016 and 2015.

Segment Reporting

The Company operates in one reportable segment.  Though the Company has two operational segments (MAM UK and MAM NA), the Company evaluated its operations in accordance with ASC 280-10-50, Segment Reporting, and determined that the segments have the same economic characteristics, are similar in the following areas and can therefore be aggregated into one reportable segment:

1.	The products and services are software and professional services
2.	The products are produced through professional services
3.	The customers for these products are primarily for the automotive aftermarket
4.	The methods used to distribute these products are via software that the customer can host locally or that the Company will host
5.	They both operate in a non-regulatory environment

Geographic Concentrations

The Company conducts business in the US, Canada, the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”). For customers headquartered in their respective countries, the Company derived approximately 62% of its net revenues from the UK, 36% from the US, 1% from Ireland, and 1% from Canada during the three months ended September 30, 2016, compared to 72% of its net revenues from the UK, 27% from the US and 1% from Canada during the three months ended September 30, 2015.

At September 30, 2016, the Company maintained 77% of its net property and equipment in the UK and the remaining 23% in the US. At June 30, 2016, the Company maintained 79% of its net property and equipment in the UK and the remaining 21% in the US.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation expense was $41,000 and $63,000 for the three months ended September 30, 2016 and 2015, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. Amortization of capitalized software development costs are included in the cost of revenues line on the consolidated statements of comprehensive income. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense on software development costs was $67,000 and $64,000 for the three months ended September 30, 2016 and 2015, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer contracts/relationships, automotive data services and acquired intellectual property and are recorded at cost. Completed software technology and customer contracts/relationships are amortized using the straight-line method over their estimated useful lives of 9 to 10 years, automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years and acquired intellectual property is amortized over the estimated useful life of 10 years. Amortization expense on amortizable intangible assets was $20,000 and $26,000 for the three months ended September 30, 2016 and 2015, respectively.

Goodwill

Goodwill is not amortized, but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of September 30, 2016, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change and/or demand for the Company’s products and services will continue at a level consistent with past results, which could result in impairment of goodwill in the future.

For the three months ended September 30, 2016 and 2015, goodwill activity was as follows:

In thousands	For the three months ended, September 30,
	2016	2015
Beginning Balance	$8,363	$9,202
Acquisition of Origin	-	202
Effect of exchange rate changes	(186)	(238)
Ending Balance	$8,177	9,166

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets can be recovered through projected undiscounted future cash flows over their remaining lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations during the period in which long-lived asset impairment is determined by management. At September 30, 2016, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

September 30, 2016

(Unaudited)

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2016 and 2015, advertising expense totaled $57,000 and $136,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation income (loss) totaled $(476,000) and $(605,000) for the three months ended September 30, 2016 and 2015, respectively.

Foreign currency gains and losses from transactions denominated in currencies other than the respective local currencies are included in income. The Company had no foreign currency transaction gain (loss) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended September 30, 2016 and 2015, the components of comprehensive income consist of foreign currency translation gain (loss).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s condensed consolidated balance sheets at September 30, 2016 and June 30, 2016, and has not recognized interest and/or penalties in the condensed consolidated statements of comprehensive income for the three months ended September 30, 2016 and 2015.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three months ended September 30, 2016 and 2015, there were 95,757 and 95,287, respectively, common share equivalents included in the computation of the DEPS. For the three months ended September 30, 2016 and 2015, 635,054 and 866,252, respectively, shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for three months ended September 30, 2016 and 2015 (in thousands, except for per share amounts):

Three Months Ended September 30,	2016	2015
Numerator:
Net income	$1,213	$830
Denominator:
Basic weighted-average shares outstanding	11,699	13,395
Effect of dilutive securities	96	95
Diluted weighted-average diluted shares	11,795	13,490
Basic earnings per common share	$0.10	$0.06
Diluted earnings per common share	$0.10	$0.06

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Reclassification

Certain expenses were reclassified from depreciation and amortization to cost of revenues in the accompanying condensed consolidated statement of comprehensive income for the three months ended September 30, 2015 in order to conform to the current period presentation.

The Company adopted Accounting Standards Update ("ASU") 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, on a retroactive basis on July 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of September 30, 2016 and June 30, 2016, net debt issuance costs of $79,000 and $91,000, respectively, were reclassified in the condensed consolidated balance sheet from other long-term assets to an offset against the current and non-current portions of long-term debt.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.  The update provides guidance for how certain cash receipts and cash payments are to be presented on the statement of cash flows.  ASU 2016-15 will be effective for the Company beginning the first quarter of fiscal 2018.  Early adoption is permitted. ASU 2016-15 is to be adopted using the retrospective transition method, unless it is impracticable, in which case it can be applied prospectively as of the earliest practical date. The Company does not expect the adoption of ASU 2016-15 to have a significant impact on the disclosure or cash flow presentation in its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The update provides guidance on simplifying various aspects of the accounting for shared-based compensation. The standard is effective for the annual and interim periods within those annual periods beginning after December 15, 2017.  Early adoption is permitted, however adoption of all amendments must occur in the same period.  The method of adoption (prospective or retrospective) will be applied to each of the amendments as required in ASU 2016-09. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

 In February 2016, the FASB issued ASU 2016-02, Leases. The update requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

 In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes.  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  To simplify the presentation of deferred income taxes, the amendments in this update required that deferred tax liabilities be classified as noncurrent in a classified statement of financial position.  The current requirement is that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  ASU 2015-17 will be effective for the Company beginning for its first quarter of fiscal 2018.  Early adoption is permitted.  The amendments to ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all period presented. The Company does not expect the adoption of ASU 2015-17 to have a significant impact on the disclosure or balance sheet presentation in its consolidated financial statements.

 In April 2015, the FASB issued ASU 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs.  The update provides guidance on simplifying the presentation for debt issuance costs and debt discount and premium. The Company adopted ASU 2015-03 on July 1, 2016.

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

September 30, 2016

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

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

During the three months ended September 30, 2016, the Company issued 10,709 shares of common stock for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and in lieu of cash compensation.

Tender Offer

On December 1, 2015, the Company completed a cash tender offer (the “Tender Offer”) and purchased 2.0 million shares of its common stock at a purchase price of $7.50 per share for a total purchase price of $15.0 million. The Company canceled and retired the shares purchased pursuant to the Tender Offer.

Treasury Stock

From July 1, 2015 until September 30, 2015, the Company repurchased 29,695 shares of common stock at a cost of $161,000. As of September 30, 2016, the Company has repurchased 1,982,235 shares at a cost of $4,698,000, pursuant to a stock repurchase program approved by the Company’s Board of Directors. The stock repurchase program was cancelled on October 30, 2015 in connection with the Tender Offer.

Stock-Based Compensation

Total stock-based compensation expense related to management grants, non-management members of the Board of Directors grants and the employee stock purchase plan for restricted stock and stock issuances of $84,000 and $41,000 was recorded in the three months ended September 30, 2016 and 2015, respectively and was recorded in the general and administrative line of the condensed consolidated statements of comprehensive income.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
	Number of	Weighted-	Average
	Shares	Average	Remaining
	(in	Exercise	Contractual
	thousands)	Price	Life (in years)
Options outstanding - July 1, 2016	121	$1.23
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding – September 30, 2016	121	$1.23	4.7
Options exercisable - September 30, 2016	121	$1.23	4.7
Options exercisable and vested - September 30, 2016	121	$1.23	4.7

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

A summary of the Company's restricted common stock activity is presented below (shares in thousands):

	Number of	Weighted Average
	Shares	Initial Value Price
	(in thousands)	Per Share
Restricted stock outstanding - July 1, 2016	776	$0.87
Issuance of restricted stock	-	-
Vesting	(85)	0.39
Forfeitures	(56)	0.39
Restricted stock outstanding - September 30, 2016	635	$0.81

A summary of the vesting levels of the Company's restricted common stock is presented below (shares in thousands):

	Number of	Weighted Average
	Shares	Initial Value Price
		Per Share
30 day VWAP per share vesting level (1):
$8.00 per share	425	$0.44
$9.00 per share	82	$1.25
$10.00 per share	48	$1.79
$11.00 per share	48	$1.79
$12.00 per share	32	$1.79

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

During the three months ended September 30, 2016, the Company issued 7,008 shares of common stock to employees including executive officers, under the ESPP in lieu of compensation.

During the three months ended September 30, 2015, the Company issued 7,748 shares of common stock to employees including an executive officer, under the ESPP in lieu of compensation.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 5. ACQUISITION

On July 1, 2015, MAM Ltd. acquired 100% of the stock of Origin, a UK-based provider of e-commerce solutions for the automotive aftermarket. With the acquisition of Origin, MAM is able to strengthen its e-commerce strategy by being able to provide customers with a range of e-commerce solutions for the automotive aftermarket. The Company paid $503,000 at closing of the acquisition. The Company will also make future cash payments of $416,000 and issue stock consideration of $283,000 in the future if Origin reaches established earnings targets. The Company recorded the estimated fair value of the contingent consideration of $520,000 in other long-term liabilities on its condensed consolidated balance sheet as of September 30, 2016. In connection with the acquisition, the Company incurred acquisition-related costs of $43,000, which were expensed and included in general and administrative expenses in the accompanying condensed consolidated statement of comprehensive income for the three months ended September 30, 2015.

The Company allocated the purchase consideration to acquire Origin to (1) net assets acquired of $177,000, (2) finite-lived intangible assets of $1.0 million for acquired intellectual property (with an estimated useful life of 10 years), (3) a deferred tax liability of $202,000, and (4) goodwill of $202,000. The goodwill from this acquisition is non-deductible for tax purposes. The results of operations of Origin have been included in the Company's condensed consolidated statements of comprehensive income from the date of acquisition, however the results from Origin were not significant to the Company’s consolidated results of operations and thus proforma information is not presented.

NOTE 6. LONG-TERM DEBT

Debt obligations consisted of the following at September 30, 2016 and June 30, 2016:

	As of
(in thousands)	September 30, 2016	June 30, 2016
Debt obligations:
Revolving loan facility	$1,250	$1,150
Term loan	8,050	8,550
Equipment financing	73	78
Less: unamortized debt issuance costs	(79)	(91)
Total	9,294	9,687
Less current portion	(1,882)	(1,879)
Long-term debt	$7,412	$7,808

On December 1, 2015, the Company entered into a new credit agreement with J.P. Morgan Chase Bank, N.A. to provide for borrowings up to $12.0 million consisting of a $9.5 million term loan and a $2.5 million revolver.  On September 26, 2016, the Company entered into an amendment to its credit facility with J.P. Morgan Chase Bank, N.A. (the "Amendment" and as amended, the "Amended Credit Agreements").  The Amendment changed certain loan covenants, including the financial ratios and liquidity requirements.  The borrowings under the Credit Facility bear interest at a variable rate based on either LIBO Rate or a Prime Rate, as defined in the Amended Credit Agreement, plus an applicable margin of 3.50% to 4.00%, based upon financial covenants.  The maturity date under the Amended Credit Agreements remains unchanged at December 1, 2018.

As of September 30, 2016, the interest rate was 4.56%.  Under the terms of the Amended Credit Agreements, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. The Company’s obligations under the Amended Credit Agreements are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary.  Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary.  As of September 30, 2016, the Company was in compliance with its loan covenants.

On December 1, 2015, the Company borrowed $10.5 million under the Credit Facility to fund a portion of the Tender Offer (see Note 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the fiscal year ended June 30, 2016, and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed separately with the United States Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q, including those set forth under Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Our revenues and income are derived primarily from the sale of business management software, data, ecommerce solutions and services and support. For MAM UK, we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the year ended June 30, 2016, 71% of our revenues came from the UK Market.

We are headquartered in Tankersley, Barnsley, UK and maintain additional offices for our NA operations in Blue Bell and Allentown, Pennsylvania, and, for our UK Market operations, in Northampton and Wareham. The software that we sell is Microsoft Windows™ based technology. The four main products that we support in the US cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Autopart product to new prospects.  Autopart enables large warehouses with hundreds of thousands of stock keeping units ("SKUs") to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we also sell our Autopart product, which manages a jobber’s business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that the jobber’s client needs, either via the Internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable it to efficiently and simply manage his businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST and Autowork Online. The fourth segment is “OpenWebs™.” This technology allows these separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real- time both up and down the supply chain. The UK Market differs from that of the US in that it does not have the same number of large warehouse distribution centers. In the UK Market we sell the Autopart product to the jobber market, but sell Autowork Online to the installer market. In the UK, we also sell our catalog solution, Autocat+, which is an Internet-based identification tool used by the warehouse distribution, jobber and installer.

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

Need for Technology Solutions

A variety of factors drive the automotive market’s need for sophisticated technology solutions, including the following:

Inventory Management

Industry sources suggest that approximately 35% of parts produced are never sold and 30% of parts stocked are never sold. Approximately 25% of parts sold are eventually returned due to insufficient knowledge or capability by either the parts supplier counterman or the auto service provider installer. Clearly, there is substantial inefficiency in the automotive aftermarket supply chain. This inefficiency results in excess inventory carrying costs, logistical costs and the over-production of parts and tires at the manufacturer level. The combination of business systems software, information products, and connectivity services we offer can assist in overcoming these inefficiencies.

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

Volume and Complexity of Information

Businesses in the automotive aftermarket manage large volumes of information from numerous sources with complex inter-relationships. There are over 4.5 million different SKUs available to parts sellers in the product catalogs used by the US automotive aftermarket. The numbers of SKUs increase in the order of approximately 5% each year. Moreover, manufacturers update product information and product prices with increasing frequency as they improve their internal processing and try to keep pace with consumer trends. As a result, most automotive aftermarket businesses require sophisticated inventory management systems, accurate and timely information on parts, tires, and repair delivered through online services to communicate, manage and present this volume of data effectively.

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

To date, Autowork Online, our "installer" solution in the UK Market, and Autopart Online, our parts store solution, are being delivered in this way.  Both products have been developed under the 'cloud' computing model.  This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly, but 'rent' it over a fixed period of time.  We believe that this will be a growing area in the UK and NA Markets as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service.

Autowork Online was launched in 2010 and as of September 30, 2016 we had 2,902 customers subscribing to this service.  A white label version of this product, which is our product rebranded by a different company, has been successfully launched into the NA market in conjunction with ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA market.  As of September 30, 2016, we had 3,405 end users subscribing to this service.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 64% and 73% for the three months ended September 30, 2016 and 2015, respectively.  As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and, in some instances, may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate.  The exchange rate for MAM UK’s operating results was US $1.3132 per GBP for the three months ended September 30, 2016, as compared to US $1.5498 per GBP for the three months ended September 30, 2015.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating assets and liabilities of MAM UK was US $1.2969 per GBP at September 30, 2016, as compared to US $1.33898 per GBP at June 30, 2016.

Currency translation income (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($3.5) million and ($3.0) million as of September 30, 2016 and June 30, 2016, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts.  The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life.  However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted.  As of September 30, 2016, deferred revenue was $1.4 million.

Results of Operations

Net Revenues. Our net revenues for the three months ended September 30, 2016 compared with the three months ended September 30, 2015 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
Net Revenues	2016	2015	$ Variance	% Variance
MAM UK:
Recurring	$4,479	$4,711	$(232)	(5)%
Non-recurring	637	1,064	(427)	(40)%
Total MAM UK Revenues	$5,116	$5,775	$(659)	(11)%

MAM NA:
Recurring	$1,932	$1,615	$317	20%
Non-recurring	1,014	605	409	68%
Total MAM NA Revenues	$2,946	$2,220	$726	33%

Total Net Revenues	$8,062	$7,995	$67	1%

Total net revenues increased $1.0 million, partially offset by unfavorable foreign currency exchange rates movements of $0.9 million.

Net revenues from our MAM UK operations decreased primarily as a result of unfavorable foreign currency exchange rate movements of $0.9 million and decreases in systems sales of $0.3 million.  This was partially offset by increases in recurring revenues of $0.5 million.  The increase in recurring revenue and decrease in system sales are attributed to customers moving to our SaaS platform.

Net revenues from our MAM NA operations increased for recurring and system sales as a result of overall growth in the market for SaaS and perpetual license sales and professional services.

Cost of Revenues.  Our cost of revenues for the three months ended September 30, 2016 compared with the three months ended September 30, 2015 were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2016	2015	$ Variance	% Variance
Cost of Revenues:
MAM UK	$2,215	$2,552	$(337)	(13)%
MAM NA	1,103	1,162	(59)	(5)%
Total Cost of Revenues	$3,318	$3,714	$(396)	(11)%

Cost of revenues remained flat, however this was offset by favorable foreign currency rate movements of $0.4 million.

Operating Expenses. Our operating expenses for the three months ended September 30, 2016, compared with the three months ended September 30, 2015 were as follows:

	For the Three Months
	Ended September 30,
	2016	2015	Variance $	Variance %
Research and development	$895	$830	$65	8%
Sales and marketing	910	1,071	(161)	(15)%
General and administrative	1,510	1,267	243	19%
Depreciation and amortization	62	89	(27)	(30)%
Total Operating Expenses	$3,377	$3,257	$120	4%

Research and Development Expenses. Research and development ("R&D") expenses increased due to a $0.2 million increase in development resources in order to support new client developments, partially offset by favorable foreign currency movements of $0.1 million. R&D expenses for the three months ended September 30, 2016 and 2015 excluded $0.7 million and $0.6 million, respectively, of capitalized costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased primarily due to a $0.1 million impact from foreign currency movements and lower headcount.

General and Administrative Expenses. General and administrative expenses increased due to costs associated with changes with the accounting and finance organization, increases in annual incentive plans, and increases in the allowance for bad debts.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were lower primarily due to favorable foreign currency movements.

Other Income (Expense). Interest expense increased by $0.1 million to $0.1 million for the three months ended September 30, 2016, as compared to expense of $10,000 for the three months ended September 30, 2015. The increase in interest expense was due to the $10.5 million of borrowings under the new credit facility in December 2015 to fund a tender offer.

Income Taxes. Income taxes decreased $0.2 million to $34,000 for the three months ended September 30, 2016, as compared to $0.2 million for the three months ended September 30, 2015. The effective tax rate was 3% for the three months ended September 30, 2016, as compared to 18% for the three months ended September 30, 2015.  The decrease in the effective tax rate was due to R&D credits from our MAM UK operations, as well as the utilization of prior net operating loses against income generated from our MAM NA operations.

Liquidity and Capital Resources

	For the Three Months
	Ended September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$1,410	$613
Net cash used in investing activities	(773)	(1,100)
Net cash used in financing activities	(554)	(161)
Effect of exchange rate changes	(241)	(321)
Net change in cash and cash equivalents	(158)	(969)
Cash and cash equivalents at beginning of period	491	6,793
Cash and cash equivalents at end of period	$333	$5,824

For the three months ended September 30, 2016

Net cash provided by operating activities was primarily due to net income of $1.2 million and non-cash adjustments of $0.3 million.

The increase in accounts receivables was due to higher sales of software licenses in the first quarter of fiscal year 2017 that have not been fully paid and the decrease in accrued liabilities due the timing of payments. These were offset by the receipt of payment for tax credits related to our MAM UK operations and an increase in deferred revenue due to the increase in SaaS deals and deposits paid on larger perpetual deals.

Net cash used in investing activities was primarily due to capitalized software development costs of $0.7 million.

Net cash used in financing activities relates to the repayment of long-term debt of $0.7 million, offset by additional proceeds from the revolving loan facility of $0.3 million.

For the three months ended September 30, 2015

Net cash provided by operating activities was due to net income of $0.8 million and non-cash adjustments of $0.2 million, partially offset by negative working capital of $0.4 million.

The decrease in accounts payable, accrued expenses and other liabilities were primarily due to the timing of payments, including incentive payments. This was offset by decreases in accounts receivables due to collections of receivables.

Net cash used in investing activities was primarily due to capitalized software development costs of $0.6 million and the purchase of Origin for $0.5 million.

Net cash used in financing activities relates to the repurchase of stock through the share repurchase plan of $0.2 million.

Fiscal 2017 Liquidity and Capital Resource Outlook

Our principal sources of liquidity are cash on hand and cash generated from operations, and borrowings available under our senior credit facility. To date, most of our profits have been generated in the UK and Ireland, but with the introduction of new products and efforts to streamline our MAM NA operations, we expect to see a continued increase in overall revenues with a contribution from MAM NA operations in fiscal 2017.

At September 30, 2016, we had cash and cash equivalents of $0.3 million and negative working capital of $0.8 million, including the current portion of long-term debt of $1.9 million.

We expect to see positive earnings and cash flows from operations for fiscal 2017, with continued growth in revenues and operating income. We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue in the quarter, specifically due to additional products that have been developed by the MAM NA operations, which are currently being released to customers, and the continued growth of our Autopart line of products in the North America market.

On December 1, 2015, we completed a cash tender offer (the “Tender Offer”) and purchased 2.0 million shares of our common stock at a purchase price of $7.50 per share for a total purchase price of $15.0 million. We canceled and retired the shares purchased pursuant to the Tender Offer.

On December 1, 2015, we entered into a new credit agreement with J.P. Morgan Chase Bank, N.A., as amended, to provide for borrowings up to $12.0 million consisting of a $9.5 million term loan and a $2.5 million revolver (“Credit Facility”).  All borrowings become due and payable on December 1, 2018. The borrowings incur interest at a variable rate based on either LIBO Rate or a Prime Rate, as defined in the credit agreement, plus an applicable margin of 3.50% to 4.00%, based upon financial covenants. Under the terms of the Credit Facility, we are required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. Our obligations under the Credit Facility are secured by all of our US assets and are guaranteed by our US wholly-owned subsidiary.  Additionally, we pledged 65% of the stock of MAM Software Limited, our UK subsidiary.

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

Working Capital

Working capital at September 30, 2016, was negative $0.8 million, as compared to negative working capital of $0.8 million at June 30, 2016.

Capital Expenditures

Capital expenditures for the three months ended September 30, 2016 and 2015 were $0.8 million and $0.6 million, respectively.  The capital expenditures included capitalized software development costs of $0.7 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Item 1A. Risk Factors

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K filed on September 26, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended, September 30, 2016, we issued 10,709 shares of common stock valued at approximately $60,000, to the non-management members of our Board of Directors under the MAM's 2007 Long-Term Incentive Plan.

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

MAM Software Group, Inc.

Date: November 14, 2016	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.