Form 10-Q
period 2016-12-31
MAM SOFTWARE GROUP, INC.
filed 2017-02-14
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The registrant had 12,248,598 shares of its common stock outstanding as of February 7, 2017.

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

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	June 30,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$632	$491
Accounts receivable, net of allowance of $482 and $359, respectively	4,079	4,627
Inventories	325	221
Prepaid expenses and other current assets	1,002	1,495
Income tax receivable	216	535
Total Current Assets	6,254	7,369

Property and Equipment, Net	516	581

Other Assets
Goodwill	7,896	8,363
Intangible assets, net	644	739
Software development costs, net	6,449	5,234
Other long-term assets	67	68
TOTAL ASSETS	$21,826	$22,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,577	$1,618
Accrued expenses and other liabilities	1,459	1,811
Payroll and other taxes	850	1,188
Current portion of long-term debt	1,884	1,879
Current portion of deferred revenues	1,036	939
Sales tax payable	648	750
Income tax payable	109	1
Total Current Liabilities	7,563	8,186

Long-Term Liabilities
Deferred revenues, net of current portion	364	273
Deferred income taxes	491	535
Long-term debt, net of current portion	6,938	7,808
Other long-term liabilities	518	533
Total Liabilities	15,874	17,335
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000 shares authorized, 13,010 shares issued and 12,220 shares outstanding at December 31, 2016 and 13,199 shares issued and 12,409 shares outstanding at June 30, 2016	1	1
Additional paid-in capital	16,304	16,162
Accumulated other comprehensive loss	(3,657)	(2,985)
Accumulated deficit	(4,322)	(5,785)
Treasury stock at cost, 790 shares at December 31, 2016 and 790 shares at June 30, 2016	(2,374)	(2,374)
Total Stockholders' Equity	5,952	5,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,826	$22,354

 The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net revenues	$7,382	$7,901	$15,444	$15,896
Cost of revenues	3,494	3,640	6,812	7,354
Gross Profit	3,888	4,261	8,632	8,542

Operating Expenses
Research and development	956	984	1,851	1,814
Sales and marketing	1,032	1,040	1,942	2,111
General and administrative	1,442	1,368	2,952	2,635
Depreciation and amortization	56	111	118	200
Total Operating Expenses	3,486	3,503	6,863	6,760

Operating Income	402	758	1,769	1,782

Other Income (Expense)
Interest expense, net	(122)	(44)	(242)	(54)
Gain on settlement of liabilities	-	217	-	217
Total other income (expense), net	(122)	173	(242)	163

Income before provision for income taxes	280	931	1,527	1,945

Provision for income taxes	30	193	64	377

Net Income	$250	$738	$1,463	$1,568

Earnings per share attributed to common stockholders – basic	$0.02	$0.06	$0.12	$0.12
Earnings per share attributed to common stockholders - diluted	$0.02	$0.06	$0.12	$0.12

Weighted average common shares outstanding – basic	11,716	12,907	11,709	13,151
Weighted average common shares outstanding – diluted	11,813	13,006	11,805	13,248

Net Income	$250	$738	$1,463	$1,568
Foreign currency translation loss	(196)	(211)	(672)	(816)
Total Comprehensive Income	$54	$527	$791	$752

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,463	$1,568
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	237	146
Depreciation and amortization	252	336
Amortization of debt discount and debt issuance costs	24	5
Deferred income taxes	5	(31)
Stock-based compensation expense	200	142

Changes in assets and liabilities:
Accounts receivable	111	297
Inventories	(121)	(113)
Prepaid expenses and other assets	425	479
Income tax receivable	343	-
Accounts payable	20	(412)
Accrued expenses and other liabilities	(4)	(808)
Payroll and other taxes	(345)	(58)
Deferred revenues	240	(86)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,850	1,465

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47)	(51)
Capitalized software development costs	(1,519)	(1,345)
Business acquisition, net of cash acquired	-	(453)
NET CASH USED IN INVESTING ACTIVITIES	(1,566)	(1,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	400	10,500
Repayment of long-term debt	(1,264)	-
Common stock surrendered to pay for tax withholding	(149)	-
Repurchase of common stock for treasury	-	(161)
Repurchase of common stock	-	(15,000)
Payment of fees for repurchase of common stock	-	(118)
Payment of fees for acquisition of debt	(25)	(60)
NET CASH USED IN FINANCING ACTIVITIES	(1,038)	(4,839)

Effect of exchange rate changes	(105)	(310)
Net change in cash and cash equivalents	141	(5,533)
Cash and cash equivalents at beginning of period	491	6,793
Cash and cash equivalents at end of period	$632	$1,260

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Six Months Ended December 31,
	2016	2015
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued liabilities	$91	$93

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, which was filed with the SEC on September 26, 2016. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto.

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

December 31, 2016

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

No customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2016 and June 30, 2016. No customer accounted for more than 10% of the Company’s revenues for the three and six months ended December 31, 2016 and 2015.

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
2.	The products are produced through professional services
3.	The customers for these products are primarily for the automotive aftermarket
4.	The methods used to distribute these products are via software that the customer can host locally or that the Company will host
5.	They both operate in a non-regulatory environment

Geographic Concentrations

The Company conducts business in the US, Canada, the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”). For customers headquartered in their respective countries, the Company derived approximately 64% of its net revenues from the UK, 34% from the US, 1% from Ireland, and 1% from Canada during the three months ended December 31, 2016, compared to 71% of its net revenues from the UK, 28% from the US, 1% from Ireland and less than 1% from Canada during the three months ended December 31, 2015.

The Company derived approximately 63% of its net revenues from the UK, 35% from the US, 1% from Ireland, and 1% from Canada during the six months ended December 31, 2016, compared to 71% of its net revenues from the UK, 28% from the US, 1% from Ireland and less than 1% from Canada during the six months ended December 31, 2015.

At December 31, 2016, the Company maintained 77% of its net property and equipment in the UK and the remaining 23% in the US. At June 30, 2016, the Company maintained 79% of its net property and equipment in the UK and the remaining 21% in the US.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation expense was $38,000 and $87,000 for the three months ended December 31, 2016 and 2015, respectively, and was $79,000 and $150,000 for the six months ended December 31, 2016 and 2015, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. Amortization of capitalized software development costs are included in the cost of revenues line on the consolidated statements of comprehensive income. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense on software development costs was $67,000 and $73,000 for the three months ended December 31, 2016 and 2015, respectively, and was $134,000 and $137,000 for the six months ended December 31, 2016 and 2015, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer contracts/relationships, automotive data services, and acquired intellectual property, and are recorded at cost. Completed software technology and customer contracts/relationships are amortized using the straight-line method over their estimated useful lives of 9 to 10 years, automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years and acquired intellectual property is amortized over the estimated useful life of 10 years. Amortization expense on amortizable intangible assets was $19,000 and $23,000 for the three months ended December 31, 2016 and 2015, respectively, and was $39,000 and $49,000 for the six months ended December 31, 2016 and 2015, respectively.

Goodwill

Goodwill is not amortized, but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of December 31, 2016, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change and/or demand for the Company’s products and services will continue at a level consistent with past results, which could result in impairment of goodwill in the future.

For the six months ended December 31, 2016 and 2015, goodwill activity was as follows:

In thousands	For the Six Months Ended December 31,
	2016	2015
Beginning Balance	$8,363	$9,202
Acquisition of Origin	-	202
Effect of exchange rate changes	(467)	(403)
Ending Balance	$7,896	9,001

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets can be recovered through projected undiscounted future cash flows over their remaining lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations during the period in which long-lived asset impairment is determined by management. At December 31, 2016, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

December 31, 2016

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended December 31, 2016 and 2015, advertising expense totaled $215,000 and $131,000, respectively, and was $272,000 and $267,000 for the six months ended December 31, 2016 and 2015, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation loss totaled $(196,000) and $(211,000) for the three months ended December 31, 2016 and 2015, respectively, and $(672,000) and $(816,000) for the six months ended December 31, 2016 and 2015, respectively.

Foreign currency gains and losses from transactions denominated in currencies other than the respective local currencies are included in income. The Company had no foreign currency transaction gain (loss) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended December 31, 2016 and 2015, the components of comprehensive income consist of foreign currency translation loss.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s condensed consolidated balance sheets at December 31, 2016 and June 30, 2016, and has not recognized interest and/or penalties in the condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2016 and 2015.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  For the three and six months ended December 31, 2016, there were 97,078 and 96,431, respectively, common share equivalents included in the computation of the DEPS.  For the three and six months ended December 31, 2016, 503,951 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS.For the three and six months ended December 31, 2015, there were 98,765 and 97,147, respectively, common share equivalents included in the computation of the DEPS.  For the three and six months ended December 31, 2015, 1,026,252 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended December 31, 2016 and 2015 (in thousands, except for per share amounts):

For the Three Months Ended December 31,	2016	2015
Numerator:
Net income	$250	$738
Denominator:
Basic weighted-average shares outstanding	11,716	12,907
Effect of dilutive securities	97	99
Diluted weighted-average shares outstanding	11,813	13,006
Basic earnings per common share	$0.02	$0.06
Diluted earnings per common share	$0.02	$0.06

For the Six Months Ended December 31,	2016	2015
Numerator:
Net income	$1,463	$1,568
Denominator:
Basic weighted-average shares outstanding	11,709	13,151
Effect of dilutive securities	96	97
Diluted weighted-average shares outstanding	11,805	13,248
Basic earnings per common share	$0.12	$0.12
Diluted earnings per common share	$0.12	$0.12

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

Reclassification

Certain expenses were reclassified from depreciation and amortization to cost of revenues in the accompanying condensed consolidated statement of comprehensive income for the three and six months ended December 31, 2015 in order to conform to the current period presentation.

The Company adopted Accounting Standards Update ("ASU") 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, on a retroactive basis on July 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2016 and June 30, 2016, net debt issuance costs of $94,000 and $91,000, respectively, were reclassified in the condensed consolidated balance sheet from other long-term assets to an offset against the current and non-current portions of long-term debt.

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

December 31, 2016

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

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

The Company issues shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 Long Term Incentive Plan ("LTIP") in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company also gives the non-management members of the Board of Directors the option to receive shares of common stock in lieu of cash compensation.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

During the three and six months ended December 31, 2016, the Company issued 7,060 and 17,769 shares of common stock, respectively, for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and in lieu of cash compensation.

On December 20, 2016, the sharesholders approved the Company's 2017 Equity Incentive Plan ("EIP").  The Compensations Commitee of the Board of Directors has been tasked with determining the vesting schedule for the EIP.

Tender Offer

On December 1, 2015, the Company completed a cash tender offer (the “Tender Offer”) and purchased 2.0 million shares of its common stock at a purchase price of $7.50 per share for a total purchase price of $15.0 million. The Company canceled and retired the shares purchased pursuant to the Tender Offer.

Treasury Stock

From July 1, 2015 until December 31, 2015, the Company repurchased 29,695 shares of common stock at a cost of $161,000. As of December 31, 2016, the Company has repurchased 1,982,235 shares at a cost of $4,698,000, pursuant to a stock repurchase program approved by the Company’s Board of Directors. The stock repurchase program was cancelled on October 30, 2015 in connection with the Tender Offer.

Stock-Based Compensation

Total stock-based compensation expense related to management grants, non-management members of the Board of Directors grants and the employee stock purchase plan for restricted stock and stock issuances of $116,000 and $101,000 was recorded in the three months ended December 31, 2016 and 2015, respectively, and $200,000 and $142,000 was recorded for the six months ended December 31, 2016 and 2015, respectively, and was recorded in the general and administrative line of the condensed consolidated statements of comprehensive income.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
	Number of	Weighted-	Average
	Shares	Average	Remaining
	(in	Exercise	Contractual
	thousands)	Price	Life (in years)
Options outstanding - July 1, 2016	121	$1.23
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding – December 31, 2016	121	$1.23	4.5
Options exercisable - December 31, 2016	121	$1.23	4.5
Options exercisable and vested - December 31, 2016	121	$1.23	4.5

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

A summary of the Company's restricted common stock activity is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
Restricted stock outstanding - July 1, 2016	776	$0.87
Issuance of restricted stock	-	-
Vesting	(85)	0.39
Forfeitures	(187)	0.35
Restricted stock outstanding - December 31, 2016	504	$0.94

A summary of the vesting levels of the Company's restricted common stock is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30 day VWAP per share vesting level (1):
$8.00 per share	294	$0.48
$9.00 per share	82	$1.25
$10.00 per share	48	$1.79
$11.00 per share	48	$1.79
$12.00 per share	32	$1.79

(1) The restricted stock becomes vested when the Company’s 30 day volume weighted average price (“VWAP”) per share is at or above these levels.

Employee Stock Purchase Plan

The Company has established Employee Stock Purchase Plans ("ESPP Plans"). Under the ESPP Plans, the Company will grant eligible employees the right to purchase common stock through payroll deductions. US employees purchase stock at a price equal to the lesser of 85 percent of the fair market value of a share of the Company’s common stock on the Exercise Date of the current Offering Period or 85 percent of the fair market value of the Company's common stock on the Grant Date of the Offering Period.  UK employees purchase at a price equal to the lesser of 100 percent of the fair market value of a share of the Company’s common stock on the Exercise Date of the current Offering Period or 100 percent of the fair market value of the Company's common stock on the Grant Date of the Offering Period, but receive a 15 percent matching contribution from the Company.

During the six months ended December 31, 2016, the Company issued 7,008 shares of common stock to employees including executive officers, under the ESPP in lieu of compensation.  No shares were issued during the three months ended December 31, 2016.

During the three and six months ended December 31, 2015, the Company issued 784 and 8,532 shares of common stock to employees including an executive officer, under the ESPP in lieu of compensation.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 5. ACQUISITION

On July 1, 2015, MAM Ltd. acquired 100% of the stock of Origin, a UK-based provider of e-commerce solutions for the automotive aftermarket. With the acquisition of Origin, MAM is able to strengthen its e-commerce strategy by being able to provide customers with a range of e-commerce solutions for the automotive aftermarket. The Company paid $503,000 at closing of the acquisition. The Company will also make future cash payments of $416,000 and issue stock consideration of $283,000 in the future if Origin reaches established earnings targets. The Company recorded the estimated fair value of the contingent consideration of $497,000 in other long-term liabilities on its condensed consolidated balance sheet as of December 31, 2016. In connection with the acquisition, the Company incurred acquisition-related costs of $43,000, which were expensed and included in general and administrative expenses in the accompanying condensed consolidated statement of comprehensive income for the six months ended December 31, 2015.

The Company allocated the purchase consideration to acquire Origin to (1) net assets acquired of $177,000, (2) finite-lived intangible assets of $1.0 million for acquired intellectual property (with an estimated useful life of 10 years), (3) a deferred tax liability of $202,000, and (4) goodwill of $202,000. The goodwill from this acquisition is non-deductible for tax purposes. The results of operations of Origin have been included in the Company's condensed consolidated statements of comprehensive income from the date of acquisition, however the results from Origin were not significant to the Company’s consolidated results of operations and thus pro forma information is not presented.

NOTE 6. LONG-TERM DEBT

Debt obligations consisted of the following at December 31, 2016 and June 30, 2016:

	As of
(in thousands)	December 31, 2016	June 30, 2016
Debt obligations:
Revolving loan facility	$1,250	$1,150
Term loan	7,600	8,550
Equipment financing	66	78
Less: unamortized debt issuance costs	(94)	(91)
Total	8,822	9,687
Less current portion	(1,884)	(1,879)
Long-term debt	$6,938	$7,808

On December 1, 2015, the Company entered into a new credit agreement with J.P. Morgan Chase Bank, N.A. ("Credit Facility") to provide for borrowings up to $12.0 million consisting of a $9.5 million term loan and a $2.5 million revolver.  On September 26, 2016, the Company entered into an amendment to its credit facility with J.P. Morgan Chase Bank, N.A. (the "Amendment" and as amended, the "Amended Credit Agreements").  The Amendment changed certain loan covenants, including the financial ratios and liquidity requirements.  The borrowings under the Amended Credit Agreements bear interest at a variable rate based on either LIBO Rate or a Prime Rate, as defined in the Amended Credit Agreements, plus an applicable margin of 3.50% to 4.00%, based upon financial covenants.  The maturity date under the Amended Credit Agreements remains unchanged at December 1, 2018.

As of December 31, 2016, the interest rate was 4.625%.  Under the terms of the Amended Credit Agreements, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. The Company’s obligations under the Amended Credit Agreements are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary.  Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary.  As of December 31, 2016, the Company was in compliance with its loan covenants.

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

Overview

MAM Software Group, Inc. is a leading provider of cloud-based business and on premise management solutions for the auto parts, tires and vertical distribution industries. We have a broad line of software solutions and services to address the information technology ("IT") needs of virtually every significant sector of the automotive aftermarket in the United Kingdom ("UK") and Ireland (collectively referred to as the “UK Market”) and North America (“NA”), which includes the United States ("US") and Canada (collectively referred to as the "NA Market"), and are seeking to leverage this position into new industry verticals.

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

Competition

In the US, the need for technology solutions has been accelerated by the expansion of large specialty parts retailers such as AutoZone, Inc. and Advance Auto Parts, Inc. and large auto service chains like Monro Muffler Brake, Inc. This expansion has driven smaller competitors to computerize or upgrade their existing systems with more modern business management solutions enabled for information products and online services. Many of the systems used by smaller competitors today are older, character-based or systems developed in-house that have a limited ability to integrate current information products and online services.

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

Autowork Online was launched in 2010 and as of December 31, 2016 we had 2,887 customers subscribing to this service.  A white label version of this product, which is our product rebranded by a different company, has been successfully launched into the NA Market in conjunction with ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA Market.  As of December 31, 2016, we had 374 customers with 3,697 users subscribing to this service.

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

Given the current opportunities in the automotive market, and the resources required to ensure the successful development and launch of several major projects, exploring additional vertical markets was a lower strategic priority during the year ended June 30, 2016.  We will continue to monitor the market and generate a reasonable amount of new interest in this area.  During the year ended June 30, 2017, we expect this area of our business to be a greater part of our strategic discussions; however, at this time, we remain focused on executing on our present and near-term project commitments.

Strategic Goals

We are looking to increase our share of the NA Market by (i) increasing the sales and marketing presence of our Autopart product, (ii) focusing on the tire and service and repair sector of the market and (iii) establishing Autocat and OpenWebs™ as the e-commerce standard within the automotive market. In the UK Market we expect to continue to grow our market share through (i) moving our business management software into new vertical markets and (ii) increasing our footprint within the automotive aftermarket.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 65% and 64% for the three and six months ended December 31, 2016, respectively, as compared to 72% for both the three and six months ended December 31, 2015.  As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and, in some instances, may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate.  The exchange rate for MAM UK’s operating results was US $1.2435 per GBP for the three months ended December 31, 2016, as compared to US $1.5168 per GBP for the three months ended December 31, 2015.  The exchange rate for MAM UK’s operating results was US $1.2784 per GBP for the six months ended December 31, 2016, as compared to US $1.5332 per GBP for the six months ended December 31, 2015.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating assets and liabilities of MAM UK was US $1.2336 per GBP at December 31, 2016, as compared to US $1.33898 per GBP at June 30, 2016.

Currency translation income (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(3.7) million and $(3.0) million as of December 31, 2016 and June 30, 2016, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts.  The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life.  However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted.  As of December 31, 2016, deferred revenue was $1.4 million.

Results of Operations

Net Revenues.

Our revenues are generated by two sources, recurring and non-recurring.  Recurring revenues are generated from monthly subscriptions primarily for maintenance support contracts, as well as rental contracts.  Non-recurring revenues are generated from professional development work primarily for implementation of services, as well as customization services.

Our net revenues for the three months ended December 31, 2016 compared with the three months ended December 31, 2015 were as follows (dollars in thousands):

	For the Three Months Ended December 31,
Net Revenues	2016	2015	$ Variance	% Variance
MAM UK:
Recurring	$4,270	$4,502	$(232)	(5)%
Non-recurring	554	1,209	(655)	(54)%
Total MAM UK Revenues	$4,824	$5,711	$(887)	(16)%

MAM NA:
Recurring	$2,024	$1,730	$294	17%
Non-recurring	534	460	74	16%
Total MAM NA Revenues	$2,558	$2,190	$368	17%

Total Net Revenues	$7,382	$7,901	$(519)	(7)%

Our net revenues for the six months ended December 31, 2016 compared with the six months ended December 31, 2015 were as follows (dollars in thousands):

	For the Six Months Ended December 31,
Net Revenues	2016	2015	$ Variance	% Variance
MAM UK:
Recurring	$8,749	$9,213	$(464)	(5)%
Non-recurring	1,191	2,273	(1,082)	(48)%
Total MAM UK Revenues	$9,940	$11,486	$(1,546)	(14)%

MAM NA:
Recurring	$3,956	$3,345	$611	18%
Non-recurring	1,548	1,065	483	45%
Total MAM NA Revenues	$5,504	$4,410	$1,094	25%

Total Net Revenues	$15,444	$15,896	$(452)	(3)%

For the three months ended December 31, 2016 compared to the same period in the prior year, total net revenues increased $0.5 million offset by $1.0 million of unfavorable foreign currency exchange rate movements.  For the six months ended December 31, 2016, total net revenues increased $1.5 million offset by $2.0 million of unfavorable foreign currency exchange rate movements.

For the three and six months ended December 31, 2016 compared to the same period in the prior year, net revenues from our MAM NA operations increased for recurring and system sales as a result of overall growth in the market for SaaS and perpetual license sales and professional services.  For the three and six months ended December 31, 2016 compared to the same period in the prior year, net revenues from our MAM UK operations, excluding the impact of foreign currency exchange rate movements, experienced increases in its recurring revenue base, which offset reductions in non-recurring revenue as we continued to transition to a SaaS model.

Cost of Revenues.

Our cost of revenues for the three months ended December 31, 2016 compared with the three months ended December 31, 2015 were as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2016	2015	$ Variance	% Variance
Cost of Revenues:
MAM UK	$2,261	$2,517	$(256)	(10)%
MAM NA	1,233	1,123	110	10%
Total Cost of Revenues	$3,494	$3,640	$(146)	(4)%

Our cost of revenues for the six months ended December 31, 2016 compared with the six months ended December 31, 2015 were as follows (dollars in thousands):

	For the Six Months Ended December 31,
	2016	2015	$ Variance	% Variance
Cost of Revenues:
MAM UK	$4,476	$5,069	$(593)	(12)%
MAM NA	2,336	2,285	51	2%
Total Cost of Revenues	$6,812	$7,354	$(542)	(7)%

For the three months ended December 31, 2016 compared to the same period in prior year, cost of revenues increased $0.4 million which was offset by favorable foreign currency rate movements of $0.5 million.  For the six months ended December 31, 2016 compared to the same period in the prior year, cost of revenues increased $0.3 million, which was offset by favorable foreign currency rate movements of $0.8 million.  Increases in costs of services were due to increase in professional services headcount to support growth.

Operating Expenses.

Our operating expenses for the three months ended December 31, 2016, compared with the three months ended December 31, 2015 were as follows:

	For the Three Months
	Ended December 31,
	2016	2015	Variance $	Variance %
Research and development	$956	$984	$(28)	(3)%
Sales and marketing	1,032	1,040	(8)	(1)%
General and administrative	1,442	1,368	74	5%
Depreciation and amortization	56	111	(55)	(50)%
Total Operating Expenses	$3,486	$3,503	$(17)	0%

Our operating expenses for the six months ended December 31, 2016, compared with the six months ended December 31, 2015 were as follows:

	For the Six Months
	Ended December 31,
	2016	2015	Variance $	Variance %
Research and development	$1,851	$1,814	$37	2%
Sales and marketing	1,942	2,111	(169)	(8)%
General and administrative	2,952	2,635	317	12%
Depreciation and amortization	118	200	(82)	(41)%
Total Operating Expenses	$6,863	$6,760	$103	2%

Research and Development Expenses.  For the three months ended December 31, 2016 compared to the same period in the prior year, research and development ("R&D") expenses decreased due to favorable foreign currency movements of $0.1 million. R&D expenses for the three months ended December 31, 2016 and 2015 excluded $0.8 million and $0.7 million, respectively, of capitalized costs.  For the six months ended December 31, 2016 compared to the same period in the prior year, R&D expenses increased due to $0.2 million increase in development resources in order to support new client developments, offset by $0.2 million in favorable foreign exchange rate currency movements.  R&D expenses for the six months ended December 31, 2016 and 2015 excluded $1.5 million and $1.3 million, respectively, of capitalized costs.

Sales and Marketing Expenses.  For the three months ended December 31, 2016 compared to the same period in the prior year, sales and marketing expenses remained relatively flat as the decrease from foreign currency movements was offset by an increase in tradeshow costs in MAM NA due to timing.  For the six months ended December 31, 2016 compared to same period in the prior year, sales and marketing expenses decreased primarily due to a $0.2 million impact from foreign currency movements and lower headcount.

General and Administrative Expenses.  For the three months ended December 31, 2016 compared to the same period in the prior year, general and administrative expenses increased $0.2 million offset by $0.1 million in favorable foreign currency exchange rate movements.  For the six months ended December 31, 2016 compared to the same period in the prior year, general and administrative expenses increased $0.5 million offset by $0.2 million in favorable foreign currency exchange rate movements.  The increases were due to costs associated with changes with the accounting and finance organization, increases in annual incentive plans, and increases in the allowance for bad debts.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were lower primarily due to certain assets becoming fully depreciated during fiscal year 2016 and favorable foreign currency movements.

Other Income (Expense). Interest expense increased by $0.1 million to $0.1 million for the three months ended December 31, 2016, as compared to expense of $44,000 for the three months ended December 31, 2015.  Interest expense increased $0.2 million to $0.2 million for the six months ended December 31, 2016, as compared to expense of $54,000 for the six months ended December 31, 2015.  The increase in interest expense was due to the $10.5 million of borrowings under the new credit facility in December 2015 to fund a tender offer.  For the three and six months ended December 31, 2015, other income included a $0.2 million gain from the settlement of liabilities with certain vendors.

Income Taxes. Income taxes decreased $0.2 million to $30,000 for the three months ended December 31, 2016, as compared to $0.2 million for the three months ended December 31, 2015. The effective tax rate was 11% for the three months ended December 31, 2016, as compared to 21% for the three months ended December 31, 2015.  Income taxes decreased $0.3 million to $64,000 for the six months ended December 31, 2016, as compared to $0.4 million for the six months ended December 31, 2015. The effective tax rate was 4% for the six months ended December 31, 2016, as compared to 19% for the six months ended December 31, 2015. The decrease in the effective tax rate was due to R&D credits from our MAM UK operations, as well as the utilization of prior net operating losses against income generated from our MAM NA operations.

Liquidity and Capital Resources

	For the Six Months
	Ended December 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$2,850	$1,465
Net cash used in investing activities	(1,566)	(1,849)
Net cash used in financing activities	(1,038)	(4,839)
Effect of exchange rate changes	(105)	(310)
Net change in cash and cash equivalents	141	(5,533)
Cash and cash equivalents at beginning of period	491	6,793
Cash and cash equivalents at end of period	$632	$1,260

For the six months ended December 31, 2016

Net cash provided by operating activities was primarily due to net income of $1.5 million, non-cash adjustments of $0.7 million, and positive working capital of $0.7 million.

The positive changes in working capital were due to a decrease in prepaid expenses and other assets due to timing of payments, a decrease in income tax receivables for receipt of payment for tax credits related to our MAM UK operations and an increase in deferred revenue due to an increase in SaaS deals and deposits paid on larger perpetual deals.  These increases to working capital were partially offset by a decrease in payroll and accrued taxes due to the timing of payments.

Net cash used in investing activities was primarily due to capitalized software development costs of $1.5 million.

Net cash used in financing activities relates to the repayment of long-term debt of $1.3 million, offset by additional proceeds from the revolving loan facility of $0.4 million.

For the six months ended December 31, 2015

Net cash provided by operating activities was due to net income of $1.6 million and non-cash adjustments of $0.6 million, partially offset by negative working capital of $0.7 million.

The decrease in accounts payable, accrued expenses and other liabilities were primarily due to the timing of payments, including incentive payments. This was offset by decreases in accounts receivables due to collections of receivables.

Net cash used in investing activities was primarily due to capitalized software development costs of $1.3 million and the purchase of Origin for $0.5 million.

Net cash used in financing activities relates to the $15.0 million repurchase of stock through a tender offer, partially offset by $10.5 million of borrowings to fund a portion of the tender offer.

Fiscal 2017 Liquidity and Capital Resource Outlook

Our principal sources of liquidity are cash on hand and cash generated from operations, and borrowings available under our senior credit facility. To date, most of our profits have been generated in the UK, but with the introduction of new products and efforts to streamline our MAM NA operations, we expect to see a continued increase in overall revenues and profits with a contribution from MAM NA operations in fiscal 2017.

At December 31, 2016, we had cash and cash equivalents of $0.6 million and negative working capital of $1.3 million, including the current portion of long-term debt of $1.9 million.  At June 30, 2016, we had negative working capital of $0.8 million.

We expect to see positive earnings and cash flows from operations for fiscal year 2017, with continued growth in revenues and operating income.
However, the positive impact may be impacted by changes in foreign currency rates on MAM UK.
 We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see increases in revenue in fiscal year 2017, specifically due to additional products that have been developed by the MAM NA operations, which are currently being released to customers, and the continued growth of our Autopart line of products in the NA Market.

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

Capital Expenditures

Capital expenditures for the six months ended December 31, 2016 and 2015 were $1.6 million and $1.4 million, respectively.  The capital expenditures included capitalized software development costs of $1.5 million and $1.3 million for the six months ended December 31, 2016 and 2015, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended, December 31, 2016, we issued 7,060 shares of common stock valued at approximately $40,000, to the non-management members of our Board of Directors for the vesting of shares issued under the MAM's 2007 Long-Term Incentive Plan.

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

MAM Software Group, Inc.

Date: February 14, 2017	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2017	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.