Form 10-Q
period 2017-03-31
MAM SOFTWARE GROUP, INC.
filed 2017-05-15
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(Address of principal executive offices) (Zip code)

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer (Do not check if a smaller reporting company)   ☐    Smaller reporting company ☑    Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The registrant had 12,269,314 shares of its common stock outstanding as of May 10, 2017.

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

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$819	$491
Accounts receivable, net of allowance of $534 and $359, respectively	4,505	4,627
Inventories	381	221
Prepaid expenses and other current assets	1,090	1,495
Income tax receivable	124	535
Total Current Assets	6,919	7,369

Property and Equipment, Net	527	581

Other Assets
Goodwill	7,962	8,363
Intangible assets, net	632	739
Software development costs, net	7,031	5,234
Other long-term assets	96	68
TOTAL ASSETS	$23,167	$22,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,447	$1,618
Accrued expenses and other liabilities	1,858	1,811
Payroll and other taxes	907	1,188
Current portion of long-term debt	1,561	1,879
Current portion of deferred revenues	1,454	939
Sales tax payable	733	750
Income tax payable	-	1
Total Current Liabilities	7,960	8,186

Long-Term Liabilities
Deferred revenues, net of current portion	409	273
Deferred income taxes	498	535
Long-term debt, net of current portion	6,946	7,808
Other long-term liabilities	529	533
Total Liabilities	16,342	17,335
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000 shares authorized, 13,050 shares issued and 12,260 shares outstanding at March 31, 2017 and 13,199 shares issued and 12,409 shares outstanding at June 30, 2016	1	1
Additional paid-in capital	16,458	16,162
Accumulated other comprehensive loss	(3,616)	(2,985)
Accumulated deficit	(3,644)	(5,785)
Treasury stock at cost, 790 shares at March 31, 2017 and 790 shares at June 30, 2016	(2,374)	(2,374)
Total Stockholders' Equity	6,825	5,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,167	$22,354

 The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net revenues	$7,873	$7,916	$23,317	$23,812
Cost of revenues	3,567	3,608	10,379	10,962
Gross Profit	4,306	4,308	12,938	12,850

Operating Expenses
Research and development	1,003	1,005	2,854	2,819
Sales and marketing	917	905	2,859	3,016
General and administrative	1,471	1,436	4,423	4,071
Depreciation and amortization	55	107	173	307
Total Operating Expenses	3,446	3,453	10,309	10,213

Operating Income	860	855	2,629	2,637

Other Income (Expense)
Interest expense, net	(198)	(104)	(440)	(158)
Gain on settlement of liabilities	-	-	-	217
Total other income (expense), net	(198)	(104)	(440)	59

Income before provision (benefit) for income taxes	662	751	2,189	2,696

Income tax expense (benefit)	(16)	155	48	532

Net Income	$678	$596	$2,141	$2,164

Earnings per share attributed to common stockholders – basic	$0.06	$0.05	$0.18	$0.17
Earnings per share attributed to common stockholders - diluted	$0.06	$0.05	$0.18	$0.17

Weighted average common shares outstanding – basic	11,739	11,426	11,719	12,580
Weighted average common shares outstanding – diluted	11,830	11,770	11,810	12,925

Net Income	$678	$596	$2,141	$2,164
Foreign currency translation income (loss)	41	(252)	(631)	(1,068)
Total Comprehensive Income	$719	$344	$1,510	$1,096

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,141	$2,164
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	331	203
Depreciation and amortization	372	514
Amortization of debt discount and debt issuance costs	120	19
Deferred income taxes	5	(18)
Stock-based compensation expense	278	225

Changes in assets and liabilities:
Accounts receivable	(390)	48
Inventories	(173)	(64)
Prepaid expenses and other assets	314	431
Income tax receivable	338	-
Accounts payable	(121)	(256)
Accrued expenses and other liabilities	360	(585)
Payroll and other taxes	(209)	234
Deferred revenues	699	137
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,065	3,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(88)	(71)
Capitalized software development costs	(2,136)	(2,009)
Business acquisition, net of cash acquired	-	(453)
NET CASH USED IN INVESTING ACTIVITIES	(2,224)	(2,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	9,519	10,500
Repayment of long-term debt	(10,681)	(476)
Common stock surrendered to pay for tax withholding	(149)	-
Repurchase of common stock for treasury	-	(161)
Repurchase of common stock	-	(15,000)
Payment of fees for repurchase of common stock	-	(118)
Payment of fees for acquisition of debt	(138)	(123)
NET CASH USED IN FINANCING ACTIVITIES	(1,449)	(5,378)

Effect of exchange rate changes	(64)	(342)
Net change in cash and cash equivalents	328	(5,201)
Cash and cash equivalents at beginning of period	491	6,793
Cash and cash equivalents at end of period	$819	$1,592

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Nine Months Ended March 31,
	2017	2016
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued liabilities	$171	$93

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, which was filed with the SEC on September 26, 2016. The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto.

NOTE 2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MAM Software Group, Inc. is a leading provider of integrated information management solutions and services and a leading provider of cloud-based software solutions for the automotive aftermarket sector. The Company conducts its businesses through wholly-owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom (“UK”), Origin Software Solutions, Ltd. (“Origin”) is based in the UK (MAM Ltd. and Origin are collectively referred to as “MAM UK”), and MAM Software, Inc. (“MAM NA”) is based in the US in Blue Bell, Pennsylvania.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

March 31, 2017

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

No customer accounted for more than 10% of the Company’s accounts receivable at March 31, 2017 and June 30, 2016. No customer accounted for more than 10% of the Company’s revenues for the three and nine months ended March 31, 2017 and 2016.

Segment Reporting

The Company operates in one reportable segment.  Though the Company has two operational segments (MAM UK and MAM NA), the Company evaluated its operations in accordance with ASC 280-10-50, Segment Reporting, and determined that the segments have the same economic characteristics, are similar in the following areas and can therefore be aggregated into one reportable segment:

1.	The products and services are software and professional services
2.	The products are produced through professional services
3.	The customers for these products are primarily for the automotive aftermarket
4.	The methods used to distribute these products are via software that the customer can host locally or that the Company will host; and
5.	They both operate in a non-regulatory environment

Geographic Concentrations

The Company conducts business in the US, the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”) and Canada. For customers headquartered in their respective countries, the Company derived approximately 62% of its net revenues from the UK, 36% from the US, 1% from Ireland, and 1% from Canada during the three months ended March 31, 2017, compared to 68% of its net revenues from the UK, 30% from the US, 1% from Ireland and less than 1% from Canada during the three months ended March 31, 2016.

The Company derived approximately 63% of its net revenues from the UK, 35% from the US, 1% from Ireland, and 1% from Canada during the nine months ended March 31, 2017, compared to 70% of its net revenues from the UK, 28% from the US, 1% from Ireland and less than 1% from Canada during the nine months ended March 31, 2016.

At March 31, 2017, the Company maintained 74% of its net property and equipment in the UK and the remaining 26% in the US. At June 30, 2016, the Company maintained 79% of its net property and equipment in the UK and the remaining 21% in the US.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation expense was $36,000 and $84,000 for the three months ended March 31, 2017 and 2016, respectively, and was $115,000 and $234,000 for the nine months ended March 31, 2017 and 2016, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three years) of the product including the period being reported on. Amortization of capitalized software development costs are included in the cost of revenues line on the consolidated statements of comprehensive income. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense on software development costs was $65,000 and $70,000 for the three months ended March 31, 2017 and 2016, respectively, and was $199,000 and $207,000 for the nine months ended March 31, 2017 and 2016, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer contracts/relationships, automotive data services, and acquired intellectual property, and are recorded at cost. Completed software technology and customer contracts/relationships are amortized using the straight-line method over their estimated useful lives of 9 to 10 years, automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years and acquired intellectual property is amortized over the estimated useful life of 10 years. Amortization expense on amortizable intangible assets was $19,000 and $24,000 for the three months ended March 31, 2017 and 2016, respectively, and was $58,000 and $73,000 for the nine months ended March 31, 2017 and 2016, respectively.

Goodwill

Goodwill is not amortized, but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company.  As of March 31, 2017, the Company does not believe there is an impairment of its goodwill. However, there can be no assurance that market conditions will not change and/or demand for the Company’s products and services will continue at a level consistent with past results, which could result in impairment of goodwill in the future.

For the nine months ended March 31, 2017 and 2016, goodwill activity was as follows:

In thousands	For the Nine Months Ended March 31,
	2017	2016
Beginning Balance	$8,363	$9,202
Acquisition of Origin	-	202
Effect of exchange rate changes	(401)	(596)
Ending Balance	$7,962	8,808

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets can be recovered through projected undiscounted future cash flows over their remaining lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations during the period in which long-lived asset impairment is determined by management. At March 31, 2017, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

March 31, 2017

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2017 and 2016, advertising expense totaled $79,000 and $88,000, respectively, and was $351,000 and $355,000 for the nine months ended March 31, 2017 and 2016, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. Foreign currency translation income (loss) totaled $41,000 and $(252,000) for the three months ended March 31, 2017 and 2016, respectively, and $(631,000) and $(1,068,000) for the nine months ended March 31, 2017 and 2016, respectively.

Foreign currency gains and losses from transactions denominated in currencies other than the respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended March 31, 2017 and 2016, the components of comprehensive income consist of foreign currency translation income (loss).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company routinely evaluates any valuation allowance established to determine if facts and circumstances have changed that would lead to more positive evidence overcoming negative evidence that would cause the Company to release valuation allowance. The Company has determined as of March 31, 2017, its valuation allowance still needs to be fully reserved. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s condensed consolidated balance sheets at March 31, 2017 and June 30, 2016, and has not recognized interest and/or penalties in the condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2017 and 2016.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  For the three and nine months ended March 31, 2017, there were 91,636 and 91,013 common share equivalents included in the computation of the DEPS, respectively.  For the three and nine months ended March 31, 2017, 503,951 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS. For the three and nine months ended March 31, 2016, there were 343,969 and 344,464 common share equivalents included in the computation of the DEPS, respectively.  For the three and nine months ended March 31, 2016, 691,505 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended March 31, 2017 and 2016 (in thousands, except for per share amounts):

For the Three Months Ended March 31,	2017	2016
Numerator:
Net income	$678	$596
Denominator:
Basic weighted-average shares outstanding	11,739	11,426
Effect of dilutive securities	91	344
Diluted weighted-average shares outstanding	11,830	11,770
Basic earnings per common share	$0.06	$0.05
Diluted earnings per common share	$0.06	$0.05

For the Nine Months Ended March 31,	2017	2016
Numerator:
Net income	$2,141	$2,164
Denominator:
Basic weighted-average shares outstanding	11,719	12,580
Effect of dilutive securities	91	345
Diluted weighted-average shares outstanding	11,810	12,925
Basic earnings per common share	$0.18	$0.17
Diluted earnings per common share	$0.18	$0.17

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Reclassification

Certain expenses were reclassified from depreciation and amortization to cost of revenues in the accompanying condensed consolidated statement of comprehensive income for the three and nine months ended March 31, 2016, in order to conform to the current period presentation.

The Company adopted Accounting Standards Update ("ASU") 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, on a retroactive basis on July 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2016, net debt issuance costs of $91,000 were reclassified in the condensed consolidated balance sheet from other long-term assets to an offset against the current and non-current portions of long-term debt.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the new guidance, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2017-04 to have a significant impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The update provides guidance on simplifying various aspects of the accounting for shared-based compensation. The standard is effective for the annual and interim periods within those annual periods beginning after December 15, 2016.  Early adoption is permitted, however adoption of all amendments must occur in the same period.  The method of adoption (prospective or retrospective) will be applied to each of the amendments as required in ASU 2016-09. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

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

March 31, 2017

(Unaudited)

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

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

The Company issues shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 Long Term Incentive Plan ("LTIP") and 2017 Equity Incentive Plan (“EIP”) in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company also gives the non-management members of the Board of Directors the option to receive shares of common stock in lieu of cash compensation.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

On January 6, 2017 the Company approved the issuance of 37,795 shares of common stock to the non-management members of the Board of Directors under the Company’s 2017 EIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $241,000, based on the closing market price of the Company’s common stock on the day of the grant.

During the three and nine months ended March 31, 2017, the Company issued 28,472 and 46,241 shares of common stock, respectively, for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and 2017 EIP and in lieu of cash compensation.

Tender Offer

On December 1, 2015, the Company completed a cash tender offer (the “Tender Offer”) and purchased 2.0 million shares of its common stock at a purchase price of $7.50 per share for a total purchase price of $15.0 million. The Company canceled and retired the shares purchased pursuant to the Tender Offer.

Treasury Stock

From July 1, 2015 until March 31, 2016, the Company repurchased 29,695 shares of common stock at a cost of $161,000. As of March 31, 2017, the Company has repurchased 2.0 million shares at a cost of $4.7 million pursuant to a stock repurchase program approved by the Company’s Board of Directors. The stock repurchase program was cancelled on October 30, 2015 in connection with the Tender Offer.

Stock-Based Compensation

Total stock-based compensation expense related to management grants, non-management members of the Board of Directors grants and the employee stock purchase plan for restricted stock and stock issuances of $78,000 and $83,000 was recorded in the three months ended March 31, 2017 and 2016, respectively, and $278,000 and $225,000 was recorded for the nine months ended March 31, 2017 and 2016, respectively, and was recorded in the general and administrative line of the condensed consolidated statements of comprehensive income.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
	Number of	Weighted-	Average
	Shares	Average	Remaining
	(in	Exercise	Contractual
	thousands)	Price	Life (in years)
Options outstanding - July 1, 2016	121	$1.23
Options granted	-	-
Options exercised	(9)	2.13
Options cancelled	-	-
Options outstanding – March 31, 2017	112	$1.16	4.1
Options exercisable - March 31, 2017	112	$1.16	4.1
Options exercisable and vested - March 31, 2017	112	$1.16	4.1

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

A summary of the Company's restricted common stock activity is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
Restricted stock outstanding - July 1, 2016	776	$0.87
Issuance of restricted stock	-	-
Vesting	(85)	0.39
Forfeitures	(187)	0.35
Restricted stock outstanding - March 31, 2017	504	$0.94

A summary of the vesting levels of the Company's restricted common stock is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30 day VWAP per share vesting level (1):
$8.00 per share	294	$0.48
$9.00 per share	82	$1.25
$10.00 per share	48	$1.79
$11.00 per share	48	$1.79
$12.00 per share	32	$1.79

(1) The restricted stock becomes vested when the Company’s 30 day volume weighted average price (“VWAP”) per share is at or above these levels.

Employee Stock Purchase Plan

The Company has established Employee Stock Purchase Plans ("ESPP Plans"). Under the ESPP Plans, the Company will grant eligible employees the right to purchase common stock through payroll deductions. US employees purchase stock at a price equal to the lesser of 85 percent of the fair market value of a share of the Company’s common stock on the Exercise Date (as definded under the ESPP Planes) of the current Offering Period (as definded under the ESPP Planes) or 85 percent of the fair market value of the Company's common stock on the Grant Date (as definded under the ESPP Planes) of the Offering Period.  UK employees purchase at a price equal to the lesser of 100 percent of the fair market value of a share of the Company’s common stock on the Exercise Date of the current Offering Period or 100 percent of the fair market value of the Company's common stock on the Grant Date of the Offering Period, but receive a 15 percent matching contribution from the Company.

During the nine months ended March 31, 2017, the Company issued 13,835 shares of common stock to employees, including executive officers, under the ESPP in lieu of compensation.  6,827 were issued during the three months ended March 31, 2017.

During the nine months ended March 31, 2016, the Company issued 8,532 shares of common stock to employees, including an executive officer, under the ESPP in lieu of compensation. No shares were issued during the three months ended March 31, 2016.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 5. ACQUISITION

On July 1, 2015, MAM Ltd. acquired 100% of the stock of Origin, a UK-based provider of e-commerce solutions for the automotive aftermarket. With the acquisition of Origin, the Company is able to strengthen its e-commerce strategy by being able to provide customers with a range of e-commerce solutions for the automotive aftermarket. The Company paid $503,000 at closing of the acquisition. The Company will also make future cash payments of $416,000 and issue stock consideration of $283,000 in the future based upon Origin’s results of operations. The Company recorded the estimated fair value of the contingent consideration of $505,000 in other long-term liabilities on its condensed consolidated balance sheet as of March 31, 2017. In connection with the acquisition, the Company incurred acquisition-related costs of $43,000, which were expensed and included in general and administrative expenses in the accompanying condensed consolidated statement of comprehensive income for the nine months ended March 31, 2016.

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

NOTE 6. LONG-TERM DEBT

Debt obligations consisted of the following at March 31, 2017 and June 30, 2016:

	As of
(in thousands)	March 31, 2017	June 30, 2016
Debt obligations:
Revolving loan facility	$-	$1,150
Term loan	8,617	8,550
Equipment financing	-	78
Less: unamortized debt issuance costs	(110)	(91)
Total	8,507	9,687
Less current portion	(1,561)	(1,879)
Long-term debt	$6,946	$7,808

On December 1, 2015, the Company entered into a credit agreement with J.P. Morgan Chase Bank, N.A. ("JMP Credit Facility") to provide for borrowings up to $12.0 million consisting of a $9.5 million term loan and a $2.5 million revolver.  On September 26, 2016, the Company entered into an amendment to its credit facility with J.P. Morgan Chase Bank, N.A (the "Amendement", and as amended, the "Prior Credit Facility" ).  The Amendment changed certain loan covenants, including the financial ratios and liquidity requirements.

On March 2, 2017, the Company entered into a credit facility ("Credit Facility") with Univest Bank and Trust Co. (“Univest”) .  In connection with the Credit Facility,  the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the "Credit Agreements"). The Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver.  The Company used the initial proceeds of the Credit Facility to repay all of its obligations under its Prior Credit Facility with JPMorgan Chase Bank, N.A. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBO Rate (as defined in the Credit Agreements") or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants.  The maturity date under the Credit Agreements is August 1, 2021.

As of March 31, 2017, the Company did not have any borrowings under its revolving credit note.  Under the terms of the Credit Agreements, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. The Company’s obligations under the Credit Agreements are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary, MAM Software Inc.  Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary.  As of March 31, 2017, the Company was in compliance with its loan covenants.

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

We are headquartered in Tankersley, Barnsley, UK and maintain additional offices for our NA operations in Blue Bell and Allentown, Pennsylvania, and, for our UK Market operations, in Northampton and Wareham. The software that we sell is Microsoft Windows™ based technology. The four main products that we support in the US cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Autopart product to new prospects.  Autopart enables large warehouses with hundreds of thousands of stock keeping units ("SKUs") to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber.” Into this market segment we also sell our Autopart product, which manages a jobber’s business (i.e., financial, stock control and order management) but more importantly, enables the jobber to quickly identify the parts that the jobber’s client needs, either via the Internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third segment of the automotive aftermarket supply chain is the “installer,” which repairs and maintains automobiles. The installer needs systems that enable it to efficiently and simply manage its businesses, whether as a single entity or national multi-site franchise. Into this segment we sell VAST and Autowork Online. The fourth segment is “OpenWebs™.” This technology allows these separate business solutions to connect to each other to allow, among other processes, ordering, invoicing and stock checking to take place in real- time both up and down the supply chain. The UK Market differs from that of the US in that it does not have the same number of large warehouse distribution centers. In the UK Market we sell the Autopart product to the jobber market, but sell Autowork Online to the installer market. In the UK, we also sell our catalog solution, Autocat+, which is an Internet-based identification tool used by the warehouse distribution, jobber and installer.

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

Need for Technology Solutions

A variety of factors drive the automotive market’s need for sophisticated technology solutions, including the following:

Inventory Management

Industry sources suggest that approximately 35% of parts produced are never sold and 30% of parts stocked are never sold. Approximately 25% of parts sold are eventually returned due to insufficient knowledge or capability by either the parts supplier counterman or the auto service provider installer.  Accordingly, there is substantial inefficiency in the automotive aftermarket supply chain. This inefficiency results in excess inventory carrying costs, logistical costs and the over-production of parts and tires at the manufacturer level. The combination of business systems software, information products, and connectivity services we offer can assist in overcoming these inefficiencies.

Competition

In the US, the need for technology solutions has been accelerated by the expansion of large specialty parts retailers such as AutoZone, Inc. and Advance Auto Parts, Inc., and large auto service chains such as Monro Muffler Brake, Inc. This expansion has driven smaller competitors to computerize or upgrade their existing systems with more modern business management solutions enabled for information products and online services. Many of the systems used by smaller competitors today are older, character-based or systems developed in-house that have a limited ability to integrate current information products and online services.

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

To date, our management has identified five areas of focus to drive our business.  The first area is the continued growth of SaaS revenues derived from delivering our business management software via the ‘cloud’.  Presently, most of our customers have our software installed in-house.  However, market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for these businesses to purchase supporting software and hardware for an on premise system or the need to keep information technology personnel on staff to monitor and upgrade such a system.

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

To date, Autowork Online, our "installer" solution in the UK Market, and Autopart Online, our parts store solution, are being delivered in this way.  Both products have been developed under the 'cloud' computing model.  This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly, but 'rent' it over a fixed period of time.  We believe that this will be a growing area in the UK Market and NA Market as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service.

Autowork Online was launched in 2010 and as of March 31, 2017, we had 2,927 customers subscribing to this service.  A white label version of this product, which is our product rebranded by a different company, has been successfully launched into the NA Market in conjunction with ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA Market.  As of March 31, 2017, we had 393 customers with 3,973 users subscribing to this service.

We have been developing VAST Online, the 'cloud' version of our VAST platform, which we expect to launch in the first half of fiscal year 2018.  We have been working with Goodyear to deliver a version of VAST Online that will be their next generation point of sale 'cloud' solution.  Following the successful rollout of VAST Online to the Goodyear network, MAM NA will promote the product to the wider NA Market and also in the UK Market.

The second area of focus is the sales and marketing strategy within the NA Market.  MAM NA will continue to invest in sales and marketing activity to help further expand the MAM brand and build our pipeline in the NA Market.

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

We have been promoting the “Trader” product to these markets, specifically targeting small- and medium-sized businesses with revenues of between $500,000 and $10 million. We are, and intend to continue, promoting Trader through a number of channels, direct marketing, advertorials and trade shows. We are also looking to raise awareness of the Trader product by placing advertisements in trade journals and will continue to look to have articles and editorial reviews written about the product and its advantages for those operating within these markets. We have also been targeting small- and medium-sized businesses within these vertical markets with direct mail pieces such as product fliers, and case studies from the small client base we have in this market. These have then been followed up by MAM’s existing internal sales team to generate qualified leads for the external sales representatives.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 64% and 65% for the three and nine months ended March 31, 2017, respectively, as compared to 70% and 72% for the three and nine months ended March 31, 2016.  As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and, in some instances, may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate.  The exchange rate for MAM UK’s operating results was US $1.2393 per GBP for the three months ended March 31, 2017, as compared to US $1.4347 per GBP for the three months ended March 31, 2016.  The exchange rate for MAM UK’s operating results was US $1.2651 per GBP for the nine months ended March 31, 2017, as compared to US $1.4999 per GBP for the nine months ended March 31, 2016.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating assets and liabilities of MAM UK was US $1.2487 per GBP at March 31, 2017, as compared to US $1.33898 per GBP at June 30, 2016.

Currency translation income (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(3.6) million and $(3.0) million as of March 31, 2017 and June 30, 2016, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts.  The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life.  However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted.  As of March 31, 2017, deferred revenue was $1.9 million, which includes deferred revenue for SaaS contracts and advance billings and payments.

Results of Operations

Net Revenues.

Our revenues are generated by two sources, recurring and non-recurring.  Recurring revenues are generated from monthly subscriptions primarily for maintenance support contracts, as well as rental contracts.  Non-recurring revenues are generated from professional development work primarily for implementation of services, professional development work for customization services and hadware sales.

Our net revenues for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
Net Revenues	2017	2016	$ Variance	% Variance
MAM UK:
Recurring	$4,404	$4,600	$(196)	(4)%
Non-recurring	593	899	(306)	(34)%
Total MAM UK Revenues	$4,997	$5,499	$(502)	(9)%

MAM NA:
Recurring	$2,072	$1,778	$294	17%
Non-recurring	804	639	165	26%
Total MAM NA Revenues	$2,876	$2,417	$459	19%

Total Net Revenues	$7,873	$7,916	$(43)	(1)%

Our net revenues for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, were as follows (dollars in thousands):

	For the Nine Months Ended March 31,
Net Revenues	2017	2016	$ Variance	% Variance
MAM UK:
Recurring	$13,153	$13,814	$(661)	(5)%
Non-recurring	1,784	3,172	(1,388)	(44)%
Total MAM UK Revenues	$14,937	$16,986	$(2,049)	(12)%

MAM NA:
Recurring	$6,028	$5,123	$905	18%
Non-recurring	2,352	1,703	649	38%
Total MAM NA Revenues	$8,380	$6,826	$1,554	23%

Total Net Revenues	$23,317	$23,812	$(495)	(2)%

For the three months ended March 31, 2017, compared to the same period in the prior year, total net revenues increased $0.7 million offset by $0.8 million of unfavorable foreign currency exchange rate movements.  For the nine months ended March 31, 2017, total net revenues increased $2.3 million offset by $2.8 million of unfavorable foreign currency exchange rate movements.

For the three and nine months ended March 31, 2017, compared to the same period in the prior year, net revenues from our MAM NA operations increased for recurring and system sales as a result of overall growth in the market for SaaS and perpetual license sales and professional services.  For the three and nine months ended March 31, 2017 compared to the same period in the prior year, net revenues from our MAM UK operations, excluding the impact of foreign currency exchange rate movements, experienced increases in its recurring revenue base, which offset reductions in non-recurring revenue as we continued to transition to a SaaS model.

Cost of Revenues.

Our cost of revenues for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Variance	% Variance
Cost of Revenues:
MAM UK	$2,351	$2,464	$(113)	(5)%
MAM NA	1,216	1,144	72	6%
Total Cost of Revenues	$3,567	$3,608	$(41)	(1)%

Our cost of revenues for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, were as follows (dollars in thousands):

	For the Nine Months Ended March 31,
	2017	2016	$ Variance	% Variance
Cost of Revenues:
MAM UK	$6,827	$7,533	$(706)	(9)%
MAM NA	3,552	3,429	123	4%
Total Cost of Revenues	$10,379	$10,962	$(583)	(5)%

For the three months ended March 31, 2017 compared to the same period in prior year, cost of revenues increased $0.3 million which was offset by favorable foreign currency rate movements of $0.3 million.  For the nine months ended March 31, 2017 compared to the same period in the prior year, cost of revenues increased $0.7 million, which was offset by favorable foreign currency rate movements of $1.3 million.  Increases in costs of services were primarily due to an increase in professional services headcount to support growth.

Operating Expenses.

Our operating expenses for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, were as follows:

	For the Three Months
	Ended March 31,
	2017	2016	Variance $	Variance %
Research and development	$1,003	$1,005	$(2)	0%
Sales and marketing	917	905	12	1%
General and administrative	1,471	1,436	35	2%
Depreciation and amortization	55	107	(52)	(49)%
Total Operating Expenses	$3,446	$3,453	$(7)	0%

Our operating expenses for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, were as follows:

	For the Nine Months
	Ended March 31,
	2017	2016	Variance $	Variance %
Research and development	$2,854	$2,819	$35	1%
Sales and marketing	2,859	3,016	(157)	(5)%
General and administrative	4,423	4,071	352	9%
Depreciation and amortization	173	307	(134)	(44)%
Total Operating Expenses	$10,309	$10,213	$96	1%

Research and Development Expenses.  For the three months ended March 31, 2017, compared to the same period in the prior year, research and development ("R&D") expenses decreased due to favorable foreign currency movements of $0.1 million. R&D expenses for the three months ended March 31, 2017 and 2016 excluded $0.6 million and $0.7 million, respectively, of capitalized costs.  For the nine months ended March 31, 2017, compared to the same period in the prior year, R&D expenses increased due to $0.3 million increase in development resources in order to support new client developments, offset by $0.3 million in favorable foreign exchange rate currency movements.  R&D expenses for the nine months ended March 31, 2017 and 2016 excluded $2.1 million and $2.0 million, respectively, of capitalized costs.

Sales and Marketing Expenses.  For the three months ended March 31, 2017, compared to the same period in the prior year, sales and marketing expenses remained relatively flat as the decrease from foreign currency movements was offset by an increase in tradeshow costs in MAM NA due to timing.  For the nine months ended March 31, 2017 compared to same period in the prior year, sales and marketing expenses decreased primarily due to a $0.3 million impact from foreign currency movements and lower headcount offset by tradeshow costs in MAM NA due to timing.

General and Administrative Expenses.  For the three months ended March 31, 2017, compared to the same period in the prior year, general and administrative expenses increased $0.1 million offset by $0.1 million in favorable foreign currency exchange rate movements.  For the nine months ended March 31, 2017 compared to the same period in the prior year, general and administrative expenses increased $0.6 million offset by $0.2 million in favorable foreign currency exchange rate movements.  The increases were due to costs associated with changes with the accounting and finance organization, increases in annual incentive plans, and increases in the allowance for bad debts.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were lower primarily due to certain assets becoming fully depreciated during fiscal year 2016 and favorable foreign currency movements.

Other Income (Expense). Interest expense increased by $0.1 million to $0.2 million for the three months ended March 31, 2017, as compared to expense of $0.1 million for the three months ended March 31, 2016.  Interest expense increased $0.2 million to $0.4 million for the nine months ended March 31, 2017, as compared to interest expense of $0.2 million for the nine months ended March 31, 2016.  The increase in interest expense was due to the acceleration of the amortization of deferred financing costs associated with the termination of the Prior Credit Facility.  For the nine months ended March 31, 2016, other income included a $0.2 million gain from the settlement of liabilities with certain vendors.

Income Taxes. Income taxes decreased $0.2 million to an income tax benefit of  $16,000 for the three months ended March 31, 2017, as compared to income tax expense of $0.2 million for the three months ended March 31, 2016. The effective tax rate was (2%) for the three months ended March 31, 2017, as compared to 21% for the three months ended March 31, 2016.  Income taxes decreased $0.5 million to $48,000 for the nine months ended March 31, 2017, as compared to $0.5 million for the nine months ended March 31, 2016. The effective tax rate was 2% for the nine months ended March 31, 2017, as compared to 20% for the nine months ended March 31, 2016. The decrease in the effective tax rate was due to R&D credits from our MAM UK operations, as well as the utilization of prior net operating losses against income generated from our MAM NA operations.

Liquidity and Capital Resources

	For the Nine Months
	Ended March 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$4,065	$3,052
Net cash used in investing activities	(2,224)	(2,533)
Net cash used in financing activities	(1,449)	(5,378)
Effect of exchange rate changes	(64)	(342)
Net change in cash and cash equivalents	328	(5,201)
Cash and cash equivalents at beginning of period	491	6,793
Cash and cash equivalents at end of period	$819	$1,592

For the nine months ended March 31, 2017

Net cash provided by operating activities was primarily due to net income of $2.1 million, non-cash adjustments of $1.1 million, and positive working capital of $0.8 million.

The positive changes in working capital were due to a decrease in prepaid expenses and other assets due to timing of payments, a decrease in income tax receivables for receipt of payment for tax credits related to our MAM UK operations and an increase in deferred revenue due to an increase in SaaS deals and deposits paid on larger perpetual deals.  These increases to working capital were partially offset by a decrease in payroll and accrued taxes due to the timing of payments and an increase in accounts receivable due to timing of customer payments.

Net cash used in investing activities was primarily due to capitalized software development costs of $2.1 million.

Net cash used in financing activities relates primarily to the repayment of the prior credit facility and equipment financing with the new credit facility of $8.9 million. Prior to the extinguishment of the prior credit facility, repayments were made of $1.6 million, offset by additional proceeds from the prior revolving loan facility of $0.6 million.

For the nine months ended March 31, 2016

Net cash provided by operating activities was due to net income of $2.2 million and non-cash adjustments of $0.9 million.

Net cash used in investing activities was primarily due to capitalized software development costs of $2.0 million and the purchase of Origin for $0.5 million.

Net cash used in financing activities relates to the $15.0 million repurchase of stock through a tender offer, partially offset by $10.5 million of borrowings to fund a portion of the tender offer.

Fiscal 2017 Liquidity and Capital Resource Outlook

Our principal sources of liquidity are cash on hand and cash generated from operations, and borrowings available under our Credit Facility (described below). To date, most of our profits have been generated in the UK, but with the introduction of new products and efforts to streamline our MAM NA operations, we expect to see a continued increase in overall revenues and profits with a contribution from MAM NA operations in fiscal year 2017.

At March 31, 2017, we had cash and cash equivalents of $0.8 million and negative working capital of $1.0 million, including the current portion of long-term debt of $1.6 million.  At June 30, 2016, we had negative working capital of $0.8 million.

We expect to see continued positive earnings and cash flows from operations for the remainder of fiscal year 2017, with continued growth in revenues and operating income.  However, the positive impact may be impacted by changes in foreign currency rates on MAM UK.

We have identified a number of opportunities to widen our client base within the automotive industry and are actively pursuing those at this time. We also expect to see continued increases in revenue from MAM NA in fiscal year 2017, specifically due to additional products that have been developed, which are currently being released to customers, and the continued growth of our Autopart line of products in the NA Market.

On December 1, 2015, we completed a cash tender offer (the “Tender Offer”) and purchased 2.0 million shares of our common stock at a purchase price of $7.50 per share for a total purchase price of $15.0 million. We canceled and retired the shares purchased pursuant to the Tender Offer.

On December 1, 2015, we entered into a credit agreement with J.P. Morgan Chase Bank, N.A. ("JMP Credit Facility") to provide for borrowings up to $12.0 million consisting of a $9.5 million term loan and a $2.5 million revolver.  On September 26, 2016, we entered into an amendment to its credit facility with J.P. Morgan Chase Bank, N.A (the "Amendement", and as amended, the "Prior Credit Facility" ). The Amendment changed certain loan covenants, including the financial ratios and liquidity requirements.

On March 2, 2017, we entered into a credit facility ("Credit Facility") with Univest Bank and Trust Co. (“Univest”) .  In connection with the Credit Facility,  the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the "Credit Agreements"). The Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver.  We used the initial proceeds of the Credit Facility to repay all of its obligations under its Prior Credit Facility with JPMorgan Chase Bank, N.A. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBO Rate (as defined in the Credit Agreements") or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants.  The maturity date under the Credit Agreements is August 1, 2021.  Under the terms of the Credit Facility, we are required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations.  Our obligations under the Credit Facility are secured by all of our US assets and are guaranteed by our US wholly-owned subsidiary, MAM Software Inc.  Additionally, we pledged 65% of the stock of MAM Software Limited, our UK subsidiary.

On December 1, 2015, we borrowed $10.5 million under the Prior Credit Facility to fund a portion of the Tender Offer.

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

Capital Expenditures

Capital expenditures for the nine months ended March 31, 2017 and 2016 were $2.2 million and $2.1 million, respectively.  The capital expenditures included capitalized software development costs of $2.1 million and $2.0 million for the nine months ended March 31, 2017 and 2016, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended, March 31, 2017, we issued 28,472 shares of common stock valued at approximately $131,000, to the non-management members of our Board of Directors under the MAM's 2007 Long-Term Incentive Plan and 2017 Equity Incentive Plan.

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

MAM Software Group, Inc.

Date: May 15, 2017	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.