Form 10-K
period 2017-06-30
MAM SOFTWARE GROUP, INC.
filed 2017-09-28
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-27083

MAM Software Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1108035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Valley Square, Suite 220, 512 Township Line Road, Blue Bell, PA 19422

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (610) 336-9045

Maple Park, Maple Court, Tankersley, Barnsley, UK S75 3DP

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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No  ☑

As of December 30, 2016, 12,220,264 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 30, 2016, the last business day of the second fiscal quarter, was approximately $27,000,940 based on the average high and low price of $6.39 for the registrant’s common stock as quoted on NASDAQ Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 12,322,334 shares of its common stock outstanding as of September 19, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2018 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Overview

MAM Software Group, Inc. (“MAM,” "the Company," “we,” “our,” or “us”) is a leading provider of cloud-based business and on premise management solutions for the auto parts, tires and vertical distribution industries. We have a broad line of software solutions and services to address the information technology ("IT") needs of virtually every significant sector of the automotive aftermarket in the United Kingdom ("UK") and Ireland (collectively referred to as the “UK Market”) and in the United States of America ("US") and Canada (collectively referred to as the “NA Market”), and are seeking to leverage this position into new geographic territories and industry verticals.

Our Markets

MAM provides software, information, and e-commerce and related services to businesses engaged in the automotive aftermarket in the UK Market and the US Market. The automotive aftermarket consists of businesses associated with the life cycle of a motor vehicle from when the original manufacturer’s warranty expires to when the vehicle is scrapped. Products sold by businesses engaged in this market include the parts, tires and auto services required to maintain and improve the performance or appeal of a vehicle throughout its useful life. We aim to meet the business needs of customers who are involved in the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

Our customer base consists of wholesale parts and tire distributors, retailers, franchisees, cooperatives, auto service chains and single location auto service businesses with high customer service expectations and complex commercial relationships.

In the UK Market, we also provide solutions to businesses involved in the wholesale of construction materials. These vertical markets include plumbing, building, lumber, and electrical wholesale distribution companies.  We currently do not provide management solutions for vertical markets in North America (“NA”).

Industry Overview

MAM serves the business needs of customers involved in the supply of parts and tires and the maintenance and repair of automobiles and light trucks in three key segments of the automotive aftermarket, namely parts, tires and auto service.

The global automotive aftermarket is witnessing stable growth due to the increased vehicle fleet and the demand for replaceable parts, tires and accessories. An increase in motor vehicle accidents is driving demand for external bodywork components. However, as the quality of aftermarket products improve, the longevity of these products increases and failures become less frequent, leading to a potential decrease in demand.

The major factors currently influencing market behavior include the geopolitical landscapes in the UK and North America, and the presence of traditionally non-automotive e-commerce participants like eBay and Amazon. The increasing digitalization of cars and components also presents challenges and opportunities to the sector as it strives to keep pace with advanced vehicle technology, data driven servicing and the changing needs of motorists.

Nonetheless, we believe that the automotive aftermarket will continue to grow, driven by the following factors:

•	gradual growth in the aggregate number of vehicles in use;
•	an increase in the average age of vehicles in operation, now estimated to be 11.5 years in the US;
•	growth in the total number of miles driven per vehicle per year; and
•	increased vehicle complexity.

Currently, both the UK and NA automotive aftermarkets are experiencing significant growth in the online purchase of automotive parts, accessories and services. This is driving many businesses to leverage e-commerce technology to streamline their sales, inventory and delivery operations. Both business to business, or “B2B” (wholesale), and business to commerce or, “B2C” (retail), businesses are looking to develop digital solutions that add value and increase competitiveness. The growing consumer adoption of e-commerce is also beginning to disrupt the traditional supply chain as suppliers and original equipment manufactuers (“OEMs“) modify their business models and participate in direct retail sales.

Operations

MAM is a technology company that operates through three wholly owned subsidiaries; one based in the US, MAM Software, Inc. (“MAM NA”) which is located in Blue Bell, Pennsylvania, and two based in the UK, MAM Software Limited (“MAM Ltd.”), which is located in Tankersley, Barnsley, UK and Origin Software Solutions Ltd. ("Origin"), which is located in Bristol, UK (MAM Ltd. and Origin are collectively referred to as “MAM UK”).  The subsidiaries operate independently from one another.

MAM UK

MAM UK is a provider of software to the automotive aftermarket in the UK and Ireland. MAM UK's three primary software solutions are Autopart, Autowork Online and Autocat.  Autopart is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area.  It is also suited for managing single location franchisees or buying group members.  Autowork Online is designed for and targeted at small single location auto service business. Autocat is an electronic parts catalog designed to help Autopart and Autowork Online users to identify parts.

MAM UK provides to customers a range of B2B and B2C e-commerce solutions for the automotive aftermarket.

MAM NA

MAM NA is a provider of software to the automotive aftermarket in North America. MAM NA’s three primary software solutions are Autopart, VAST and Autocat. Autopart is designed for the warehouse distributor and the parts store segment of the market and VAST is designed for the auto service and tire segment of the market, while Autocat is an electronic parts catalog designed to help Autopart and VAST users to identify parts.

Our Technologies

All MAM programs are based on the Microsoft Windows TM family of operating systems.  Each MAM program is fully compatible with the other MAM applications in its range, enabling them to be combined to create a fully integrated package.

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

Our catalog information is also available in the cloud as data as a service ("DaaS"). We centrally host and maintain the data, which is accessed by users of our business management software, via a desktop application, web application or integrated into their B2B or B2C website.

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

We introduced our first subscription-based service solution over the Internet in 2005 to customers in the UK Market, and we began marketing our first cloud system to customers in North America in 2013. Since that time, we have significantly expanded our cloud-based offerings and are offering customers that maintain in-house installations the option to move to our cloud-computing model. While transitioning our customers to a cloud computing model results in a decrease in our up-front revenue recognition, we believe that this is a necessary transition and is in the best interests of our customers and our own long-term business prospects as an increasing number of our customers are looking for solutions that are highly functional, easy to use, configurable, and fast.

Our cloud model is based on Microsoft Azure, Microsoft development tools, and proven open source web technologies, utilizing Microsoft's global scale services to help our customers achieve success with support for user experiences on both desktop and mobile devices. Our customers that have moved away from traditional on premise software to our cloud-based service applications benefit by reducing the complexity typical of on premise software implementations, customizations, and upgrades. Through cloud

-based service, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, thereby reducing their need to buy and maintain their own IT resources. As a part of our cloud-based service, we also provide training and support services to our customers.

Products and Services

Meeting the needs of the automotive aftermarket requires a combination of business management systems, information products and e-commerce and online services that combine to deliver benefits for all parties involved in the timely repair of a vehicle. MAM provides systems and services that meet these needs and help its customers to meet their customers’ expectations. These products and services include:

1.	Business Management Systems comprised of our proprietary software applications, implementation and training and third-party hardware and peripheralss;
2.

Information Products such as an accessible catalog database related to parts, tires, labor estimates, scheduled maintenance, repair information, technical service bulletins, pricing and product features and benefits that are used by the different participants in the automotive aftermarket;

3.

E-commerce and Online Services that provide web sites and online connectivity between manufacturers, warehouse distributors, retailers, auto service providers and the consumer. These products enable electronic data interchange throughout the automotive aftermarket supply chain between the different trading partners. They also enable procurement and business services to be projected over the Internet to an expanded business audience;

4.	Customer Support, Consulting and Training that provide phone and online support, implementation and training.

Business Management Systems

MAM’s business management systems meet the needs of warehouse distributors, part stores, and tire chains and auto service providers, as follows:

Warehouse Distributors

Autopart. This is a UK-developed product that is sold and promoted both in North America and in the UK Market. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities, a fully integrated accounting module, a warehouse management module, and a business intelligence reporting module. It also allows the distributor to connect with their customers through our OpenWebs™ and Autonet e-commerce solutions.

Autopart can be delivered as an on premise solution and sold via the traditional perpetual licensing model. Autopart Online is a hosted or ‘cloud’ based version of our Autopart solution and is delivered as a service over the Internet, in a SaaS-based offering.

Parts Stores

Autopart. This is a UK-developed product that is sold in both UK Market and  NA Market.  This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities a fully integrated accounting module and a business intelligence reporting module. It also allows parts stores to connect with their automotive service customers through VAST, Autowork Online, OpenWebs™ and Autonet e-commerce solutions.

Autopart can be delivered as an on premise solution and sold via the traditional perpetual licensing model. Autopart Online is a hosted or ‘cloud’ based version of our Autopart solution and is delivered as a service over the Internet, in a SaaS-based model.

Tire Chains and Auto Service Providers

VAST. This is a US-developed product that is sold in the NA Market. This product is designed for and targeted to large-to-medium sized auto service and tire chains that seek to manage multiple locations and inventories for a regional area it is also suited to managing single location stores that are part of a franchise or a buying group. VAST provides point-of-sale, inventory management, electronic purchasing and customer relationship management capabilities. It also allows the service provider to connect with parts and tires warehouse distributors and parts stores through either VAST’s online services and products or other industry connectivity solutions.

VAST Online. We have been developing VAST Online, the cloud-based version of our VAST platform and expect to launch in the first half of fiscal year 2018.  We have been working with Goodyear to deliver a version of VAST Online that will be rolled out across the Goodyear network starting in fiscal 2018, as their next generation cloud-based point of sale solution.  The VAST Online product will be promoted to the wider NA Market and UK Market.

 Autowork Online. This is a UK-developed product that is sold both in North America and the UK Market.  This product is designed for and targeted at small single location auto service businesses. The Autowork Online product provides estimate, job card, parts procurement and invoice capabilities. It also allows the automotive installer to connect with parts distributors to purchase components. Autowork Online is delivered as a service over the Internet, commonly known as SaaS, allowing customers to purchase the solution on a monthly basis without the need to manage the system.

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

MAM Ltd. develops and maintains proprietary information products that differentiate its products from those of the majority of its competitors in the UK Market. In North America, MAM NA also develops and maintains proprietary information products, and also maintains a proprietary workflow capability that integrates information products sourced from its suppliers for its automotive parts and tire customers, including warehouse distributors, parts stores and auto service providers.

The principal information product for both MAM NA and MAM Ltd. is Autocat, an auto parts catalog that uses the DaaS distribution model. Autocat provides access to a database of automobile vehicle applications for the NA Market and UK Market that enables users to access information about parts quickly and accurately. The Autocat service is centrally hosted and data is accessed by users of MAM's business management software products or via a Web Service that integrates into our B2B and B2C websites. Information in Autocat is maintained and updated daily by the Product Teams in North America and UK. The Autocat Product Teams source, standardize and format data collected in an electronic format from hundreds of automotive parts manufacturers in both regions.

In addition, information products developed or resold by MAM include MAM Commerce, a combination of Autocat and OpenWebs which is used by users of our VAST and VAST Online business management software; Interchange Catalog, a database that provides cross references of original equipment manufacturer part numbers to aftermarket manufacturer part numbers; Labor Guide, a database used by automotive service providers to estimate labor hours for purposes of providing written estimates of repair costs to customers; Scheduled Service Intervals, a database of maintenance intervals; and Tire Sizing, a database that cross-references various tire products and applications.

E-commerce Solutions

MAM offers online e-commerce services in the form of business to business and business to consumer implementations in the NA Market and UK Market. These online services connect the automotive aftermarket from manufacturers through warehouse distributors and parts stores to automotive service providers for the purpose of purchasing parts and tires, fleet and national account transaction processing and accessing online product price information.

OpenWebs™

In the NA Market, VAST’s e-commerce services use automotive industry standard messaging specifications to deliver online services that connect the automotive aftermarket supply chain for the purpose of purchasing parts and tires.

Autonet

In the UK Market, our Autonet e-commerce service uses industry standard messaging specifications to deliver online services that connect the automotive aftermarket supply chain for the purpose of purchasing parts and tires. Manufacturers, warehouse distributors, parts stores and auto service providers make use of Autonet messaging.

WebTrade and WebRetail

We offer B2B and B2C e-commerce web sites for the automotive aftermarket as well as other verticals. Currently the majority of our business in the UK. Both standard and custom solutions are available and all integrate seamlessly with our Autopart and Trader business management software products.

 Customer Support, Consulting and Training

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

Distribution

There are three primary distribution channels for aftermarket parts and tire distribution: traditional wholesale, retail and e-commerce channels.

Automotive Aftermarket Distribution Channels

•

Traditional Wholesale Channel. The traditional wholesale channel is the predominant distribution channel in the automotive aftermarket. It is characterized by the distribution of parts from the manufacturer to a warehouse distributor, to parts stores and then to automotive service providers. Warehouse distributors sell to automotive service providers through parts stores, which are positioned geographically near the automotive service providers they serve. This distribution method provides for the rapid distribution of parts. We have products and services that meet the needs of the warehouse distributors, parts stores and the automotive service providers.

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

•

E-commerce Channel. Innovation in the e-commerce channel is taking place across the automotive aftermarket supply chain. Both B2B (wholesale) and B2C (retail) businesses are looking to leverage e-commerce technology to streamline their sales, inventory and delivery operations. The increasing popularity of e-commerce within the aftermarket is encouraging suppliers and OEMs to modify their business models and participate in direct retail sales. It is also attracting traditionally non-automotive participants, such as Amazon and eBay, to the industry. We have products and services that support the e-commerce channel.

In addition to these three primary channels, some aftermarket parts and tires are being distributed through new car dealers. The business management systems used in this channel have unique functionality specific to new car dealerships. We sell a small number of products into the auto service provider side of car dealerships. Also, aftermarket wholesalers of parts and tires provide online purchasing capabilities to some new car dealerships.

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

Within the parts, tire and auto service provider segments, each division sells and markets through a combination of field sales and inside sales representatives. We seek to partner with large customers or buying groups and leverage their relationships with their customers or members. Incentive pay is a significant portion of the total compensation package for all sales representatives and sales managers. Outside sales representatives focus primarily on identifying and selling to new customers complemented by an inside sales focus on selling upgrades and new software applications to its installed customer base.

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

Research and Development

MAM spent $3.8 million for the year ended June 30, 2017 on research and development, as compared to $3.8 million for the year ended June 30, 2016.

Patent and Trademark

We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We have not sought patent protection for any of our products. We have registered trademark, “MAM Software,” with the US Patent and Trademark office. In addition, we have registered the trademark, “Driving Business Performance,” with the US Patent and Trademark office.

Customers

During the years ended June 30, 2017 and 2016, no customer accounted for more than 10% of our total net revenues.  Our top ten customers collectively accounted for 22% and 15% of our total net revenues during the years ended June 30, 2017 and 2016, respectively.

Competition

In MAM NA, Autopart competes primarily with Epicor Inc. and several other software companies, including Autologue and Fuse 5. VAST competes primarily with ASA (ARI), and Maddenco, each of which provides similar products and services as VAST, to the US automotive aftermarket. We are subject to the ongoing threat of in-house developed custom systems, information products and online services.  For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group, each have developed their own business management systems and electronic automotive parts catalogs for their stores and members, although we currently have a partnership agreement with each of these companies to supply their information products through our solutions.

In North America, we expect to compete successfully against our competitors using two separate and complementary strategies. First, we will continue to focus on promoting and selling our complete supply chain solutions that provide businesses with easy integration of our business management information systems into their existing supply chain structures. Second, we will continue our strategy of working with those businesses that already manage their own supply chains and information products (catalogs), such as AutoZone, helping to improve and compliment their systems with our products.

Within the auto parts warehouse distribution segment, we will continue to promote our Autopart product which enables large warehouses with hundreds of thousands of parts to locate, manage, pack and deliver the parts with ease and efficiency. Our prospective customers are moving towards modern solutions which integrate seamlessly with third-party e-commerce solutions. We have been selling Autopart successfully in the UK Market since 2000; a factor which we believe will help to further expand the presence of this product in North America.

The tire segment is comprised of three distinct elements: retail, wholesale and commercial. Within the tire segment and the auto service segment, we focus on market requirements, which we believe will enable us to offer our clients the best solution, regardless of the size of a client’s business. By continually integrating and extending the functionality of our solutions across the entire supply chain, we believe that we will be able to offer existing and potential clients products that suit their present and future needs. Our management believes that our products will present existing and potential clients with the opportunity to move away from their older existing systems, which may restrict their market opportunities, and will permit integration into additional sales channels and reduce the costly maintenance of older systems.

The auto parts segment within the auto service space has many competitors who have developed applications for single location auto service shops. Many of these have been developed by parts distributors like NAPA and Advance Auto Parts. While these applications do well in a small single location, they are not widely distributed in the multi-location segment of the auto service business. We believe that our Autowork Online product is highly suited to single location auto service opportunity. The strategy for generating revenue in this sector of the market will be to establish reseller agreements with distributor partners. In addition, we will focus on the multi-location business for which our product VAST is highly suited.

The last area that we plan to compete in is the e-commerce space, providing new tools and solutions for this expanding Internet marketplace.  Our goal for the OpenWebs™ product is to connect both parts and tire partners together in a real-time environment so that they can perform electronic ordering, gauge inventory levels as well as disseminate information.

In the UK Market, we compete primarily with Epicor, Inc. in the parts sector of automotive aftermarket. In the tire sector of the UK Market, we compete primarily with CAM Systems, Tyreman and Team Systems. In the vertical sector of the UK Market, we compete with Kerridge, Chatsworth, EDP, Blue Rock, OGL and Ramtac. We feel that we provide a range of solutions that combine proven concepts with cutting-edge technology that are functional, effective and reliable, and offer solutions that enable businesses to identify and implement new efficiencies and increase existing efficiencies, to our competitive advantage. These efforts, together with strong post-sales support and ongoing in-depth product and market support, will assist us in generating and maintaining our position within the UK Market.

Several large enterprise resource planning and software companies, including Microsoft Corporation, Oracle Corporation and SAP AG, continue to supply Enterprise Resource Planning (“ERP”) and Supply Chain Management (“SCM”) products to medium sized OEMs and suppliers within the automotive market, but to date have not focused strongly on the aftermarket. These companies appear focused on the efficient management of the supply chain and to date do not appear to be looking to supply systems and solutions into the jobber and service segments of the aftermarket. However, there can be no assurance that those companies will not develop or acquire a competitive product or service in the future.

Company Information

MAM was formed in December of 2005 following a spin-off from another publicly traded company.

Our principal executive office is located at Two Valley Square, Suite 220, 512 Township Line Road, Blue Bell, PA 19422 and our phone number is (610) 336-9045. Our website address is www.mamsoftware.com. Information contained on our website does not form part of this report and is intended for informational purposes only.

 Employees

As of June 30, 2017, we had 244 full-time employees and 8 part-time employees.

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

Recent disruptions in the current global credit and financial markets have included diminished liquidity and credit availability, a decline in economic growth and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. We believe that the recent global economic slowdown and the resulting slow recovery have caused certain customers to reduce or delay capital spending plans, which, if prolonged, could impact our growth expectations as potential and existing customers continue to delay decisions to purchase or upgrade their systems. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions and their potential impact on our business. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

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

Our ability to collect our accounts receivable and future sales depends, in part, on the financial strength of our customers. We grant credit, generally without collateral, to our customers. Consequently, we are subject to credit risk related to changes in business and economic factors throughout the UK, Ireland and North America. In the event customers experience financial difficulty, and particularly if bankruptcy results, our profitability may be adversely impacted by our failure to collect our accounts receivable in excess of our estimated allowance for uncollectible accounts. Additionally, our future revenues could be reduced by the loss of a customer due to bankruptcy. Our failure to collect accounts receivable and/or the loss of one or more major customers could have an adverse effect on our net income and financial condition.

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

We operate in a highly competitive environment, and our competitors may gain market share in the markets for our products that could adversely affect our business and cause our revenues to decline.

We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a decline in our sales that could adversely affect our business and operating results. To compete successfully, we must maintain an innovative research and development effort to develop new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies and effectively adapt to technological changes and changes in the ways that our information is accessed, used and stored within our markets. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, our competitive position and our financial results could be adversely affected.

The prices we charge for our products may decrease as a result of competition and our revenues could decrease as a result.

We face potential competition from many competitors and increased competition may have a negative impact on our future revenues and financial condition. In addition, there are very large software companies, including Microsoft Corporation, Oracle Corporation and SAP AG which supply ERP and SCM products to our target market of small to medium-sized businesses servicing the automotive aftermarket. There can be no assurance that these companies will not develop or acquire a competitive product or service in the future. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact pricing for both our on-premise enterprise software business and our cloud business, as well as overall demand for our on-premise software product and service offerings, which could reduce our revenues and profitability. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our product or support pricing. Any broad-based change to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.

Rapid technological advances, changing delivery models and evolving standards in computer hardware and software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the industries in which we compete. If we are unable to develop new or sufficiently differentiated products and services, enhance and improve our product offerings and support services in a timely manner or position and price our products and services to meet demand, customers may not purchase or subscribe to our software, hardware or cloud offerings or renew software support, hardware support or cloud subscriptions contracts. Renewals of these contracts are important to the growth of our business. In addition, we cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We have continued to refresh and release new offerings of our cloud and on-premise products and services, including our SaaS and DaaS and related offerings. Our business may be adversely affected if:

•	we do not continue to develop and release these or other new or enhanced products and services within the anticipated time frames;
•	there is a delay in market acceptance of a new, enhanced or acquired product line or service;
•	there are changes in information technology (IT) trends that we do not adequately anticipate or address with our product development efforts; or
•	we fail to adequately integrate, support or enhance acquired product lines or services.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.

Developing software, cloud and hardware offerings is expensive and the investment in the development of these offerings often involves a long return on investment cycle. An important element of our business strategy is to continue to make meaningful investments in research and development and related product and service opportunities through internal investments. Accelerated product and service introductions and short software and services life cycles may require high levels of expenditures for research and development that could adversely affect our operating results if not offset by meaningful and sustained revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we are not certain as to whether we will receive significant revenues from these investments for several years, if at all.

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

Despite testing prior to the release and throughout the lifecycle of a product or service, our offerings sometimes contain coding or similar errors (commonly referred to as “bugs”) that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released software or cloud offerings can be time consuming and costly. Errors in our product or services offerings could affect their ability to properly function or operate with other products or services utilized by a customer, could delay the development or release of new products or services or new versions of products or services, could create security vulnerabilities in our products or services, and could adversely affect market acceptance of our products or services. This includes third-party software products or services incorporated into our own. If we experience errors or delays in releasing our offerings or new versions thereof, our sales could be affected and revenues could decline. Customers rely on our offerings and services to run their businesses and errors in our product or service offerings could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, on our network. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our operating margins, revenues and competitive position.

We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

We have insurance coverage for the services we offer. However, a claim for damages may be made against us regardless of our responsibility for the failure, which could expose us to liability.

We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed or of the services offered by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect us from liability for damages. In the event that the terms and conditions of our contracts which limit our liability are not sufficient, we have insurance coverage. This coverage of approximately $10 million in the aggregate in the UK and in North America insures the business for negligent acts, error or omission, failure of the technology services to perform as intended, and breach of warranties or representations. It also insures the services that we supply including, web services, consulting, analysis, design, installation, training, support, system integration, the manufacture, sale, licensing, distribution or marketing of software, the design and development of code, software and programming and the provision of software applications as a service, rental or lease. However, there can be no assurance that our insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

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

As of the date of hereof, our executive officers, directors and affiliated parties beneficially own approximately 63% of our common stock.  As a result, our executive officers and affiliated parties will have significant influence to:

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

As of September 19, 2017, there were 12,327,728 shares of our common stock issued and 12,322,334 shares of our common stock outstanding. Our Certificate of Incorporation authorizes the issuance of an aggregate of 18,000,000 shares of common stock and 2,000,000 shares of Preferred Stock, on such terms and at such prices as our Board of Directors may determine. These shares are intended to provide us with the necessary flexibility to undertake and complete plans to raise funds if and when needed. In addition, we may pursue acquisitions that could include issuing equity, although we have no current arrangements to do so. Any such issuances of securities would have a dilutive effect on current ownership of MAM stock. The market price of our common stock could fall in response to the sale or issuance of a large number of shares, or the perception that sales of a large number of shares could occur.

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

Our certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of MAM. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

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

In the event that our common stock is delisted from the NASDAQ Capital Market and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Markets. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

Our corporate offices are located at Two Valley Square, Suite 220, 512 Township Line Road, Blue Bell, Pennsylvania 19422.

MAM NA's headquarters are located at Two Valley Square, Suite 220, 512 Township Line Road, Blue Bell, Pennsylvania 19422 and the telephone number is (610)-336-9045.  The Blue Bell, Pennsylvania office is approximately 9,000 square feet in size and is leased for an approximate monthly cost of $14,000.

MAM NA also has an office at 1320 Hausman Road, Suite 101, Allentown, Pennsylvania, 18104 and the telephone number is (610)-336-9045. The Allentown, Pennsylvania office is approximately 2,250 square feet in size and is leased for an approximate monthly cost of $4,000.

MAM Ltd. has three offices. Its headquarters are at Maple Park, Maple Court, Tankersley, S75 3DP, UK. The Tankersley telephone number is 0-11-44-122-635-2900. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, UK. The Northampton telephone number is 44-160-449-4001. It has a second regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, UK. The Wareham telephone number is 44-192-955-0922. MAM Ltd. leases approximately 15,250 square feet at its Tankersley office at a monthly cost of approximately $18,200. It leases approximately 1,200 square feet at its Northampton office at a monthly cost of approximately $1,100 and approximately 700 square feet at its Wareham office at a monthly cost of approximately $700.

Origin is located at 130 Aztec, Aztec West, Bristol, BS32 4UB, UK and the telephone number is 44-145-462-9609.  The office is approximately 260 square feet in size and is leased for an approximate monthly cost of $2,300.

Item 3.	Legal Proceedings

Although there are no pending material legal proceedings against us, from time to time, we may become involved in legal proceedings, lawsuits, claims and regulations in the ordinary course of our business.

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

	2016
	High	Low
1st Quarter ended September 30, 2015	$6.74	$5.18
2nd Quarter ended December 31, 2015	$7.48	$5.71
3rd Quarter ended March 31, 2016	$7.23	$5.15
4th Quarter ended June 30, 2016	$6.48	$5.10

	2017
	High	Low
1st Quarter ended September 30, 2016	$7.00	$5.21
2nd Quarter ended December 31, 2016	$6.91	$6.00
3rd Quarter ended March 31, 2017	$7.77	$5.91
4th Quarter ended June 30, 2017	$6.99	$5.93

Holders

As of September 19, 2017, there were 12,322,334 shares outstanding and approximately 325 holders of record of our shares.  Because shares of our common stock are held by depositories, brokers, and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.  Our transfer agent and registrar is Corporate Stock Transfer, 3200 Cherry Creek Drive South, Denver, Colorado 80209.

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

None.

Item 6.	Selected Financial Data

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition is for the fiscal years ended June 30, 2017, and June 30, 2016, and should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report.

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

Overview

MAM Software Group, Inc. is a leading provider of cloud-based business and on premise management solutions for the auto parts, tires and vertical distribution industries. We have a broad line of software solutions and services to address the information technology ("IT") needs of virtually every significant sector of the automotive aftermarket in the United Kingdom ("UK") and Ireland (collectively referred to as the “UK Market”) and North America (“NA”), which includes the United States of America ("US") and Canada (collectively referred to as the “NA Market”), and are seeking to leverage this position into new geographic territories and industry verticals.

Our revenues and income are derived primarily from the sale of business management software, data, ecommerce solutions and services and support. For MAM UK, we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the year ended June 30, 2017, we generated revenues of $31.6 million and had net income of $4.6 million; 64% of these revenues came from the UK Market.

We are headquartered in Blue Bell, Pennsylvania and maintain additional offices for our NA Market operations in Allentown, Pennsylvania, and for our UK Market operations, in Tankersley, Northampton, Wareham and Bristol, UK. The software that we sell is Microsoft Windows™ based technology. The three primary market segments that we service in NA cover all of the components of the automotive aftermarket supply chain. First is “warehouse distribution.” Into this market we sell our Autopart product to new prospects.  Autopart enables large warehouses with hundreds of thousands of stock keeping units ("SKU") to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber” or parts store. Into this market segment we also sell our Autopart product, which manages a jobber’s business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that the jobber’s client needs, either via the Internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the tire and auto service businesses which repair and maintain automobiles. The tire and auto service businesses need systems that enable them to efficiently and simply manage essential business processes, whether as a single entity or multi-location operation. Into this segment we sell our Autowork Online and VAST products. Our Autocat solution is an Internet based parts identification tool and when used in conjunction with “OpenWebs™”, an electronic trading solution, it allows the three market segments mentioned above, to connect to each other to allow electronic ordering to take place in real time both up and down the supply chain. The UK Market differs from that of NA in that it does not have the same number of large warehouse distribution centers. In the UK Market, we sell the Autopart product to the jobber market and we sell Autowork Online to the auto service market.  In the UK, we also sell our Autocat solution in conjunction with Autonet which is the UK equivalent of OpenWebs.

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

•

e-commerce and online services and products that connect manufacturers, warehouse distributors, retailers and automotive service providers via the Internet. These products enable electronic data interchange throughout the automotive aftermarket supply chain among the different trading partners. They also enable procurement and business services to be projected over the Internet to an expanded business audience. Some clients use our information products on their own websites and intranets and some clients use our systems and branded software to obtain relevant and up-to-date information via the Internet; and

•	customer support and consulting services that provide phone and online support, implementation and training.

Need for Technology Solutions

A variety of factors drive the automotive market’s need for sophisticated technology solutions, including the following:

Inventory Management

Industry sources suggest that approximately 35% of parts produced are never sold and 30% of parts stocked are never sold. Approximately 25% of parts sold are eventually returned due to insufficient knowledge or capability by either the parts supplier counterman or the auto service provider installer. Clearly, there is substantial inefficiency in the automotive aftermarket supply chain. This inefficiency results in excess inventory carrying costs, logistical costs and the over-production of parts and tires at the manufacturer level. We believe the combination of business systems software, information products, and connectivity services we offer can assist in overcoming these inefficiencies.

Competition

In NA, the need for technology solutions has been accelerated by the expansion of large specialty parts retailers such as AutoZone, Inc. and Advance Auto Parts, Inc. and large auto service chains like Monro Muffler Brake, Inc. This expansion has driven smaller competitors to computerize or upgrade their existing systems with more modern business management solutions enabled for information products and online services. Many of the systems used by smaller competitors today are older, character-based or systems developed in-house that have a limited ability to integrate current information products and online services.

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

Customer Service Requirements

Consumer demand for same-day repair service and the need to maintain efficient use of repair bays, force automotive service providers to demand prompt and accurate delivery of specific parts and tires from their suppliers. Getting the required product promptly depends on all the parties having access to timely information about product price and availability. To meet these demanding customer service requirements successfully, automotive aftermarket participants need business management systems, product information and online services that enable workers to reliably and accurately transact their business between warehouse distributors, parts stores and automotive service providers.

Regional Efficiencies

The use and availability of a combination of business management systems, information products and online services has resulted in the development of regional trading networks among auto service providers, stores and warehouse distributors of parts and tires. This enables participants to achieve the efficiencies and customer service levels that are critical to being competitive and successful against the larger retail and service chains in the automotive aftermarket.

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

To date, our management has identified five areas of focus to drive our business.  The first area is the continued growth of SaaS revenues derived from delivering our business management software via the ‘cloud’.  At present, many of our customers have our software installed in-house.  However, market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for these businesses to purchase supporting software and hardware for an on premise system or the need to keep information technology personnel on staff to monitor and upgrade such a system.

We introduced our first subscription-based service solution over the Internet in 2005 in the UK Market, and we began marketing our first cloud system to customers in North America in 2013. Since that time, we have significantly expanded our cloud-based offerings and are offering customers that maintain in-house installations the option to move to our cloud-computing model. While transitioning our MAM UK customers to a cloud computing model results in a decrease in our up-front revenue recognition, we believe that this is a necessary transition and is in the best interests of our customers and our own long-term business prospects as an increasing number of our customers are looking for solutions that are highly functional, easy to use, configurable, and fast.

To date, Autowork Online, our auto service solution in the UK Market and Autopart Online, our parts store solution, are being delivered in this way.  Both products have been developed under the 'cloud' computing model.  This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly, but 'rent' it over a fixed period of time.  We believe that this will be a growing area in the UK and NA Markets as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service.

Autowork Online was launched in 2010 and as of June 30, 2017 we had 2,932 customers subscribing to this service.  A white label version of this product, which is our product rebranded by a different company, is being sold into the NA Market by ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA Market.  As of June 30, 2017, we had 409 customers subscribing to this service.

We have been developing VAST Online, the 'cloud' version of our VAST platform, which we expect to launch in the first half of fiscal year 2018.  We have been working with Goodyear to deliver a version of VAST Online that will be rolled out across the Goodyear network starting in fiscal 2018, as their next generation ‘cloud’ based point of sale solution.  The VAST Online product will be promoted to the wider NA Market and UK Market.

The second area of focus is the sales and marketing strategy within the NA Market. MAM NA business will continue to invest in sales and marketing activity to help further expand the MAM brand and build our pipeline in the NA market.

The third area of focus relates to our information service, Autocat, an electronic auto parts catalog that uses the DaaS distribution model.  MAM centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application.  Data can also be 'consumed' via a web service for integration into B2C websites.  Information in Autocat is maintained through verification and standardization process, with updates published daily.

In the UK Market, there are in excess of 10,000 end-users (warehouse distributors, parts stores and auto service providers) of our information products, to whom a monthly or annual subscription fee is charged. The majority of those users have Autocat integrated into their business management software. Our management believes having a version of Autocat in the NA Market will help to create interest in our business management software solutions.

The fourth area of focus is to sustain levels of growth in MAM UK by concentrating on vertical markets, which share common issues to that of the automotive market. We have developed a reputation of providing high levels of service and knowledge within the automotive market, and we are now working on replicating this reputation in these additional vertical markets.

The fifth area of focus is the continued investment in research and development that allows us to deliver innovative new solutions and modules in the prior areas of focus. During the year ended June 30, 2017, we invested in the development of VAST Online and a version of Autocat for the NA Market as well as introducing a number of enhancements to our existing products which created additional value for existing and prospective customers.

Additional Vertical Markets: Plumbing Merchants, Electrical Wholesalers, Builders Merchants and Lumber Merchants

We believe that construction-related businesses would benefit from the business management and distribution systems developed by MAM for its customers in the automotive aftermarket. We already have 100 clients in the UK Market operating in the plumbing, building, lumber, and electrical wholesale distribution markets that are using a derivative of MAM's Autopart product, known as “Trader.” We originally moved the Autopart product into these additional vertical markets a number of years ago after being approached by companies operating within these vertical markets that could not find a suitable management solution. To date, these additional vertical markets have made only a limited contribution to the revenues of MAM Ltd.

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

Given the current opportunities in the automotive market, and the resources required to ensure the successful development and launch of several major projects, exploring additional vertical markets has been a lower strategic priority during the year ended June 30, 2017.  We will continue to monitor the market and generate a reasonable amount of new interest in this area.  During the year ending June 30, 2018, we expect this area of our business to be a greater part of our strategic discussions; however, at this time, we remain focused on executing on our present and near-term project commitments.

Strategic Goals

We are looking to increase our share of the NA Market by (i) increasing the sales and marketing presence of our Autopart product, (ii) focusing on the tire and service and repair sector of the market (iii) and establishing Autocat and OpenWebs™ as the e-commerce standard within the Automotive market. In the UK Market, we expect to continue to grow our market share through (i) moving our business management software into new vertical markets and (ii) increasing our footprint within the automotive aftermarket.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 64% and 71% for the years ended June 30, 2017 and 2016, respectively.  As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and in some instances may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate.  The exchange rate for MAM UK’s operating results was US $1.26820 per GBP for the year ended June 30, 2017, as compared to US $1.48357 per GBP for the year ended June 30, 2016.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating assets and liabilities of MAM UK was US $1.30017 per GBP at June 30, 2017, as compared to US $1.33898 per GBP at June 30, 2016.

Currency translation income (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($3.3) million and ($3.0) million as of June 30, 2017 and 2016, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts.  The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life.  However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted.  As of June 30, 2017, deferred revenue was $2.0 million.

Results of Operations

Net Revenues. Our net revenues for the fiscal year ended June 30, 2017 compared with the year ended June 30, 2016 were as follows (dollars in thousands):

	For the Year Ended June 30,
Net Revenues	2017	2016	$ Variance	% Variance
MAM UK:
Recurring	$17,769	$18,589	$(820)	(4)%
Non-recurring	2,509	4,239	(1,730)	(41)%
Total MAM UK Revenues	$20,278	$22,828	$(2,550)	(11)%

MAM NA:
Recurring	$8,273	$7,009	$1,264	18%
Non-recurring	3,045	2,375	670	28%
Total MAM NA Revenues	$11,318	$9,384	$1,934	21%

Total Net Revenues	$31,596	$32,212	$(616)	(2)%

Total net revenues increased $2.8 million, but was offset by unfavorable foreign currency exchange rates movements of $3.4 million.

Net revenues from our MAM UK operations decreased primarily as a result of unfavorable foreign currency exchange rate movements of $3.4 million.  MAM UK’s revenue also included a $2.2 million increase in recurring revenues and a $1.3 million decrease in systems sales due to our shift to a SaaS platform, including custom development projects.

Net revenues from our MAM NA operations increased for recurring and system sales as a result of overall growth in the market for SaaS and perpetual license sales and professional services.

Cost of Revenues.  Our cost of revenues for the fiscal year ended June 30, 2017, compared with the year ended June 30, 2016 were as follows (dollars in thousands):

	For the Year Ended June 30,
	2017	2016	$ Variance	% Variance
Cost of Revenues:
MAM UK	$9,140	$10,013	$(873)	(9)%
MAM NA	5,053	4,585	468	10%
Total Cost of Revenues	$14,193	$14,598	$(405)	(3)%

For the year ended June 30, 2017 compared to the same period in the prior year, cost of revenues increased $1.1 million which was offset by favorable foreign currency rate movements of $1.5 million.  Increases in costs of services were primarily due to increases in professional services headcount and hosting infrastructure to support growth.

Operating Expenses. Our operating expenses for the fiscal year ended June 30, 2017, compared with the year ended June 30, 2016 (dollars in thousands):

	For the Year Ended June 30,
	2017	2016	$ Variance	% Variance
Operating Expenses:
Research and development	$3,791	$3,777	$14	-%
Sales and marketing	3,659	4,009	(350)	(9)%
General and administrative	5,505	5,658	(153)	(3)%
Depreciation and amortization	231	370	(139)	(38)%
Total Operating Expenses	$13,186	$13,814	$(628)	(5)%

Research and Development Expenses. For the year ended June 30, 2017, compared to the same period in the prior year, R&D expenses increased due to a $0.4 million increase in development resources in order to support new client developments, offset by $0.4 million in favorable foreign exchange rate currency movements.  R&D expenses for the years ended June 30, 2017 and 2016 excluded $2.7 million and $2.8 million, respectively, of capitalized costs.

Sales and Marketing Expenses. For the year ended June 30, 2017 compared to same period in the prior year, sales and marketing expenses decreased primarily due to a $0.3 million impact from foreign currency movements.

General and Administrative Expenses. For the year ended June 30, 2017 compared to the same period in the prior year, general and administrative expenses increased $0.1 million after a $0.3 million decrease from favorable foreign currency exchange rate movements.  The increase was due to changes in the annual incentive plans.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were lower primarily due to certain assets becoming fully depreciated during fiscal year 2016 and favorable foreign currency movements.

Other Income (Expense). Interest expense increased by $0.3 million to $0.6 million for the year ended June 30, 2017, as compared to expense of $0.3 million for the year ended June 30, 2016.  The increase in interest expense was due to the acceleration of the amortization of deferred financing costs associated with the termination of our Prior Credit Facility (defined below). Other income for the year ended June 30, 2016, included a $217,000 gain from the settlement of liabilities with certain vendors.

Income Taxes. Income taxes decreased $1.1 million due to an income tax benefit of $0.9 million for the year ended June 30, 2017, as compared to income tax expense of $0.2 million for the year ended June 30, 2016. The effective tax rate was negative 25% for the year ended June 30, 2017, as compared to 5% for the year ended June 30, 2016.  The decrease in the effective tax rate was due to the partial release of our valuation allowance of $3.1 million due to our assessment that our deferred tax assets are more likely than not to be recognized and the adoption of ASU 2016-09.

 Liquidity and Capital Resources

	June 30,	June 30,
(in thousands)	2017	2016

Net cash provided by operating activities	$5,525	$3,245
Net cash used in investing activities	(2,825)	(3,419)
Net cash used in financing activities	(1,840)	(5,623)
Effect of exchange rate changes	(91)	(505)
Net change in cash and cash equivalents	769	(6,302)
Cash and cash equivalents at beginning of period	491	6,793
Cash and cash equivalents at end of period	1,260	491

For the Year Ended June 30, 2017

Net cash provided by operating activities was primarily due to net income of $4.6 million, non-cash adjustments of negative $0.2 million, and positive changes in working capital of $1.1 million.

The positive changes in working capital were due to an increase in income tax payable related to taxes on foreign dividends and decreases in income tax receivables for receipt of payment for tax credits related to our MAM UK operations and an increase in deferred revenue due to an increase in SaaS deals and deposits paid on larger perpetual deals.  These increases to working capital were partially offset by a decrease in payroll and accrued taxes due to the timing of payments and an increase in accounts receivable due to timing of customer payments.

Net cash used in investing activities was primarily due to capitalized software development costs of $2.7 million, primarily related to the development of VAST Online and Autocat for NA.

Net cash used in financing activities relates primarily to the repayment of the Prior Credit Facility (defined below) and equipment financing with the New Credit Facility (defined below) of $8.9 million. Prior to the extinguishment of the Prior Credit Facility, repayments were made of $1.6 million, offset by additional proceeds from the prior revolving loan facility of $0.6 million. Payments on the New Credit Facility were made of $0.5 million.

For the Year Ended June 30, 2016

Net cash provided by operating activities was due to net income of $3.6 million, non-cash adjustments of $1.7 million and negative changes in working capital of $2.0 million.

Net cash used in investing activities was primarily due to capitalized software development costs of $2.8 million, primarily related to the development of VAST Online and Autocat for NA and the purchase of Origin for $0.5 million.

Net cash used in financing activities relates to the $15.0 million repurchase of stock through a tender offer, partially offset by $10.5 million of borrowings to fund a portion of the tender offer.

Fiscal 2018 Liquidity and Capital Resource Outlook

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

On December 1, 2015, we entered into a credit agreement with J.P. Morgan Chase Bank, N.A. (“JPM Credit Facility”) to provide for borrowings up to $12.0 million consisting of a $9.5 million term loan and a $2.5 million revolver.  On December 1, 2015, we borrowed $10.5 million under the JPM Credit Facility to fund a portion of the Tender Offer (see Note 8). On September 26, 2016, we entered into an amendment to its JPM Credit Facility (the "Amendment", and as amended, the "Prior Credit Facility"). The Amendment changed certain loan covenants, including the financial ratios and liquidity requirements.

On March 2, 2017, we entered into a credit facility ("New Credit Facility") with Univest Bank and Trust Co. (“Univest”).  In connection with the New Credit Facility, the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the "Credit Agreements"). The New Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver.  We used the initial proceeds of the Credit Facility to repay all of our obligations under our Prior Credit Facility. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBO Rate (as defined in the Credit Agreements) or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants.  The maturity date under the Credit Agreements is August 1, 2021.  Under the terms of the New Credit Facility, we are required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations.  Our obligations under the New Credit Facility are secured by all of our US assets and are guaranteed by our US wholly-owned subsidiary, MAM Software Inc.  Additionally, we pledged 65% of the stock of MAM Software Limited, our UK subsidiary.

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

Working Capital

Working capital was consistent at June 30, 2017 at ($1.0) million, as compared to ($0.9) million at June 30, 2016. Working capital included the current portion of long-term debt of $1.7 million and $1.9 million at June 30, 2017 and 2016, respectively, which were primarily related to the development of VAST Online and Autocat for NA.

Capital Expenditures

Capital expenditures for the years ended June 30, 2017 and 2016 were $2.8 million and $3.0 million, respectively.  The capital expenditures included capitalized software development costs of $2.7 million and $2.8 million for the years ended June 30, 2017 and 2016, respectively.

 Fiscal 2018 Outlook

We expect to see continued revenue growth from both our MAM NA and MAM UK operations during fiscal 2018. We also expect to see continuing improvement in profitability due to the increase in revenue, partially offset by our continued investment in growth initiatives, including R&D.

Our growth plan for the UK Market includes expanding our presence in automotive aftermarket and expanding into new vertical markets, including lumber and hardware. Our growth plan for the NA Market is focused on expanding our presence in the automotive aftermarket, including launching our new VAST Online and Autocat products, while also growing our established products, including Autopart.

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

Revenues from MAM UK continue to generate positive cash flows and we continue to see improvements in MAM NA. Our current plans still require us to hire additional professional services, support and sales and marketing staff to support our growth initiatives.

We believe our plan will strengthen our relationships with our existing customers and provide new income streams.  If we experience negative cash flows, we may be required to borrow more debt or limit our growth plan.

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk. that could arise if we had engaged in such relationship.

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

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is capitalized and recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product and, the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact our results of operations.

Goodwill

Goodwill that has an indefinite useful life is not amortized but rather are tested at least annually for impairment. Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by us.

Long-Lived Assets

Our management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2017, management believed there was no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

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

In those instances in which arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies, we account for the arrangements using contract accounting, as follows:

•

when customer acceptance can be estimated, but reliable estimated costs to complete cannot be determined, expenditures are capitalized as work-in process and deferred until completion of the contract at which time the costs and revenues are recognized.

•

when customer acceptance cannot be estimated based on historical evidence, costs are expensed as incurred and revenue is recognized at the completion of the contract when customer acceptance is obtained

We record amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheets.

Revenues for maintenance agreements, software support, online services and information products are recognized ratably over the term of the service agreement.

We recognize revenue on a net basis, which excludes sales tax collected from customers and remitted to governmental authorities.

Cost of Revenues

Cost of revenues primarily consists of expenses related to delivering our service and providing support, amortization expense associated with capitalized software related to our services and acquired developed technologies and certain fees paid to various third parties for the use of their technology, services and data. Included in costs of revenues are cost of professional services, which consists primarily of employee-related costs associated with these services, the cost of subcontractors, certain third-party fees, and allocated overhead.

As we continue to invest in new products and services, the amortization expense associated with these capitalizable activities will be included in cost of revenues. Additionally, as we enter into new contracts with third parties for the use of their technology, services or data, or as our sales volume grows, the fees paid to use such technology or services may increase. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.

Stock-Based Compensation

or valuing stock options awards, we have elected to use the Black-Scholes Merton option pricing valuation model (“Black-Scholes”). For the expected term, we use a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility we consider our own volatility as applicable for valuing its options and warrants. With the adoption of ASU 2016-0909 during the year ended June 30, 2017, forfeitures will be accounted for prospectively as they are incurred, rather than estimated at time of grant. The risk-free interest rate is based on the relevant US Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; we currently have no plans to pay dividends.

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

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during the period from non-owner sources. For the years ended June 30, 2017 and June 30, 2016, the components of comprehensive income consisted of foreign currency translation gains (losses).

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for the fiscal year ended June 30, 2019 and interim reporting periods within that year. Early adoption is permitted. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.  The update provides guidance for how certain cash receipts and cash payments are to be presented on the statement of cash flows.  ASU 2016-15 will be effective for the Company beginning the first quarter of fiscal 2018.  Early adoption is permitted. ASU 2016-15 is to be adopted using the retrospective transition method, unless it is impracticable, in which case it can be applied prospectively as of the earliest practical date. The Company does not expect the adoption of ASU 2016-15 to have a significant impact on the disclosure or cash flow presentation in our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The update requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for years beginning after December 15, 2019. We are currently assessing the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for annual and interim periods beginning after December 15, 2016.   The Company has performed a review of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretative guidance. The Company is assessing impact of the five-step model of the new standard on its contracts compared the results to current accounting practice.  The Company plans to adopt ASU 2014-09 on July 1, 2018. The Company has not yet determined whether it will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to equity.  The new standard could change the amount and timing of revenue and costs under certain arrangement types and could increase the administrative burden on Company operations to properly account for customer contracts and provide the more expansive required disclosures. The Company is currently evaluating the impact of adopting ASU 2014-09, but has not yet determined what effect, if any, the new guidance will have on its financial position, results of operations or cash flows.

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

The consolidated financial statements, notes to the consolidated financial statements and report of MAM’s independent registered public accounting firm required to be filed in response to this Item 8 begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2017.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by MAM's independent registered public accounting firm as we are a smaller reporting company and not required to provide the report.

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

Changes in Internal Control over Financial Reporting

There were no changes in MAM’s internal control over financial reporting in our fourth fiscal quarter of the fiscal year ended June 30, 2017 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our 2018 Annual Meeting of Shareholders under the headings “Information about Director Nominees,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2017.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our 2018 Annual Meeting of Shareholders under the heading “Executive Compensation,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our 2018 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2017.

Securities Authorized for Issuance Under the Equity Compensation Plans

The following summarizes information regarding the number of units that are available for issuance under all of the Company's equity compensation plans as of June 30, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Unit Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Unit Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	68,224	$1.30	-
Equity compensation plans not approved by security holders	-	-	-
	68,224	$1.30	-

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our 2018 Annual Meeting of Shareholders under the headings “Corporate Governance,” and “Certain Relationships and Related Transactions,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2017.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our 2018 Annual Meeting of Shareholders under the heading “Ratification of Appointment of Our Independent Registered Public Accounting Firm,” which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2017.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheets of MAM Software Group, Inc. as of June 30, 2017 and 2016, the related statements of comprehensive income, stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of KMJ Corbin & Company LLP, an independent registered public accounting firm, are filed herewith.

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

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10KSB filed on February 16, 2007).

4.1	Form of Certificate of Common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.2	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

10.1	Credit Agreement, dated as of December 1, 2015 by and among MAM Software Group, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 4, 2015)

10.2

Revolving Credit Note, dated December 1, 2015, by and among MAM Software Group, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to our Form 8-K dated December 4, 2015).

10.3	Term Note, dated December 1, 2015, by and among MAM Software Group, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Form 8-K dated December 4, 2015).

10.4

Pledge and Security Agreement, dated December 1, 2015, by and among MAM Software Group, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to our Form 8-K dated December 4, 2015).

10.5

Deed of Negative Pledge Agreement, dated December 1, 2015, by and among MAM Software Group, Inc., MAM Software Limited, and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.6 to our Form 8-K dated December 4, 2015).

10.6

Guaranty of Payment Agreement, dated December 1, 2015, by and among MAM Software, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.7 to our Form 8-K dated December 4, 2015).

10.7	Credit Agreement dated as of March 2, 2017, among MAM Software Group, Inc. and Univest Bank and Trust Co. (incorporate by reference to Exhibit 10.1 to our Form 8-K dated March 8, 2017).

10.8	Revolving Credit Note dated March 2, 2017, in the principal amount of $2,750,000 (incorporate by reference to Exhibit 10.2 to our Form 8-K dated March 8, 2017).

10.9	Term Note dated March 2, 2017, in the principal amount of $8,750,000 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 8, 2017).

10.10

Pledge and Security Agreement dated as of March 2, 2017, by and between MAM Software Group, Inc., Borrower, and Univest Bank and Trust Co., on behalf of Lender and the other Secured Parties (incorporated by reference to Exhibit 10.4 to our Form 8-K dated March 8, 2017).

10.11

Pledge and Security Agreement dated as of March 2, 2017, by and between MAM Software, Inc., Grantor, and Univest Bank and Trust Co., on behalf of Lender and the other Secured Parties (incorporated by reference to Exhibit 10.5 to our Form 8-K dated March 8, 2017).

10.12

Deed of Negative Pledge Agreement dated as of March 2, 2017, by and between MAM Software Group, Inc. and MAM Software Limited and Univest Bank and Trust Co. (incorporated by reference to Exhibit 10.6 to our Form 8-K dated March 8, 2017).

10.13

Guaranty of Payment Agreement dated as of March 2, 2017, by MAM Software Group, Inc., a Guarantor, in favor of Univest Bank and Trust Co., as Lender (incorporated by reference to Exhibit 10.7 to our Form 8-K dated March 8, 2017).

10.14	2007 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D of the Company’s revised Definitive Proxy Statement filed on May 19, 2008).

10.15‡

Employment Agreement effective as of July 1, 2010 between the Company and Michael Jamieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2010).

10.16‡

Employment Agreement effective as of April 1, 2017 between the Company and Michael Jamieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2017).

10.17‡

Employment Agreement effective as of October 16, 2015 between the Company and Brian H. Callahan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

10.18‡	Employment Agreement effective as of July 1, 2013 between the Company and Lee Broad (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on September 24, 2015).

10.19‡

Separation Agreement effective as of October 19, 2015 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on February 16, 2016).

10.20‡

MAM Software Group, Inc. Employee Stock Purchase Plan, effective as of December 16, 2011 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed Septeber 26, 2016).

10.21

Amended Credit Agreement, dated as of September 26, 2016, by and among MAM Software Group, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on September 26, 2016).

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual report on Form 10KSB/A for the fiscal year ended June 30, 2007 filed October 15, 2007).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of KMJ Corbin & Company LLP (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

‡ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAM Software Group, Inc.

Date: September 28, 2017	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 28, 2017	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 28, 2017	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 28, 2017	By:	/s/ Frederick Wasserman
Frederick Wasserman
Chairman of the Board of Directors

Date: September 28, 2017	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Director

Date: September 28, 2017	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV
Director

Date: September 28, 2017	By:	/ S / Peter H. Kamin
Peter H. Kamin
Director

FINANCIAL STATEMENTS

MAM SOFTWARE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MAM Software Group, Inc.

We have audited the accompanying consolidated balance sheets of MAM Software Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAM Software Group, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

September 28, 2017

MAM SOFTWARE GROUP, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	June 30,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$1,260	$491
Accounts receivable, net of allowance of $332 and $359, respectively	4,644	4,627
Inventories	384	221
Prepaid expenses and other current assets	1,433	1,495
Income tax receivable	168	535
Total Current Assets	7,889	7,369

Property and Equipment, Net	511	581

Other Assets
Goodwill	8,191	8,363
Intangible assets, net	639	739
Software development costs, net	7,634	5,234
Deferred income taxes	1,679	-
Other long-term assets	109	68
TOTAL ASSETS	$26,652	$22,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,334	$1,618
Accrued expenses and other liabilities	2,165	1,811
Payroll and other taxes	815	1,188
Current portion of long-term debt	1,734	1,879
Current portion of deferred revenue	1,477	939
Sales tax payable	761	750
Income tax payable	506	1
Total Current Liabilities	8,792	8,186

Long-Term Liabilities
Deferred revenue, net of current portion	534	273
Deferred income taxes	682	535
Long-term debt, net of current portion	6,386	7,808
Other long-term liabilities	583	533
Total Liabilities	16,977	17,335

Commitments and Contingencies

Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000 shares authorized, 12,313 shares issued and 12,308 shares outstanding at June 30, 2017, and 13,199 shares issued and 12,410 shares outstanding at June 30, 2016	1	1
Additional paid-in capital	14,180	16,162
Accumulated other comprehensive loss	(3,283)	(2,985)
Accumulated deficit	(1,207)	(5,785)
Treasury stock at cost, 5 shares at June 30, 2017 and 790 shares at June 30, 2016	(16)	(2,374)
Total Stockholders' Equity	9,675	5,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,652	$22,354

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	For the Years Ended
	June 30,
	2017	2016
Net revenues	$31,596	$32,212
Cost of revenues	14,193	14,598
Gross Profit	17,403	17,614

Operating Expenses
Research and development	3,791	3,777
Sales and marketing	3,659	4,009
General and administrative	5,505	5,658
Depreciation and amortization	231	370
Total Operating Expenses	13,186	13,814

Operating Income	4,217	3,800

Other Income (Expense)
Interest expense, net	(559)	(276)
Gain on settlement of liabilities	-	217
Total other expense, net	(559)	(59)

Income before provision (benefit) for income taxes	3,658	3,741

Provision (benefit) for income taxes	(920)	189

Net Income	$4,578	$3,552

Earnings per share attributed to common stockholders - basic	$0.39	$0.29
Earnings per share attributed to common stockholders - diluted	$0.39	$0.28
Weighted average common shares outstanding – basic	11,732	12,314
Weighted average common shares outstanding – diluted	11,786	12,490

Net Income	$4,578	$3,552
Foreign currency translation loss	(298)	(1,744)
Total Comprehensive Income	$4,280	$1,808

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Total
Balance July 1, 2015	-	$-	15,027	$2	$31,186	(760)	$(2,213)	$(1,241)	$(9,337)	$18,397
Common stock issued as compensation – Includes amortization of unvested shares (See Note 8)	-	-	233	-	434	-	-	-	-	434
Shares surrendered for taxes		-	(61)	-	(341)	-	-	-	-	(341)
Repurchase of common stock for treasury	-	-	-	-	-	(30)	(161)	-	-	(161)
Repurchase of common stock in tender offer	-	-	(2,000)	(1)	(15,117)	-	-	-	-	(15,118)
Foreign currency translation	-	-	-	-	-	-	-	(1,744)	-	(1,744)
Net income	-	-	-	-	-	-	-	-	3,552	3,552
Balance June 30, 2016	-	$-	13,199	$1	$16,162	(790)	$(2,374)	$(2,985)	$(5,785)	$5,019
Common stock issued as compensation – Includes amortization of unvested shares (See Note 8)	-	-	68	-	510	-	-	-	-	510
Forfeiture of restricted stock	-	-	(187)	-	-	-	-	-	-	-
Common stock surrendered to pay for tax withholding	-	-	(26)	-	(150)	-	-	-	-	(150)
Common stock issued for options exercised	-	-	44	-	16	-	-	-	-	16
Retirement of treasury stock	-	-	(785)	-	(2,358)	785	2,358	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	(298)	-	(298)
Net income	-	-	-	-	-	-	-	-	4,578	4,578
Balance June 30, 2017	-	$-	12,313	$1	$14,180	(5)	$(16)	$(3,283)	$(1,207)	$9,675

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,578	$3,552
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	283	257
Depreciation and amortization	537	648
Amortization of debt discount and debt issuance costs	139	32
Deferred income taxes	(1,523)	359
Stock-based compensation expense	375	383

Changes in assets and liabilities:
Accounts receivable	(386)	(881)
Inventories	(169)	(70)
Prepaid expenses and other assets	(6)	42
Income tax receivable	352	(535)
Accounts payable	(264)	(215)
Accrued expenses and other liabilities	514	(988)
Income tax payable	593	-
Payroll and other taxes	(314)	183
Deferred revenue	816	478
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,525	3,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(96)	(207)
Capitalized software development costs	(2,729)	(2,759)
Business acquisition, net of cash acquired	-	(453)
NET CASH USED IN INVESTING ACTIVITIES	(2,825)	(3,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock for treasury	-	(161)
Repurchase of common stock	-	(15,000)
Common stock surrendered to pay for tax withholding	(150)	-
Payment for acquisition of debt	(144)	(123)
Payment of fees for repurchase of common stock	-	(118)
Proceeds from long-term debt	9,519	10,729
Repayment of long-term debt	(11,081)	(950)
Proceeds from exercise of stock options	16	-
NET CASH USED IN FINANCING ACTIVITIES	(1,840)	(5,623)

Effect of exchange rate changes	(91)	(505)
Net change in cash and cash equivalents	769	(6,302)
Cash and cash equivalents at beginning of year	491	6,793
Cash and cash equivalents at end of year	$1,260	$491

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	For the Years Ended
	June 30,
	2017	2016
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$413	$221
Income taxes	$11	$665

Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock in settlement of accrued liabilities	$154	$93
Retirement of treasury stock	$2,358	-
Common stock surrendered for payment of taxes	$-	$341

 The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016

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

No customers accounted for more than 10% of the Company’s revenues for each of the years ended June 30, 2017 and 2016. No customers accounted for more than 10% of the Company’s accounts receivable at June 30, 2017 and 2016.

Segment Reporting

The Company operates in one reportable segment.  Though the Company has two operational segments (MAM UK and MAM NA), the Company evaluated these segments in accordance with ASC 280-10-50, Segment Reporting, and determined that the segments have the same economic characteristics, are similar in the following areas and can therefore be aggregated into one reportable segment:

1.	The products and services are software and professional services
2.	The products are produced through professional services
3.	The customers for these products are primarily for the automotive aftermarket
4.	The method to distribute these products are via software that the customer can host locally or the Company will host
5.	They both operate in a non-regulatory environment

Geographic Concentrations

The Company conducts business in the US and Canada (US and Canada are collectively referred to as the “NA Market”), and the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”). For customers headquartered in their respective countries, the Company derived approximately 63% of its revenues from the UK, 35% from the US, 1% from Ireland, and 1% from Canada during the year ended June 30, 2017, compared to 70% of its revenues from the UK, 28% from the US, 1% from Ireland, and 1% from Canada during the year ended June 30, 2016.

At June 30, 2017, the Company maintained 76% of its net property and equipment in the UK and the remaining 24% in the US.  At June 30, 2016, the Company maintained 79% of its net property and equipment in the UK and the remaining 21% in the US.

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

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is capitalized and recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of:  the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product and, the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. Amortization of capitalized software development costs are included in the cost of revenues line on the consolidated statements of comprehensive income.  If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer contracts/relationships, automotive data services, and acquired intellectual property and are recorded at cost. Completed software technology and customer contracts/relationships are amortized using the straight-line method over their estimated useful lives of 9 to 10 years, automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years and acquired intellectual property is amortized over the estimated useful life of 10 years.

Goodwill

Goodwill is not amortized, but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of June 30, 2017, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of goodwill in the future.

Goodwill activity for the years ended June 30, 2017 and 2016 was as follows (in thousands):

Balance, July 1, 2015	$9,202
Acquisition of Origin (see Note 2)	202
Effect of exchange rate changes	(1,041)
Balance, June 30, 2016	$8,363
Effect of exchange rate changes	(172)
Balance, June 30, 2017	$8,191

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows over their remaining useful lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2017, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of long-term debt.  Debt issuance costs are amortized over the term of the financing instrument using the effective interest method.  Debt issuance costs are presented in the condensed consolidated balance sheets as an offset against the current and non-current portions of long-term debt.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the stock-based compensation in net income. Compensation expense associated with market-based restricted stock is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based restricted stock is determined based on the number of shares granted and the fair value on the date of grant. For valuing stock options awards, the Company has elected to use the Black-Scholes model. For the expected term, the Company uses a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants. With the adoption of ASU 2016-09 during the year ended June 30, 2017, forfeitures will be accounted prospectively for as they are incurred, rather than estimated at time of grant. The risk-free interest rate is based on the relevant US Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.  The fair value of stock-based awards is amortized over the vesting period of the award or expected vesting date of the market-based restricted shares and the Company elected to use the straight-line method for awards granted.

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

In those instances, in which arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies, the Company accounts for the arrangements using contract accounting, as follows:

•

when customer acceptance can be estimated, but reliable estimated costs to complete cannot be determined, expenditures are capitalized as work-in process and deferred until completion of the contract at which time the costs and revenues are recognized.

•

when customer acceptance cannot be estimated based on historical evidence, costs are expensed as incurred and revenue is recognized at the completion of the contract when customer acceptance is obtained.

The Company records amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheets. Revenues for maintenance agreements, software support, online services and information products are recognized ratably over the term of the service agreement.

The Company recognizes revenue on a net basis, which excludes sales tax collected from customers and remitted to governmental authorities.

Cost of Revenues

Cost of revenues primarily consists of expenses related to delivering our service and providing support, amortization expense associated with capitalized software related to our services and acquired developed technologies and certain fees paid to various third parties for the use of their technology, services and data. Included in costs of revenues are cost of professional services, which consists primarily of employee-related costs associated with these services, the cost of subcontractors, certain third-party fees, and allocated overhead.

As we continue to invest in new products and services, the amortization expense associated with these capitalizable activities will be included in cost of revenues. Additionally, as we enter into new contracts with third parties for the use of their technology, services or data, or as our sales volume grows, the fees paid to use such technology or services may increase. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2017 and 2016, advertising expense totaled $0.4 million and $0.4 million, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation (loss) gain adjustment totaled $(0.3) million and $(1.7) million for the years ended June 30, 2017 and 2016, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no foreign currency transaction gain (loss) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2017 and 2016, the components of comprehensive income consist of foreign currency translation gains (losses).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended June 30, 2017, the Company recognized penalties of $0.1 million on the Company’s consolidated balance sheet and in the consolidated statement of comprehensive income. During the year ended June 30, 2016, the Company did not recognize any interest and/or penalties.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the years ended June 30, 2017 and 2016 there were common share equivalents of 54,008 and 175,863, respectively, included in the computation of the DEPS. For the years ended June 30, 2017 and 2016, 503,951 and 691,505 shares of common stock, respectively, vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended June 30 (in thousands, except for per share amounts):

	2017	2016
Numerator:
Net income	$4,578	$3,552

Denominator:
Basic weighted-average shares outstanding	11,732	12,314
Effect of dilutive securities	54	176
Diluted weighted-average diluted shares	11,786	12,490
Basic earnings per common share	$0.39	$0.29
Diluted earnings per common share	$0.39	$0.28

Reclassifications

Certain expenses were reclassified from depreciation and amortization to cost of revenues in the accompanying consolidated statement of comprehensive income for the year ended June 30, 2016, in order to conform to the current period presentation.

The Company adopted Accounting Standards Update ("ASU") 2015-03, Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis on July 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2016, net debt issuance costs of $91,000 were reclassified in the consolidated balance sheet from other long-term assets to an offset against the current and non-current portions of long-term debt.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in the Company’s consolidated statements of comprehensive income as a component of the provision for income taxes on a prospective basis. Excess tax benefits are classified as an operating activity in our consolidated statements of cash flows and we have applied this provision on a retrospective basis. We elected to early adopt this standard in the fourth quarter of our fiscal year that began July 1, 2016. As of June 30, 2016, we had excess tax benefits for which benefits could not be previously recognized of approximately $0.7 million, due to net operating loss carryforwards resulting from the windfall tax benefits. Upon adoption, we recognized the previously unrecognized excess tax benefits of $0.7 million with an offsetting increase in our valuation allowance using a modified retrospective method through a cumulative effect adjustment to the accumulated deficit, with no net impact on our financial statements at the effective date of July 1, 2016. In addition, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. There was no additional impact to the Company’s consolidated financial statements as a result of adopting ASU 2016-09.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, an update to ASC 740, Income Taxes (“Update”). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Update permits earlier application by all entities as of the beginning of any interim or annual reporting period. This Update may be applied to all deferred tax liabilities and assets prospectively. The Company chose to adopt the Update prospectively beginning in the year ended June 30, 2017.

 Accounting Standards Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for the fiscal year ended June 30, 2019 and interim reporting periods within that year. Early adoption is permitted. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the new guidance, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. ASU 2017-04 will be effective for the Company for the fiscal year ended June 30, 2021. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a significant impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The update requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and will be effective for the Company for the fiscal year ended June 30, 2021. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for annual and interim periods beginning after December 15, 2016. The Company has performed a review of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretative guidance. The Company is assessing the impact of the five-step model of the new standard on its contracts compared to the results of current accounting practice.  The Company plans to adopt ASU 2014-09 on July 1, 2018. The Company has not yet determined whether it will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to retained earnings. The new standard could change the amount and timing of revenue and costs under certain arrangement types and could increase the administrative burden on the Company’s operations to properly account for customer contracts and provide the more expansive required disclosures. The Company is currently evaluating the impact of adopting ASU 2014-09, but has not yet determined what effect, if any, the new guidance will have on its consolidated financial position, results of operations or cash flows.

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

NOTE 2. BUSINESS ACQUISITION

On July 1, 2015, MAM Ltd. acquired 100% of the stock of Origin, a UK-based provider of e-commerce solutions for the automotive aftermarket.  With the acquisition of Origin, MAM is able to strengthen its e-commerce strategy by being able to provide customers with a range of e-commerce solutions for the automotive aftermarket.  The Company paid $503,000 at closing of the acquisition. The Company will also make future cash payments of $416,000 and issue stock consideration of $283,000 in the future if Origin reaches established earnings targets. The Company recorded the estimated fair value of the contingent consideration of $470,000 in other long-term liabilities on its consolidated balance sheet as of June 30, 2017.  In connection with the acquisition, the Company incurred acquisition-related costs of $53,000, which were expensed and included in general and administrative expenses in the accompanying consolidated statement of comprehensive income for the year ended June 30, 2016.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	As of
	June 30, 2017	June 30, 2016
Leasehold improvements	$396	$396
Computer and office equipment	928	869
Equipment under capital leases	10	10
Furniture and equipment	476	477
Total property, plant and equipment	1,810	1,752
Less: accumulated depreciation and amortization	(1,299)	(1,171)
Total property, plant and equipment, net	$511	$581

Depreciation expense on property and equipment for the years ended June 30, 2017 and 2016 was $0.1 million and $0.3 million, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2017 (dollars in thousands):

	Average Estimated Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed software technology	9	to	10	$1,061	$(1,061)	$-
Customer contracts / relationships		10		527	(527)	-
Automotive data services		20		255	(255)	-
Acquired intellectual property		10		798	(159)	639
Software development costs	3	to	10	10,331	(2,697)	7,634
Total				$12,972	$(4,699)	$8,273

Intangible assets consist of the following at June 30, 2016 (dollars in thousands):

	Average Estimated Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed software technology	9	to	10	$1,093	$(1,093)	$-
Customer contracts / relationships		10		543	(543)	-
Automotive data services		20		262	(262)	-
Acquired intellectual property		10		822	(83)	739
Software development costs	3	to	10	7,887	(2,653)	5,234
Total				$10,607	$(4,634)	$5,973

For the years ended June 30, 2017 and 2016, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $0.4 million and $0.4 million, respectively.

Estimated future amortization of software development costs and intangibles is as follows (in thousands):

Years Ending June 30,
2018	$706
2019	953
2020	898
2021	873
2022	873

NOTE 5. LONG-TERM DEBT

	As of
(dollars in thousands)	June 30, 2017	June 30, 2016
Debt obligations:
Revolving loan facility	$-	$1,150
Term loan	8,217	8,550
Equipment financing	-	78
Less: unamortized debt issuance cost	(97)	(91)
Total	8,120	9,687
Less current portion	(1,734)	(1,879)
Long-term debt	$6,386	$7,808

On December 1, 2015, the Company entered into a credit agreement with J.P. Morgan Chase Bank, N.A. (“JPM Credit Facility”) to provide for borrowings up to $12.0 million consisting of a $9.5 million term loan and a $2.5 million revolver.  On December 1, 2015, the Company borrowed $10.5 million under the JPM Credit Facility to fund a portion of the Tender Offer (see Note 8). On September 26, 2016, the Company entered into an amendment to its JPM Credit Facility (the "Amendment", and as amended, the "Prior Credit Facility"). The Amendment changed certain loan covenants, including the financial ratios and liquidity requirements.

On March 2, 2017, the Company entered into a credit facility ("New Credit Facility") with Univest Bank and Trust Co. (“Univest”).  In connection with the New Credit Facility, the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the "Credit Agreements"). The New Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver.  The Company used the initial proceeds of the New Credit Facility to repay all of its obligations under its Prior Credit Facility with J.P. Morgan Chase Bank, N.A. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBO Rate (as defined in the Credit Agreements) or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants.  The term note requires monthly payments of $133,333 through December 1, 2017, then $158,333 through December 1, 2018, and $175,000 thereafter through maturity. The maturity date under the Credit Agreements is August 1, 2021.

As of June 30, 2017, the Company did not have any borrowings under its revolving credit note.  Under the terms of the Credit Agreements, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. The Company’s obligations under the Credit Agreements are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary, MAM Software Inc.  Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary.  As of June 30, 2017, the Company was in compliance with its loan covenants.

Future minimum payments under long-term debt outstanding at June 30, 2017 are as follows (in thousands):

For the years ending June 30,
2018	$1,775
2019	2,017
2020	2,100
2021	2,100
2022	225
Total debt payments	$8,217

NOTE 6. INCOME TAXES

The Company is subject to taxation in the US, UK and various US state jurisdictions. The Company’s tax years for 1999 and forward are subject to examination by the US and state tax authorities due to losses incurred since inception. The Company is currently not under any material examination by any taxing authorities.

The Company follows the provisions of ASC 740-10, Income Taxes, that defines a recognition threshold and measurement attributes for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likely of being sustained.

The Company does not have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income matters in income tax expense. During the year ended June 30, 2017, the Company recognized penalties of $0.1 million. There were no interest and penalties recognized by the Company for the year ended June 30, 2016.

Income (loss) before income taxes for the years ended June 30, 2017 and 2016 was taxed under the following jurisdictions (in thousands):

	As of
	June 30, 2017	June 30, 2016
United States of America	$935	$246
United Kingdom	2,723	3,495
	$3,658	$3,741

The provision (benefit) for income taxes consists of the following for the years ended June 30, 2017 and 2016 (in thousands):

	US Federal	US State	UK Corporate	Total
2017
Current	$473	$111	$19	$603
Deferred	(1,550)	(129)	156	(1,523)
Total	$(1,077)	$(18)	$175	$(920)

2016
Current	$-	$31	$(162)	$(131)
Deferred	-	-	320	320
Total	$-	$31	$158	$189

As stated in the recent accounting pronouncements, the Company early adopted ASU 2016-09.  As of June 30, 2016, prior to the adoption of ASU 2019-09, the Company had excess tax benefits for which benefits could not be previously recognized of approximately $0.7 million, due to net operating loss carryforwards resulting from the windfall tax benefits.  On July 1, 2016, upon the effective date of the adoption, the Company recognized the previously unrecognized excess tax benefits of $0.7 million with an offsetting increase in the Company’s valuation allowance using a modified retrospective method through a cumulative effect adjustment to the accumulated deficit, with no net impact on the Company’s financial statements.

At June 30, 2017, the Company had net US deferred tax assets of approximately $2.7 million. Due to uncertainties surrounding the Company’s ability to generate future capital gains, a valuation allowance has been established to offset carry-forwards of its capital losses due to investments previously written off. Additionally, the future utilization of the Company’s federal and state NOLs to offset future taxable income have been determined to be subject to annual limitation pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383 as a result of ownership changes that have previously occurred.

Through its Section 382 study, the Company has analyzed any NOLs from its acquired subsidiaries to determine the maximum potential future tax benefit that might be available, and the corresponding limitation imposed based on IRC Section 382. As a result, by the year ended June 30, 2011, the Company adjusted the aforementioned net operating losses previously estimated. The outcome resulted in a determination that it could utilize, annually, approximately $0.4 million of previously incurred NOLs; presuming, however, there is taxable income in future periods affording utilization prior to expiration.

At June 30, 2017, the Company had combined federal and state NOLs of approximately $4.4 million and $2.6 million, respectively. The federal and state tax loss carry-forwards will begin to expire in 2019 and 2024, respectively, unless previously utilized.

Significant components of the Company’s net deferred tax assets at June 30, 2017 and 2016 are shown below. A valuation allowance of $1.7 million and $4.9 million has been established to offset the net deferred tax assets as of June 30, 2017 and 2016, respectively. The $3.2 million net decrease in the valuation allowance for the year ended June 30, 2017 is primarily attributable to the partial release of the valuation allowance during the three months ended June 30, 2017. The Company released the valuation allowance on all of its domestic deferred tax assets, except for capital loss carry-forwards that are not more likely than not to be realized.

Included in the Company’s current year tax benefit for the change in valuation allowance of $3.9M is the excess tax benefit of $0.7 million.

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets (liabilities) consist of the following at June 30, 2017 and 2016 (in thousands):

	June 30,	June 30,
	2017	2016
Deferred tax assets:
State taxes	$36	$1
Net operating loss carry-forwards	1,549	2,759
Write-down of investments	1,716	1,745
Equity-based compensation	63	67
Reserves and accruals	329	274
Deferred rent	4	3
Tax credits	9	-
Domestic intangibles and other long-lived assets	-	101
Total deferred tax assets	3,706	4,950

Deferred tax liabilities:
Foreign intangible and other long-lived assets	(718)	(546)
Domestic intangible and other long-lived assets	(110)
Unremitted foreign earnings	(165)	-
Total deferred tax liabilities	(993)	(546)

Valuation allowance	(1,716)	(4,939)
Net deferred tax assets (liabilities)	$997	$(535)

The provision (benefit) for income taxes for the years ended June 30, 2017 and 2016 differs from the amount computed by applying the US federal income tax rates to net income from continuing operations before taxes as a result of the following (in thousands):

	June 30,
	2017	2016
Taxes at federal statutory rates	$1,244	$1,272
State taxes, net of federal benefit	93	8
Rate changes	289	(19)
Unrecognized tax benefits	88	-
Permanent items and other	116	100
Research and development	(333)	(577)
NOL expiration	3	-
Differential in UK corporate tax rate	(388)	(515)
Unremitted foreign earnings	164	-
Stock compensation	(237)	-
Foreign dividends	9,452	-
Foreign tax credits	(7,522)	-
Change in valuation allowance	(3,889)	(80)
(Benefit) provision for income taxes	$(920)	$189

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

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its New Credit Facility (see Note 5), the Company indemnified the lender for certain losses, claims, and other liabilities that are standard for this type of agreement. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers’ contracts the Company indemnifies the customer that the software provided does not violate any US patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through March 2028. Terms of the leases provide for monthly payments ranging from $900 to $19,800.  The Company incurred rent expense totaling approximately $0.5 million and $0.4 million for the years ended June 30, 2017 and 2016, respectively. Future annual minimum payments under non-cancelable operating leases are as follows (in thousands):

For the years ended June 30,
2018	$725
2019	669
2020	592
2021	414
2022	400
Thereafter	1,323
Total operating lease obligations	$4,123

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

The Company issues shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 Long Term Incentive Plan ("2007 LTIP") and 2017 Equity Incentive Plan (“2017 EIP”) in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The Company also gives the non-management members of the Board of Directors the option to receive shares of common stock in lieu of cash compensation.

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

On January 6, 2017, the Company approved the issuance of 37,795 shares of common stock to the non-management members of the Board of Directors under the Company’s 2017 EIP in respect of quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $241,000, based on the closing market price of the Company’s common stock on the day of the grant.

During the years ended June 30, 2017 and 2016, the Company issued 55,010 and 57,126 shares of common stock, respectively, for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and 2017 EIP and in lieu of cash compensation.

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

Treasury Stock

During the year ended June 30, 2017, the Company retired approximately 785,000 shares of common stock in treasury, at cost of $2.4 million.

During the year ended June 30, 2016, the Company repurchased, under its stock repurchase program, 29,695 shares of common stock at a cost of $0.2 million. As of June 30, 2017, the Company has repurchased a total of 1,982,235 shares at a cost of $4.7 million, pursuant to a stock repurchase program approved by the Company’s Board of Directors. The stock repurchase program was cancelled on October 30, 2015 in connection with the Tender Offer.

Stock-Based Compensation

Stock-based compensation expense for restricted stock and stock issuances of $0.4 million and $0.4 million was recorded in the years ended June 30, 2017 and 2016, respectively, and was recorded in general and administrative expenses in the statements of comprehensive income.  As of June 30, 2017, $0.2 million of total unrecognized stock-based compensation expense related to restricted stock is expected to be recognized over approximately 2.1 years.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2016	121	$1.23
Options granted	-	-
Options exercised	(53)	1.13
Options cancelled	-	-
Options outstanding - June 30, 2017	68	$1.30	4.0	$338
Options exercisable - June 30, 2017	68	$1.30	4.0	$338
Options exercisable and vested - June 30, 2017	68	$1.30	4.0	$338

The aggregate intrinsic value represents the total pre-tax amount of proceeds, net of the exercise price, which would have been received by the option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price of the Company's common stock on June 30, 2017.

During the year ended June 30, 2017, stock options to purchase approximately 33,000 shares of common stock were exercised for cash proceeds of $16,300. In addition, stock options to purchase approximately 20,000 shares of common stock were exercised on a cashless basis resulting in the issuance of 11,432 shares of common stock. The aggregate intrinsic value of the stock options exercised during the year ended June 30, 2017 was $0.3 million.

A summary of the Company's restricted common stock activity is presented below (shares in thousands):

		Weighted Average
	Number of Shares	Initial Value Price
	(in thousands)	Per Share
Restricted stock outstanding - July 1, 2016	776	$0.87
Issuance of restricted stock	-	-
Vesting	(85)	0.39
Forfeitures	(187)	0.35
Restricted stock outstanding - June 30, 2017	504	$0.94

A summary of the vesting levels of the Company's restricted common stock is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30 day VWAP per share vesting level (1):
$8.00 per share	294	$0.48
$9.00 per share	82	$1.25
$10.00 per share	48	$1.79
$11.00 per share	48	$1.79
$12.00 per share	32	$1.79

(1)	The outstanding restricted stock becomes vested when the Company’s 30-day volume weighted average price (“VWAP”) per share is at or above these levels.

During the years ended June 30, 2017 and 2016, the Company withheld 26,535 and 60,612 shares of common stock at a cost of $0.2 million and $0.3 million, respectively, for the payment of taxes on shares that vested during the year.

Employee Stock Purchase Plan

The Company has established Employee Stock Purchase Plans ("ESPP Plans"). Under the ESPP Plans, the Company will grant eligible employees the right to purchase common stock through payroll deductions. US employees purchase stock at a price equal to the lesser of 85 percent of the fair market value of a share of the Company’s common stock on the Exercise Date (as defined under the ESPP Plans) of the current Offering Period (as defined under the ESPP Plans) or 85 percent of the fair market value of the Company's common stock on the Grant Date (as defined under the ESPP Plans) of the Offering Period.  UK employees purchase at a price equal to the lesser of 100 percent of the fair market value of a share of the Company’s common stock on the Exercise Date of the current Offering Period or 100 percent of the fair market value of the Company's common stock on the Grant Date of the Offering Period, but receive a 15 percent matching contribution from the Company.

During the year ended June 30, 2017, the Company issued 13,835 shares of common stock to employees, including executive officers, under the ESPP in lieu of compensation, which shares of common stock were valued at approximately $0.1 million based on the closing market price of the Company’s common stock on June 30, 2016 and July 1, 2016.

NOTE 9. EMPLOYEE BENEFIT PLANS

The Company has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All US employees are eligible to participate in the plan. The Company’s contribution to the 401(k) Plan is at the discretion of the Board of Directors. The Company matches 100% of elective deferrals subject to a maximum of 3% of the participant’s eligible earnings. The Company’s matching contributions to the 401(k) for the years ended June 30, 2017 and 2016 were $0.1 million and $0.1 million, respectively.

The Company has a defined contribution retirement plan ("UK Plan") that all UK employees are eligible to participate in.  The Company’s contribution to the UK Plan is at the discretion of the Board of Directors. The Company matches 100% of elective deferrals subject to a maximum of 3% of the participant’s eligible earnings. The Company’s matching contributions to the UK Plan for the years ended June 30, 2017 and 2016 were $0.2 million and $0.2 million, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2017, through the filing date of this Annual Report on Form 10-K.  Based on its evaluation, there are no events that are required to be disclosed herein.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

3(ii)	By laws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10KSB filed on October 13,2006).

4.1	Form of Certificate of Common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on February 16, 2007).

4.2	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on September 25, 2013).

10.1

Credit Agreement, dated as of December 1, 2015 by and among MAM Software Group, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 4, 2015).

10.2

Revolving Credit Note, dated December 1, 2015, by and among MAM Software Group, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to our Form 8-K dated December 4, 2015).

10.3	Term Note, dated December 1, 2015, by and among MAM Software Group, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Form 8-K dated December 4, 2015).

10.4

Pledge and Security Agreement, dated December 1, 2015, by and among MAM Software Group, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to our Form 8-K dated December 4, 2015).

10.5

Deed of Negative Pledge Agreement, dated December 1, 2015, by and among MAM Software Group, Inc., MAM Software Limited, and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.6 to our Form 8-K dated December 4, 2015).

10.6

Guaranty of Payment Agreement, dated December 1, 2015, by and among MAM Software, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.7 to our Form 8-K dated December 4, 2015).

10.7	Credit Agreement dated as of March 2, 2017, among MAM Software Group, Inc. and Univest Bank and Trust Co. (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 8, 2017).

10.8	Revolving Credit Note dated March 2, 2017, in the principal amount of $2,750,000 (incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 8, 2017).

10.9	Term Note dated March 2, 2017, in the principal amount of $8,750,000 (incorporated by reference to Exhibit 10.3 to our Form 8-K dated March 8, 2017).

10.10

Pledge and Security Agreement dated as of March 2, 2017, by and between MAM Software Group, Inc., Borrower, and Univest Bank and Trust Co., on behalf of Lender and the other Secured Parties (incorporated by reference to Exhibit 10.4 to our Form 8-K dated March 8, 2017).

10.11

Pledge and Security Agreement dated as of March 2, 2017, by and between MAM Software, Inc., Grantor, and Univest Bank and Trust Co., on behalf of Lender and the other Secured Parties (incorporated by reference to Exhibit 10.5 to our Form 8-K dated March 8, 2017).

10.12

Deed of Negative Pledge Agreement dated as of March 2, 2017, by and between MAM Software Group, Inc. and MAM Software Limited and Univest Bank and Trust Co. (incorporated by reference to Exhibit 10.6 to our Form 8-K dated March 8, 2017).

10.13

Guaranty of Payment Agreement dated as of March 2, 2017, by MAM Software Group, Inc., a Guarantor, in favor of Univest Bank and Trust Co., as Lender (incorporated by reference to Exhibit 10.7 to our Form 8-K dated March 8, 2017).

10.14	2007 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D of the Company’s revised Definitive Proxy Statement filed on May 19, 2008).

10.15‡

Employment Agreement effective as of July 1, 2010 between the Company and Michael Jamieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2010).

10.16‡

Employment Agreement effective as of April 1, 2017 between the Company and Michael Jamieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2017).

10.17‡

Employment Agreement effective as of October 16, 2015 between the Company and Brian H. Callahan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

10.18‡	Employment Agreement effective as of July 1, 2013 between the Company and Lee Broad (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on September 24, 2015).

10.19‡

Separation Agreement effective as of October 19, 2015 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on February 16, 2016).

10.20‡

MAM Software Group, Inc. Employee Stock Purchase Plan, effective as of December 16, 2011 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed Septeber 26, 2016).

10.21

Amended Credit Agreement, dated as of September 26, 2016, by and among MAM Software Group, Inc. and J.P. Morgan Chase Bank, N.A. (incorporate by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on September 26, 2016).

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual report on Form 10KSB/A for the fiscal year ended June 30, 2007 filed October 15, 2007.)

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of KMJ Corbin & Company LLP (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

‡ Management contract or compensatory plan or arrangement.