Form 10-Q
period 2017-09-30
MAM SOFTWARE GROUP, INC.
filed 2017-11-14
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The registrant had 12,569,983 shares of its common stock outstanding as of November 8, 2017.

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

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,438	$1,260
Accounts receivable, net of allowance of $341 and $332, respectively	4,049	4,644
Inventories	215	154
Prepaid expenses and other current assets	1,420	1,489
Income tax receivable	-	168
Total Current Assets	8,122	7,715

Property and Equipment, Net	527	511

Other Assets
Goodwill	8,364	8,191
Intangible assets, net	637	639
Software development costs, net	8,283	7,634
Deferred income taxes	1,495	1,679
Other long-term assets	332	283
TOTAL ASSETS	$27,760	$26,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,146	$1,334
Accrued expenses and other liabilities	1,298	1,137
Accrued payroll and related expenses	1,392	1,605
Current portion of long-term debt	1,792	1,734
Current portion of deferred revenues	1,439	1,477
Sales tax payable	782	761
Income tax payable	634	506
Total Current Liabilities	8,483	8,554

Long-Term Liabilities
Deferred revenues, net of current portion	872	772
Deferred income taxes	704	682
Long-term debt, net of current portion	5,939	6,386
Other long-term liabilities	600	583
Total Liabilities	16,598	16,977
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000 shares authorized, 12,328 shares issued and 12,323 shares outstanding at September 30, 2017 and 12,313 shares issued and 12,308 shares outstanding at June 30, 2017	1	1
Additional paid-in capital	14,288	14,180
Accumulated other comprehensive loss	(3,018)	(3,283)
Accumulated deficit	(93)	(1,207)
Treasury stock at cost, 5 shares at September 30, 2017 and June 30, 2017	(16)	(16)
Total Stockholders' Equity	11,162	9,675
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,760	$26,652

 The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	September 30,
	2017	2016
Net revenues	$8,638	$8,062
Cost of revenues	3,807	3,318
Gross Profit	4,831	4,744

Operating Expenses
Research and development	1,003	895
Sales and marketing	753	910
General and administrative	1,490	1,510
Depreciation and amortization	58	62
Total Operating Expenses	3,304	3,377

Operating Income	1,527	1,367

Other Income (Expense)
Interest expense, net	(104)	(120)
Total other income (expense), net	(104)	(120)

Income before provision for income taxes	1,423	1,247

Provision for income taxes	309	34

Net Income	$1,114	$1,213

Earnings per share attributed to common stockholders - basic	$0.09	$0.10
Earnings per share attributed to common stockholders - diluted	$0.09	$0.10

Weighted average common shares outstanding - basic	11,816	11,699
Weighted average common shares outstanding - diluted	11,871	11,795

Net Income	$1,114	$1,213
Foreign currency translation income (loss)	265	(476)
Total Comprehensive Income	$1,379	$737

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,114	$1,213
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	12	120
Depreciation and amortization	142	128
Amortization of debt issuance costs	11	12
Deferred income taxes	184	2
Stock-based compensation expense	97	84

Changes in assets and liabilities:
Accounts receivable	652	(592)
Prepaid expenses and other assets	(7)	213
Income tax receivable	169	357
Accounts payable	(205)	24
Accrued expenses and other liabilities	(87)	(347)
Income tax payable	126	-
Deferred revenues	32	196
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,240	1,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42)	(24)
Capitalized software development costs	(630)	(749)
NET CASH USED IN INVESTING ACTIVITIES	(672)	(773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	250
Repayment of long-term debt	(400)	(655)
Common stock surrendered to pay for tax withholding	-	(149)
NET CASH USED IN FINANCING ACTIVITIES	(400)	(554)

Effect of exchange rate changes	10	(241)
Net change in cash and cash equivalents	1,178	(158)
Cash and cash equivalents at beginning of period	1,260	491
Cash and cash equivalents at end of period	$2,438	$333

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,
	2017	2016
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued liabilities	$31	$77

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, which was filed with the SEC on September 28, 2017.

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

September 30, 2017

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

No customer accounted for more than 10% of the Company’s accounts receivable at September 30, 2017 and June 30, 2017. No customer accounted for more than 10% of the Company’s revenues for the three months ended September 30, 2017 and 2016.

Segment Reporting

The Company operates in one reportable segment.  Though the Company has two operational segments (MAM UK and MAM NA), the Company evaluated its operations in accordance with ASC 280-10-50, Segment Reporting, and determined that the segments have the same economic characteristics, are similar in the following areas and can therefore be aggregated into one reportable segment:

1.	The products and services are software and professional services;
2.	The products are produced through professional services;
3.	The customers for these products are primarily for the automotive aftermarket;
4.	The methods used to distribute these products are via software that the customer can host locally or that the Company will host; and
5.	They both operate in a non-regulatory environment.

Geographic Concentrations

The Company conducts business in the US and Canada (US and Canada are collectively referred to as the "NA Market"), and the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”). For customers headquartered in those respective countries, the Company derived approximately 61% of its net revenues from the UK, 37% from the US, 1% from Ireland, and 1% from Canada during the three months ended September 30, 2017, compared to 62% of its net revenues from the UK, 36% from the US, 1% from Ireland and 1% from Canada during the three months ended September 30, 2016.

At September 30, 2017 and June 30, 2017, the Company maintained 76% of its net property and equipment in the UK and the remaining 24% in the US.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the realizability of inventories, the determination of the fair value of acquired intangible assets, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of stock options, warrants and shares issued for compensation and non-cash consideration. Actual results could materially differ from those estimates.

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

Determining into which category within the hierarchy an asset or liability belong may require significant judgment. The Company evaluates its hierarchy disclosures each quarter.  The Company believes that the carrying values of all financial instruments, except long-term debt, approximate their values due to their nature and respective durations.  The carrying value of long-term debt approximates fair value based on borrowing rates currently available to the Company.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation expense was $38,000 and $41,000 for the three months ended September 30, 2017 and 2016, respectively.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. Amortization of capitalized software development costs is included in the cost of revenues line on the consolidated statements of comprehensive income. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense on software development costs included in costs of revenues was $84,000 and $67,000 for the three months ended September 30, 2017 and 2016, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer contracts/relationships, automotive data services, and acquired intellectual property, and are recorded at cost. Completed software technology and customer contracts/relationships are amortized using the straight-line method over their estimated useful lives of 9 to 10 years, automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years and acquired intellectual property is amortized over the estimated useful life of 10 years. Amortization expense on amortizable intangible assets was $20,000 and $20,000 for the three months ended September 30, 2017 and 2016, respectively.

Goodwill

Goodwill is not amortized, but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company.  As of September 30, 2017, the Company does not believe there is an impairment of its goodwill. However, there can be no assurance that market conditions will not change and/or demand for the Company’s products and services will continue at a level consistent with past results, which could result in impairment of goodwill in the future.

For the three months ended September 30, 2017 and 2016, goodwill activity was as follows:

In thousands	For the Three Months Ended September 30,
	2017	2016
Beginning Balance	$8,191	$8,363
Effect of exchange rate changes	173	(186)
Ending Balance	$8,364	$8,177

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets can be recovered through projected undiscounted future cash flows over their remaining useful lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations during the period in which long-lived asset impairment is determined by management. At September 30, 2017, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of long-term debt.  Debt issuance costs are amortized over the term of the financing instrument using the effective interest method.  Debt issuance costs are presented in the condensed consolidated balance sheets as an offset to current and non-current portions of long-term debt.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the stock-based compensation in net income. Compensation expense associated with market-based restricted stock is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based restricted stock is determined based on the number of shares granted and the fair value on the date of grant. For valuing stock options awards, the Company has elected to use the Black-Scholes model. For the expected term, the Company uses a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants. Forfeitures are accounted for as they are incurred. The risk-free interest rate is based on the relevant US Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.  The fair value of stock-based awards is amortized over the vesting period of the award or expected vesting date of the market-based restricted shares, and the Company elected to use the straight-line method for awards granted.

Revenue Recognition

Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product component has occurred, the fee is fixed and determinable, and collectability is reasonably assured. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

The Company accounts for delivered elements in accordance with the selling price when arrangements include multiple product components or other elements, and vendor-specific objective evidence exists for the value of all undelivered elements. Revenues on undelivered elements are recognized once delivery is complete.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Cost of Revenues

Cost of revenues primarily consists of expenses related to delivering our service and providing support, amortization expense associated with capitalized software related to our services, and acquired developed technologies and certain fees paid to various third parties for the use of their technology, services and data. Included in costs of revenues is cost of professional services, which consists primarily of employee-related costs associated with these services, the cost of subcontractors, certain third-party fees, and allocated overhead.

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2017 and 2016, advertising expense totaled $38,000 and $57,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $0.3 million and $(0.5) million for the three months ended September 30, 2017 and 2016, respectively.

Foreign currency gains and losses from transactions denominated in currencies other than the respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended September 30, 2017 and 2016, the components of comprehensive income consist of foreign currency translation gains (losses).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company has an accrual of $0.1 million for interest or penalties on the Company’s condensed consolidated balance sheets at September 30, 2017 and June 30, 2017, and has not recognized interest and/or penalties in the condensed consolidated statements of comprehensive income for the three months ended September 30, 2017 and 2016.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  For the three months ended September 30, 2017 and 2016, there were common stock equivalents of 55,277 and 95,757, respectively, included in the computation of the DEPS.  For the three months ended September 30, 2017 and 2016, 503,951 and 635,054 shares of common stock, respectively, vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended September 30, 2017 and 2016 (in thousands, except for per share amounts):

For the Three Months Ended September 30,	2017	2016
Numerator:
Net income	$1,114	$1,213
Denominator:
Basic weighted-average shares outstanding	11,816	11,699
Effect of dilutive securities	55	96
Diluted weighted-average shares outstanding	11,871	11,795
Basic earnings per common share	$0.09	$0.10
Diluted earnings per common share	$0.09	$0.10

Reclassifications

Certain assets were classified from inventories to other current assets and other long-term assets and certain liabilities were reclassified from accrued expenses to accrued payroll and related expenses and deferred revenues, net of current portion, as of June 30, 2017 in order to conform to the current period presentation in the accompanying condensed consolidated balance sheets and cash flows with no net effect on the previously reported net income.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Company did not have additional disclosures or changes in cash flow presentation in its consolidated financial statements as a result of the adoption of this standard on July1, 2017.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Currently, there is no guidance in accounting principles generally accepted in the US about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The update requires management to assess specifically, the amendments (1) provide a definition of the term "substantial doubt," (2) require an evaluation every reporting period (including interim periods), (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  Based on the Company's evaluation as of September 30, 2017, there is not substantial doubt about the Company's ability to continue as a going concern and no additional disclosures are required at this time.

Accounting Standards Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for the fiscal year ending June 30, 2019 and interim reporting periods within that year. Early adoption is permitted. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the new guidance, an entity performs its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. ASU 2017-04 will be effective for the Company for the fiscal year ending June 30, 2021. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The update requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and will be effective for the Company for the fiscal year ending June 30, 2021. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

NOTE 3. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of such a proceeding, if initiated, could have material adverse effects on the consolidated financial position or results of operations of the Company. There are currently no pending material legal proceedings.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its credit facility (see Note 6), the Company indemnified the lender for certain losses, claims, and other liabilities that are standard for this type of agreement. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers’ contracts the Company indemnifies the customer, including indemnifications that the software provided does not violate any intellectual property rights. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities may not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

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

September 30, 2017

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

On July 3, 2017, the Company approved the issuance of 34,592 shares of common stock to the non-management members of the Board of Directors under the Company's 2017 EIP in respect of quarterly compensation.  The shares vest over a three-year period and are issued quarterly.  The shares were valued at approximately $220,000, based on the closing market price of the Company's common stock on the day of the grant.

During the three months ended September 30, 2017, the Company issued 7,624 shares of common stock for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and 2017 EIP and in lieu of cash compensation.

Treasury Stock

No treasury stock was retired during the three months ended September 30, 2017 and 2016.

Stock-Based Compensation

Stock-based compensation expense for restricted stock and stock issuances of $0.1 million and $0.1 million was recorded for the three months ended September 30, 2017 and 2016, respectively, and was recorded in general and administrative expenses in the statements of comprehensive income.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
	Number of	Weighted-	Average
	Shares	Average	Remaining
	(in	Exercise	Contractual
	thousands)	Price	Life (in years)
Options outstanding - July 1, 2017	68	$1.30
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding – September 30, 2017	68	$1.30	3.7
Options exercisable - September 30, 2017	68	$1.30	3.7
Options exercisable and vested - September 30, 2017	68	$1.30	3.7

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

A summary of the Company's restricted common stock activity is presented below (shares in thousands):

Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
Restricted stock outstanding - July 1, 2017	504	$0.94
Issuance of restricted stock	-	-
Vesting	-	-
Forfeitures	-	-
Restricted stock outstanding - September 30, 2017	504	$0.94

A summary of the vesting levels of the Company's restricted common stock is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30-day VWAP per share vesting level (1):
$8.00 per share	294	$0.48
$9.00 per share	82	$1.25
$10.00 per share	48	$1.79
$11.00 per share	48	$1.79
$12.00 per share	32	$1.79

(1) The restricted stock becomes vested when the Company’s 30-day volume weighted average price (“VWAP”) per share is at or above these levels.

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

During the three months ended September 30, 2017, the Company issued 6,958 shares of common stock to employees, including executive officers, under the ESPP Plans in lieu of compensation.

During the three months ended September 30, 2016, the Company issued 7,008 shares of common stock to employees, including an executive officer, under the ESPP Plans in lieu of compensation.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 5. LONG-TERM DEBT

Debt obligations consisted of the following at September 30, 2017 and June 30, 2017:

	As of
(in thousands)	September 30, 2017	June 30, 2017
Debt obligations:
Revolving loan facility	$-	$-
Term loan	7,817	8,217
Less: unamortized debt issuance costs	(86)	(97)
Total	7,731	8,120
Less current portion	(1,792)	(1,734)
Long-term debt	$5,939	$6,386

On March 2, 2017, the Company entered into a credit facility ("New Credit Facility") with Univest Bank and Trust Co. (“Univest”).  In connection with the New Credit Facility, the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the "Credit Agreements"). The New Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver.  The Company used the initial proceeds of the New Credit Facility to repay all of its obligations under its prior credit facility. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBO Rate (as defined in the Credit Agreements) or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants.  The term note requires monthly payments of $133,333 through December 1, 2017, then $158,333 through December 1, 2018, and $175,000 thereafter through maturity. The maturity date under the Credit Agreements is August 1, 2021.

As of September 30, 2017, the Company did not have any borrowings under its revolving credit note.  Under the terms of the Credit Agreements, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations.  The Company’s obligations under the Credit Agreements are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary, MAM Software Inc.  Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary.  As of September 30, 2017, the Company was in compliance with its loan covenants.

NOTE 6. INCOME TAXES

	For the Three Months Ended September 30,
	2017	2016
Provision for income taxes	$309	$34
Effective tax rate	22%	3%

For the three months ended September 30, 2017, the Company's effective tax rate differed from federal statutory rate primarily due to profits from the UK that are subject to a lower statutory rate, the utilization of research and development credits in the UK, and the utilization of prior net operating losses against income generated in the US.

For the three months ended September 30, 2016, the Company's effective tax rate differed from federal statutory rate primarily due to profits from the UK that are subject to a lower statutory rate, the utilization of research and development credits in the UK, the utilization of prior net operating losses against income generated in the US, and the partial release of valuation allowance in the US.

Effective July 1, 2017, the Company expects future foreign unremitted earnings will be permanently reinvested.

NOTE 7. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2017, through the filing date of this Quarterly Report on Form 10-Q.  Based on its evaluation, there are no events, except for the matter discussed below, that are required to be disclosed herein.

Subsequent to September 30, 2017, but before the filing date, the Company granted 240,000 restricted shares of common stock to employees under the 2017 EIP.  The restricted stock becomes vested when the Company's VWAP per share is at or above certain levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our consolidated financial statements for the fiscal year ended June 30, 2017, and the notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed separately with the United States Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q, including those set forth under Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Our revenues and income are derived primarily from the sale of business management software, data, ecommerce solutions, and services and support. For MAM UK, we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the three months ended September 30, 2017, we generated revenues of $8.6 million and had net income of $1.1 million; 62% of these revenues came from the UK Market.

We are headquartered in Blue Bell, Pennsylvania and maintain additional offices for our NA Market operations in Allentown, Pennsylvania, and for our UK Market operations, in Tankersley, Northampton, Wareham and Bristol, UK. The software that we sell is Microsoft Windows™ based technology. The three primary market segments that we service in the NA Market cover all of the components of the automotive aftermarket supply chain.  The first market segment is “warehouse distribution.” In this market we sell our Autopart product to new prospects. Autopart enables large warehouses with hundreds of thousands of stock keeping units ("SKU") to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber” or parts store. In this market segment we also sell our Autopart product, which manages a jobber’s business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that the jobber’s client needs, either via the Internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the tire and auto service businesses which repair and maintain automobiles. The tire and auto service businesses need systems that enable them to efficiently and simply manage essential business processes, whether as a single entity or multi-location operation. In this segment we sell our Autowork Online and VAST products. Our Autocat solution is an Internet based parts identification tool and when used in conjunction with “OpenWebs™”, an electronic trading solution, it allows the three market segments mentioned above to connect to each other to allow electronic ordering to take place in real time both up and down the supply chain. The UK Market differs from that of the NA Market in that it does not have the same number of large warehouse distribution centers. In the UK Market, we sell the Autopart product to the jobber market and we sell Autowork Online to the auto service market. In the UK, we also sell our Autocat solution in conjunction with Autonet which is the UK equivalent of OpenWebs.

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

•

e-commerce and online services and products that connect manufacturers, warehouse distributors, retailers and automotive service providers via the Internet. These products enable electronic data interchange throughout the automotive aftermarket supply chain among the different trading partners. They also enable procurement and business services to be projected over the Internet to an expanded business audience. Some clients use our information products on their own websites and intranets, while some clients use our systems and branded software to obtain relevant and up-to-date information via the Internet; and

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

Competition

In the NA Market, the need for technology solutions has been accelerated by the expansion of large specialty parts retailers such as AutoZone, Inc. and Advance Auto Parts, Inc. and large auto service chains like Monro Muffler Brake, Inc. This expansion has driven smaller competitors to computerize or upgrade their existing systems with more modern business management solutions enabled for information products and online services. Many of the systems used by smaller competitors today are older, character-based or systems developed in-house that have a limited ability to integrate current information products and online services.

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

To date, Autowork Online, our auto service solution in the UK Market, and Autopart Online, our parts store solution, are being delivered in this way.  Both products have been developed under the 'cloud' computing model.  This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly, but 'rent' it over a fixed period of time.  We believe that this will be a growing area in the UK and NA Markets as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service.

Autowork Online was launched in 2010 and as of September 30, 2017 we had 2,927 customers subscribing to this service.  A white label version of this product, which is our product rebranded by a different company, is being sold into the NA Market by ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA Market.  As of September 30, 2017, we had 427 customers subscribing to this service.

We have been developing VAST Online, the 'cloud' version of our VAST platform, which we expect to launch in the first half of fiscal year 2018. We have been working with Goodyear to deliver a version of VAST Online that will be rolled out across the Goodyear network starting in fiscal 2018, as their next generation ‘cloud’ based point of sale solution. The first phase of launching our VAST platform to the Goodyear network includes implementing it at beta sites.  The first beta site went live on VAST Online in October of fiscal year 2018 and we will continue to implement it at additional beta sites in advance of launching it to the entire Goodyear network. The VAST Online product will be promoted to the wider NA Market and UK Market.

The second area of focus is the sales and marketing strategy within the NA Market. The MAM NA business will continue to invest in sales and marketing activity to help further expand the MAM brand and build our pipeline in the NA Market.

The third area of focus relates to our information services and e-commerce services. Information services includes Autocat, an electronic auto parts catalog that uses the DaaS distribution model.  MAM centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application.  Data can also be 'consumed' via a web service for integration into B2C websites.  Information in Autocat is maintained through verification and standardization process, with updates published daily.

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

We offer online e-commerce services in the form of business to business and business to consumer implementations in the NA Market and UK Market. These online services connect the automotive aftermarket from manufacturers through warehouse distributors and parts stores to automotive service providers for the purpose of purchasing parts and tires, fleet and national account transaction processing and accessing online product price information.

The fourth area of focus is to sustain levels of growth in MAM UK by concentrating on vertical markets, which share common issues to that of the automotive market. We have developed a reputation of providing high levels of service and knowledge within the automotive market, and we are now working on replicating this reputation in these additional vertical markets.

The fifth area of focus is the continued investment in research and development that allows us to deliver innovative new solutions and modules in the prior areas of focus. We have continued to invest in the development of VAST Online and a version of Autocat for the NA Market as well as introducing a number of enhancements to our existing products which has created additional value for existing and prospective customers.

Additional Vertical Markets: Plumbing Merchants, Electrical Wholesalers, Builders Merchants and Lumber Merchants

We believe that construction-related businesses would benefit from the business management and distribution systems developed by MAM for its customers in the automotive aftermarket. We already have approximately 100 clients in the UK Market operating in the plumbing, building, lumber, and electrical wholesale distribution markets that are using a derivative of MAM's Autopart product, known as “Trader.” We originally moved the Autopart product into these additional vertical markets a number of years ago after being approached by companies operating within these vertical markets that could not find a suitable management solution. To date, these additional vertical markets have made only a limited contribution to the revenues of MAM Ltd.

We have been promoting the Trader product to these markets, specifically targeting small and medium sized businesses with annual revenues of between $500,000 and $10 million. We are, and intend to continue, promoting Trader through a number of channels including: direct marketing, advertorials and trade shows. We are also looking to raise awareness of the Trader product by placing advertisements in trade journals and will continue to look to have articles and editorial reviews written about the product and its advantages for those operating within these markets. We have also been targeting small and medium sized businesses within these vertical markets with direct mail pieces such as product fliers, and case studies from the small client base we have in this market. These have then been followed up by MAM’s existing internal sales team to generate qualified leads for the external sales representatives.

Given the current opportunities in the automotive market, and the resources required to ensure the successful development and launch of several major projects, exploring additional vertical markets was a lower strategic priority during the year ended June 30, 2017.  We will continue to monitor the market and generate a reasonable amount of new interest in this area. During the year ending June 30, 2018, we expect this area of our business to be a greater part of our strategic discussions; however, at this time, we remain focused on executing on our present and near-term project commitments.

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

We believe that our successful experience within the automotive market will translate well into other vertical markets that have similarly complex supply chains. By developing specific sales teams with relevant market experience and supporting them with suitable marketing collateral, we believe that over time Trader can become an established product offering in these vertical markets. We plan, at this stage, to focus only on the UK Market for these additional vertical market opportunities.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 62% and 64% for the three months ended September 30, 2017 and 2016, respectively. As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted. Changes in the currency values occur regularly and, in some instances, may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate. The exchange rate for MAM UK’s operating results was US $1.30865 per GBP for the three months ended September 30, 2017, as compared to US $1.31320 per GBP for the three months ended September 30, 2016.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating assets and liabilities of MAM UK was US $1.33917 per GBP at September 30, 2017, as compared to US $1.30017 per GBP at June 30, 2017.

Currency translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(3.0) million and $(3.3) million as of September 30, 2017 and June 30, 2017, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts. The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life. However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted. As of September 30, 2017, deferred revenue was $2.3 million.

Results of Operations

Net Revenues.

Our revenues are generated by two sources: recurring and non-recurring.  Recurring revenues are generated from monthly subscriptions primarily for maintenance support contracts, as well as rental contracts.  Non-recurring revenues are generated from professional development work primarily for implementation of services, professional development work for customization services and hardware sales.

Our net revenues for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
Net Revenues	2017	2016	$ Variance	% Variance
MAM UK:
Recurring	$4,828	$4,479	$349	8%
Non-recurring	513	637	(124)	(19)%
Total MAM UK Revenues	$5,341	$5,116	$225	4%

MAM NA:
Recurring	$2,257	$1,932	$325	17%
Non-recurring	1,040	1,014	26	3%
Total MAM NA Revenues	$3,297	$2,946	$351	12%

Total Net Revenues	$8,638	$8,062	$576	7%

For the three months ended September 30, 2017, compared to the same period in the prior year, net revenues from our MAM NA operations increased for recurring and system sales as a result of overall growth in the market for SaaS and professional services.  For the three months ended September 30, 2017 compared to the same period in the prior year, net revenues from our MAM UK operations experienced increases in its recurring revenue base, which offset reductions in non-recurring revenue as we continued to transition to a SaaS model.

Cost of Revenues.

Our cost of revenues for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2017	2016	$ Variance	% Variance
Cost of Revenues:
MAM UK	$2,370	$2,215	$155	7%
MAM NA	1,437	1,103	334	30%
Total Cost of Revenues	$3,807	$3,318	$489	15%

For the three months ended September 30, 2017 compared to the same period in prior year, increases in costs of services were primarily due to higher infrastructure costs to support SaaS growth, as well as an increase in support and professional services headcount to support growth. Included in the cost of revenues is $0.1 million of software development amortization for both the three months ended September 30, 2017 and 2016.

Operating Expenses.

Our operating expenses for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, were as follows:

	For the Three Months Ended September 30,
	2017	2016	Variance $	Variance %
Research and development	$1,003	$895	$108	12%
Sales and marketing	753	910	(157)	(17)%
General and administrative	1,490	1,510	(20)	(1)%
Depreciation and amortization	58	62	(4)	(6)%
Total Operating Expenses	$3,304	$3,377	$(73)	(2)%

Research and Development Expenses.  For the three months ended September 30, 2017, compared to the same period in the prior year, research and development ("R&D") expenses increased due to additional resources focused on new initiatives for the Company. R&D expenses for the three months ended September 30, 2017 and 2016 excluded $0.6 million and $0.7 million, respectively, of capitalized costs.

Sales and Marketing Expenses.  For the three months ended September 30, 2017, compared to the same period in the prior year, sales and marketing expenses decreased due to lower headcount and lower commission expense for perpetual sales.

General and Administrative Expenses.  For the three months ended September 30, 2017, compared to the same period in the prior year, general and administrative expenses remained relatively consistent. The favorable decrease was primarily due to lower bad debt expense.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses remained consistent year over year.

Other Income (Expense). Interest expense decreased due to the reduction in the outstanding debt balance and lower interest rates under the new credit facility.

Income Taxes. Income taxes increased $0.3 million to income tax expense of $0.3 million for the three months ended September 30, 2017, as compared to $34,000 for the three months ended September 30, 2016. The effective tax rate was 22% for the three months ended September 30, 2017, as compared to 3% for the three months ended September 30, 2016.  The increase in the effective tax rate compared to the prior year was primarily due to the partial release of our valuation allowance during the three months ended September 30, 2016.  The effective tax rate for the three months ended September 30, 2017 was lower than the federal statutory rate due to a lower statutory tax rate in the UK of 19%, further reduced by R&D credits utilized in the UK.  We cannot guarantee that we will continue to qualify for these R&D credits in the future.

Liquidity and Capital Resources

	For the Three Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$2,240	$1,410
Net cash used in investing activities	(672)	(773)
Net cash used in financing activities	(400)	(554)
Effect of exchange rate changes	10	(241)
Net change in cash and cash equivalents	1,178	(158)
Cash and cash equivalents at beginning of period	1,260	491
Cash and cash equivalents at end of period	$2,438	$333

For the three months ended September 30, 2017

Net cash provided by operating activities was primarily due to net income of $1.1 million, non-cash adjustments of $0.4 million, and positive working capital of $0.7 million.

The positive changes in working capital were primarily due to a decrease in accounts receivable due to increased collections and timing of payments, and a decrease in income tax receivable for receipt of payment for tax credits related to our MAM UK operations and increase in income taxes payable due to the current quarter provision.  These increases to working capital were partially offset by a decrease in accounts payable due to the timing of payments.

Net cash used in investing activities was primarily due to capitalized software development costs of $0.6 million.

Net cash used in financing activities relates to the repayment of borrowings under the New Credit Facility (defined below) of $0.4 million.

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

Net cash used in financing activities relates to the repayment of long-term debt of the prior credit facility of $0.7 million, offset by additional proceeds from the revolving loan facility of the prior credit facility of $0.3 million.

Fiscal Year 2018 Liquidity and Capital Resource Outlook

Our principal sources of liquidity are cash on hand, cash generated from operations and our senior credit facility. To date, most of our profits have been generated by MAM UK; however, with the introduction of new products and our efforts to grow our MAM NA operations, our current plan anticipates that our MAM NA operations will increase revenue and profit over the next couple of years. We expect to invest in additional sales and marketing staff and to increase our professional services and support staff.

We expect to see continued revenue growth from both our MAM NA and MAM UK operations during fiscal year 2018. We also expect to see continuing improvement in profitability due to the increase in revenue, partially offset by our continued investment in growth initiatives, including R&D.

Our growth plan for the UK Market includes expanding our presence in the automotive aftermarket and expanding into new vertical markets, including lumber and hardware. Our growth plan for the NA Market is focused on expanding our presence in the automotive aftermarket, including launching our new VAST Online and Autocat products, while also growing our established products, including Autopart.

We intend to continue to work at maximizing customer retention by supplying and developing products that streamline and simplify customer operations, thereby increasing their profit margin. We believe that we can continue to grow our customer base through additional sales personnel, targeted media and marketing campaigns and products that completely fit our clients’ requirements. We also intend to service existing clients at higher levels and increasingly partner with them so that together we both will achieve our goals.

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

On March 2, 2017, we entered into a credit facility ("New Credit Facility") with Univest Bank and Trust Co. (“Univest”).  In connection with the New Credit Facility, the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the "Credit Agreements"). The New Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver.  We used the initial proceeds of the New Credit Facility to repay all of our obligations under our prior credit facility. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBO Rate (as defined in the Credit Agreements) or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants.  The maturity date under the Credit Agreements is August 1, 2021.  Under the terms of the New Credit Facility, we are required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations.  Our obligations under the New Credit Facility are secured by all of our US assets and are guaranteed by our US wholly-owned subsidiary, MAM Software Inc.  Additionally, we pledged 65% of the stock of MAM Software Limited, our UK subsidiary.

We believe our existing cash and cash equivalents balance, along with the cash expected to be generated from operations, and the borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of net sales, the timing and extent of expenditures to support our development activities and the continued market acceptance of our products.

Working Capital

Working capital was ($0.4) million at September 30, 2017, as compared to ($0.8) million at June 30, 2017. Working capital included the current portion of long-term debt of $1.8 million at September 30, 2017 and $1.7 million at June 30, 2017, respectively.

Capital Expenditures

Capital expenditures for the three months ended September 30, 2017 and 2016 were $0.7 million and $0.8 million, respectively.  The capital expenditures included capitalized software development costs of $0.6 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, which were primarily related to the development of VAST Online and Autocat for the NA Market.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a "smaller reporting company," as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended ("Exchange Act") and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

 Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company's or our Company's subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.  From time to time, we may become involved legal proceedings, lawsuits, claims and regulations in the ordinary course of our business.

Item 1A. Risk Factors

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K for the year ended June 30, 2017 filed with the SEC on September 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

MAM Software Group, Inc.

Date: November 14, 2017	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.