Form 10-Q
period 2017-12-31
MAM SOFTWARE GROUP, INC.
filed 2018-02-08
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑   No   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer (Do not check if a smaller reporting company)   ☐    Smaller reporting company ☑    Emerging growth company ☐

If an Emerging Growth Company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The registrant had 12,577,632 shares of its common stock outstanding as of February 2, 2018.

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

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	June 30,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,810	$1,260
Accounts receivable, net of allowance of $272 and $332, respectively	4,576	4,873
Inventories	222	154
Prepaid expenses and other current assets	905	1,260
Income tax receivable	-	168
Total Current Assets	8,513	7,715

Property and Equipment, Net	510	511

Other Assets
Goodwill	8,407	8,191
Intangible assets, net	621	639
Software development costs, net	8,459	7,634
Deferred income taxes	1,495	1,679
Other long-term assets	460	283
TOTAL ASSETS	$28,465	$26,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$958	$1,334
Accrued expenses and other liabilities	1,220	1,137
Accrued payroll and related expenses	1,189	1,605
Current portion of long-term debt	1,864	1,734
Current portion of deferred revenues	1,724	1,477
Sales tax payable	832	761
Income tax payable	864	506
Total Current Liabilities	8,651	8,554

Long-Term Liabilities
Deferred revenues, net of current portion	988	772
Deferred income taxes	1,272	682
Long-term debt, net of current portion	5,611	6,386
Other long-term liabilities	606	583
Total Liabilities	17,128	16,977
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000 shares authorized, 12,575 shares issued and 12,570 shares outstanding at December 31, 2017 and 12,313 shares issued and 12,308 shares outstanding at June 30, 2017	1	1
Additional paid-in capital	14,447	14,180
Accumulated other comprehensive loss	(2,923)	(3,283)
Accumulated deficit	(172)	(1,207)
Treasury stock at cost, 5 shares at December 31, 2017 and June 30, 2017	(16)	(16)
Total Stockholders' Equity	11,337	9,675
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,465	$26,652

 The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
Net revenues	$8,500	$7,382	$17,138	$15,444
Cost of revenues	3,999	3,494	7,806	6,812
Gross Profit	4,501	3,888	9,332	8,632

Operating Expenses
Research and development	1,192	956	2,195	1,851
Sales and marketing	986	1,032	1,739	1,942
General and administrative	1,442	1,442	2,932	2,952
Depreciation and amortization	58	56	116	118
Total Operating Expenses	3,678	3,486	6,982	6,863

Operating Income	823	402	2,350	1,769

Other Income (Expense)
Interest expense, net	(109)	(122)	(213)	(242)
Total other income (expense), net	(109)	(122)	(213)	(242)

Income before provision for income taxes	714	280	2,137	1,527

Provision for income taxes	793	30	1,102	64

Net Income (Loss)	$(79)	$250	$1,035	$1,463

Earnings (loss) per share attributed to common stockholders – basic	$(0.01)	$0.02	$0.09	$0.12
Earnings (loss) per share attributed to common stockholders - diluted	$(0.01)	$0.02	$0.09	$0.12

Weighted average common shares outstanding – basic	11,825	11,716	11,820	11,709
Weighted average common shares outstanding – diluted	11,825	11,813	12,151	11,805

Net Income (Loss)	$(79)	$250	$1,035	$1,463
Foreign currency translation gain (loss)	95	(196)	360	(672)
Total Comprehensive Income	$16	$54	$1,395	$791

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,035	$1,463
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	5	237
Depreciation and amortization	283	252
Amortization of debt issuance costs	22	24
Deferred income taxes	744	5
Stock-based compensation expense	231	200

Changes in assets and liabilities:
Accounts receivable	392	111
Prepaid expenses and other assets	140	304
Income tax receivable	170	343
Accounts payable	(395)	20
Accrued expenses and other liabilities	(297)	(349)
Income taxes payable	358	-
Deferred revenues	422	240
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,110	2,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(60)	(47)
Capitalized software development costs	(864)	(1,519)
NET CASH USED IN INVESTING ACTIVITIES	(924)	(1,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	400
Repayment of long-term debt	(667)	(1,264)
Common stock surrendered to pay for tax withholding	-	(149)
Payment of fees for acquisition of debt	-	(25)
NET CASH USED IN FINANCING ACTIVITIES	(667)	(1,038)

Effect of exchange rate changes	31	(105)
Net change in cash and cash equivalents	1,550	141
Cash and cash equivalents at beginning of period	1,260	491
Cash and cash equivalents at end of period	$2,810	$632

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Six Months Ended December 31,
	2017	2016
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued liabilities	$48	$91

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, which was filed with the SEC on September 28, 2017.

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

December 31, 2017

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

No customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2017 and June 30, 2017. No customer accounted for more than 10% of the Company’s revenues for the three and six months ended December 31, 2017 and 2016.

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

Geographic Concentrations

The Company conducts business in the US and Canada (US and Canada are collectively referred to as the "NA Market"), and the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”). For customers headquartered in those respective countries, the Company derived approximately 65% of its net revenues from the UK, 33% from the US, 1% from Ireland, and less than 1% from Canada during the three months ended December 31, 2017, compared to 64% of its net revenues from the UK, 34% from the US, 1% from Ireland and 1% from Canada during the three months ended December 31, 2016.

The Company derived approximately 63% of its net revenues from the UK, 35% from the US, 1% from Ireland, and 1% from Canada during the six months ended December 31, 2017, compared to 63% of its net revenues from the UK, 35% from the US, 1% from Ireland and 1% from Canada during the six months ended December 31, 2016.

At December 31, 2017, the Company maintained 78% of its net property and equipment in the UK and the remaining 22% in the US. At June 30, 2017, the Company maintained 76% of its net property and equipment in the UK and the remaining 24% in the US.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation expense was $37,000 and $38,000 for the three months ended December 31, 2017 and 2016, respectively, and was $75,000 and $79,000 for the six months ended December 31, 2017 and 2016.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. Amortization of capitalized software development costs is included in the cost of revenues line on the consolidated statements of comprehensive income. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense on software development costs included in costs of revenues was $83,000 and $67,000 for the three months ended December 31, 2017 and 2016, respectively, and was $167,000 and $134,000 for the six months ended December 31, 2017 and 2016.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer contracts/relationships, automotive data services, and acquired intellectual property, and are recorded at cost. Completed software technology and customer contracts/relationships are amortized using the straight-line method over their estimated useful lives of 9 to 10 years, automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years and acquired intellectual property is amortized over the estimated useful life of 10 years. Amortization expense on amortizable intangible assets was $21,000 and $19,000 for the three months ended December 31, 2017 and 2016, respectively, and was $41,000 and $39,000 for the six months ended December 31, 2017 and 2016.

Goodwill

Goodwill is not amortized, but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company.  As of December 31, 2017, the Company does not believe there is an impairment of its goodwill. However, there can be no assurance that market conditions will not change and/or demand for the Company’s products and services will continue at a level consistent with past results, which could result in impairment of goodwill in the future.

For the six months ended December 31, 2017 and 2016, goodwill activity was as follows:

In thousands	For the Six Months Ended December 31,
	2017	2016
Beginning Balance	$8,191	$8,363
Effect of exchange rate changes	216	(467)
Ending Balance	$8,407	$7,896

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets can be recovered through projected undiscounted future cash flows over their remaining useful lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations during the period in which long-lived asset impairment is determined by management. At December 31, 2017, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

December 31, 2017

(Unaudited)

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended December 31, 2017 and 2016, advertising expense totaled $224,000 and $215,000, respectively, and was $262,000 and $272,000 for the six months ended December 31, 2017 and 2016, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $95,000 and $(196,000) for the three months ended December 31, 2017 and 2016, respectively, and $360,000 and $(672,000) for the six months ended December 31, 2017 and 2016, respectively.

Foreign currency gains and losses from transactions denominated in currencies other than the respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended December 31, 2017 and 2016, the components of comprehensive income consist of foreign currency translation gains (losses).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company has an accrual of $0.1 million for interest or penalties on the Company’s condensed consolidated balance sheets at December 31, 2017 and June 30, 2017, and has not recognized interest and/or penalties in the condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2017 and 2016.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  For the three months ended December 31, 2017, there were 332,888 common share equivalents excluded from the computation of DEPS as their effects would be anti-dilutive. For the six months ended  December 31, 2017, there were 330,786 common share equivalents included in the computation of the DEPS.  For the three and six months ended December 31, 2017, 450,178 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested. For the three and six months ended  December 31, 2016, there were 97,078 and 96,431 common share equivalents included in the computation of the DEPS, respectively.  For the three and six months ended December 31, 2016, 503,951 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS.

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation for the three and six months ended December 31, 2017 and 2016 (in thousands, except for per share amounts):

For the Three Months Ended December 31,	2017	2016
Numerator:
Net income (loss)	$(79)	$250
Denominator:
Basic weighted-average shares outstanding	11,825	11,716
Effect of dilutive securities	-	97
Diluted weighted-average shares outstanding	11,825	11,813
Basic earnings (loss) per common share	$(0.01)	$0.02
Diluted earnings (loss) per common share	$(0.01)	$0.02

For the Six Months Ended December 31,	2017	2016
Numerator:
Net income	$1,035	$1,463
Denominator:
Basic weighted-average shares outstanding	11,820	11,709
Effect of dilutive securities	331	96
Diluted weighted-average shares outstanding	12,151	11,805
Basic earnings per common share	$0.09	$0.12
Diluted earnings per common share	$0.09	$0.12

Reclassifications

Certain assets were reclassified from inventories to other current assets and other long-term assets and reclassified from other current assets to accounts receivable and certain liabilities were reclassified from accrued expenses to accrued payroll and related expenses and deferred revenues, net of current portion, as of June 30, 2017 in order to conform to the current period presentation in the accompanying condensed consolidated balance sheets and cash flows with no net effect on the previously reported net income.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Company did not have additional disclosures or changes in cash flow presentation in its consolidated financial statements as a result of the adoption of this standard on July 1, 2017.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Currently, there is no guidance in accounting principles generally accepted in the US about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The update requires management to assess specifically, the amendments (1) provide a definition of the term "substantial doubt," (2) require an evaluation every reporting period (including interim periods), (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  Based on the Company's evaluation as of December 31, 2017, there is not substantial doubt about the Company's ability to continue as a going concern and no additional disclosures are required at this time.

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

December 31, 2017

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

December 31, 2017

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

During the three and six months ended December 31, 2017, the Company issued 7,649 and 15,273 shares of common stock, respectively, for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and 2017 EIP and in lieu of cash compensation.

Treasury Stock

No treasury stock was retired during the six months ended December 31, 2017 and 2016.

Stock-Based Compensation

Stock-based compensation expense for restricted stock and stock issuances of $0.1 million and $0.1 million was recorded for the three months ended December 31, 2017 and 2016, respectively, and $0.2 million and $0.2 million was recorded for the six months ended December 31, 2017 and 2016, respectively, and such stock-based compensation expense was recorded in general and administrative expenses in the statements of comprehensive income.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
	Number of	Weighted-	Average
	Shares	Average	Remaining
	(in	Exercise	Contractual
	thousands)	Price	Life (in years)
Options outstanding - July 1, 2017	68	$1.30
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding – December 31, 2017	68	$1.30	3.5
Options exercisable - December 31, 2017	68	$1.30	3.5
Options exercisable and vested - December 31, 2017	68	$1.30	3.5

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

During the three months ended December 31, 2017, the Company granted a total of 240,000 restricted shares of common stock to employees under the 2017 EIP, valued at $1.5 million.  The restricted stock becomes vested when the Company's volume weighted average price ("VWAP") per share is at or above certain levels.

A summary of the Company's restricted common stock activity is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
Restricted stock outstanding - July 1, 2017	504	$0.94
Issuance of restricted stock	240	6.19
Vesting	(294)	0.48
Forfeitures	-	-
Restricted stock outstanding - December 31, 2017	450	$4.25

A summary of the vesting levels of the Company's restricted common stock is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30-day VWAP per share vesting level (1):
$9.00 per share	130	$3.22
$10.00 per share	120	$4.68
$11.00 per share	120	$4.68
$12.00 per share	80	$4.68

(1) The restricted stock becomes vested when the Company’s 30-day VWAP per share is at or above these levels.

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

During the six months ended December 31, 2017, the Company issued 6,958 shares of common stock to employees, including executive officers, under the ESPP Plans in lieu of compensation.  No shares were issued during the three months ended December 31, 2017.

During the six months ended December 31, 2016, the Company issued 7,008 shares of common stock to employees, including an executive officer, under the ESPP Plans in lieu of compensation. No shares were issued during the three months ended December 31, 2016.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 5. LONG-TERM DEBT

Debt obligations consisted of the following at December 31, 2017 and June 30, 2017:

	As of
(in thousands)	December 31, 2017	June 30, 2017
Debt obligations:
Revolving loan facility	$-	$-
Term loan	7,550	8,217
Less: unamortized debt issuance costs	(75)	(97)
Total	7,475	8,120
Less current portion	(1,864)	(1,734)
Long-term debt	$5,611	$6,386

On March 2, 2017, the Company entered into a credit facility ("New Credit Facility") with Univest Bank and Trust Co. (“Univest”).  In connection with the New Credit Facility, the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the "Credit Agreements"). The New Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver.  The Company used the initial proceeds of the New Credit Facility to repay all of its obligations under its prior credit facility. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBO Rate (as defined in the Credit Agreements) or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants.  The term note required monthly payments of $133,333 through December 1, 2017, then $158,333 through December 1, 2018, and $175,000 thereafter through maturity. The maturity date under the Credit Agreements is August 1, 2021.

As of December 31, 2017, the Company did not have any borrowings under its revolving credit note.  Under the terms of the Credit Agreements, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations.  The Company’s obligations under the Credit Agreements are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary, MAM Software Inc.  Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary.  As of December 31, 2017, the Company was in compliance with its loan covenants.

NOTE 6. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering US corporate income tax rates and the imposition of a territorial tax system with a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a lower US statutory federal rate, from the previous rate of 34%, to a blended rate of approximately 28% for the Company's fiscal year ending June 30, 2018 and 21% for subsequent fiscal years. During the three months ended December 31, 2017, the Company was required to revalue its US federal deferred tax assets and liabilities at the new federal corporate income tax rate in the period of enactment; accordingly, the Company recorded additional income tax expense of $0.7 million, which consisted of $0.5 million related to the write-down of the Company's net US federal deferred tax assets to the lower statutory tax rate and $0.2 million for the one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

The changes included in the Tax Act are broad and complex. The final impact of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

	For the Three Months Ended December 31,
	2017	2016
Provision for income taxes	$793	$30
Effective tax rate	111%	11%

	For the Six Months Ended December 31,
	2017	2016
Provision for income taxes	$1,102	$64
Effective tax rate	52%	4%

For the three and six months ended December 31, 2017, the Company's effective tax rate differed from the federal statutory rate due to increases from the revaluation of our net deferred tax assets at the lower US federal statutory rate and the one-time repatriation tax on deemed repatriation of historical earnings on our foreign subsidiaries, as per the Tax Act, partially offset by profits from the UK that are subject to a lower statutory rate, the utilization of research and development credits in the UK, and the utilization of prior net operating losses against income generated in the US.

For the three and six months ended December 31, 2016, the Company's effective tax rate differed from the federal statutory rate primarily due to profits from the UK that are subject to a lower statutory rate, the utilization of research and development credits in the UK, the utilization of prior net operating losses against income generated in the US, and the partial release of valuation allowance in the US.

NOTE 7. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2017 through the filing date of this Quarterly Report on Form 10-Q.  Based on its evaluation, there are no events that are required to be disclosed herein.

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

Our revenues and income are derived primarily from the sale of business management software, data, ecommerce solutions, and services and support. For MAM UK, we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the three months ended December 31, 2017, we generated revenues of $8.5 million and had a net loss of $0.1 million; 66% of these revenues came from the UK Market. In the six months ended December 31, 2017, we generated revenues of $17.1 million and had a net income of $1.0 million; 64% of these revenues came from the UK Market.

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

Autowork Online was launched in 2010, and as of December 31, 2017, we had 2,942 customers subscribing to this service.  A white label version of this product, which is our product rebranded by a different company, is being sold into the NA Market by ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA Market.  As of December 31, 2017, we had 438 customers subscribing to this service.

We have been working with Goodyear to deliver a version of VAST Online that will be rolled out across the Goodyear network starting in fiscal year 2018, as their next generation ‘cloud’ based point of sale solution. The first phase of launching our VAST platform to the Goodyear network includes implementing it at beta sites.  The first beta site went live on VAST Online in October of fiscal year 2018 and we will continue to implement it at additional beta sites in advance of launching it to the entire Goodyear network. The VAST Online product will be promoted to the wider NA Market and UK Market.

The second area of focus is the sales and marketing strategy within the NA Market. The MAM NA business will continue to invest in sales and marketing activity to help further expand the MAM brand and build our pipeline in the NA Market.

The third area of focus relates to our information services and e-commerce services. Information services includes Autocat, an electronic auto parts catalog that uses the DaaS distribution model.  MAM centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application.  Data can also be 'consumed' via a web service for integration into business to commerce, or “B2C,” websites.  Information in Autocat is maintained through verification and standardization process, with updates published daily.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 66% and 64% for the three and six months ended December 31, 2017, respectively, and 65% and 64% for the three and six months ended December 31, 2016, respectively. As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted. Changes in the currency values occur regularly and, in some instances, may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate. The exchange rate for MAM UK’s operating results was US $1.3268 per GBP for the three months ended December 31, 2017, as compared to US $1.2435 per GBP for the three months ended December 31, 2016. The exchange rate for MAM UK’s operating results was US $1.3180 per GBP for the six months ended December 31, 2017, as compared to US $1.2784 per GBP for the six months ended December 31, 2016.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating assets and liabilities of MAM UK was US $1.3491 per GBP at December 31, 2017, as compared to US $1.3002 per GBP at June 30, 2017.

Currency translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(2.9) million and $(3.3) million as of December 31, 2017 and June 30, 2017, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts. The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life. However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted. As of December 31, 2017, deferred revenue was $2.7 million.

Results of Operations

Net Revenues.

Our revenues consist of two components: recurring and non-recurring revenues.  Recurring revenues are generated from monthly subscriptions primarily for maintenance support contracts, as well as rental contracts.  Non-recurring revenues are generated from professional development work primarily for implementation of services, professional development work for customization services and hardware sales.

Our net revenues for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, were as follows (dollars in thousands):

	For the Three Months Ended December 31,
Net Revenues	2017	2016	$ Variance	% Variance
MAM UK:
Recurring	$4,964	$4,270	$694	16%
Non-recurring	720	554	166	30%
Total MAM UK Revenues	$5,684	$4,824	$860	18%

MAM NA:
Recurring	$2,293	$2,024	$269	13%
Non-recurring	523	534	(11)	(2)%
Total MAM NA Revenues	$2,816	$2,558	$258	10%

Total Net Revenues	$8,500	$7,382	$1,118	15%

Our net revenues for the six months ended December 31, 2017, compared to the six months ended December 31, 2016, were as follows (dollars in thousands):

	For the Six Months Ended December 31,
Net Revenues	2017	2016	$ Variance	% Variance
MAM UK:
Recurring	$9,792	$8,749	$1,043	12%
Non-recurring	1,233	1,191	42	4%
Total MAM UK Revenues	$11,025	$9,940	$1,085	11%

MAM NA:
Recurring	$4,550	$3,956	$594	15%
Non-recurring	1,563	1,548	15	1%
Total MAM NA Revenues	$6,113	$5,504	$609	11%

Total Net Revenues	$17,138	$15,444	$1,694	11%

For the three and six months ended December 31, 2017, compared to the same periods in the prior year, net revenues from our MAM NA operations increased for recurring revenue as a result of overall growth in the market for SaaS.  Non-recurring sales for our MAM NA operations has remained relatively flat for the three and six months ended December 31, 2017 due to increases in our professional services in the current year, offset by lower perpetual license sales in the current year. For the three and six months ended December 31, 2017 compared to the same periods in the prior year, our MAM UK operations experienced an increase in its recurring revenues as customers continued to transition to the SaaS model, as well as due to favorable changes in foreign currency. For the three months ended December 31, 2017, MAM UK operations experienced an increase in non-recurring revenue, due to higher system sales and professional services. For the six months ended December 31, 2017, non-recurring revenues from our MAM UK operations remained relatively flat as increases in professional services were offset by customers transitioning to our SaaS model.

Cost of Revenues.

Our cost of revenues for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, were as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2017	2016	$ Variance	% Variance
Cost of Revenues:
MAM UK	$2,490	$2,261	$229	10%
MAM NA	1,509	1,233	276	22%
Total Cost of Revenues	$3,999	$3,494	$505	14%

Our cost of revenues for the six months ended December 31, 2017, compared to the six months ended December 31, 2016, were as follows (dollars in thousands):

	For the Six Months Ended December 31,
	2017	2016	$ Variance	% Variance
Cost of Revenues:
MAM UK	$4,860	$4,476	$384	9%
MAM NA	2,946	2,336	610	26%
Total Cost of Revenues	$7,806	$6,812	$994	15%

For the three and six months ended December 31, 2017 compared to the same periods in prior year, increases in costs of services were primarily due to higher infrastructure costs to support SaaS growth, as well as an increase in support and professional services headcount to support growth. Included in the cost of revenues is $0.1 million of software development amortization for both the three months ended December 31, 2017 and 2016 and $0.2 million of software development amortization for both the six months ended December 31, 2017 and 2016.

 Operating Expenses.

Our operating expenses for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, were as follows:

	For the Three Months Ended December 31,
	2017	2016	Variance $	Variance %
Research and development	$1,192	$956	$236	25%
Sales and marketing	986	1,032	(46)	(4)%
General and administrative	1,442	1,442	-	-%
Depreciation and amortization	58	56	2	4%
Total Operating Expenses	$3,678	$3,486	$192	6%

Our operating expenses for the six months ended December 31, 2017, compared to the six months ended December 31, 2016, were as follows:

	For the Six Months Ended December 31,
	2017	2016	Variance $	Variance %
Research and development	$2,195	$1,851	$344	19%
Sales and marketing	1,739	1,942	(203)	(10)%
General and administrative	2,932	2,952	(20)	(1)%
Depreciation and amortization	116	118	(2)	(2)%
Total Operating Expenses	$6,982	$6,863	$119	2%

Research and Development Expenses.  For the three and six months ended December 31, 2017, compared to the same periods in the prior year, research and development ("R&D") expenses increased due to additional resources focused on new initiatives for the Company. R&D expenses for the three months ended December 31, 2017 and 2016 excluded $0.3 million and $0.8 million, respectively, of capitalized costs.    R&D expenses for the six months ended December 31, 2017 and 2016, excluded $0.9 million and $1.5 million, respectively, of capitalized costs. Decreases in capitalized costs are associated with certain capitalizable projects being completed.

Sales and Marketing Expenses.  For the three months ended December 31, 2017, compared to the same period in the prior year, sales and marketing expenses decreased due to lower headcount. For the six months ended December 31, 2017 compared to the same period in the prior year, sales and marketing expenses decreased due to lower headcount and lower commission expense for perpetual sales.

General and Administrative Expenses.  For the three and six months ended December 31, 2017, compared to the same periods in the prior year, general and administrative expenses remained relatively consistent.

Depreciation and Amortization Expenses.  For the three and six months ended December 31, 2017, compared to the same periods in the prior year, depreciation and amortization expenses remained relatively consistent.

Other Income (Expense). For the three and six months ended December 31, 201, compared to the same periods in the prior year, interest expense decreased due to the reduction in the outstanding debt balance and lower interest rates under the new credit facility.

Income Taxes. Income taxes increased $0.8 million to income tax expense of $0.8 million for the three months ended December 31, 2017, as compared to $30,000 for the three months ended December 31, 2016. The effective tax rate was 111% for the three months ended December 31, 2017, as compared to 11% for the three months ended December 31, 2016. The effective tax rate was 52% for the six months ended December 31, 2017, as compared to 4% for the six months ended December 31, 2016. For the three and six months ended December 31, 2017, the increase in the effective tax rate compared to the same periods in December 31, 2016, was primarily due to the revaluation of our net deferred tax assets at the lower US federal statutory rate and the one-time repatriation tax on deemed repatriation of historical earnings on our foreign subsidiaries, as per the Tax Cuts and Jobs Act (see Note 6), in the current year, as well as a partial release of the valuation allowance in the US in the prior year. The effective tax rate for the three and six months ended December 31, 2017 was higher than the federal statutory rate due to the enactment of the Tax Cuts and Jobs Act, which was offset by a lower statutory tax rate in the UK of 19% and further reduced by R&D credits utilized in the UK. We cannot guarantee that we will continue to qualify for these R&D credits in the future.

Liquidity and Capital Resources

	For the Six Months Ended December 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$3,110	$2,850
Net cash used in investing activities	(924)	(1,566)
Net cash used in financing activities	(667)	(1,038)
Effect of exchange rate changes	31	(105)
Net change in cash and cash equivalents	1,550	141
Cash and cash equivalents at beginning of period	1,260	491
Cash and cash equivalents at end of period	$2,810	$632

For the six months ended December 31, 2017

Net cash provided by operating activities was primarily due to net income of $1.0 million, non-cash adjustments of $1.3 million, and positive working capital of $0.8 million.

The positive changes in non-cash adjustments were primarily due the revaluation of our net deferred tax assets at the lower U.S. federal statutory rate per the Tax Cuts and Jobs Act. The positive changes in working capital were primarily due to a decrease in accounts receivable due to increased collections and timing of payments, and a decrease in income tax receivable for receipt of payment for tax credits related to our MAM UK operations and increase in income taxes payable due to the current quarter provision.  These increases to working capital were partially offset by a decrease in accounts payable due to the timing of payments.

Net cash used in investing activities was primarily due to capitalized software development costs of $0.9 million.

Net cash used in financing activities relates to the repayment of borrowings under the New Credit Facility (defined below) of $0.7 million.

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

Working Capital

Working capital was ($0.1) million at December 31, 2017, as compared to ($0.8) million at June 30, 2017. Working capital included the current portion of long-term debt of $1.9 million at December 31, 2017 and $1.7 million at June 30, 2017, respectively.

Capital Expenditures

Capital expenditures for the six months ended December 31, 2017 and 2016 were $0.9 million and $1.6 million, respectively.  The capital expenditures included capitalized software development costs of $0.9 million and $1.5 million for the six months ended December 31, 2017 and 2016, respectively, which were primarily related to the development of VAST Online and Autocat for the NA Market.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017filed with the SEC on September 28, 2017.

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

MAM Software Group, Inc.

Date: February 8, 2018	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2018	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.