Form 10-Q
period 2018-03-31
MAM SOFTWARE GROUP, INC.
filed 2018-05-10
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The registrant had 12,593,035 shares of its common stock outstanding as of May 4, 2018.

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

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31,	June 30,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,792	$1,260
Accounts receivable, net of allowance of $323 and $332, respectively	4,947	4,873
Inventories	213	154
Prepaid expenses and other current assets	1,247	1,260
Income tax receivable	-	168
Total Current Assets	10,199	7,715

Property and Equipment, Net	512	511

Other Assets
Goodwill	8,630	8,191
Intangible assets, net	623	639
Software development costs, net	8,960	7,634
Deferred income taxes	1,738	1,679
Other long-term assets	515	283
TOTAL ASSETS	$31,177	$26,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,922	$1,334
Accrued expenses and other liabilities	1,115	1,137
Accrued payroll and related expenses	1,467	1,605
Current portion of long-term debt	1,758	1,734
Current portion of deferred revenues	2,065	1,477
Sales tax payable	892	761
Income tax payable	349	506
Total Current Liabilities	9,568	8,554

Long-Term Liabilities
Deferred revenues, net of current portion	1,027	772
Deferred income taxes	1,488	682
Long-term debt, net of current portion	5,100	6,386
Other long-term liabilities	877	583
Total Liabilities	18,060	16,977
Commitments and Contingencies
Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000 shares authorized, 12,591 shares issued and 12,586 shares outstanding at March 31, 2018 and 12,313 shares issued and 12,308 shares outstanding at June 30, 2017	1	1
Additional paid-in capital	14,658	14,180
Accumulated other comprehensive loss	(2,571)	(3,283)
Retained earnings (accumulated deficit)	1,045	(1,207)
Treasury stock at cost, 5 shares at March 31, 2018 and June 30, 2017	(16)	(16)
Total Stockholders' Equity	13,117	9,675
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,177	$26,652

 The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
Net revenues	$9,109	$7,873	$26,247	$23,317
Cost of revenues	4,135	3,567	11,941	10,379
Gross Profit	4,974	4,306	14,306	12,938

Operating Expenses
Research and development	1,274	1,003	3,469	2,854
Sales and marketing	828	917	2,567	2,859
General and administrative	1,589	1,471	4,521	4,423
Depreciation and amortization	60	55	176	173
Total Operating Expenses	3,751	3,446	10,733	10,309

Operating Income	1,223	860	3,573	2,629

Other Income (Expense)
Interest expense, net	(95)	(198)	(308)	(440)
Total other income (expense), net	(95)	(198)	(308)	(440)

Income before provision (benefit) for income taxes	1,128	662	3,265	2,189

Provision (benefit) for income taxes	(89)	(16)	1,013	48

Net Income	$1,217	$678	$2,252	$2,141

Earnings per share attributed to common stockholders – basic	$0.10	$0.06	$0.19	$0.18
Earnings per share attributed to common stockholders – diluted	$0.10	$0.06	$0.19	$0.18

Weighted average common shares outstanding – basic	11,835	11,739	11,825	11,719
Weighted average common shares outstanding – diluted	12,166	11,830	12,156	11,810

Net Income	$1,217	$678	$2,252	$2,141
Foreign currency translation gain (loss)	352	41	712	(631)
Total Comprehensive Income	$1,569	$719	$2,964	$1,510

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,252	$2,141
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	77	331
Depreciation and amortization	421	372
Amortization of debt issuance costs	32	120
Deferred income taxes	743	5
Stock-based compensation expense	401	278

Changes in assets and liabilities:
Accounts receivable	66	(390)
Prepaid expenses and other assets	(203)	141
Income tax receivable	173	338
Accounts payable	506	(121)
Accrued expenses and other liabilities	(98)	151
Income taxes payable	90	-
Deferred revenues	748	699
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,208	4,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(79)	(88)
Capitalized software development costs	(1,298)	(2,136)
NET CASH USED IN INVESTING ACTIVITIES	(1,377)	(2,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	9,519
Repayment of long-term debt	(1,301)	(10,681)
Common stock surrendered to pay for tax withholding	(24)	(149)
Payment of fees for acquisition of debt	-	(138)
NET CASH USED IN FINANCING ACTIVITIES	(1,325)	(1,449)

Effect of exchange rate changes	26	(64)
Net change in cash and cash equivalents	2,532	328
Cash and cash equivalents at beginning of period	1,260	491
Cash and cash equivalents at end of period	$3,792	$819

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Nine Months Ended March 31,
	2018	2017
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued liabilities	$112	$171
Acquisition of equipment under capital lease	$7	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, which was filed with the SEC on September 28, 2017.

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

March 31, 2018

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

No customer accounted for more than 10% of the Company’s accounts receivable at March 31, 2018 and June 30, 2017. No customer accounted for more than 10% of the Company’s revenues for the three and nine months ended March 31, 2018 and 2017.

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

Geographic Concentrations

The Company conducts business in the US and Canada (US and Canada are collectively referred to as the "NA Market"), and the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”). For customers headquartered in those respective countries, the Company derived approximately 67% of its net revenues from the UK, 31% from the US, 1% from Ireland, and 1% from Canada during the three months ended March 31, 2018, compared to 62% of its net revenues from the UK, 36% from the US, 1% from Ireland and 1% from Canada during the three months ended March 31, 2017.

The Company derived approximately 64% of its net revenues from the UK, 34% from the US, 1% from Ireland, and 1% from Canada during the nine months ended March 31, 2018, compared to 63% of its net revenues from the UK, 35% from the US, 1% from Ireland and 1% from Canada during the nine months ended March 31, 2017.

At March 31, 2018, the Company maintained 77% of its net property and equipment in the UK and the remaining 23% in the US. At June 30, 2017, the Company maintained 76% of its net property and equipment in the UK and the remaining 24% in the US.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Inventories consist primarily of hardware that will be sold to customers. The Company periodically reviews its inventories and records a provision for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Once established, write-downs of inventories are considered permanent adjustments to the cost basis of the obsolete or excess inventories.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation expense was $39,000 and $36,000 for the three months ended March 31, 2018 and 2017, respectively, and was $114,000 and $115,000 for the nine months ended March 31, 2018 and 2017.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. Amortization of capitalized software development costs is included in the cost of revenues line on the consolidated statements of comprehensive income. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense on software development costs included in costs of revenues was $78,000 and $65,000 for the three months ended March 31, 2018 and 2017, respectively, and was $245,000 and $199,000 for the nine months ended March 31, 2018 and 2017.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer contracts/relationships, automotive data services, and acquired intellectual property, and are recorded at cost. Completed software technology and customer contracts/relationships are amortized using the straight-line method over their estimated useful lives of 9 to 10 years, automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years and acquired intellectual property is amortized over the estimated useful life of 10 years. Amortization expense on amortizable intangible assets was $21,000 and $19,000 for the three months ended March 31, 2018 and 2017, respectively, and was $62,000 and $58,000 for the nine months ended March 31, 2018 and 2017.

Goodwill

Goodwill is not amortized, but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company.  As of March 31, 2018, the Company does not believe there is an impairment of its goodwill. However, there can be no assurance that market conditions will not change and/or demand for the Company’s products and services will continue at a level consistent with past results, which could result in impairment of goodwill in the future.

For the nine months ended March 31, 2018 and 2017, goodwill activity was as follows:

In thousands	For the Nine Months Ended March 31,
	2018	2017
Beginning Balance	$8,191	$8,363
Effect of exchange rate changes	439	(401)
Ending Balance	$8,630	$7,962

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets can be recovered through projected undiscounted future cash flows over their remaining useful lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations during the period in which long-lived asset impairment is determined by management. At March 31, 2018, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

March 31, 2018

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2018 and 2017, advertising expense totaled $77,000 and $79,000, respectively, and was $339,000 and $351,000 for the nine months ended March 31, 2018 and 2017, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $352,000 and $41,000 for the three months ended March 31, 2018 and 2017, respectively, and $712,000 and $(631,000) for the nine months ended March 31, 2018 and 2017, respectively.

Foreign currency gains and losses from transactions denominated in currencies other than the respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended March 31, 2018 and 2017, the components of comprehensive income consist of foreign currency translation gains (losses).

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination on the basis of the technical merits. The Company records unrecognized tax benefits as liabilities in accordance with ASC 740 and adjusts these liabilities based on new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. As of March 31, 2018, the Company accrued unrecognized tax benefits totaling $0.3 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company has an accrual of $0.1 million for interest or penalties on the Company’s condensed consolidated balance sheets at March 31, 2018 and June 30, 2017 and has not recognized interest and/or penalties in the condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2018 and 2017.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  For the three and nine months ended March 31, 2018, there were 331,385 and 330,984 common share equivalents included in the computation of the DEPS, respectively.  For the three and nine months ended March 31, 2018, 450,178 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested.  For the three and nine months ended March 31, 2017, there were 91,636 and 91,013 common share equivalents included in the computation of the DEPS, respectively.  For the three and nine months ended March 31, 2017, 503,951 shares of common stock vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS.

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation for the three and nine months ended March 31, 2018 and 2017 (in thousands, except for per share amounts):

For the Three Months Ended March 31,	2018	2017
Numerator:
Net income	$1,217	$678
Denominator:
Basic weighted-average shares outstanding	11,835	11,739
Effect of dilutive securities	331	91
Diluted weighted-average shares outstanding	12,166	11,830
Basic earnings per common share	$0.10	$0.06
Diluted earnings per common share	$0.10	$0.06

For the Nine Months Ended March 31,	2018	2017
Numerator:
Net income	$2,252	$2,141
Denominator:
Basic weighted-average shares outstanding	11,825	11,719
Effect of dilutive securities	331	91
Diluted weighted-average shares outstanding	12,156	11,810
Basic earnings per common share	$0.19	$0.18
Diluted earnings per common share	$0.19	$0.18

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

March 31, 2018

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Currently, there is no guidance in accounting principles generally accepted in the US about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The update requires management to assess the Company’s ability to continue as a going concern by incorporating and expanding upon certain US accounting principles. Specifically, the amendments in the update (1) provide a definition of the term "substantial doubt," (2) require an evaluation every reporting period (including interim periods), (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  Based on the Company's evaluation as of March 31, 2018, there is not substantial doubt about the Company's ability to continue as a going concern and no additional disclosures are required at this time.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for annual and interim periods beginning after December 15, 2017. The Company has performed a review of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretative guidance. The Company is assessing the impact of the five-step model of the new standard on its contracts compared to the results of current accounting practice.  The Company plans to adopt ASU 2014-09 on July 1, 2018. The Company has not yet determined whether it will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to retained earnings. The new standard could change the amount and timing of revenue and costs under certain arrangement types and could increase the administrative burden on the Company’s operations to properly account for customer contracts and provide the more expansive required disclosures. The Company is currently evaluating the impact of adopting ASU 2014-09, but has not yet determined what effect, if any, the new guidance will have on its consolidated financial position, results of operations or cash flows.

NOTE 3. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various legal claims and proceedings arising in the ordinary course of business. The ultimate disposition of such proceedings, if initiated, could have a material adverse effect on the consolidated financial position or results of operations of the Company. There are currently no pending material legal proceedings.

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

March 31, 2018

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

During the three and nine months ended March 31, 2018, the Company issued 7,649 and 22,922 shares of common stock, respectively, for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and 2017 EIP and in lieu of cash compensation.

Treasury Stock

No treasury stock was retired during the nine months ended March 31, 2018 and 2017.

Stock-Based Compensation

Stock-based compensation expense for restricted stock and stock issuances of $0.2 million and $0.1 million were recorded for the three months ended March 31, 2018 and 2017, respectively, and $0.4 million and $0.3 million was recorded for the nine months ended March 31, 2018 and 2017, respectively, and such stock-based compensation expense was recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
	Number of	Weighted-	Average
	Shares	Average	Remaining
	(in	Exercise	Contractual
	thousands)	Price	Life (in years)
Options outstanding - July 1, 2017	68	$1.30
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding – March 31, 2018	68	$1.30	3.3
Options exercisable - March 31, 2018	68	$1.30	3.3
Options exercisable and vested - March 31, 2018	68	$1.30	3.3

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

During the nine months ended March 31, 2018, the Company granted a total of 240,000 restricted shares of common stock to employees under the 2017 EIP, valued at $1.5 million.  The restricted stock becomes vested when the Company's volume weighted average price ("VWAP") per share is at or above certain levels.

A summary of the Company's restricted common stock activity is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
Restricted stock outstanding - July 1, 2017	504	$0.94
Issuance of restricted stock	240	6.19
Vesting	(294)	0.48
Forfeitures	-	-
Restricted stock outstanding - March 31, 2018	450	$4.25

A summary of the vesting levels of the Company's restricted common stock is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30-day VWAP per share vesting level (1):
$9.00 per share	130	$3.22
$10.00 per share	120	$4.68
$11.00 per share	120	$4.68
$12.00 per share	80	$4.68

(1) The restricted stock becomes vested when the Company’s 30-day VWAP per share is at or above these levels.

Employee Stock Purchase Plan

The Company has established Employee Stock Purchase Plans ("ESPP Plans"). Under the ESPP Plans, the Company will grant eligible employees the right to purchase common stock through payroll deductions. US employees purchase stock at a price equal to the lesser of 85% of the fair market value of a share of the Company’s common stock on the Exercise Date (as defined under the ESPP Plans) of the current Offering Period (as defined under the ESPP Plans) or 85% of the fair market value of the Company's common stock on the Grant Date (as defined under the ESPP Plans) of the Offering Period.  UK employees purchase at a price equal to the lesser of 100% of the fair market value of a share of the Company’s common stock on the Exercise Date of the current Offering Period or 100% of the fair market value of the Company's common stock on the Grant Date of the Offering Period, but receive a 15% matching contribution from the Company.

During the three and nine months ended March 31, 2018, the Company issued 7,754 and 14,712 shares of common stock, respectively, to employees, including executive officers, under the ESPP Plans in lieu of compensation.

During the three and nine months ended March 31, 2017, the Company issued 6,827 and 13,835 shares of common stock, respectively, to employees, including an executive officer, under the ESPP Plans in lieu of compensation.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 5. LONG-TERM DEBT

Debt obligations consisted of the following at March 31, 2018 and June 30, 2017:

	As of
(in thousands)	March 31, 2018	June 30, 2017
Debt obligations:
Revolving loan facility	$-	$-
Term loan	6,916	8,217
Equipment financing	7	-
Less: unamortized debt issuance costs	(65)	(97)
Total	6,858	8,120
Less current portion	(1,758)	(1,734)
Long-term debt	$5,100	$6,386

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

As of March 31, 2018, the Company did not have any borrowings under its revolving credit note.  Under the terms of the Credit Agreements, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations.  The Company’s obligations under the Credit Agreements are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary, MAM Software Inc.  Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary.  As of March 31, 2018, the Company was in compliance with its loan covenants.

NOTE 6. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering US corporate income tax rates and the imposition of a territorial tax system with a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a lower US statutory federal rate, from the previous rate of 34%, to a blended rate of approximately 28% for the Company's fiscal year ending June 30, 2018 and 21% for subsequent fiscal years. For the nine months ended March 31, 2018, the Company was required to revalue its US federal deferred tax assets and liabilities at the new federal corporate income tax rate in the period of enactment; accordingly, the Company recorded additional income tax expense of $0.7 million, which consisted of $0.5 million related to the write-down of the Company's net US federal deferred tax assets to the lower statutory tax rate and $0.2 million for the one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The changes included in the Tax Act are broad and complex. The final impact of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

	For the Three Months Ended March 31,
	2018	2017
Provision (benefit) for income taxes	$(89)	$(16)
Effective tax rate	(8)%	(2)%

	For the Nine Months Ended March 31,
	2018	2017
Provision for income taxes	$1,013	$48
Effective tax rate	31%	2%

For the three months ended March 31, 2018, the Company's effective tax rate differed from the federal statutory rate due to the utilization of research and development credits in the US not previously taken, by profits from the UK that are subject to a lower statutory rate, and the utilization of research and development credits in the UK, offset by discrete items related to the accrual for uncertain tax positions. For the nine months ended March 31, 2018, the Company's effective tax rate differed from the federal statutory rate due to increases from the revaluation of our net deferred tax assets at the lower US federal statutory rate and the one-time repatriation tax on deemed repatriation of historical earnings on our foreign subsidiaries, as per the Tax Act, partially offset by profits from the UK that are subject to a lower statutory rate, the utilization of research and development credits in the UK, the utilization of research and development credits in the US for the first time and the utilization of prior net operating losses against income generated in the US.

For the three and nine months ended March 31, 2017, the Company's effective tax rate differed from the federal statutory rate primarily due to profits from the UK that are subject to a lower statutory rate, the utilization of research and development credits in the UK, the utilization of prior net operating losses against income generated in the US, and the partial release of valuation allowance in the US.

NOTE 7. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2018 through the filing date of this Quarterly Report on Form 10-Q.  Based on its evaluation, there are no events that are required to be disclosed herein.

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

Our revenues and income are derived primarily from the sale of business management software, data, ecommerce solutions, and services and support. For MAM UK, we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the three months ended March 31, 2018, we generated revenues of $9.1 million and had net income of $1.2 million; 68% of these revenues came from the UK Market. In the nine months ended March 31, 2018, we generated revenues of $26.2 million and had a net income of $2.3 million; 65% of these revenues came from the UK Market.

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

Need for Technology Solutions

A variety of factors drive the automotive market’s need for sophisticated technology solutions, including the following:

Inventory Management

Industry sources suggest that approximately 35% of parts produced are never sold and 30% of parts stocked are never sold. Approximately 25% of parts sold are eventually returned due to insufficient knowledge or capability by either the parts supplier counterman or the auto service provider installer. As a result, we believe there is substantial inefficiency in the automotive aftermarket supply chain. This inefficiency results in excess inventory carrying costs, logistical costs and the over-production of parts and tires at the manufacturer level. We believe the combination of business systems software, information products, and connectivity services we offer can assist in overcoming these inefficiencies.

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

Volume and Complexity of Information

Businesses in the automotive aftermarket manage large volumes of information from numerous sources with complex inter-relationships. There are over 4.5 million different SKU available to parts sellers in the product catalogs used by the US automotive aftermarket. The numbers of SKU increase in the order of approximately 5% each year. Moreover, manufacturers update product information and product prices with increasing frequency as they improve their internal processing and try to keep pace with consumer trends. As a result, most automotive aftermarket businesses require sophisticated inventory management systems, accurate and timely information on parts, tires, and repair delivered through online services to communicate, manage and present this volume of data effectively.

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

We see opportunities to expand the breadth of our customer base within the automotive industry and to diversify into new industries with similarly complex needs. We offer tailored business management and distribution software to the wholesale distributor market of the automotive industry. We have also started to expand and diversify our client and product mix in the UK Market to serve the lumber and hardware industries, which we believe have an unmet need for the efficiency offered by our suite of business software solutions and services. Our growth plans include adapting and updating our software products to serve other vertical markets as well as through potential acquisitions. While we have identified these vertical markets for potential growth for our software, our top execution priority remains automotive projects.

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

Autowork Online was launched in 2010, and as of March 31, 2018, we had 2,952 customers subscribing to this service.  A white label version of this product, which is our product rebranded by a different company, is being sold into the NA Market by ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA Market.  As of March 31, 2018, we had 456 customers subscribing to this service.

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

The third area of focus relates to our information services and e-commerce services. Information services includes Autocat, an electronic auto parts catalog that uses the DaaS distribution model.  MAM centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application.  Data can also be 'consumed' via a web service for integration into business to commerce, or “B2C,” websites.  Information in Autocat is maintained through a verification and standardization process, with updates published daily.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 68% and 65% for the three and nine months ended March 31, 2018, respectively, and 64% and 65% for the three and nine months ended March 31, 2017, respectively. As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted. Changes in the currency values occur regularly and, in some instances, may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate. The exchange rate for MAM UK’s operating results was US $1.3879 per GBP for the three months ended March 31, 2018, as compared to US $1.2393 per GBP for the three months ended March 31, 2017. The exchange rate for MAM UK’s operating results was US $1.34225 per GBP for the nine months ended March 31, 2018, as compared to US $1.2651 per GBP for the nine months ended March 31, 2017.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating assets and liabilities of MAM UK was US $1.4008 per GBP at March 31, 2018, as compared to US $1.3002 per GBP at June 30, 2017.

Currency translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(2.6) million and $(3.3) million as of March 31, 2018 and June 30, 2017, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts. The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life. However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted. As of March 31, 2018, deferred revenue was $3.1 million.

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

Our net revenues for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
Net Revenues	2018	2017	$ Variance	% Variance
MAM UK:
Recurring	$5,396	$4,404	$992	23%
Non-recurring	783	593	190	32%
Total MAM UK Revenues	$6,179	$4,997	$1,182	24%

MAM NA:
Recurring	$2,343	$2,072	$271	13%
Non-recurring	587	804	(217)	(27)%
Total MAM NA Revenues	$2,930	$2,876	$54	2%

Total Net Revenues	$9,109	$7,873	$1,236	16%

Our net revenues for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, were as follows (dollars in thousands):

	For the Nine Months Ended March 31,
Net Revenues	2018	2017	$ Variance	% Variance
MAM UK:
Recurring	$15,188	$13,153	$2,035	15%
Non-recurring	2,016	1,784	232	13%
Total MAM UK Revenues	$17,204	$14,937	$2,267	15%

MAM NA:
Recurring	$6,893	$6,028	$865	14%
Non-recurring	2,150	2,352	(202)	(9)%
Total MAM NA Revenues	$9,043	$8,380	$663	8%

Total Net Revenues	$26,247	$23,317	$2,930	13%

For the three and nine months ended March 31, 2018, compared to the same periods in the prior year, net revenues from our MAM NA operations increased for recurring revenue primarily as a result of overall growth in the market for SaaS and DaaS services.  Non-recurring sales for our MAM NA operations decreased for the three and nine months ended March 31, 2018 due to lower perpetual license sales due to timing, as well as customers transitioning to the SaaS model in the current year, partially offset by increases in our professional services in the current year. For the three and nine months ended March 31, 2018 compared to the same periods in the prior year, our MAM UK operations experienced an increase in its recurring revenues as customers continued to transition to the SaaS model and growth in DaaS services, as well as due to favorable changes in foreign currency. For the three and nine months ended March 31, 2018, MAM UK operations experienced an increase in non-recurring revenue due to higher system sales and professional services.

Cost of Revenues.

Our cost of revenues for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017	$ Variance	% Variance
Cost of Revenues:
MAM UK	$2,605	$2,351	$254	11%
MAM NA	1,530	1,216	314	26%
Total Cost of Revenues	$4,135	$3,567	$568	16%

Our cost of revenues for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, were as follows (dollars in thousands):

	For the Nine Months Ended March 31,
	2018	2017	$ Variance	% Variance
Cost of Revenues:
MAM UK	$7,465	$6,827	$638	9%
MAM NA	4,476	3,552	924	26%
Total Cost of Revenues	$11,941	$10,379	$1,562	15%

For the three months ended March 31, 2018 compared to the same period in the prior year, increases in costs of revenues were primarily due to changes in foreign currency. For the nine months ended March 31, 2018 compared to the same period in the prior year, increases in costs of revenues were primarily due to higher infrastructure costs to support SaaS growth, an increase in support and professional services headcount to support growth, as well due to changes in foreign currency. Included in the cost of revenues is $0.1 million of software development amortization for both the three months ended March 31, 2018 and 2017 and $0.2 million of software development amortization for both the nine months ended March 31, 2018 and 2017.

 Operating Expenses.

Our operating expenses for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, were as follows:

	For the Three Months Ended March 31,
	2018	2017	Variance $	Variance %
Research and development	$1,274	$1,003	$271	27%
Sales and marketing	828	917	(89)	(10)%
General and administrative	1,589	1,471	118	8%
Depreciation and amortization	60	55	5	9%
Total Operating Expenses	$3,751	$3,446	$305	9%

Our operating expenses for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, were as follows:

	For the Nine Months Ended March 31,
	2018	2017	Variance $	Variance %
Research and development	$3,469	$2,854	$615	22%
Sales and marketing	2,567	2,859	(292)	(10)%
General and administrative	4,521	4,423	98	2%
Depreciation and amortization	176	173	3	2%
Total Operating Expenses	$10,733	$10,309	$424	4%

Research and Development Expenses.  For the three and nine months ended March 31, 2018, compared to the same periods in the prior year, research and development ("R&D") expenses increased due to additional resources focused on new initiatives for the Company. R&D expenses for the three months ended March 31, 2018 and 2017 excluded $0.4 million and $0.6 million, respectively, of capitalized costs. R&D expenses for the nine months ended March 31, 2018 and 2017 excluded $1.3 million and $2.1 million, respectively, of capitalized costs. Decreases in capitalized costs are associated with certain capitalizable projects being completed.

Sales and Marketing Expenses.  For the three months ended March 31, 2018, compared to the same period in the prior year, sales and marketing expenses decreased due to lower headcount. For the nine months ended March 31, 2018, compared to the same period in the prior year, sales and marketing expenses decreased due to lower headcount and lower commission expense for perpetual sales.

General and Administrative Expenses.  For the three and nine months ended March 31, 2018, compared to the same periods in the prior year, general and administrative expenses remained relatively consistent as increases were primarily driven by unfavorable changes in foreign currency exchange rates.

Depreciation and Amortization Expenses.  For the three and nine months ended March 31, 2018, compared to the same periods in the prior year, depreciation and amortization expenses remained relatively consistent.

Other Income (Expense). For the three and nine months ended March 31, 2018, compared to the same periods in the prior year, interest expense decreased due to the reduction in the outstanding debt balance and lower interest rates under the new credit facility.

Income Taxes. Income tax benefit increased $73,000 to $89,000 for the three months ended March 31, 2018, as compared to $16,000 for the three months ended March 31, 2017. The effective tax rate was (8%) for the three months ended March 31, 2018, as compared to (2%) for the three months ended March 31, 2017. The increase in the income tax benefit rate for the three months ended March 31, 2018, compared to the same period in the prior year, was due to the utilization of research and development credits taken in the US that had not been taken previously. Income tax expense increased $1.0 million to $1.0 million for the nine months ended March 31, 2018, as compared to $48,000 for the nine months ended March 31, 2017. The effective tax rate was 31% for the nine months ended March 31, 2018, as compared to 2% for the nine months ended March 31, 2017. For the nine months ended March 31, 2018, the increase in the effective tax rate, compared to the same period in the prior year, was primarily due to the revaluation of our net deferred tax assets at the lower US federal statutory rate and the one-time repatriation tax on deemed repatriation of historical earnings on our foreign subsidiaries, as per the Tax Cuts and Jobs Act (see Note 6), in the current year, as well as a partial release of the valuation allowance in the US in the prior year. The effective tax rate for the three months ended March 31, 2018 was lower than the federal statutory rate due to R&D credits from our MAM UK and MAM NA operations. The effective tax rate for the nine months ended March 31, 2018 was higher than the federal statutory rate due to the enactment of the Tax Cuts and Jobs Act, which was offset by a lower statutory tax rate in the UK of 19% and further reduced by R&D credits utilized in the UK and US. We cannot guarantee that we will continue to qualify for these R&D credits in the future.

Liquidity and Capital Resources

	For the Nine Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$5,208	$4,065
Net cash used in investing activities	(1,377)	(2,224)
Net cash used in financing activities	(1,325)	(1,449)
Effect of exchange rate changes	26	(64)
Net change in cash and cash equivalents	2,532	328
Cash and cash equivalents at beginning of period	1,260	491
Cash and cash equivalents at end of period	$3,792	$819

For the nine months ended March 31, 2018

Net cash provided by operating activities was primarily due to net income of $2.3 million, non-cash adjustments of $1.7 million, and positive working capital changes of $1.3 million.

The positive changes in non-cash adjustments were primarily due to the revaluation of our net deferred tax assets at the lower U.S. federal statutory rate per the Tax Cuts and Jobs Act. The positive changes in working capital were primarily due to increases in deferred revenues and accounts payable due to timing of payments, and a decrease in income tax receivable for receipt of payment for tax credits related to our MAM UK operations and an increase in income taxes payable due to the current quarter provision.  These increases to working capital were partially offset by an increase in prepaids and other assets due to the timing of payments.

Net cash used in investing activities was primarily due to capitalized software development costs of $1.3 million.

Net cash used in financing activities primarily relates to the repayment of borrowings under the New Credit Facility (defined below) of $1.3 million.

For the nine months ended March 31, 2017

Net cash provided by operating activities was primarily due to net income of $2.1 million, non-cash adjustments of $1.1 million, and positive working capital changes of $0.8 million.

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

Working Capital

Working capital was $0.6 million at March 31, 2018, as compared to ($0.8) million at June 30, 2017. Working capital included the current portion of long-term debt of $1.8 million at March 31, 2018 and $1.7 million at June 30, 2017, respectively.

Capital Expenditures

Capital expenditures for the nine months ended March 31, 2018 and 2017 were $1.4 million and $2.2 million, respectively.  The capital expenditures included capitalized software development costs of $1.3 million and $2.1 million for the nine months ended March 31, 2018 and 2017, respectively, which were primarily related to the development of VAST Online and Autocat for the NA Market.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

There were no changes to those policies disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017.

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

MAM Software Group, Inc.

Date: May 10, 2018	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.