Form 10-K
period 2018-06-30
MAM SOFTWARE GROUP, INC.
filed 2018-09-14
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-35918

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

Yes  ☐   No  ☑

As of December 31, 2017, 12,569,983 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 29, 2017, the last business day of the second fiscal quarter, was approximately $40,676,424 based on the average high and low price of $7.63 for the registrant’s common stock as quoted on NASDAQ Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 12,595,085 shares of its common stock outstanding as of September 7, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2019 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Overview

MAM Software Group, Inc. (“MAM,” "the Company," “we,” “our,” or “us”) is a leading provider of cloud-based business and on premise management solutions for the auto parts, tires and vertical distribution industries. We have a broad line of software solutions and services to address the information technology (“IT”) needs of virtually every significant sector of the automotive aftermarket in the United Kingdom (“UK”) and Ireland (collectively referred to as the “UK Market”) and in the United States of America (“US”) and Canada (collectively referred to as the “NA Market”), and are seeking to leverage this position into new geographic territories and industry verticals.

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

The major factors currently influencing market behavior include the geopolitical landscapes in the UK and NA, and the presence of traditionally non-automotive e-commerce participants like Amazon. The increasing digitalization of cars and components also presents challenges and opportunities to the sector as it strives to keep pace with advanced vehicle technology, data driven servicing and the changing needs of motorists.

Nonetheless, we believe that the automotive aftermarket will continue to grow, driven by the following factors:

•	gradual growth in the aggregate number of vehicles in use;
•	an increase in the average age of vehicles in operation, now estimated to be 11.6 years in the US;
•	growth in the total number of miles driven per vehicle per year; and
•	increased vehicle complexity.

Currently, both the UK and NA automotive aftermarkets are experiencing significant growth in the online purchase of automotive parts, accessories and services. This is driving many businesses to leverage e-commerce technology to streamline their sales, inventory and delivery operations. Both business to business (“B2B”) (wholesale), and business to customer (“B2C”) (retail), businesses are looking to develop digital solutions that add value and increase competitiveness. The growing consumer adoption of e-commerce is also beginning to disrupt the traditional supply chain as suppliers and original equipment manufacturers (“OEMs”) modify their business models and participate in direct retail sales.

Operations

MAM is a technology company that operates through three wholly owned subsidiaries; one based in the US, MAM Software, Inc. (“MAM NA”) which is located in Blue Bell, Pennsylvania, and two based in the UK, MAM Software Limited (“MAM Ltd.”), which is located in Tankersley, Barnsley, UK and Origin Software Solutions Ltd. (“Origin”), which is located in Bristol, UK (MAM Ltd. and Origin are collectively referred to as “MAM UK”).  The subsidiaries operate independently from one another.

MAM UK

MAM UK is a provider of software to the automotive aftermarket in the UK and Ireland. MAM UK’s three primary software solutions are Autopart, Autowork Online and Autocat.  Autopart is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area.  It is also suited for managing single location franchisees or buying group members.  Autowork Online is designed for and targeted at small single location auto service business. Autocat is an electronic parts catalog designed to help Autopart and Autowork Online users to identify parts.

MAM UK provides to customers a range of B2B and B2C e-commerce solutions for the automotive aftermarket.

MAM NA

MAM NA is a provider of software to the automotive aftermarket in NA. MAM NA’s three primary software solutions are Autopart, VAST and Autocat. Autopart is designed for the warehouse distributor and the parts store segment of the market and VAST is designed for the auto service and tire segment of the market, while Autocat is an electronic parts catalog designed to help Autopart and VAST users to identify parts.

Our Technologies

All MAM programs are based on the Microsoft® Windows® family of operating systems.  Each MAM program is fully compatible with the other MAM applications in its range, enabling them to be combined to create a fully integrated package.

Our solutions are available as both “on premise” applications (sold via the traditional perpetual licensing model) and “cloud” solutions that are delivered as a service over the Internet on a subscription basis.

 Many of our business management applications are now available as software as a service (“SaaS”) solutions, where software and associated data is centrally hosted on the cloud.

•	SaaS cloud hosting - single tenants accessing fully-managed virtual servers via thin client (terminal services) connections (e.g. Autopart Online).
•	SaaS web application - multiple tenants accessing a dedicated website using a standard web browser (e.g. Autowork Online).

Our catalog information is also available in the cloud as data as a service (“DaaS”). We centrally host and maintain the data, which is accessed by users of our business management software, via a desktop application, web application or integrated into their B2B or B2C website.

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

We introduced our first subscription-based service solution over the Internet in 2005 to customers in the UK Market, and we began marketing our first cloud system to customers in the NA Market in 2013. Since that time, we have significantly expanded our cloud-based offerings and are offering customers that maintain in-house installations the option to move to our cloud-computing model. While transitioning our customers to a cloud computing model results in a decrease in our up-front revenue recognition, we believe that this is a necessary transition and is in the best interests of our customers and our own long-term business prospects as an increasing number of our customers are looking for solutions that are highly functional, easy to use, configurable, and fast.

Our cloud model is based on Microsoft® Azure, Microsoft development tools, and proven open source web technologies, utilizing Microsoft's global scale services to help our customers achieve success with support for user experiences on both desktop and mobile devices. Our customers that have moved away from traditional on premise software to our cloud-based service applications benefit by reducing the complexity typical of on-premise software implementations, customizations, and upgrades. Through cloud-based service, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, thereby reducing their need to buy and maintain their own IT resources. As a part of our cloud-based service, we also provide training and support services to our customers.

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
2.

Information Products, such as an accessible catalog database related to parts, tires, labor estimates, scheduled maintenance, repair information, technical service bulletins, pricing and product features and benefits that are used by the different participants in the automotive aftermarket;

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

Business Management Systems

MAM’s business management systems meet the needs of warehouse distributors, part stores, and tire chains and auto service providers, as follows:

Warehouse Distributors

Autopart. This product is sold and promoted both in the UK Market and in the NA Market. This product is designed for and targeted at warehouse distributors that seek to manage multiple locations and inventories on a single system for a regional area and are also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities, a fully integrated accounting module, a warehouse management module, and a business intelligence reporting module. It also allows the distributor to connect with their customers through our OpenWebs™ and Autonet e-commerce solutions.

Autopart can be delivered as an on-premise solution and sold via the traditional perpetual licensing model. Autopart Online is a hosted or  “cloud” based version of our Autopart solution and is delivered as a service over the Internet, in a SaaS-based offering.

Warehouse Management System (“WMS”).

This product is sold and promoted both in the UK Market and in the NA Market. This product is designed for and targeted at warehouse distributors and is sold in conjunction with the Autopart product. WMS is integrated with our Autopart product and the WMS module provides a real-time inventory management solution to warehouses of all sizes with extensive functionality from goods receiving and putaway to picking, packing and shipment.

Parts Stores

Autopart. This product is sold in both the UK Market and the NA Market.  This product is designed for and targeted at parts store chains that seek to manage multiple locations and inventories on a single system for a regional area. It is also suited to managing single location franchisees or buying group members. The product provides point of sale, inventory management, electronic purchasing capabilities a fully integrated accounting module and a business intelligence reporting module. It also allows parts stores to connect with their automotive service customers through VAST, Autowork Online, OpenWebs™ and Autonet e-commerce solutions.

Autopart can be delivered as an on-premise solution and sold via the traditional perpetual licensing model. Autopart Online is a hosted or “cloud” based version of our Autopart solution and is delivered as a service over the Internet, in a SaaS-based model.

Tire Chains and Auto Service Providers

VAST. This product is sold and promoted in the NA Market. This product is designed for and targeted to large-to-medium sized auto service and tire chains that seek to manage multiple locations and inventories for a regional area it is also suited to managing single location stores that are part of a franchise or a buying group. VAST provides point-of-sale, inventory management, electronic purchasing and customer relationship management capabilities. It also allows the service provider to connect with parts and tires warehouse distributors and parts stores through either VAST’s online services and products or other industry connectivity solutions.

VAST Online.

We have been developing VAST Online, the cloud-based version of our VAST platform and have deployed this product at multiple beta sites during fiscal year 2018. VAST Online has a modern user interface which maintains a familiar workflow that users are comfortable with and will run smoothly on a desktop or tablet. As a cloud hosted solution, software updates and back-ups happen automatically and seamlessly in a secure data center. With its seamless connectivity to MAM Software’s e-commerce solution, shops can instantly see part and tire availability at participating suppliers, and place hot-shot orders directly within a work order. We have been working with Goodyear to deliver a version of VAST Online that we expect to begin rolling it out across the Goodyear network starting in fiscal year 2019, as their next generation cloud-based point of sale solution.  The VAST Online product will be promoted to the wider UK Market and NA Market.

Autowork Online. This is a UK-developed product that is sold both in the UK Market and in the NA Market.  This product is designed for and targeted at small single location auto service businesses. The Autowork Online product provides estimate, job card, parts procurement and invoice capabilities. It also allows automotive installers to connect with parts distributors to purchase components. Autowork Online is delivered as a SaaS service, allowing customers to purchase the solution on a monthly basis without the need to manage the system.

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

MAM Ltd. develops and maintains proprietary information products that it believes differentiates its products from those of the majority of its competitors in the UK Market. In NA, MAM NA also develops and maintains proprietary information products, and also maintains a proprietary workflow capability that integrates information products sourced from its suppliers for its automotive parts and tire customers, including warehouse distributors, parts stores and auto service providers.

MAM’s internally developed information product for both the UK Market and NA Market is Autocat, an auto parts catalog that uses the DaaS distribution model. Autocat provides access to a database of automobile vehicle applications for the UK Market and NA Market that enables users to access information about parts quickly and accurately. The Autocat service is centrally hosted and data is accessed by users of MAM's business management software products or via a Web Service that integrates into our B2B and B2C websites. Information in Autocat is maintained and updated daily by MAM’s product teams in the UK and NA (“Autocat Product Teams”). The Autocat Product Teams source, standardize and format data collected in an electronic format from hundreds of automotive parts manufacturers in both regions.

Information products developed or resold by MAM include MAM Commerce, a combination of Autocat and OpenWebs™ which is used by users of our VAST and VAST Online business management software; Interchange Catalog, a database that provides cross references of original equipment manufacturer part numbers to aftermarket manufacturer part numbers; Labor Guide, a database used by automotive service providers to estimate labor hours for purposes of providing written estimates of repair costs to customers; Scheduled Service Intervals, a database of maintenance intervals; and Tire Sizing, a database that cross-references various tire products and applications.

In addition, MAM resells third-party catalog solutions in the NA Market.

E-commerce Solutions

MAM offers online e-commerce services in the form of B2B and B2C implementations in the UK Market and NA Market. These online services connect the automotive aftermarket from manufacturers through warehouse distributors and parts stores to automotive service providers for the purpose of purchasing parts and tires, fleet and national account transaction processing and accessing online product price information.

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

WebTrade and WebRetail

We offer B2B and B2C e-commerce web sites for the automotive aftermarket as well as other verticals. Currently the majority of the WebTrade and WebRetail business is in the UK. Both standard and custom solutions are available and all integrate seamlessly with our Autopart and Trader business management software products.

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

We also provide a customer-only support portal that allows customers direct access to tutorials, on-line documentation and information related to products and services. New customers enter into support service agreements, and most retain such agreements for as long as they own the system. Monthly fees vary with the number of locations and the software modules, information products and online services subscribed to. The agreements are generally month-to-month agreements. We offer training at facilities in both the UK and US, as well as at the customers’ facilities and online, for product updates or to introduce specific new capabilities.

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

Product Development

Our product development strategy, designed to add value to our customers' businesses through products and services designed to optimize efficiency, consists of the following three key components:

•	Integrating all of our products so that our various software solutions work together seamlessly, thereby eliminating the need to switch between applications;
•	Enhancing our current products and services to support our customers’ changing needs; and
•	Providing a migration path to our business management systems, reducing a fear that many customers have that changing systems will disrupt business

Sales and Marketing

Our sales and marketing strategy is to acquire customers and retain them by cross-selling and up-selling a range of commercially compelling business management systems, information products and online services.

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

Our marketing approach aims to maximize customer retention and secure recurring revenues by leveraging our reputation for satisfying customers and for delivering systems, information and services that improve a customer’s commercial results. We likewise continually aim to enhance the productivity of the field sales team, and to create the cross-selling and up-selling opportunities for our systems, information products and online services.

Research and Development

We spent $6.3 million for the year ended June 30, 2018 on research and development including capitalized software development costs, as compared to $6.5 million for the year ended June 30, 2017.

Patent and Trademark

We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We have not sought patent protection for any of our products. We have registered the trademark, “MAM Software,” with the US Patent and Trademark office. In addition, we have registered the trademark, “Driving Business Performance,” with the US Patent and Trademark office.

Customers

During the years ended June 30, 2018 and 2017, no customer accounted for more than 10% of our total net revenues.  Our top ten customers collectively accounted for 24% and 22% of our total net revenues during the years ended June 30, 2018 and 2017, respectively.

Competition

In the NA Market, Autopart competes primarily with Epicor Inc. and several other software companies, including Autologue and Fuse 5. VAST competes primarily with ASA, ARI, and MaddenCo, Inc., each of which provides similar products and services as VAST, to the US automotive aftermarket. We are continuously subject to competition from in-house developed custom systems, information products and online services.  For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group, each have developed their own business management systems and electronic automotive parts catalogs for their stores and members, although we currently have a partnership agreement with each of these companies to supply their information products through our solutions.

In the NA Market, we expect to compete successfully against our competitors using two separate and complementary strategies. First, we will continue to focus on promoting and selling our complete supply chain solutions that provide businesses with easy integration of our business management information systems into their existing supply chain structures. Second, we will continue our strategy of working with those businesses that already manage their own supply chains and information products (catalogs), such as AutoZone, Inc., helping to improve and compliment their systems with our products.

Within the auto parts warehouse distribution segment, we will continue to promote our Autopart product, which enables large warehouses with thousands of parts to locate, manage, pack and deliver the parts with ease and efficiency. Our prospective customers are moving towards modern solutions which integrate seamlessly with third-party e-commerce solutions. We have been selling Autopart successfully in the UK Market since 2000; a factor which we believe will help to further expand the presence of this product in NA.

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

The auto parts segment within the auto service space has many competitors who have developed applications for single location auto service shops. Many of these have been developed by parts distributors like NAPA and Advance Auto Parts. While these applications do well in a small single location, they are not widely distributed in the multi-location segment of the auto service business. We believe that our Autowork Online product is highly suited to single location auto service opportunity. The strategy for generating revenue in this sector of the market will be to establish reseller agreements with distributor partners. In addition, we will focus on the multi-location business for which we believe our product VAST is highly suited.

The last market in which we plan to compete is the e-commerce space, providing new tools and solutions for this expanding Internet marketplace.  Our goal for the OpenWebs™ product is to connect both parts and tire partners together in a real-time environment so that they can perform electronic ordering, gauge inventory levels as well as disseminate information.

In the UK Market, we compete primarily with Epicor, Inc. and Kerridge Commercial Systems Limited in the parts sector of the automotive aftermarket. In the tire sector of the UK Market, we compete primarily with CAM Systems, Tyreman and Team Systems. In the vertical sector of the UK Market, we compete with Kerridge, Chatsworth, Blue Rock, OGL, Merlin and Ramtac. We feel that we provide a range of solutions that combine proven concepts with cutting-edge technology that are functional, effective and reliable, and offer solutions that enable businesses to identify and implement new efficiencies and increase existing efficiencies, to our competitive advantage.  We believe that these efforts, together with strong post-sales support and ongoing in-depth product and market support, will assist us in generating and maintaining our position within the UK Market.

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

Company Information

We were formed in December of 2005 following a spin-off from another publicly traded company.

Our principal executive office is located at Two Valley Square, Suite 220, 512 Township Line Road, Blue Bell, PA 19422 and our phone number is (610) 336-9045. Our website address is www.mamsoftware.com. Information contained on our website does not form part of this report and is intended for informational purposes only.

 Employees

As of June 30, 2018, we had 245 full-time employees and 7 part-time employees.

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

Disruptions in the global credit and financial markets may include diminished liquidity and credit availability, a decline in economic growth and uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities and could impact our growth expectations as potential and existing customers could delay decisions to purchase or upgrade their systems. We are unable to predict the occurrence and severity of these disruptions in the credit and financial markets and adverse global economic conditions and their potential impact on our business, which could materially adversely affect us.

Political and economic uncertainty arising from a majority of voters approving a referendum for the United Kingdom to exit the European Union could adversely impact our financial results.

In June 2016, a majority of voters in the UK elected to withdraw from the European Union (E.U.) in a national referendum (also referred to as “Brexit”). Negotiations are expected to commence to determine the future terms of the UK’s relationship with the E.U. MAM UK represents a significant portion of our revenues and profitability. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the US dollar against the British pound. During periods of a strengthening dollar, our reported international revenues are reduced because the British pound translates into fewer US dollars. The long-term effects of Brexit will depend on any agreements the UK makes to retain access to European markets either during a transitional period or more permanently. Any of the potential effects of Brexit could have unpredictable consequences for credit markets and adversely affect our business, results of operations, and financial performance.

Financial difficulties or the bankruptcy of one or more of our major customers could adversely affect our results.

Our ability to collect our accounts receivable and future sales depends, in part, on the financial strength of our customers. We grant credit, generally without collateral, to our customers. Consequently, we are subject to credit risk related to changes in business and economic factors throughout the UK, Ireland and NA. In the event customers experience financial difficulty, and particularly if bankruptcy results, our profitability may be adversely impacted by our failure to collect our accounts receivable in excess of our estimated allowance for uncollectible accounts. Additionally, our future revenues could be reduced by the loss of a customer due to bankruptcy. Our failure to collect accounts receivable and/or the loss of one or more major customers could have an adverse effect on our net income and financial condition.

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

We have continued to refresh and release new offerings of our cloud and on-premise products and services, including our SaaS and DaaS and related offerings. Our business may be adversely affected if:

•	we do not continue to develop and release these or other new or enhanced products and services within the anticipated time frames;
•	there is a delay in market acceptance of a new, enhanced or acquired product line or service;
•	there are changes in IT trends that we do not adequately anticipate or address with our product development efforts; or
•	we fail to adequately integrate, support or enhance acquired product lines or services.

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

We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed or of the services offered by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect us from liability for damages. In the event that the terms and conditions of our contracts which limit our liability are not sufficient, we have insurance coverage. This coverage of approximately $10 million in the aggregate in the UK and in NA insures the business for negligent acts, error or omission, failure of the technology services to perform as intended, and breach of warranties or representations. It also insures the services that we supply including, web services, consulting, analysis, design, installation, training, support, system integration, the manufacture, sale, licensing, distribution or marketing of software, the design and development of code, software and programming and the provision of software applications as a service, rental or lease. However, there can be no assurance that our insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

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

Risks Related to our Common Stock

Our insiders and affiliated parties beneficially own a significant portion of our common stock.

As of the date of hereof, our executive officers, directors and affiliated parties beneficially own approximately 63% of our common stock.  As a result, our executive officers and affiliated parties will have significant influence to:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our certificate of incorporation, as amended, or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	affect the outcome of any other matter submitted to the stockholders for vote

In addition, any sale of a significant amount of our common stock held by our directors and executive officers, or the possibility of such sales, could adversely affect the market price of our common stock.  Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce the price of our common stock or prevent our stockholders from realizing any gains from our common stock.

Additional issuances of securities will dilute your stock ownership and could affect the price of our common stock.

As of September 7, 2018, there were 12,600,479 shares of our common stock issued and 12,595,085 shares of our common stock outstanding. Our certificate of incorporation, as amended, authorizes the issuance of an aggregate of 18,000,000 shares of common stock and 2,000,000 shares of preferred stock, on such terms and at such prices as our board of directors may determine. These shares are intended to provide us with the necessary flexibility to undertake and complete plans to raise funds if and when needed. In addition, we may pursue acquisitions that could include issuing equity, although we have no current arrangements to do so. Any such issuances of securities would have a dilutive effect on current ownership of MAM stock. The market price of our common stock could fall in response to the sale or issuance of a large number of shares, or the perception that sales of a large number of shares could occur.

The market for our common stock is limited and you may not be able to sell your common stock.

Our common stock is currently listed on the NASDAQ Capital Market. The market for purchases and sales of our common stock is limited and therefore the sale of a relatively small number of shares could cause the price to fall sharply. Accordingly, it may be difficult to sell shares quickly without significantly depressing the value of our common stock. Unless we are successful in developing continued investor interest in our common stock, sales of our common stock could continue to result in major fluctuations in the price of our common stock.

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

Our charter documents and Delaware law could prevent a takeover that our stockholders consider favorable and could also reduce the market price of our common stock.

Our certificate of incorporation, as amended, and our bylaws contain provisions that could delay or prevent a change in control of MAM. These provisions could also make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions include:

•	authorizing our board of directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;
•	limiting the persons who may call special meetings of our stockholders; and
•	requiring advance notification of stockholder nominations and proposals.

In addition, the provisions of Section 203 of the Delaware General Corporation Law govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors.

These and other provisions in our certificate of incorporation, as amended, our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

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

In the event that our common stock is delisted from the NASDAQ Capital Market and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Markets. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

Our corporate offices are located at Two Valley Square, Suite 220, 512 Township Line Road, Blue Bell, Pennsylvania 19422.

MAM NA’s headquarters are located at Two Valley Square, Suite 220, 512 Township Line Road, Blue Bell, Pennsylvania 19422 and its telephone number is (610) 336-9045.  The Blue Bell, Pennsylvania office is approximately 9,000 square feet in size and is leased for an approximate monthly cost of $14,000.

MAM NA also has an office at 1320 Hausman Road, Suite 101, Allentown, Pennsylvania, 18104 and itstelephone number is (610) 336-9045. The Allentown, Pennsylvania office is approximately 3,500 square feet in size and is leased for an approximate monthly cost of $5,100.

MAM Ltd. has three offices. Its headquarters are located at Maple Park, Maple Court, Tankersley, S75 3DP, UK. The Tankersley telephone number is 0-11-44-122-635-2900. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, UK. The Northampton telephone number is 44-160-449-4001. It has a second regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, UK. The Wareham telephone number is 44-192-955-0922. MAM Ltd. leases approximately 15,250 square feet at its Tankersley office at a monthly cost of approximately $18,200. It leases approximately 1,200 square feet at its Northampton office at a monthly cost of approximately $1,100 and approximately 700 square feet at its Wareham office at a monthly cost of approximately $700.

Origin is located at 130 Aztec, Aztec West, Bristol, BS32 4UB, UK and its telephone number is 44-145-462-9609.  The office is approximately 260 square feet in size and is leased for an approximate monthly cost of $2,300.

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

	2017
	High	Low
1st Quarter ended September 30, 2016	$7.00	$5.21
2nd Quarter ended December 31, 2016	$6.91	$6.00
3rd Quarter ended March 31, 2017	$7.77	$5.91
4th Quarter ended June 30, 2017	$6.99	$5.93

	2018
	High	Low
1st Quarter ended September 30, 2017	$7.85	$6.11
2nd Quarter ended December 31, 2017	$9.42	$7.05
3rd Quarter ended March 31, 2018	$7.88	$6.73
4th Quarter ended June 30, 2018	$9.26	$7.60

Holders

As of September 7, 2018, there were 12,595,085 shares outstanding and approximately 333 holders of record of our shares.  Because shares of our common stock are held by depositories, brokers, and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.  Our transfer agent and registrar is Corporate Stock Transfer, whose address is 3200 Cherry Creek Drive South, Denver, Colorado 80209.

Dividends

We have never declared or paid dividends on our common stock, and our board of directors does not intend to declare or pay any dividends on ourcommon stock in the foreseeable future. Our earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on our common stock will be at the discretion of our board of directors and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

We are not required to provide the information required by this Item 6 as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition is for the fiscal years ended June 30, 2018, and June 30, 2017, and should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report.

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

Unless the context indicates or requires otherwise, (i) the terms “MAM”,“we,” “our,” “ours,” and “us” refer to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Ltd.” refers to MAM Software Limited; (iii) the term “MAM NA” refers to MAM Software, Inc.; (iv) the term “Origin” refers to Origin Software Solutions, Ltd.; and (v) the term “MAM UK” collectively refers to MAM Ltd. and Origin;

Overview

MAM Software Group, Inc. is a leading provider of cloud-based business and on-premise management solutions for the auto parts, tires and vertical distribution industries. We have a broad line of software solutions and services to address the information technology (“IT”) needs of virtually every significant sector of the automotive aftermarket in the United Kingdom (“UK”) and Ireland (collectively referred to as the “UK Market”) and North America (“NA”), which includes the United States of America (“US”) and Canada (collectively referred to as the “NA Market”), and are seeking to leverage this position into new geographic territories and industry verticals.

Our revenues and income are derived primarily from the sale of business management software, data, ecommerce solutions and services and support. For MAM UK, we also earn a percentage of our revenue and income from the sale of hardware systems to clients.  In the year ended June 30, 2018, we generated revenues of $35.8 million and had net income of $3.2 million; 65% of these revenues came from the UK Market.

We are headquartered in Blue Bell, Pennsylvania and maintain additional offices for our NA Market operations in Allentown, Pennsylvania, and for our UK Market operations, in Tankersley, Northampton, Wareham and Bristol, UK. The software that we sell is Microsoft® Windows® based technology. The three primary market segments that we service in NA cover all of the components of the automotive aftermarket supply chain. The first is “warehouse distribution.” Into this market we sell our Autopart and  Warehouse Management System (“WMS”) products to new prospects.  Autopart and WMS products enables large warehouses with thousands of stock keeping units (“SKU”) to locate, manage, pack and deliver parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber” or parts store. Into this market segment we also sell our Autopart product, which manages a jobber’s business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that the jobber’s client needs, either via the Internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the tire and auto service businesses, which repair and maintain automobiles. The tire and auto service businesses need systems that enable them to efficiently and simply manage essential business processes, whether as a single entity or multi-location operation. Into this segment we sell our Autowork Online and VAST products. Our Autocat solution is an Internet based parts identification tool and when used in conjunction with OpenWebs™, an electronic trading solution, it allows the three market segments mentioned above, to connect to each other to allow electronic ordering to take place in real time both up and down the supply chain. The UK Market differs from that of NA in that it does not have the same number of large warehouse distribution centers. In the UK Market, we sell the Autopart product to the jobber market and we sell Autowork Online to the auto service market.  In the UK, we also sell our Autocat solution in conjunction with Autonet, which is the UK equivalent of OpenWebs™.

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
•

information products, such as an accessible catalog database related to parts, tires, labor estimates, scheduled maintenance, repair information, technical service bulletins, pricing and product features and benefits, which are used by the different participants in the automotive aftermarket;

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

Need for Technology Solutions

A variety of factors drive the automotive market’s need for sophisticated technology solutions, including the following:

Inventory Management

Auto part suppliers are faced with the challenge of stocking parts that may never be sold.  In addition, they deal with a high rate of returns. This strongly suggests that there is substantial inefficiency in the automotive aftermarket supply chain. This inefficiency results in excess inventory carrying costs, logistical costs and the over-production of parts and tires at the manufacturer level. We believe that the combination of business systems software, information products, and connectivity services we offer can assist in overcoming these inefficiencies.

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

Volume and Complexity of Information

Businesses in the automotive aftermarket manage large volumes of information from numerous sources with complex inter-relationships. There are millions of different SKU available to parts sellers in the product catalogs used by the US automotive aftermarket. Moreover, manufacturers update product information and product prices with increasing frequency as they improve their internal processing and try to keep pace with consumer trends. As a result, most automotive aftermarket businesses require sophisticated inventory management systems, accurate and timely information on parts, tires, and repair delivered through online services to communicate, manage and present this volume of data effectively.

Customer Service Requirements

Consumer demand for same-day repair service and the need to maintain efficient use of repair bays force automotive service providers to demand prompt and accurate delivery of specific parts and tires from their suppliers. Getting the required product promptly depends on all the parties having access to timely information about product price and availability. To meet these demanding customer service requirements successfully, automotive aftermarket participants need business management systems, product information and online services that enable workers to reliably and accurately transact their business between warehouse distributors, parts stores and automotive service providers.

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

To date, our management has identified five areas of focus to drive our business.  The first area is the continued growth of SaaS revenues derived from delivering our business management software via the “cloud”.  At present, many of our customers have our software installed in-house.  However, market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for these businesses to purchase supporting software and hardware for an on-premise system or the need to keep information technology personnel on staff to monitor and upgrade such a system.

We introduced our first subscription-based service solution over the Internet in 2005 in the UK Market, and we began marketing our first cloud system to customers in the NA Market in 2013. Since that time, we have significantly expanded our cloud-based offerings and are offering customers that maintain in-house installations the option to move to our cloud-computing model. While transitioning our MAM UK customers to a cloud computing model results in a decrease in our up-front revenue recognition, we believe that this is a necessary transition and is in the best interests of our customers and our own long-term business prospects as an increasing number of our customers are looking for solutions that are highly functional, easy to use, configurable, and fast.

To date, Autowork Online, our auto service solution in the UK Market and Autopart Online, our parts store solution, are being delivered in this way.  Both products have been developed under the “cloud” computing model.  This is where software solutions are made available to end-users via the Internet and does not require them to purchase the software directly, but “rent” it over a fixed period of time.  We believe that this will be a growing area in the UK and NA Markets as businesses continue to look for ways of reducing capital expenditures while maintaining levels of service.

Autowork Online was launched in 2010 and as of June 30, 2018 we had 2,985 customers subscribing to this service.  A white label version of this product, which is our product rebranded by a different company, is being sold into the NA Market by ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA Market.  As of June 30, 2018, we had 467 customers subscribing to this service.

We have been developing VAST Online, the cloud-based version of our VAST platform and have deployed this product at multiple beta sites during fiscal year 2018. VAST Online has a modern user interface which maintains a familiar workflow that users are comfortable with and will run smoothly on a desktop or tablet. As a cloud hosted solution, software updates and back-ups happen automatically and seamlessly in a secure data center. With its seamless connectivity to MAM Software’s e-commerce solution, shops can instantly see part and tire availability at participating suppliers, and place hot-shot orders directly within a work order. We have been working with Goodyear to deliver a version of VAST Online that we expect to begin rolling it out across the Goodyear network starting in fiscal year 2019, as their next generation cloud-based point of sale solution.  The VAST Online product will be promoted to the wider UK Market and NA Market.

The second area of focus is the sales and marketing strategy within the NA Market. MAM NA business will continue to invest in sales and marketing activity to help further expand the MAM brand and build our pipeline in the NA market.

The third area of focus relates to our information service, Autocat, an electronic auto parts catalog that uses the DaaS distribution model.  MAM centrally hosts and maintains the data, which is accessed by users via MAM's business management software, a standalone desktop application, or web application.  Data can also be “consumed” via a web service for integration into B2C websites.  Information in Autocat is maintained through verification and standardization process, with updates published daily.

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

The fourth area of focus is to sustain levels of growth in MAM UK by concentrating on vertical markets, which share common issues with that of the automotive market. We have developed a reputation of providing high levels of service and knowledge within the automotive market, and we are now working on replicating this reputation in these additional vertical markets.

The fifth area of focus is the continued investment in research and development that allows us to deliver innovative new solutions and modules in the prior areas of focus. During the year ended June 30, 2018, we invested in the development of VAST Online for the NA Market and introduced a number of enhancements to our existing products which created additional value for existing and prospective customers.

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

Given the current opportunities in the automotive market, and the resources required to ensure the successful development and launch of several major projects, exploring additional vertical markets has been a lower strategic priority over the last few years.  However, we will continue to monitor the market and explore potential opportunities, including the Trader market in the UK.

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

We believe that our successful experience within the automotive market will translate well into other vertical markets that have similarly complex supply chains. By developing specific sales teams with relevant market experience and supporting with them suitable marketing collateral, we believe that over time Trader can become an established product offering in these vertical markets. We plan, at this stage, to focus only on the UK Market for these additional vertical market opportunities.

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 65% and 64% for the years ended June 30, 2018 and 2017, respectively.  As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted.  Changes in the currency values occur regularly and, in some instances, may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate.  The exchange rate for MAM UK’s operating results was US $1.34709 per GBP for the year ended June 30, 2018, as compared to US $1.26820 per GBP for the year ended June 30, 2017.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates.  The exchange rate used for translating assets and liabilities of MAM UK was US $1.32029 per GBP at June 30, 2018, as compared to US $1.30017 per GBP at June 30, 2017.

Currency translation income (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled ($3.2) million and ($3.3) million as of June 30, 2018 and 2017, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts.  The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life.  However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted.  As of June 30, 2018, deferred revenue was $3.0 million.

Results of Operations

Net Revenues. Our net revenues for the fiscal year ended June 30, 2018 compared with the year ended June 30, 2017 were as follows (dollars in thousands):

	For the Year Ended June 30,
Net Revenues	2018	2017	$ Variance	% Variance
MAM UK:
Recurring	$20,497	$17,769	$2,728	15%
Non-recurring	2,967	2,509	458	18%
Total MAM UK Revenues	$23,464	$20,278	$3,186	16%

MAM NA:
Recurring	$9,306	$8,273	$1,033	12%
Non-recurring	3,007	3,045	(38)	(1)%
Total MAM NA Revenues	$12,313	$11,318	$995	9%

Total Net Revenues	$35,777	$31,596	$4,181	13%

Total net revenues increased $4.2 million, which included favorable foreign currency exchange rate movements of $1.4 million.

Net revenues from our MAM UK operations increased primarily as a result a $1.5 million increase in recurring revenues as customers continue to migrate to a SaaS platform and growth in DaaS services, a $1.4 million increase due to favorable foreign currency exchange rate movements, and a $0.3 million increase in non-recurring revenues related to custom development projects.

Net revenues from our MAM NA operations increased for recurring and system sales as a result of overall growth in the market for SaaS and DaaS services.

Cost of Revenues.  Our cost of revenues for the fiscal year ended June 30, 2018, compared with the year ended June 30, 2017 were as follows (dollars in thousands):

	For the Year Ended June 30,
	2018	2017	$ Variance	% Variance
Cost of Revenues:
MAM UK	$10,059	$9,140	$919	10%
MAM NA	6,029	5,053	976	19%
Total Cost of Revenues	$16,088	$14,193	$1,895	13%

For the year ended June 30, 2018 compared to the same period in the prior year, cost of revenues increased $1.9 million which included unfavorable foreign currency rate movements of $0.6 million.  Increases in costs of services were primarily due to increases in professional services headcount and support headcount and hosting infrastructure to support growth.

Operating Expenses. Our operating expenses for the fiscal year ended June 30, 2018, compared with the year ended June 30, 2017 (dollars in thousands):

	For the Year Ended June 30,
	2018	2017	$ Variance	% Variance
Operating Expenses:
Research and development	$4,734	$3,791	$943	25%
Sales and marketing	3,458	3,659	(201)	(5)%
General and administrative	6,366	5,505	861	16%
Depreciation and amortization	237	231	6	3%
Total Operating Expenses	$14,795	$13,186	$1,609	12%

Research and Development (“R&D”)Expenses. For the year ended June 30, 2018, compared to the same period in the prior year, R&D expenses increased due to a $0.7 million increase in development resources in order to support new client developments and lower capitalized labor due to completion of certain development projects and $0.2 million in unfavorable foreign exchange rate currency movements.  R&D expenses for the years ended June 30, 2018 and 2017 excluded $1.5 million and $2.7 million, respectively, of capitalized costs.

Sales and Marketing Expenses. For the year ended June 30, 2018 compared to same period in the prior year, sales and marketing expenses decreased $0.2 million primarily due to lower headcount in the UK and lower commission expense from perpetual sales.

General and Administrative Expenses. For the year ended June 30, 2018 compared to the same period in the prior year, general and administrative expenses increased $0.9 million, of which $0.1 million was from unfavorable foreign currency exchange rate movements.  The increase was primarily due to taxes on the vesting of equity compensation awards.

Depreciation and Amortization Expenses. For the year ended June 30, 2018 compared to the same period in the prior year, depreciation and amortization remained relatively consistent.

Other Income (Expense). Interest expense decreased by $0.2 million to $0.4 million for the year ended June 30, 2018, as compared to expense of $0.6 million for the year ended June 30, 2017.  The decrease in interest expense was due to the acceleration of the amortization of deferred financing costs associated with the termination of our Prior Credit Facility (defined below) in the prior year.

Income Taxes. Income taxes increased $2.2 million due to an income tax expense of $1.3 million for the year ended June 30, 2018, as compared to income tax benefit of $0.9 million for the year ended June 30, 2017. The effective tax rate was 28% for the year ended June 30, 2018, as compared to negative 25% for the year ended June 30, 2017.  The increase in the effective tax rate was primarily due to the revaluation of our net deferred tax assets at the lower US federal statutory rate and the one-time repatriation tax on deemed repatriation of historical earnings on our foreign subsidiaries, as per the Tax Cuts and Jobs Act (see Note 5 to the consolidated financial statements), in the current year, as well as a partial release of the valuation allowance in the US in the prior year.

 Liquidity and Capital Resources

	June 30,	June 30,
(in thousands)	2018	2017

Net cash provided by operating activities	$6,504	$5,525
Net cash used in investing activities	(1,652)	(2,825)
Net cash used in financing activities	(1,856)	(1,840)
Effect of exchange rate changes	(85)	(91)
Net change in cash and cash equivalents	2,911	769
Cash and cash equivalents at beginning of period	1,260	491
Cash and cash equivalents at end of period	4,171	1,260

For the Year Ended June 30, 2018

Net cash provided by operating activities was due to net income of $3.2 million, non-cash adjustments of $1.8 million and positive changes in working capital of $1.5 million.

The increase in non-cash adjustments was primarily attributable to the change in deferred taxes as noted above. The positive changes in working capital were due to an increase in deferred revenue and an increase in payroll taxes related to the vesting of equity compensation awards.

Net cash used in investing activities was primarily due to capitalized software development costs of $1.5 million, primarily related to the development of VAST Online.

Net cash used in financing activities was primarily due to the repayment of long-term debt of $1.8 million.

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

Fiscal 2019 Liquidity and Capital Resource Outlook

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

On March 2, 2017, we entered into a credit facility (“New Credit Facility”) with Univest Bank and Trust Co. (“Univest”).  In connection with the New Credit Facility, the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the “Credit Agreements”). The New Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver.  We used the initial proceeds of the Credit Facility to repay all of our obligations under our Prior Credit Facility. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBO Rate (as defined in the “Credit Agreements”) or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants.  The maturity date under the Credit Agreements is August 1, 2021.  Under the terms of the New Credit Facility, we are required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations.  Our obligations under the New Credit Facility are secured by all of our US assets and are guaranteed by MAM Software Inc.  Additionally, we pledged 65% of the stock of MAM Software Limited.

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

Working Capital

Working capital was improved at June 30, 2018 at $0.7 million, as compared to ($0.8) million at June 30, 2017. Working capital included the current portion of long-term debt of $1.8 million and $1.7 million at June 30, 2018 and 2017, respectively, which were primarily related to the development of VAST Online for NA.

Capital Expenditures

Capital expenditures for the years ended June 30, 2018 and 2017 were $1.7 million and $2.8 million, respectively.  The capital expenditures included capitalized software development costs of $1.5 million and $2.7 million for the years ended June 30, 2018 and 2017, respectively.

 Fiscal 2019 Outlook

We expect to see continued revenue growth from both our MAM NA and MAM UK operations during fiscal 2019. We also expect to see continuing improvement in profitability due to the increase in revenue, partially offset by our continued investment in growth initiatives, including R&D.

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

Long-Lived Assets

Our management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2018, management believed there was no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

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

In those instances in which arrangements include significant customization, contractual milestones, acceptance criteria or other contingencies, we account for the arrangements using contract accounting, as follows:

•

when customer acceptance can be estimated, but reliable estimated costs to complete cannot be determined, expenditures are capitalized as work-in process and deferred until completion of the contract at which time the costs and revenues are recognized; and

•

when customer acceptance cannot be estimated based on historical evidence, costs are expensed as incurred and revenue is recognized at the completion of the contract when customer acceptance is obtained

We record amounts collected from customers in excess of recognizable revenue as deferred revenue in the accompanying consolidated balance sheets.

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

Stock-Based Compensation

For valuing stock options awards, we have elected to use the Black-Scholes Merton option pricing valuation model (“Black-Scholes”). For the expected term, we use a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility we consider our own volatility as applicable for valuing its options and warrants. With the adoption of ASU 2016-09 during the year ended June 30, 2017, forfeitures will be accounted for prospectively as they are incurred, rather than estimated at time of grant. The risk-free interest rate is based on the relevant US Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; we currently have no plans to pay dividends.

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

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during the period from non-owner sources. For the years ended June 30, 2018 and June 30, 2017, the components of comprehensive income consisted of foreign currency translation gains (losses).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for annual and interim periods beginning after December 15, 2016.   The Company has performed a review of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretative guidance. The Company plans to adopt ASU 2014-09 on July 1, 2018. The Company has not yet determined whether it will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to retained earnings. The new standard could change the amount and timing of revenue and costs under certain arrangement types and could increase the administrative burden on Company operations to properly account for customer contracts and provide the more expansive required disclosures. The Company is currently completing its review of contracts, and therefore has not completed its quantification yet to know the impact the adoption will have on its consolidated financial position, results of operation or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item 7A as we are a smaller reporting company.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as amended (the “Exchange Act”), as of June 30, 2018. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in MAM’s internal control over financial reporting in our fourth fiscal quarter of the fiscal year ended June 30, 2018 covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated into this Report by reference from our proxy statement to be issued in connection with our 2019 Annual Meeting of Stockholders under the headings “Information about Director Nominees,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement is expected to be filed with the U.S. Securities and Exchange Commission (“SEC”) not later than 120 days after June 30, 2018.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated into this Report by reference from our proxy statement to be issued in connection with our 2019 Annual Meeting of Stockholders under the heading “Executive Compensation,” which proxy statement is expected to be filed with the SEC not later than 120 days after June 30, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated into this Report by reference from our proxy statement to be issued in connection with our 2019 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement is expected to be filed with the SEC not later than 120 days after June 30, 2018.

Securities Authorized for Issuance Under the Equity Compensation Plans

The following summarizes information regarding the number of units that are available for issuance under all of the Company's equity compensation plans as of June 30, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Unit Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Unit Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	68,224	$1.30	689,740
Equity compensation plans not approved by security holders	-	-	-
	68,224	$1.30	689,740

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this Report by reference from our proxy statement to be issued in connection with our 2019 Annual Meeting of Stockholders under the headings “Corporate Governance,” and “Certain Relationships and Related Transactions,” which proxy statement is expected to be filed with the SEC not later than 120 days after June 30, 2018.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this Report by reference from our proxy statement to be issued in connection with our 2019 Annual Meeting of Stockholders under the heading “Ratification of Appointment of Our Independent Registered Public Accounting Firm,” which proxy statement is expected to be filed with the SEC not later than 120 days after June 30, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited balance sheets of MAM Software Group, Inc. as of June 30, 2018 and 2017, the related statements of comprehensive income, stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of KMJ Corbin & Company LLP, an independent registered public accounting firm, are filed herewith.

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

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2013).
3(ii)	Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10KSB filed with the SEC on February 16, 2007).
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on February 16, 2007).
4.2	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2013).
4.3	Term Note dated March 2, 2017, in the principal amount of $8,750,000 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on March 8, 2017).
10.1

Credit Agreement dated as of March 2, 2017, among MAM Software Group, Inc. and Univest Bank and Trust Co. (incorporate by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on March 8, 2017).

10.2	Revolving Credit Note dated March 2, 2017, in the principal amount of $2,750,000 (incorporate by reference to Exhibit 10.2 to our Form 8-K filed with the SEC onMarch 8, 2017).
10.3

Pledge and Security Agreement dated as of March 2, 2017, by and between MAM Software Group, Inc., Borrower, and Univest Bank and Trust Co., on behalf of Lender and the other Secured Parties (incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on March 8, 2017).

10.4

Pledge and Security Agreement dated as of March 2, 2017, by and between MAM Software, Inc., Grantor, and Univest Bank and Trust Co., on behalf of Lender and the other Secured Parties (incorporated by reference to Exhibit 10.5 to our Form 8-K filed with the SEC on March 8, 2017).

10.5

Deed of Negative Pledge Agreement dated as of March 2, 2017, by and between MAM Software Group, Inc. and MAM Software Limited and Univest Bank and Trust Co. (incorporated by reference to Exhibit 10.6 to our Form 8-K dated March 8, 2017).

10.6

Guaranty of Payment Agreement dated as of March 2, 2017, by MAM Software Group, Inc., a Guarantor, in favor of Univest Bank and Trust Co., as Lender (incorporated by reference to Exhibit 10.7 to our Form 8-K filed with the SEC on March 8, 2017).

10.7	2007 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D of the Company’s revised Definitive Proxy Statement filed with the SEC on May 19, 2008).
10.8	2017 Equity Incentive Plan (incorporate by reference to Appendix D of the Company's Definitive Proxy Statement filed with the SEC on October 28, 2017).
10.9‡

Employment Agreement effective as of July 1, 2010 between the Company and Michael Jamieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2010).

10.10‡

Employment Agreement effective as of April 1, 2017 between the Company and Michael Jamieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2017).

10.11‡

Employment Agreement effective as of October 16, 2015 between the Company and Brian H. Callahan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2015).

10.12‡

Employment Agreement effective as of July 1, 2013 between the Company and Lee Broad (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on with the SEC on September 24, 2015).

10.13‡

Separation Agreement effective as of October 19, 2015 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 16, 2016).

10.14‡

MAM Software Group, Inc. Employee Stock Purchase Plan, effective as of December 16, 2011 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the SEC on September 26, 2016).

10.15

First Amendment to Credit Agreement, dated as of September 26, 2016, by and among MAM Software Group, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on September 26, 2016).

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual report on Form 10KSB/A for the fiscal year ended June 30, 2007 filed with the SEC on October 15, 2007).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of KMJ Corbin & Company LLP (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

‡ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAM Software Group, Inc.

Date: September 14, 2018	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 14, 2018	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 14, 2018	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 14, 2018	By:	/s/ Frederick Wasserman
Frederick Wasserman
Chairman of the Board of Directors

Date: September 14, 2018	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Director

Date: September 14, 2018	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV
Director

Date: September 14, 2018	By:	/ S / Peter H. Kamin
Peter H. Kamin
Director

FINANCIAL STATEMENTS

MAM SOFTWARE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MAM Software Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MAM Software Group, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2005.

Costa Mesa, California

September 14, 2018

MAM SOFTWARE GROUP, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	June 30,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$4,171	$1,260
Accounts receivable, net of allowance of $224 and $332, respectively	5,010	4,873
Inventories	170	154
Prepaid expenses and other current assets	1,270	1,260
Income tax receivable	-	168
Total Current Assets	10,621	7,715

Property and Equipment, Net	480	511

Other Assets
Goodwill	8,280	8,191
Intangible assets, net	568	639
Software development costs, net	8,889	7,634
Deferred income taxes	1,251	1,679
Other long-term assets	545	283
TOTAL ASSETS	$30,634	$26,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,318	$1,334
Accrued expenses and other liabilities	1,201	1,137
Accrued payroll and related expenses	2,146	1,605
Current portion of long-term debt	1,811	1,734
Current portion of deferred revenue	1,885	1,477
Sales tax payable	910	761
Income tax payable	669	506
Total Current Liabilities	9,940	8,554

Long-Term Liabilities
Deferred revenue, net of current portion	1,146	772
Deferred income taxes	789	682
Income tax payable, net of current portion	232	-
Long-term debt, net of current portion	4,581	6,386
Other long-term liabilities	426	583
Total Liabilities	17,114	16,977

Commitments and Contingencies

Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000 shares authorized, 12,593 shares issued and 12,588 shares outstanding at June 30, 2018, and 12,313 shares issued and 12,308 shares outstanding at June 30, 2017	1	1
Additional paid-in capital	14,768	14,180
Accumulated other comprehensive loss	(3,236)	(3,283)
Retained earnings (accumulated deficit)	2,003	(1,207)
Treasury stock at cost, 5 shares at June 30, 2018 and June 30, 2017	(16)	(16)
Total Stockholders' Equity	13,520	9,675
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,634	$26,652

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	For the Years Ended
	June 30,
	2018	2017
Net revenues	$35,777	$31,596
Cost of revenues	16,088	14,193
Gross Profit	19,689	17,403

Operating Expenses
Research and development	4,734	3,791
Sales and marketing	3,458	3,659
General and administrative	6,366	5,505
Depreciation and amortization	237	231
Total Operating Expenses	14,795	13,186

Operating Income	4,894	4,217

Other Income (Expense)
Interest expense, net	(411)	(559)
Total other expense, net	(411)	(559)

Income before provision (benefit) for income taxes	4,483	3,658

Provision (benefit) for income taxes	1,273	(920)

Net Income	$3,210	$4,578

Earnings per share attributed to common stockholders - basic	$0.27	$0.39
Earnings per share attributed to common stockholders - diluted	$0.27	$0.39
Weighted average common shares outstanding – basic	11,849	11,732
Weighted average common shares outstanding – diluted	11,906	11,786

Net Income	$3,210	$4,578
Foreign currency translation gain (loss)	47	(298)
Total Comprehensive Income	$3,257	$4,280

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated Other	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Shares	Amount	Comprehensive Loss	Deficit)	Total
Balance July 1, 2016	-	$-	13,199	$1	$16,162	(790)	$(2,374)	$(2,985)	$(5,785)	$5,019
Common stock issued as compensation – Includes amortization of unvested shares (See Note 7)	-	-	68	-	510	-	-	-	-	510
Forfeiture of restricted stock	-	-	(187)	-	-	-	-	-	-	-
Common stock surrendered to pay for tax withholding		-	(26)	-	(150)	-	-	-	-	(150)
Common stock issued for options exercised	-	-	44	-	16	-	-	-	-	16
Retirement of treasury stock	-	-	(785)		(2,358)	785	2,358	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	(298)	-	(298)
Net income	-	-	-	-	-	-	-	-	4,578	4,578
Balance June 30, 2017	-	-	12,313	1	14,180	(5)	(16)	(3,283)	(1,207)	9,675
Common stock issued as compensation – Includes amortization of unvested shares (See Note 7)	-	-	290	-	668	-	-	-	-	668
Common stock surrendered to pay for tax withholding	-	-	(4)	-	(33)	-	-	-	-	(33)
Repurchase of common stock for treasury	-	-	-	-	-	(6)	(47)	-	-	(47)
Retirement of treasury stock	-	-	(6)	-	(47)	6	47	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	47	-	47
Net income	-	-	-	-	-	-	-	-	3,210	3,210
Balance June 30, 2018	-	$-	12,593	$1	$14,768	(5)	$(16)	$(3,236)	$2,003	$13,520

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,210	$4,578
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	89	283
Depreciation and amortization	554	537
Amortization of debt issuance costs	41	139
Deferred income taxes	526	(1,523)
Stock-based compensation expense	564	375

Changes in assets and liabilities:
Accounts receivable	(188)	(386)
Inventories	(13)	(169)
Prepaid expenses and other assets	(259)	(6)
Income tax receivable	174	352
Accounts payable	(29)	(264)
Accrued expenses and other liabilities	214	514
Income tax payable	316	593
Accrued payroll and related expenses	534	(314)
Deferred revenue	771	816
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,504	5,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(110)	(96)
Capitalized software development costs	(1,542)	(2,729)
NET CASH USED IN INVESTING ACTIVITIES	(1,652)	(2,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock surrendered to pay for tax withholding	(33)	(150)
Repurchase of common stock for treasury	(47)	-
Payment for acquisition of debt	-	(144)
Proceeds from long-term debt	-	9,519
Repayment of long-term debt	(1,776)	(11,081)
Proceeds from exercise of stock options	-	16
NET CASH USED IN FINANCING ACTIVITIES	(1,856)	(1,840)

Effect of exchange rate changes	(85)	(91)
Net change in cash and cash equivalents	2,911	769
Cash and cash equivalents at beginning of year	1,260	491
Cash and cash equivalents at end of year	$4,171	$1,260

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	For the Years Ended
	June 30,
	2018	2017
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$364	$413
Income taxes	$242	$11

Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock in settlement of accrued liabilities	$112	$154
Retirement of treasury stock	$47	$2,358
Acquisition of equipment under capital lease	$7	$-

 The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

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

No customers accounted for more than 10% of the Company’s revenues for each of the years ended June 30, 2018 and 2017. No customers accounted for more than 10% of the Company’s accounts receivable at June 30, 2018 and 2017.

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
2.	The products are produced through professional services
3.	The customers for these products are primarily for the automotive aftermarket
4.	The method to distribute these products are via software that the customer can host locally or the Company will host
5.	They both operate in a non-regulatory environment

Geographic Concentrations

The Company conducts business in the US and Canada (US and Canada are collectively referred to as the “NA Market”), and the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”). For customers headquartered in their respective countries, the Company derived approximately 64% of its revenues from the UK, 34% from the US, 1% from Ireland, and 1% from Canada during the year ended June 30, 2018, compared to 63% of its revenues from the UK, 35% from the US, 1% from Ireland, and 1% from Canada during the year ended June 30, 2017.

At June 30, 2018, the Company maintained 76% of its net property and equipment in the UK and the remaining 24% in the US.  At June 30, 2017, the Company maintained 76% of its net property and equipment in the UK and the remaining 24% in the US.

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

The Company classified its contingent acquisition consideration liability in connection with the acquisition of Origin within the Level 3 category, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. At the time of the acquisition, the Company estimated the fair value of the contingent consideration liability, which consisted of net income based milestones, using assumptions including estimated revenues (based on internal budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates. Any change in these assumptions could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration was remeasured each reporting period. The contingent consideration liability totaled $0.5 million as of June 30, 2018 and 2017.

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

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of June 30, 2018, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of goodwill in the future.

Goodwill activity for the years ended June 30, 2018 and 2017 was as follows (in thousands):

Balance, July 1, 2016	$8,363
Effect of exchange rate changes	(172)
Balance, June 30, 2017	$8,191
Effect of exchange rate changes	89
Balance, June 30, 2018	$8,280

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets can be recovered through projected undiscounted future cash flows over their remaining useful lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2018, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of long-term debt.  Debt issuance costs are amortized over the term of the financing instrument using the effective interest method.  Debt issuance costs are presented in the consolidated balance sheets as an offset against the current and non-current portions of long-term debt.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the stock-based compensation in net income. Compensation expense associated with market-based restricted stock is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based restricted stock is determined based on the number of shares granted and the fair value on the date of grant. For valuing stock options awards, the Company has elected to use the Black-Scholes model. For the expected term, the Company uses a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants. With the adoption of ASU 2016-09 during the year ended June 30, 2017, forfeitures are accounted for as they are incurred, rather than estimated at time of grant. The risk-free interest rate is based on the relevant US Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; the Company currently has no plans to pay dividends.  The fair value of stock-based awards is amortized over the vesting period of the award or expected vesting date of the market-based restricted shares and the Company elected to use the straight-line method for awards granted.

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

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2018 and 2017, advertising expense totaled $0.4 million and $0.4 million, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $47,000 and $(0.3) million for the years ended June 30, 2018 and 2017, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2018 and 2017, the components of comprehensive income consist of foreign currency translation gains (losses).

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740 states that a tax benefit from an uncertain tax position  may be recognized when it is more likely than not that the position will be sustained upon examination on the basis of the technical merits. The Company records unrecognized tax benefits as liabilities in accordance with ASC 740 and adjusts these liabilities based on new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution  may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. As of June 30, 2018, the Company accrued unrecognized tax benefits totaling $0.2 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the years ended  June 30, 2018 and 2017 there were common share equivalents of 56,626 and 54,008, respectively, included in the computation of the DEPS. For the years ended June 30, 2018 and 2017, 450,178 and 503,951 shares of common stock, respectively, vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended June 30 (in thousands, except for per share amounts):

	2018	2017
Numerator:
Net income	$3,210	$4,578

Denominator:
Basic weighted-average shares outstanding	11,849	11,732
Effect of dilutive securities	57	54
Diluted weighted-average diluted shares	11,906	11,786
Earnings per share attributed to common stockholders - basic	$0.27	$0.39
Earnings per share attributed to common stockholders - diluted	$0.27	$0.39

Reclassifications

Certain assets were reclassified from inventories to other current assets and other long-term assets and reclassified from other current assets to accounts receivable and certain liabilities were reclassified from accrued expenses to accrued payroll and related expenses and deferred revenues, net of current portion, as of  June 30, 2017 in order to conform to the current period presentation in the accompanying consolidated balance sheets and cash flows with no net effect on the previously reported net income.

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

In  August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Currently, there is no guidance in accounting principles generally accepted in the US about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The update requires management to assess the Company’s ability to continue as a going concern by incorporating and expanding upon certain US accounting principles. Specifically, the amendments in the update (1) provide a definition of the term "substantial doubt," (2) require an evaluation every reporting period (including interim periods), (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  Based on the Company's evaluation as of June 30, 2018, there is not substantial doubt about the Company's ability to continue as a going concern and no additional disclosures are required at this time.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In July 2015, the FASB provided a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for annual and interim periods beginning after December 15, 2016.   The Company has performed a review of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretative guidance. The Company plans to adopt ASU 2014-09 on July 1, 2018. The Company has not yet determined whether it will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to retained earnings. The new standard could change the amount and timing of revenue and costs under certain arrangement types and could increase the administrative burden on Company operations to properly account for customer contracts and provide the more expansive required disclosures. The Company is currently completing its review of contracts, and therefore has not completed its quantification yet to know the impact the adoption will have on its consolidated financial position, results of operation or cash flows.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	As of June 30,
	2018	2017
Leasehold improvements	$403	$396
Computer and office equipment	1,000	928
Equipment under capital leases	17	10
Furniture and equipment	525	476
Total property, plant and equipment	1,945	1,810
Less: accumulated depreciation and amortization	(1,465)	(1,299)
Total property, plant and equipment, net	$480	$511

Depreciation expense on property and equipment for the years ended June 30, 2018 and 2017 was $0.2 million and $0.1 million, respectively.

NOTE 3. INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2018 (dollars in thousands):

	Average Estimated Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed software technology	9	to	10	$1,077	$(1,077)	$-
Customer contracts / relationships		10		535	(535)	-
Automotive data services		20		259	(259)	-
Acquired intellectual property		10		810	(242)	568
Software development costs	3	to	10	11,513	(2,624)	8,889
Total				$14,194	$(4,737)	$9,457

Intangible assets consist of the following at June 30, 2017 (dollars in thousands):

	Average Estimated Useful Life (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed software technology	9	to	10	$1,061	$(1,061)	$-
Customer contracts / relationships		10		527	(527)	-
Automotive data services		20		255	(255)	-
Acquired intellectual property		10		798	(159)	639
Software development costs	3	to	10	10,331	(2,697)	7,634
Total				$12,972	$(4,699)	$8,273

For the years ended June 30, 2018 and 2017, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $0.4 million and $0.4 million, respectively.

Estimated future amortization of software development costs and intangibles for the next five years is as follows (in thousands):

Years Ending June 30,
2019	$656
2020	1,056
2021	1,031
2022	1,031
2023	1,030

NOTE 4. LONG-TERM DEBT

	As of June 30,
(dollars in thousands)	2018	2017
Debt obligations:
Revolving loan facility	$-	$-
Term loan	6,441	8,217
Equipment financing	7	-
Less: unamortized debt issuance cost	(56)	(97)
Total	6,392	8,120
Less current portion	(1,811)	(1,734)
Long-term debt	$4,581	$6,386

On March 2, 2017, the Company entered into a credit facility ("Credit Facility") with Univest Bank and Trust Co. (“Univest”).  In connection with the Credit Facility, the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the "Credit Agreements"). The Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver.  The Company used the initial proceeds of the Credit Facility to repay all of its obligations under its prior credit facility. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBO Rate (as defined in the Credit Agreements) or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants.  The term note requires monthly payments of $133,333 through December 1, 2017, then $158,333 through December 1, 2018, and $175,000 thereafter through maturity. The maturity date under the Credit Agreements is August 1, 2021.

As of June 30, 2018, the Company did not have any borrowings under its revolving credit note.  Under the terms of the Credit Agreements, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. The Company’s obligations under the Credit Agreements are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary, MAM Software Inc.  Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary.  As of June 30, 2018, the Company was in compliance with its loan covenants.

Future minimum payments under long-term debt outstanding at June 30, 2018 are as follows (in thousands):

For the years ending June 30,
2019	$1,846
2020	2,102
2021	2,101
2022	399
Total debt payments	$6,448

NOTE 5. INCOME TAXES

The Company is subject to taxation in the US, UK and various US state jurisdictions. The Company’s tax years for 1999 and forward are subject to examination by the US and state tax authorities due to losses incurred since inception. The Company is currently not under any material examination by any taxing authorities.

The Company follows the provisions of ASC 740-10, Income Taxes, that defines a recognition threshold and measurement attributes for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company has $0.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income matters in income tax expense. During the year ended June 30, 2017, the Company recognized penalties of $0.1 million. The Company did not recognize any penalties for the year ended June 30, 2018.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

	For the year ended June 30,
	2018	2017
Balance, beginning of the year	$88	$-
Increases for tax positions related to the current year	10	-
Increases for tax positions related to prior years	167	88
Decreases due to lapsed statutes of limitations	(33)	-
Balance, end of year	232	88

Income before income taxes for the years ended June 30, 2018 and 2017 was taxed under the following jurisdictions (in thousands):

	As of June 30,
	2018	2017
United States of America	$734	$935
United Kingdom	3,749	2,723
Total	$4,483	$3,658

The provision (benefit) for income taxes consists of the following for the years ended June 30, 2018 and 2017 (in thousands):

	US Federal	US State	UK Corporate	Total
2018
Current	$273	$75	$399	$747
Deferred	477	(50)	99	526
Total	$750	$25	$498	$1,273

2017
Current	$473	$111	$19	$603
Deferred	(1,550)	(129)	156	(1,523)
Total	$(1,077)	$(18)	$175	$(920)

On July 1, 2016, the Company adopted ASU 2016-09, Improvements to Employee Shared-Based Payment Accounting.  Prior to the adoption of ASU 2019-09, the Company had excess tax benefits for which benefits could not be previously recognized of approximately $0.7 million, due to net operating loss carryforwards resulting from the windfall tax benefits.  On July 1, 2016, upon the effective date of the adoption, the Company recognized the previously unrecognized excess tax benefits of $0.7 million with an offsetting increase in the Company’s valuation allowance using a modified retrospective method through a cumulative effect adjustment to the accumulated deficit, with no net impact on the Company’s financial statements.

At June 30, 2018, the Company had net US deferred tax assets of approximately $1.6 million. Due to uncertainties surrounding the Company’s ability to generate future capital gains, a valuation allowance has been established to offset carry-forwards of its capital losses due to investments previously written off. Additionally, the future utilization of the Company’s federal and state NOLs to offset future taxable income have been determined to be subject to annual limitation pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383 as a result of ownership changes that have previously occurred.

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

At June 30, 2018, the Company had combined federal and state NOLs of approximately $4.0 million and $1.3 million, respectively.  The federal and state tax loss carry-forwards will begin to expire in 2019 and 2024, respectively, unless previously utilized.

Significant components of the Company’s net deferred tax assets at June 30, 2018 and 2017 are shown below. A valuation allowance of $1.2 million and $1.7 million has been established to offset the net deferred tax assets as of June 30, 2018 and 2017, respectively. The net decrease in the valuation allowance of $3.9 million for the year ended June 30, 2017 is primarily attributable to the partial release of the valuation allowance during the three months ended June 30, 2017. The Company released the valuation allowance on all of its domestic deferred tax assets, except for capital loss carry-forwards that are not more likely than not to be realized. The net decrease in the valuation allowance for the year ended June 30, 2018 was $0.5 million, related to the change in federal tax rate discussed below.

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets (liabilities) consist of the following at June 30, 2018 and 2017 (in thousands):

	June 30,	June 30,
	2018	2017
Deferred tax assets:
State taxes	$34	$36
Net operating loss carry-forwards	902	1,549
Write-down of investments	1,183	1,716
Deferred revenue	116	-
Equity-based compensation	87	63
Reserves and accruals	278	329
Deferred rent	1	4
Tax credits	42	9
Total deferred tax assets	2,643	3,706

Deferred tax liabilities:
Foreign intangible and other long-lived assets	(872)	(718)
Domestic intangible and other long-lived assets	(56)	(110)
Unremitted foreign earnings	(70)	(165)
Total deferred tax liabilities	(998)	(993)

Valuation allowance	(1,183)	(1,716)
Net deferred tax assets (liabilities)	$462	$997

The provision (benefit) for income taxes for the years ended June 30, 2018 and 2017 differs from the amount computed by applying the US federal income tax rates to net income from continuing operations before taxes as a result of the following (in thousands):

	June 30,
	2018	2017
Taxes at federal statutory rates	$1,236	$1,244
State taxes, net of federal benefit	98	93
Rate changes	785	289
Unrecognized tax benefits	141	88
Permanent items and other	(360)	116
Research and development	(272)	(333)
NOL expiration	-	3
Differential in UK corporate tax rate	(322)	(388)
Unremitted foreign earnings	279	164
Deemed repatriation tax	217	-
Stock compensation	5	(237)
Foreign dividends	-	9,452
Foreign tax credits	-	(7,522)
Change in valuation allowance	(534)	(3,889)
(Benefit) provision for income taxes	$1,273	$(920)

A provision had not been made at June 30, 2017, for US for additional foreign withholding taxes on undistributed earnings of its UK subsidiaries because it was intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.  On December 22, 2017, new U.S. federal tax legislation, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act significantly revises the U.S corporate tax by implementing a territorial system and imposing a repatriation on deemed repatriated earnings of foreign subsidiaries. The Company derived that the enactment of the Tax Act will result in a tax of approximately $0.2 million.

The Tax Act was a significant modification of existing U.S. federal tax law and contained several provisions which impacted the provision of the Company in fiscal year end June 30, 2018 and will impact the Company's tax position in future years. Among other things, the Tax Act permanently lowered the federal corporate tax rate to 21% from the existing maximum tax rate of 35%, effective for years including or commencing January 1, 2018. Due to the Company's fiscal year ending June 30, 2018, the federal tax rate is adjusted on a per-day computation based on the number of days in 2017 and 2018 with the old and new federal tax rates (the "blended tax rate"). For the fiscal year ended June 30, 2018, the Company recorded tax expense of approximately $0.8 million primarily due to the remeasurement of deferred tax assets at the reduced federal corporate tax rate of 21%.

Beginning for tax years starting after December 31, 2017, the Tax Act eliminates the previous net operating loss carryback period of two years and permits an indefinite carryforward period. The net operating loss deduction is limited to 80% of taxable income. The net operating losses arising in tax years beginning on or after January 1, 2018 are subject to the 80% limitations. The net operating losses arising in tax years beginning before January 1, 2018 are not subject to the 80% limitation. The net operating losses arising in tax years ending after December 31, 2017 may not be carried back to prior years and may be carried forward indefinitely.

For tax years commencing after December 31, 2017, the Tax Act repealed the alternative minimum tax and taxpayers with alternative minimum tax credit carryfowards that have not been used may claim a refund in future years for those credits even though no income tax liabilities exist. Business expense deductions are eliminated for most entertainment costs and commuting benefits. Certain employer-provided meals expenses will also be eliminated after the year 2025. The bonus depreciation expensing provision increased from 50% to 100% for assets placed in service after September 27, 2018 and before 2023.

The Tax Act also subjects U.S. corporations to tax on Global Intangible Low-Taxed Income (“GILTI”), which imposes tax on foreign earnings in excess of a deemed return on tangible assets. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision for which no provisional amounts have been recorded in the Company’s Consolidated Financial Statements. An accounting policy election can be made to either record deferred taxes related to GILTI or to record the related taxes in the period in which they occur. The Company has not yet elected an accounting policy related to GILTI and will only do so after completion of further evaluation and analysis. The provisions related to GILTI are subject to adjustment during the measurement period ending December 2018.

In addition, the Tax Act substantially eliminates any element of deferred taxation of foreign income with a US parented multinational group and retains Subpart F income to provide full and immediate taxation of the classes of income under the pre-enactment law and subjects a new broad class of income under Subpart F as well creates new base erosion provisions.

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

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its Credit Facility (see Note 4), the Company indemnified the lender for certain losses, claims, and other liabilities that are standard for this type of agreement. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers’ contracts the Company indemnifies the customer that the software provided does not violate any US patent. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through March 2028. Terms of the leases provide for monthly payments ranging from $720 to $19,800.  The Company incurred rent expense totaling approximately $0.5 million for the both years ended June 30, 2018 and 2017, respectively. Future annual minimum payments under non-cancelable operating leases are as follows (in thousands):

For the years ended June 30,
2019	$749
2020	688
2021	490
2022	403
2023	236
Thereafter	1,107
Total operating lease obligations	$3,673

NOTE 7. STOCKHOLDERS’ EQUITY

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

During the years ended June 30, 2018 and 2017, the Company issued 30,571 and 55,010 shares of common stock, respectively, for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and 2017 EIP and in lieu of cash compensation.

Treasury Stock

During the year ended June 30, 2018, the Company repurchased and retired 5,599 shares of common stock in treasury, at a cost of $47,000.  During the year ended June 30, 2017, the Company retired 785,000 shares of common stock in treasury, with an original cost of $2.4 million.

 Stock-Based Compensation

Stock-based compensation expense for restricted stock and stock issuances of $0.6 million and $0.4 million was recorded in the years ended June 30, 2018 and 2017, respectively, and was recorded primarily in general and administrative expenses in the statements of comprehensive income.  As of June 30, 2018, $1.3 million of total unrecognized stock-based compensation expense related to restricted stock is expected to be recognized over approximately 5.8 years.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2017	68	$1.30
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding - June 30, 2018	68	$1.30	3.0	$434
Options exercisable - June 30, 2018	68	$1.30	3.0	$434
Options exercisable and vested - June 30, 2018	68	$1.30	3.0	$434

The aggregate intrinsic value represents the total pre-tax amount of proceeds, net of the exercise price, which would have been received by the option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price of the Company's common stock on June 30, 2018.

 During the year ended  June 30, 2018, the Company granted a total of 240,000 restricted shares of common stock to employees under the 2017 EIP, valued at $1.5 million.  The restricted stock vests when the Company's volume weighted average price ("VWAP") per share is at or above certain levels.

A summary of the Company's restricted common stock activity is presented below (shares in thousands):

		Weighted Average
	Number of Shares	Initial Value Price
	(in thousands)	Per Share
Restricted stock outstanding - July 1, 2017	504	$0.94
Issuance of restricted stock	240	6.19
Vesting	(294)	0.48
Forfeitures	-	-
Restricted stock outstanding - June 30, 2018	450	$4.25

The fair value of the restricted stock awards vested was $2.4 million for the fiscal year ended June 30, 2018.

A summary of the vesting levels of the Company's restricted common stock is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30 day VWAP per share vesting level (1):
$9.00 per share	130	$3.22
$10.00 per share	120	$4.68
$11.00 per share	120	$4.68
$12.00 per share	80	$4.68

(1)	The outstanding restricted stock becomes vested when the Company’s 30-day volume weighted average price (“VWAP”) per share is at or above these levels.

During the years ended June 30, 2018 and 2017, the Company withheld 4,531 and 26,535 shares of common stock at a cost of $33,000 and $0.2 million, respectively, for the payment of taxes on shares that vested during the year.

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

During the years ended June 30, 2018 and 2017, the Company issued 14,712 and 13,835 shares of common stock, respectively, to employees, including executive officers, under the ESPP in lieu of compensation, which shares of common stock were valued at approximately $0.1 million based on the closing market price of the Company’s common stock on January 1, 2017 and July 1, 2017 and $0.1 million based on the closing market price of the Company’s common stock on June 30, 2016 and July 1, 2016, respectively.

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All US employees are eligible to participate in the plan. The Company’s contribution to the 401(k) Plan is at the discretion of the Board of Directors. The Company matches 100% of elective deferrals subject to a maximum of 3% of the participant’s eligible earnings. The Company’s matching contributions to the 401(k) for the years ended June 30, 2018 and 2017 were $0.1 million and $0.1 million, respectively.

The Company has a defined contribution retirement plan ("UK Plan") that all UK employees are eligible to participate in.  The Company’s contribution to the UK Plan is at the discretion of the Board of Directors. The Company matches 100% of elective deferrals subject to a maximum of 3% of the participant’s eligible earnings. The Company’s matching contributions to the UK Plan for the years ended June 30, 2018 and 2017 were $0.2 million and $0.2 million, respectively.

NOTE 9. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2018, through the filing date of this Annual Report on Form 10-K.  Based on its evaluation, there are no events that are required to be disclosed herein.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2013).
3(ii)	Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10KSB filed with the SEC on February 16, 2007).
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on February 16, 2007).
4.2	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2013).
4.3	Term Note dated March 2, 2017, in the principal amount of $8,750,000 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on March 8, 2017).
10.1

Credit Agreement dated as of March 2, 2017, among MAM Software Group, Inc. and Univest Bank and Trust Co. (incorporate by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on March 8, 2017).

10.2	Revolving Credit Note dated March 2, 2017, in the principal amount of $2,750,000 (incorporate by reference to Exhibit 10.2 to our Form 8-K filed with the SEC onMarch 8, 2017).
10.3

Pledge and Security Agreement dated as of March 2, 2017, by and between MAM Software Group, Inc., Borrower, and Univest Bank and Trust Co., on behalf of Lender and the other Secured Parties (incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on March 8, 2017).

10.4

Pledge and Security Agreement dated as of March 2, 2017, by and between MAM Software, Inc., Grantor, and Univest Bank and Trust Co., on behalf of Lender and the other Secured Parties (incorporated by reference to Exhibit 10.5 to our Form 8-K filed with the SEC on March 8, 2017).

10.5

Deed of Negative Pledge Agreement dated as of March 2, 2017, by and between MAM Software Group, Inc. and MAM Software Limited and Univest Bank and Trust Co. (incorporated by reference to Exhibit 10.6 to our Form 8-K dated March 8, 2017).

10.6

Guaranty of Payment Agreement dated as of March 2, 2017, by MAM Software Group, Inc., a Guarantor, in favor of Univest Bank and Trust Co., as Lender (incorporated by reference to Exhibit 10.7 to our Form 8-K filed with the SEC on March 8, 2017).

10.7	2007 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D of the Company’s revised Definitive Proxy Statement filed with the SEC on May 19, 2008).
10.8	2017 Equity Incentive Plan (incorporate by reference to Appendix D of the Company's Definitive Proxy Statement filed with the SEC on October 28, 2017).
10.9‡

Employment Agreement effective as of July 1, 2010 between the Company and Michael Jamieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2010).

10.10‡

Employment Agreement effective as of April 1, 2017 between the Company and Michael Jamieson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2017).

10.11‡

Employment Agreement effective as of October 16, 2015 between the Company and Brian H. Callahan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2015).

10.12‡

Employment Agreement effective as of July 1, 2013 between the Company and Lee Broad (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on with the SEC on September 24, 2015).

10.13‡

Separation Agreement effective as of October 19, 2015 between the Company and Charles F. Trapp (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 16, 2016).

10.14‡

MAM Software Group, Inc. Employee Stock Purchase Plan, effective as of December 16, 2011 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the SEC on September 26, 2016).

10.15

First Amendment to Credit Agreement, dated as of September 26, 2016, by and among MAM Software Group, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on September 26, 2016).

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual report on Form 10KSB/A for the fiscal year ended June 30, 2007 filed with the SEC on October 15, 2007).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of KMJ Corbin & Company LLP (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

‡ Management contract or compensatory plan or arrangement.