Form 10-Q
period 2018-09-30
MAM SOFTWARE GROUP, INC.
filed 2018-11-13
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The registrant had 12,575,008 shares of its common stock outstanding as of November 9, 2018.

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

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,205	$4,171
Accounts receivable, net of allowance of $227 and $224, respectively	5,217	5,010
Inventories	164	170
Prepaid expenses and other current assets	1,445	1,270
Income tax receivable	100	-
Total Current Assets	11,131	10,621

Property and Equipment, Net	470	480

Other Assets
Goodwill	8,201	8,280
Intangible assets, net	540	568
Software development costs, net	9,696	8,889
Deferred income taxes	1,396	1,251
Other long-term assets	590	545
TOTAL ASSETS	$32,024	$30,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,460	$1,318
Accrued expenses and other liabilities	1,222	1,201
Accrued payroll and related expenses	1,669	2,146
Current portion of long-term debt	2,022	1,811
Current portion of deferred revenues	2,712	1,885
Sales tax payable	876	910
Income tax payable	878	669
Total Current Liabilities	10,839	9,940

Long-Term Liabilities
Deferred revenues, net of current portion	879	1,146
Deferred income taxes	756	789
Income tax payable, net of current portion	232	232
Long-term debt, net of current portion	4,061	4,581
Other long-term liabilities	309	426
Total Liabilities	17,076	17,114
Commitments and Contingencies
Stockholders’ Equity
Preferred stock: Par value $0.0001 per share; 2,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000 shares authorized, 12,606 shares issued and 12,596 shares outstanding at September 30, 2018 and 12,593 shares issued and 12,588 shares outstanding at June 30, 2018	1	1
Additional paid-in capital	14,976	14,768
Accumulated other comprehensive loss	(3,408)	(3,236)
Retained earnings	3,434	2,003
Treasury stock at cost, 10 and 5 shares at September 30, 2018 and June 30, 2018, respectively	(55)	(16)
Total Stockholders’ Equity	14,948	13,520
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,024	$30,634

 The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,
	2018	2017
Net revenues	$9,300	$8,638
Cost of revenues	4,065	3,807
Gross Profit	5,235	4,831

Operating Expenses
Research and development	1,215	1,003
Sales and marketing	773	753
General and administrative	1,585	1,490
Depreciation and amortization	57	58
Total Operating Expenses	3,630	3,304

Operating Income	1,605	1,527

Other Income (Expense)
Interest expense, net	(91)	(104)
Total other income (expense), net	(91)	(104)

Income before provision for income taxes	1,514	1,423

Provision for income taxes	303	309

Net Income	$1,211	$1,114

Earnings per share attributed to common stockholders – basic	$0.10	$0.09
Earnings per share attributed to common stockholders – diluted	$0.10	$0.09

Weighted average common shares outstanding – basic	12,145	11,816
Weighted average common shares outstanding – diluted	12,202	11,871

Net Income	$1,211	$1,114
Foreign currency translation gain (loss)	(172)	265
Total Comprehensive Income	$1,039	$1,379

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,211	$1,114
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	15	12
Depreciation and amortization	126	142
Amortization of debt issuance costs	9	11
Deferred income taxes	(46)	184
Stock-based compensation expense	181	97

Changes in assets and liabilities:
Accounts receivable	(198)	652
Prepaid expenses and other assets	(91)	(7)
Income tax receivable	(100)	169
Accounts payable	152	(205)
Accrued expenses and other liabilities	(440)	(87)
Income taxes payable	(55)	126
Deferred revenues	233	32
NET CASH PROVIDED BY OPERATING ACTIVITIES	997	2,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30)	(42)
Capitalized software development costs	(416)	(630)
NET CASH USED IN INVESTING ACTIVITIES	(446)	(672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(317)	(400)
Repayment of contingent consideration	(86)	-
Repurchase of common stock for treasury	(39)	-
Common stock surrendered to pay for tax withholding	(9)	-
NET CASH USED IN FINANCING ACTIVITIES	(451)	(400)

Effect of exchange rate changes	(66)	10
Net change in cash and cash equivalents	34	1,178
Cash and cash equivalents at beginning of period	4,171	1,260
Cash and cash equivalents at end of period	$4,205	$2,438

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,
	2018	2017
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued liabilities	$49	$31

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, which was filed with the SEC on September 14, 2018.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted ASU 2017-09 on July 1, 2018, and adoption of this standard did not have an impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and Subtopic 985-605 Software - Revenue Recognition. Topic 605 and Subtopic 985-605 are collectively referred to as “Topic 605” or “prior GAAP.” Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires enhanced disclosures, including disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 on July 1, 2018, the first day of fiscal 2019, using the modified retrospective transition method. Under this method, the Company evaluated contracts that were in effect at the beginning of fiscal 2019 as if those contracts had been accounted for under Topic 606. The Company did not evaluate individual modifications for those periods prior to the adoption date, but the aggregate effect of all modifications as of the adoption date and such effects are provided below. Under the modified retrospective transition method, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical, pre-Topic 606 accounting. A cumulative catch-up adjustment was recorded to beginning retained earnings to reflect the impact of all existing arrangements under Topic 606.

The most significant impacts of the adoption of Topic 606 are as follows:

●

Revenue related to professional services for perpetual license contracts are recognized on percentage of hours incurred on the contract compared to the estimated total hours to complete, as compared to upon completion under prior GAAP. At adoption, the Company increased retained earnings and accounts receivable by $0.1 million related to this item.

●

Rental contracts, for which customers pay a monthly fee for an on-premise software license and support/maintenance are accounted for as perpetual licenses contracts with a financing component, rather than on a monthly subscription basis under prior GAAP. At adoption, the Company increased retained earnings, and other current assets and other long-term assets by $0.2 million related to this item.

●

Set-up fee revenue and associated costs pertaining to implementation of rental customers are no longer deferred over the life of the customer contract. At adoption, the Company increased retained earnings by $0.1 million and decreased deferred revenue by $0.2 million, and decreased other assets by $0.1 million related to this item.

●

Funded software development from a customer related to a capitalized software development project is now recognized as deferred revenue until the customer implements the software, and recognized over the life of the customer contract, as compared to an offset to capitalized software costs under prior GAAP. At adoption, the Company increased deferred revenue and increased capitalized software by $0.5 million related to this item.

The tax impact of the above adjustments was assessed and, at adoption, the Company decreased retained earnings and decreased deferred tax liability by $0.15 million each and  increased taxes payable by $0.3 million.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Adjustments to beginning consolidated balance sheet accounts

The following table presents the cumulative effect adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for Topic 606 adopted by the Company on the first day of fiscal 2019 (in thousands):

	June 30,	Topic	July 1,
	2018	606	2018
ASSETS
Accounts receivable, net	$5,010	$64	$5,074
Prepaid expenses and other current assets	$1,270	$94	$1,364
Total Current Assets	$10,621	$158	$10,779
Software development costs, net	$8,889	$516	$9,405
Deferred income taxes	$1,251	$121	$1,372
Other long-term assets	$545	$41	$586
TOTAL ASSETS	$30,634	$836	$31,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of deferred revenues	$1,885	$556	$2,441
Income tax payable	$669	$272	$941
Total Current Liabilities	$9,940	$828	$10,768
Deferred revenues, net of current portion	$1,146	$(213)	$933
Total Liabilities	$17,114	$616	$17,730
Stockholders' Equity
Retained earnings	$2,003	$220	$2,223
Total Stockholders' Equity	$13,520	$220	$13,740
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,634	$836	$31,470

The following table summarizes the effects of adopting Topic 606 on the Company's condensed consolidated balance sheet accounts as of September 30, 2018 (in thousands):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
ASSETS
Accounts receivable, net	$5,217	$(114)	$5,103
Prepaid expenses and other current assets	$1,445	$(104)	$1,341
Total Current Assets	$11,131	$(218)	$10,913
Software development costs, net	$9,696	$(625)	$9,071
Deferred income taxes	$1,396	$(129)	$1,267
Other long-term assets	$590	$(59)	$531
TOTAL ASSETS	$32,024	$(1,031)	$30,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of deferred revenues	$2,712	$(667)	$2,045
Income tax payable	$878	$(294)	$584
Total Current Liabilities	$10,839	$(961)	$9,878
Deferred revenues, net of current portion	$879	$213	$1,092
Deferred income taxes	$756	$(1)	$755
Total Liabilities	$17,076	$(749)	$16,327

Retained earnings	$3,434	$(282)	$3,152
Total Stockholders’ Equity	$14,948	$(282)	$14,666
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,024	$(1,031)	$30,993

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of comprehensive income for the three months ended September 30, 2018 (in thousands, except per share value):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
Net revenues	$9,300	$(79)	$9,221
Cost of revenues	4,065	(8)	4,057
Gross Profit	5,235	(71)	5,164

Total Operating Expenses	3,630	-	3,630

Operating Income	1,605	(71)	1,534

Other Income (Expense)
Interest expense, net	(91)	(6)	(97)
Total other income (expense), net	(91)	(6)	(97)

Income before provision for income taxes	1,514	(77)	1,437

Provision for income taxes	303	(15)	288

Net Income	$1,211	$(62)	$1,149

Earnings per share attributed to common stockholders – basic	$0.10	$(0.01)	$0.09
Earnings per share attributed to common stockholders – diluted	$0.10	$(0.01)	$0.09

Net Income	$1,211	$(62)	$1,149
Foreign currency translation gain (loss)	(172)	-	(172)
Total Comprehensive Income	$1,039	$(62)	$977

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of cash flows for the three months ended September 30, 2018 (in thousands):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,211	$(62)	$1,149
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(46)	$6	$(40)
Changes in assets and liabilities:
Accounts receivable	$(198)	$50	$(148)
Prepaid expenses and other assets	$(91)	$28	$(63)
Income taxes payable	$(55)	$(22)	$(77)
Deferred revenues	$233	$(109)	$124
NET CASH PROVIDED BY OPERATING ACTIVITIES	$997	$(109)	$888

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	$(416)	$109	$(307)
NET CASH USED IN INVESTING ACTIVITIES	$(446)	$109	$(337)
Cash and cash equivalents at end of period	$4,205	$-	$4,205

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Accounting Standards Not Yet Adopted

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

NOTE 2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MAM Software Group, Inc. is a leading provider of integrated information management solutions and services and a leading provider of cloud-based software solutions for the automotive aftermarket sector. The Company conducts its businesses through its wholly-owned subsidiaries with operations in Europe and North America. MAM Software Ltd. (“MAM Ltd.”) is based in Tankersley, Barnsley, United Kingdom (“UK”), Origin Software Solutions, Ltd. (“Origin”) is based in the UK (MAM Ltd. and Origin are collectively referred to as “MAM UK”), and MAM Software, Inc. (“MAM NA”) is based in the US in Blue Bell, Pennsylvania.

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

September 30, 2018

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

No customer accounted for more than 10% of the Company’s accounts receivable at September 30, 2018 and June 30, 2018. No customer accounted for more than 10% of the Company’s revenues for the three months ended September 30, 2018 and 2017.

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

Geographic Concentrations

The Company conducts business in the US and Canada (US and Canada are collectively referred to as the "NA Market"), and the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”). For customers headquartered in those respective countries, the Company derived approximately 62% of its net revenues from the UK, 36% from the US, 1% from Ireland, and 1% from Canada during the three months ended September 30, 2018, compared to 61% of its net revenues from the UK, 37% from the US, 1% from Ireland and 1% from Canada during the three months ended September 30, 2017.

At September 30, 2018, the Company maintained 78% of its net property and equipment in the UK and the remaining 22% in the US. At June 30, 2018, the Company maintained 76% of its net property and equipment in the UK and the remaining 24% in the US.

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

September 30, 2018

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

The Company classified its contingent acquisition consideration liability in connection with the acquisition of Origin within the Level 3 category, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. At the time of the acquisition, the Company estimated the fair value of the contingent consideration liability, which consisted of net income based milestones, using assumptions including estimated revenues (based on internal budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates. Any change in these assumptions could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration was remeasured each reporting period. The contingent consideration liability totaled $0.4 million and $0.5 million as of September 30, 2018 and June 30, 2018, respectively.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation expense was $37,000 and $38,000 for the three months ended September 30, 2018 and 2017, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. Amortization of capitalized software development costs is included in the cost of revenues line on the consolidated statements of comprehensive income. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense on software development costs included in costs of revenues was $69,000 and $84,000 for the three months ended September 30, 2018 and 2017, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer contracts/relationships, automotive data services, and acquired intellectual property, and are recorded at cost. Completed software technology and customer contracts/relationships are amortized using the straight-line method over their estimated useful lives of 9 to 10 years, automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years and acquired intellectual property is amortized over the estimated useful life of 10 years. Amortization expense on amortizable intangible assets was $20,000 and $20,000 for the three months ended September 30, 2018 and 2017, respectively.

Goodwill

Goodwill is not amortized, but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of September 30, 2018, the Company does not believe there is an impairment of its goodwill. However, there can be no assurance that market conditions will not change and/or demand for the Company’s products and services will continue at a level consistent with past results, which could result in impairment of goodwill in the future.

For the three months ended September 30, 2018 and 2017, goodwill activity was as follows:

In thousands	For the Three Months Ended September 30,
	2018	2017
Beginning Balance	$8,280	$8,191
Effect of exchange rate changes	(79)	173
Ending Balance	$8,201	$8,364

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets can be recovered through projected undiscounted future cash flows over their remaining useful lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations during the period in which long-lived asset impairment is determined by management. At September 30, 2018, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of long-term debt. Debt issuance costs are amortized over the term of the financing instrument using the effective interest method. Debt issuance costs are presented in the condensed consolidated balance sheets as an offset to current and non-current portions of long-term debt.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

Revenue Recognition

MAM offers its software using the same underlying technology via two primary models: a traditional on-premises licensing model and a cloud-based subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software, and install and maintain the software on their own hardware. Under the cloud-based subscription delivery model, MAM provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

The Company generates revenue through sales of licenses and support and maintenance provided to its on-premises customers, and through subscriptions of its cloud-based software. MAM offers professional services to both its on-premises and cloud customers to assist them with the customization, implementation, and training.

The Company determines revenue recognition through the following steps:

 -     Identification of the contract, or contracts, with a customer;

 -     Identification of the performance obligations in the contract;

 -     Determination of the transaction price;

 -     Allocation of the transaction price to the performance obligations in the contract; and

 -     Recognition of revenue when, or as, we satisfy a performance obligation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract.

The Company’s contracts which contain multiple performance obligations generally consist of the initial purchase of subscription or licenses, a professional services engagement, and support and maintenance engagement.  License purchases generally have multiple performance obligations as customers also purchase support and maintenance in addition to the licenses.  The Company’s single performance obligation arrangements are typically support and maintenance renewals, subscription renewals, and professional services engagements.

For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (“SSP”) for any distinct good or service, the Company may be required to allocate the contract’s transaction price to each performance obligation using its best estimate for the SSP. SSP is assessed annually using a historical analysis of contracts with customers executed in the most recently completed fiscal year to determine the range of selling prices applicable to a distinct good or service.

Subscription

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the cloud environment is made available to the customer. The initial subscription period is typically 36 to 60 months. The Company generally invoices its customers in monthly installments and typical payment terms provide that customers make payment within 30 days of invoice.

Software Licenses

Transfer of control for software is considered to have occurred upon electronic delivery of the license key that provides immediate availability of the product to the customer. The Company’s typical payment terms tend to vary but its standard payment terms are within 30 days of invoice.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Support and Maintenance

Revenue from support services and product updates, referred to as support and maintenance revenue, is recognized ratably over the term of the contract period, which is typically 12 to 36 months. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as telephone access to technical support personnel. The Company’s customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

Professional Services

Revenue from professional services is typically comprised of implementation, development, training or other consulting services. Professional services are generally sold on an hourly/daily rate or fixed fee basis, and can include services ranging from software installation to data conversion, basic customizations, and building non-complex interfaces to allow the software to operate in integrated environments. The Company recognizes revenue for hourly arrangements as the services are performed.  In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, compared to total estimated hours to complete the services project. Management applies judgment when estimating project status and the time necessary to complete the services projects. A number of internal and external factors can affect these estimates, including changes to specifications, testing and training requirements. Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

Funded Software Arrangements

The Company may enter into funded software arrangements from time to time. Under such arrangements, revenue recognition will not commence until final delivery and/or acceptance of the product.  When a contract contains multiple performance obligations, if the performance obligations are distinct, revenue is recorded each obligation has been fulfilled.  If the performance obligations are not distinct, the Company will recognize the entire arrangement fee ratably commencing at the time of final delivery and/or acceptance through the end of the service period in the arrangement.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by geography and type of the revenue arrangement, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography and type is as follows (in thousands):

	For the Three Months Ended September 30,
Net Revenues	2018	2017
MAM UK:
Recurring	$5,192	$4,828
Non-recurring	755	513
Total MAM UK Revenues	5,947	5,341

MAM NA:
Recurring	2,479	2,257
Non-recurring	874	1,040
Total MAM NA Revenues	3,353	3,297

Total Net Revenues	$9,300	$8,638

Significant Judgments

More judgments and estimates are required under Topic 606 than were required under Topic 605. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a stand-alone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because the Company does not sell the license, product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. In making these judgments, the Company analyzes various factors, including its pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Revenue is recognized over time for the Company’s subscription, support and maintenance, and professional services that are separate performance obligations. For the Company’s professional services, revenue is recognized over time, generally using hours expended to measure progress. Judgment is required in estimating project status and the hours necessary to complete projects. A number of internal and external factors can affect these estimates, including changes to specifications, testing and training requirements.

If a group of agreements are entered at or near the same time and so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be combined as one arrangement for revenue recognition purposes. The Company exercises significant judgment to evaluate the relevant facts and circumstances in determining whether agreements should be accounted for separately or as a single arrangement. The Company’s judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheets. The Company records a contract asset when it has transferred goods or services but does not yet have the right to consideration, or deferred revenue when the Company has received or has the right to receive consideration but has not yet transferred goods or services to the customer.

The contract assets indicated below are presented as prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. These assets primarily relate to professional services and subscriptions, and consist of the Company’s rights to consideration for goods or services transferred but not billed as of September 30, 2018. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows (in thousands):

	As of
	September 30, 2018	July 1, 2018
Contract assets, short-term	$104	$94
Contract assets, long-term	181	154
Total contract assets	$285	$248

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $19.3 million as of September 30, 2018, of which the Company expects to recognize approximately $9.7 million of the revenue over the next 12 months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, MAM has determined that its contracts generally do not include a significant financing component, except for its rental contracts with a term greater than 12 months. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements. In instances of rental contacts, the Customer pays a monthly fee for the use of a software license and monthly support for a specific term.  For terms longer than 12 months, the Company determines the value of the software license using the residual approach and determines the present value of the software license payments to be made over the contract term, and records interest income for the financing component.

Deferred Revenue

MAM typically invoices its customers for subscription and support and maintenance fees on a monthly basis, with payment due 30 days from the date of the invoice. Unpaid invoice amounts for non-cancelable services starting in future periods are included in accounts receivable and deferred revenue. The portion of deferred revenue that MAM anticipates will be recognized after the succeeding twelve-month period is recorded as non-current deferred revenue, and the remaining portion is recorded as current deferred revenue.

Deferred revenues consisted of the following (in thousands):

	As of
	September 30, 2018	June 30, 2018
Deferred professional services	$1,570	$885
Deferred license	303	305
Deferred support	776	590
Deposits	879	1,146
Deferred other revenue	63	105
Total deferred revenues	3,591	3,031

Less deferred revenues, current	(2,712)	(1,885)
Deferred revenues, non-current	$879	$1,146

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

During the three months ended September 30, 2018, the Company recognized $0.1 million of revenue that was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under Topic 606 that impact timing of revenue recognition and the Company’s disclosures. Below is a list of practical expedients the Company applied in the adoption and application of Topic 606:

Application

●	The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.
●

The Company generally expenses sales commissions when incurred when the amortization period would have been one year or less. These costs are recorded within sales and marketing expense in the Condensed Consolidated Statement of Comprehensive Income.

●

The Company does not disclose the value of unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed (apply to time engagements).

Modified Retrospective Transition Adjustments

●

For contract modifications, the Company reflected the aggregate effect of all modifications that occurred prior to the adoption date when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to satisfied and unsatisfied performance obligations for the modified contract at transition.

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions which are amortized ratably over the term of economic benefit which the Company has determined to be the life of the contract for subscription customers. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to initial support and renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and other long-term assets, respectively, in the Company’s condensed consolidated balance sheets. The Company had $0.3 million of deferred commissions at both September 30, 2018 and June 30, 2018. For the three months ended September 30, 2018, $14,000 of amortization expense related to deferred commissions was recorded in sales and marketing expense in the Company’s condensed consolidated statement of comprehensive income.

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2018 and 2017, advertising expense totaled $24,000 and $38,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled $(0.2) million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively.

Foreign currency gains and losses from transactions denominated in currencies other than the respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended September 30, 2018 and 2017, the components of comprehensive income consist of foreign currency translation gains (losses).

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination on the basis of the technical merits. The Company records unrecognized tax benefits as liabilities in accordance with ASC 740 and adjusts these liabilities based on new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. As of September 30, 2018 and June 30, 2018, the Company accrued unrecognized tax benefits totaling $0.2 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the three months ended September 30, 2018 and 2017, there were 57,272 and 55,277 common share equivalents included in the computation of the DEPS, respectively. For the three months ended September 30, 2018 and 2017, 450,178 and 503,951 shares of common stock, respectively, vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested.

 The following is a reconciliation of the numerators and denominators of the BEPS and DEPS per share computation for the three months ended September 30, 2018 and 2017 (in thousands, except for per share amounts):

For the Three Months Ended September 30,	2018	2017
Numerator:
Net income	$1,211	$1,114
Denominator:
Basic weighted-average shares outstanding	12,145	11,816
Effect of dilutive securities	57	55
Diluted weighted-average shares outstanding	12,202	11,871
Basic earnings per common share	$0.10	$0.09
Diluted earnings per common share	$0.10	$0.09

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

The Company issues shares of common stock to the non-management members of the Board of Directors under the Company’s 2007 Long Term Incentive Plan (“2007 LTIP”) and 2017 Equity Incentive Plan (“2017 EIP”) with respect to quarterly compensation. The shares of common stock vest over a three-year period and are issued quarterly. The Company also gives the non-management members of the Board of Directors the option to receive shares of common stock in lieu of cash compensation.

On July 3, 2017, the Company approved the issuance of 34,592 shares of common stock to the non-management members of the Board of Directors under the Company’s 2017 EIP with respect to quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $220,000, based on the closing market price of the Company's common stock on the day of the grant.

On July 2, 2018, the Company approved the issuance of 25,524 shares of common stock to the non-management members of the Board of Directors under the Company’s 2017 EIP with respect to quarterly compensation. The shares vest over a three-year period and are issued quarterly. The shares were valued at approximately $220,000, based on the closing market price of the Company's common stock on the day of the grant.

During the three months ended September 30, 2018, the Company issued 7,649 shares of common stock for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and 2017 EIP in lieu of cash compensation.

Stock Repurchase Plan

The Company’s Board of Director’s authorized the repurchase of up to $2.0 million of its common stock effective September 19, 2018 (“Stock Repurchase Plan”). Stock repurchases may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. As of September 30, 2018, the Company repurchased 4,997 shares of common stock under the Stock Repurchase Plan for a total cost of approximately $39,000.

Treasury Stock

Treasury stock increased by 4,997 shares during the three months ended September 30, 2018, as a result of the purchases made under the Stock Repurchase Plan. No treasury stock was retired during the three months ended September 30, 2018 and 2017.

Stock-Based Compensation

Stock-based compensation expense for restricted stock and stock issuances of $0.2 million and $0.1 million were recorded for the three months ended September 30, 2018 and 2017, respectively, and were recorded primarily in general and administrative expenses in the statements of comprehensive income.

A summary of the Company’s common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
	Number of	Weighted-	Average
	Shares	Average	Remaining
	(in	Exercise	Contractual
	thousands)	Price	Life (in years)
Options outstanding - July 1, 2018	68	$1.30
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding – September 30, 2018	68	$1.30	2.8
Options exercisable – September 30, 2018	68	$1.30	2.8
Options exercisable and vested – September 30, 2018	68	$1.30	2.8

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

During the fiscal year ended June 30, 2018, the Company granted a total of 240,000 restricted shares of common stock to employees under the 2017 EIP, valued at $1.5 million. The restricted stock becomes vested when the Company's volume weighted average price (“VWAP”) per share is at or above certain levels.

A summary of the Company’s restricted common stock activity is presented below (shares in thousands):

Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
Restricted stock outstanding - July 1, 2018	450	$4.25
Issuance of restricted stock	-	-
Vesting	-	-
Forfeitures	-	-
Restricted stock outstanding – September 30, 2018	450	$4.25

A summary of the vesting levels of the Company’s restricted common stock is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30-day VWAP per share vesting level (1):
$9.00 per share	130	$3.22
$10.00 per share	120	$4.68
$11.00 per share	120	$4.68
$12.00 per share	80	$4.68

(1) The restricted stock becomes vested when the Company’s 30-day VWAP per share is at or above these levels.

Employee Stock Purchase Plan

The Company has established Employee Stock Purchase Plans (“ESPP Plans”). Under the ESPP Plans, the Company will grant eligible employees the right to purchase common stock through payroll deductions. US employees purchase stock at a price equal to the lesser of 85% of the fair market value of a share of the Company’s common stock on the Exercise Date (as defined under the ESPP Plans) of the current Offering Period (as defined under the ESPP Plans) or 85% of the fair market value of the Company's common stock on the Grant Date (as defined under the ESPP Plans) of the Offering Period. UK employees purchase at a price equal to the lesser of 100% of the fair market value of a share of the Company’s common stock on the Exercise Date of the current Offering Period or 100% of the fair market value of the Company's common stock on the Grant Date of the Offering Period, but receive a 15% matching contribution from the Company.

During the three months ended September 30, 2018 and 2017, the Company issued 5,829 and 6,958 shares of common stock, respectively, to employees, including executive officers, under the ESPP Plans in lieu of compensation.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 5. LONG-TERM DEBT

Debt obligations consisted of the following at September 30, 2018 and June 30, 2018:

	As of
(in thousands)	September 30, 2018	June 30, 2018
Debt obligations:
Revolving loan facility	$-	$-
Term loan	6,123	6,441
Equipment financing	7	7
Less: unamortized debt issuance costs	(47)	(56)
Total	6,083	6,392
Less current portion	(2,022)	(1,811)
Long-term debt	$4,061	$4,581

On March 2, 2017, the Company entered into a credit facility (“Credit Facility”) with Univest Bank and Trust Co. (“Univest”). In connection with the Credit Facility, the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the "Credit Agreements"). The Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver. The Company used the initial proceeds of the Credit Facility to repay all of its obligations under its prior credit facility. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBO Rate (as defined in the Credit Agreements) or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants. The term note requires monthly payments of $133,333 through December 1, 2017, $158,333 through December 1, 2018, and $175,000 thereafter through maturity. The maturity date under the Credit Agreements is August 1, 2021.

As of September 30, 2018, the Company did not have any borrowings under its revolving credit note. Under the terms of the Credit Agreements, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. The Company’s obligations under the Credit Agreements are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary, MAM Software Inc. Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary. As of September 30, 2018, the Company was in compliance with its loan covenants.

NOTE 6. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering US corporate income tax rates and the imposition of a territorial tax system with a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a lower US statutory federal rate, from the previous rate of 34%, to a blended rate of approximately 28% for the Company's fiscal year ended June 30, 2018 and 21% for subsequent fiscal years. For the year ended June 30, 2018, the Company was required to revalue its US federal deferred tax assets and liabilities at the new federal corporate income tax rate in the period of enactment; accordingly, the Company recorded additional income tax expense of $0.6 million, which consisted of $0.8 million related to the write-down of the Company's net US federal deferred tax assets to the lower statutory tax rate and $0.2 million for the one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The changes included in the Tax Act are broad and complex. The final impact of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

	For the Three Months Ended September 30,
	2018	2017
Provision for income taxes	$303	$309
Effective tax rate	20%	22%

For the three months ended September 30 2018, the Company’s effective tax rate differed from the federal statutory rate due to profits from the UK that are subject to a lower statutory rate, and the utilization of research and development credits in the UK, offset by US state taxes.

For the three months ended September 30, 2017, the Company’s effective tax rate differed from the federal statutory rate primarily due to profits from the UK that are subject to a lower statutory rate, the utilization of research and development credits in the UK, the utilization of prior net operating losses against income generated in the US, and the partial release of valuation allowance in the US.

NOTE 7. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2018 through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, there are no events that are required to be disclosed herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our consolidated financial statements for the fiscal year ended June 30, 2018, and the notes thereto, along with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed separately with the United States Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q, including those set forth under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

MAM Software Group, Inc. (“MAM,” “the Company,” “we,” “our,” or “us”) is a leading provider of cloud-based business and on premise management solutions for the auto parts, tires and vertical distribution industries. We have a broad line of software solutions and services to address the information technology (“IT”) needs of virtually every significant sector of the automotive aftermarket in the United Kingdom (“UK”) and Ireland (collectively referred to as the “UK Market”) and in the United States of America (“US”) and Canada (collectively referred to as the “NA Market”), and are seeking to leverage this position into new geographic territories and industry verticals.

Our revenues and income are derived primarily from the sale of business management software, data, ecommerce solutions, and services and support. For MAM UK, we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the three months ended September 30, 2018, we generated revenues of $9.3 million and had net income of $1.2 million; 64% of these revenues came from the UK Market.

We are headquartered in Blue Bell, Pennsylvania and maintain additional offices for our NA Market operations in Allentown, Pennsylvania, and for our UK Market operations, in Tankersley, Northampton, Wareham and Bristol, UK. The software that we sell is Microsoft Windows™ based technology. The three primary market segments that we service in the NA Market cover all of the components of the automotive aftermarket supply chain. The first market segment is “warehouse distribution.” In this market we sell our Autopart product to new prospects. Autopart enables large warehouses with hundreds of thousands of stock keeping units (“SKU”) to locate, manage, pack and deliver the parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber” or parts store. In this market segment we also sell our Autopart product, which manages a jobber’s business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that the jobber’s client needs, either via the Internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the tire and auto service businesses which repair and maintain automobiles. The tire and auto service businesses need systems that enable them to efficiently and simply manage essential business processes, whether as a single entity or multi-location operation. In this segment we sell our Autowork Online and VAST products. Our Autocat solution is an Internet based parts identification tool and when used in conjunction with “OpenWebs™”, an electronic trading solution, it allows the three market segments mentioned above to connect to each other to allow electronic ordering to take place in real time both up and down the supply chain. The UK Market differs from that of the NA Market in that it does not have the same number of large warehouse distribution centers. In the UK Market, we sell the Autopart product to the jobber market and we sell Autowork Online to the auto service market. In the UK, we also sell our Autocat solution in conjunction with Autonet which is the UK equivalent of OpenWebs.

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

Autowork Online was launched in 2010, and as of September 30, 2018, we had 2,995 customers subscribing to this service. A white label version of this product, which is our product rebranded by a different company, is being sold into the NA Market by ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA Market. As of September 30, 2018, we had 483 customers subscribing to this service.

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

The fourth area of focus is to sustain levels of growth in MAM UK by concentrating on vertical markets, which shares common issues with automotive market. We have developed a reputation of providing high levels of service and knowledge within the automotive market, and we are now working on replicating this reputation in these additional vertical markets.

The fifth area of focus is the continued investment in research and development that allows us to deliver innovative new solutions and modules in the prior areas of focus. During the during the quarter ended September 30, 2018, we invested in the development of VAST Online for the NA Market and introduced a number of enhancements to our existing products which created additional value for existing and prospective customers.

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

Given the current opportunities in the automotive market, and the resources required to ensure the successful development and launch of several major projects, exploring additional vertical markets was a lower strategic priority during the year ended June 30, 2018. We will continue to monitor the market and generate a reasonable amount of new interest in this area. During the year ending June 30, 2019, we expect this area of our business to be a greater part of our strategic discussions; however, at this time, we remain focused on executing on our present and near-term project commitments.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 64% and 62% for the three months ended September 30, 2018 and 2017, respectively. As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted. Changes in the currency values occur regularly and, in some instances, may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate. The exchange rate for MAM UK’s operating results was US $1.30282 per GBP for the three months ended September 30, 2018, as compared to US $1.30865 per GBP for the three months ended September 30, 2017.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates. The exchange rate used for translating assets and liabilities of MAM UK was US $1.30250 per GBP at September 30, 2018, as compared to US $1.32029 per GBP at June 30, 2018.

Currency translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(3.4) million and $(3.2) million as of September 30, 2018 and June 30, 2018, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts. The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life. However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted. As of September 30, 2018, deferred revenue was $3.6 million.

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

Our net revenues for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
Net Revenues	2018	2017	$ Variance	% Variance
MAM UK:
Recurring	$5,192	$4,828	$364	8%
Non-recurring	755	513	242	47%
Total MAM UK Revenues	5,947	5,341	606	11%

MAM NA:
Recurring	2,479	2,257	222	10%
Non-recurring	874	1,040	(166)	(16)%
Total MAM NA Revenues	3,353	$3,297	56	2%

Total Net Revenues	$9,300	$8,638	$662	8%

For the three months ended September 30, 2018, compared to the same period in the prior year, our MAM UK operations experienced an increase in its recurring revenues as customers continued to transition to the SaaS model and growth in DaaS services. For the three months ended September 30, 2018, compared to the same period in the prior year, MAM UK operations experienced an increase in non-recurring revenue due to higher system sales and professional services. For the three months ended September 30, 2018, compared to the same period in the prior year, our MAM NA operations recurring revenues increased primarily as a result of overall growth in the market for SaaS and DaaS services. Non-recurring sales for our MAM NA operations decreased for the three months ended September 30, 2018 due to lower perpetual license sales due to timing, as well as customers transitioning to the SaaS model in the current year, partially offset by increases in our professional services in the current year.

Cost of Revenues.

Our cost of revenues for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2018	2017	$ Variance	% Variance
Cost of Revenues:
MAM UK	$2,464	$2,370	$94	4%
MAM NA	1,601	1,437	164	11%
Total Cost of Revenues	$4,065	$3,807	$258	7%

For the three months ended September 30, 2018 compared to the same period in the prior year, increases in costs of revenues were primarily due to higher hosted infrastructure costs to support SaaS growth, and an increase in support and professional services headcount to support growth. Included in the cost of revenues is $0.1 million of software development amortization for the three months ended September 30, 2018 and 2017.

 Operating Expenses.

Our operating expenses for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, were as follows:

	For the Three Months Ended September 30,
	2018	2017	Variance $	Variance %
Research and development	$1,215	$1,003	$212	21%
Sales and marketing	773	753	20	3%
General and administrative	1,585	1,490	95	6%
Depreciation and amortization	57	58	(1)	(2)%
Total Operating Expenses	$3,630	$3,304	$326	10%

Research and Development Expenses. For the three months ended September 30, 2018, compared to the same period in the prior year, research and development (“R&D”) expenses increased due to additional resources focused on new initiatives for the Company and lower capitalized costs. R&D expenses for the three months ended September 30, 2018 and 2017 excluded $0.4 million and $0.6 million, respectively, of capitalized costs. Decreases in capitalized costs are associated with certain capitalizable projects being completed.

Sales and Marketing Expenses.  For the three months ended September 30, 2018, compared to the same period in the prior year, sales and marketing expenses remained relatively flat.

General and Administrative Expenses.  For the three months ended September 30, 2018, compared to the same period in the prior year, general and administrative expenses increased slightly due to timing of fees for professional services.

Depreciation and Amortization Expenses.  For the three months ended September 30, 2018, compared to the same period in the prior year, depreciation and amortization expenses remained relatively consistent.

Other Income (Expense). For the three months ended September 30, 2018, compared to the same period in the prior year, interest expense decreased due to the reduction in the outstanding debt balance and lower interest rates under the credit facility.

Income Taxes. Income tax expense was $0.3 million for the three months ended September 30, 2018 and 2017. The effective tax rate was 20% for the three months ended September 30, 2018, as compared to 22% for the three months ended September 30, 2017. The decrease in the effective tax rate was primarily due to the lower US federal statutory rate effective January 1, 2018 as per the Tax Cuts and Jobs Act (see Note 6), partially offset by lower R&D tax credits.

Liquidity and Capital Resources

	For the Three Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$997	$2,240
Net cash used in investing activities	(446)	(672)
Net cash used in financing activities	(451)	(400)
Effect of exchange rate changes	(66)	10
Net change in cash and cash equivalents	34	1,178
Cash and cash equivalents at beginning of period	4,171	1,260
Cash and cash equivalents at end of period	$4,205	$2,438

For the three months ended September 30, 2018

Net cash provided by operating activities was primarily due to net income of $1.2 million and non-cash adjustments of $0.3 million, partially offset by negative working capital changes of $0.5 million.

The negative changes in working capital were primarily due to increases in accounts receivables primarily due to timing of payments, a decrease in accrued expenses primarily due to the payment of certain payments including annual bonuses, and the timing of income tax payments.

Net cash used in investing activities was primarily due to capitalized software development costs of $0.4 million.

Net cash used in financing activities primarily relates to the repayment of borrowings under the Credit Facility (defined below) of $0.3 million.

For the three months ended September 30, 2017

Net cash provided by operating activities was primarily due to net income of $1.1 million, non-cash adjustments of $0.4 million, and positive working capital changes of $0.7 million.

The positive changes in working capital were due to a decrease in accounts receivable due to increased collections and timing of payments, and a decrease in income tax receivable for receipt of payment for tax credits related to our MAM UK operations and increase in income taxes payable due to the quarterly provision. These increases to working capital were partially offset by a decrease in accounts payable due to the timing of payments.

Net cash used in investing activities was primarily due to capitalized software development costs of $0.6 million.

Net cash used in financing activities relates primarily to the repayment of borrowings under the Credit Facility (defined below) of $0.4 million.

Fiscal Year 2019 Liquidity and Capital Resource Outlook

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

We expect to see continued revenue growth from both our MAM NA and MAM UK operations during fiscal year 2019. We also expect to see continuing improvement in profitability due to the increase in revenue, partially offset by our continued investment in growth initiatives, including R&D.

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

On March 2, 2017, we entered into a credit facility (“Credit Facility”) with Univest Bank and Trust Co. (“Univest”). In connection with the Credit Facility, the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the "Credit Agreements"). The Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver. We used the initial proceeds of the Credit Facility to repay all of our obligations under our prior credit facility. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBO Rate (as defined in the Credit Agreements) or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants. The maturity date under the Credit Agreements is August 1, 2021. Under the terms of the Credit Facility, we are required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. Our obligations under the Credit Facility are secured by all of our US assets and are guaranteed by our US wholly-owned subsidiary, MAM Software Inc. Additionally, we pledged 65% of the stock of MAM Software Limited, our UK subsidiary.

We believe that our existing cash and cash equivalents balance, along with the cash expected to be generated from operations, and the borrowings available under our revolving credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of net sales, the timing and extent of expenditures to support our development activities and the continued market acceptance of our products.

Working Capital

Working capital was $0.3 million at September 30, 2018, as compared to $0.7 million at June 30, 2018. Working capital included the current portion of long-term debt of $2.0 million at September 30, 2018 as compared to $1.8 million at June 30, 2018.

Capital Expenditures

Capital expenditures for the three months ended September 30, 2018 and 2017 were $0.4 million and $0.7 million, respectively. The capital expenditures included capitalized software development costs of $0.4 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, which were primarily related to the development of VAST Online for the NA Market.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Accounting policies currently deemed critical are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the first three months of 2019, except as noted below.

Revenue Recognition

MAM offers its software using the same underlying technology via two primary models: a traditional on-premises licensing model and a cloud-based subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software, and install and maintain the software on their own hardware. Under the cloud-based subscription delivery model, MAM provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

The Company generates revenue through sales of licenses and support and maintenance provided to its on-premises customers, and through subscriptions of its cloud-based software. MAM offers professional services to both its on-premises and cloud customers to assist them with the customization, implementation, and training.

The Company determines revenue recognition through the following steps:

 -     Identification of the contract, or contracts, with a customer;

 -     Identification of the performance obligations in the contract;

 -     Determination of the transaction price;

 -     Allocation of the transaction price to the performance obligations in the contract; and

 -     Recognition of revenue when, or as, we satisfy a performance obligation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies and tracks the performance obligations at contract inception so that the Company can monitor and account for the performance obligations over the life of the contract.

The Company’s contracts which contain multiple performance obligations generally consist of the initial purchase of subscription or licenses, a professional services engagement, and support and maintenance engagement.  License purchases generally have multiple performance obligations as customers also purchase support and maintenance in addition to the licenses.  The Company’s single performance obligation arrangements are typically support and maintenance renewals, subscription renewals, and professional services engagements.

For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (“SSP”) for any distinct good or service, the Company may be required to allocate the contract’s transaction price to each performance obligation using its best estimate for the SSP. SSP is assessed annually using a historical analysis of contracts with customers executed in the most recently completed fiscal year to determine the range of selling prices applicable to a distinct good or service.

Subscription

Subscription revenue is recognized ratably over the initial subscription period committed to by the customer commencing when the cloud environment is made available to the customer. The initial subscription period is typically 36 to 60 months. The Company generally invoices its customers in monthly installments and typical payment terms provide that customers make payment within 30 days of invoice.

Software Licenses

Transfer of control for software is considered to have occurred upon electronic delivery of the license key that provides immediate availability of the product to the customer. The Company’s typical payment terms tend to vary but its standard payment terms are within 30 days of invoice.

Support and Maintenance

Revenue from support services and product updates, referred to as support and maintenance revenue, is recognized ratably over the term of the contract period, which is typically 12 to 36 months. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Product support includes Internet access to technical content, as well as telephone access to technical support personnel. The Company’s customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

Professional Services

Revenue from professional services is typically comprised of implementation, development, training or other consulting services. Professional services are generally sold on an hourly/daily rate or fixed fee basis, and can include services ranging from software installation to data conversion, basic customizations, and building non-complex interfaces to allow the software to operate in integrated environments. The Company recognizes revenue for hourly arrangements as the services are performed.  In fixed fee arrangements, revenue is recognized as services are performed as measured by hours incurred to date, compared to total estimated hours to complete the services project. Management applies judgment when estimating project status and the time necessary to complete the services projects. A number of internal and external factors can affect these estimates, including changes to specifications, testing and training requirements. Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

Funded Software Arrangements

The Company may enter into funded software arrangements from time to time. Under such arrangements, revenue recognition will not commence until final delivery and/or acceptance of the product.  When a contract contains multiple performance obligations, if the performance obligations are distinct, revenue is recorded each obligation has been fulfilled.  If the performance obligations are not distinct, the Company will recognize the entire arrangement fee ratably commencing at the time of final delivery and/or acceptance through the end of the service period in the arrangement.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by geography and type of the revenue arrangement, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography and type is as follows (in thousands):

	For the Three Months Ended September 30,
Net Revenues	2018	2017
MAM UK:
Recurring	$5,192	$4,828
Non-recurring	755	513
Total MAM UK Revenues	5,947	5,341

MAM NA:
Recurring	2,479	2,257
Non-recurring	874	1,040
Total MAM NA Revenues	3,353	3,297

Total Net Revenues	$9,300	$8,638

Significant Judgments

More judgments and estimates are required under Topic 606 than were required under Topic 605. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a stand-alone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because the Company does not sell the license, product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. In making these judgments, the Company analyzes various factors, including its pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers

Revenue is recognized over time for the Company’s subscription, support and maintenance, and professional services that are separate performance obligations. For the Company’s professional services, revenue is recognized over time, generally using hours expended to measure progress. Judgment is required in estimating project status and the hours necessary to complete projects. A number of internal and external factors can affect these estimates, including changes to specifications, testing and training requirements.

If a group of agreements are entered at or near the same time and so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be combined as one arrangement for revenue recognition purposes. The Company exercises significant judgment to evaluate the relevant facts and circumstances in determining whether agreements should be accounted for separately or as a single arrangement. The Company’s judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

Item 1A. Risk Factors

There have been no changes that constitute a material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2018 filed with the SEC on September 14, 2018.

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

MAM Software Group, Inc.

Date: November 13, 2018	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

14