Form 10-Q
period 2018-12-31
MAM SOFTWARE GROUP, INC.
filed 2019-02-11
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The registrant had 12,604,670 shares of its common stock outstanding as of February 6, 2019.

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

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	June 30,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,908	$4,171
Accounts receivable, net of allowance of $243 and $224, respectively	4,786	5,010
Inventories	173	170
Prepaid expenses and other current assets	1,295	1,270
Total Current Assets	10,162	10,621

Property and Equipment, Net	445	480

Other Assets
Goodwill	8,072	8,280
Intangible assets, net	508	568
Software development costs, net	9,685	8,889
Deferred income taxes	1,413	1,251
Other long-term assets	491	545
TOTAL ASSETS	$30,776	$30,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,163	$1,318
Accrued expenses and other liabilities	1,097	1,201
Accrued payroll and related expenses	1,244	2,146
Current portion of long-term debt	2,025	1,811
Current portion of deferred revenues	2,210	1,885
Sales tax payable	857	910
Income tax payable	721	669
Total Current Liabilities	9,317	9,940

Long-Term Liabilities
Deferred revenues, net of current portion	1,386	1,146
Deferred income taxes	730	789
Income tax payable, net of current portion	232	232
Long-term debt, net of current portion	3,590	4,581
Other long-term liabilities	305	426
Total Liabilities	15,560	17,114
Commitments and Contingencies
Stockholders’ Equity
Preferred stock: Par value $0.0001 per share; 2,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000 shares authorized, 12,633 shares issued and 12,588 shares outstanding at December 31, 2018 and 12,593 shares issued and 12,588 shares outstanding at June 30, 2018	1	1
Additional paid-in capital	15,123	14,768
Accumulated other comprehensive loss	(3,723)	(3,236)
Retained earnings	4,138	2,003
Treasury stock at cost, 45 and 5 shares at December 31, 2018 and June 30, 2018, respectively	(323)	(16)
Total Stockholders’ Equity	15,216	13,520
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,776	$30,634

 The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
Net revenues	$8,956	$8,500	$18,256	$17,138
Cost of revenues	4,066	3,999	8,131	7,806
Gross Profit	4,890	4,501	10,125	9,332

Operating Expenses
Research and development	1,431	1,192	2,646	2,195
Sales and marketing	1,000	986	1,773	1,739
General and administrative	1,499	1,442	3,084	2,932
Depreciation and amortization	54	58	111	116
Total Operating Expenses	3,984	3,678	7,614	6,982

Operating Income	906	823	2,511	2,350

Other Income (Expense)
Interest expense, net	(92)	(109)	(183)	(213)
Total other expense, net	(92)	(109)	(183)	(213)

Income before provision for income taxes	814	714	2,328	2,137

Provision for income taxes	110	793	413	1,102

Net Income (Loss)	$704	$(79)	$1,915	$1,035

Earnings (loss) per share attributed to common stockholders – basic	$0.06	$(0.01)	$0.16	$0.09
Earnings (loss) per share attributed to common stockholders – diluted	$0.06	$(0.01)	$0.16	$0.09

Weighted average common shares outstanding – basic	12,156	11,825	12,150	11,820
Weighted average common shares outstanding – diluted	12,199	11,825	12,207	12,151

Net Income (Loss)	$704	$(79)	$1,915	$1,035
Foreign currency translation gain (loss)	(315)	95	(487)	360
Total Comprehensive Income	$389	$16	$1,428	$1,395

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,915	$1,035
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	76	5
Depreciation and amortization	248	283
Amortization of debt issuance costs	17	22
Deferred income taxes	(65)	744
Stock-based compensation expense	364	231

Changes in assets and liabilities:
Accounts receivable	110	392
Prepaid expenses and other assets	133	140
Income tax receivable	-	170
Accounts payable	(132)	(395)
Accrued expenses and other liabilities	(967)	(297)
Income tax payable	(203)	358
Deferred revenues	267	422
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,763	3,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50)	(60)
Capitalized software development costs	(567)	(864)
NET CASH USED IN INVESTING ACTIVITIES	(617)	(924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(794)	(667)
Repayment of contingent consideration	(86)	-
Repurchase of common stock for treasury	(307)	-
Common stock surrendered to pay for tax withholding	(27)	-
NET CASH USED IN FINANCING ACTIVITIES	(1,214)	(667)

Effect of exchange rate changes	(195)	31
Net change in cash and cash equivalents	(263)	1,550
Cash and cash equivalents at beginning of period	4,171	1,260
Cash and cash equivalents at end of period	$3,908	$2,810

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Six Months Ended December 31,
	2018	2017
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued liabilities	$49	$48

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Operating results for the six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, which was filed with the SEC on September 14, 2018.

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

December 31, 2018

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

The following table summarizes the effects of adopting Topic 606 on the Company's condensed consolidated balance sheet accounts as of December 31, 2018 (in thousands):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
ASSETS
Accounts receivable, net	$4,786	$(82)	$4,704
Prepaid expenses and other current assets	$1,295	$(111)	$1,184
Total Current Assets	$10,162	$(193)	$9,969
Software development costs, net	$9,685	$(718)	$8,967
Deferred income taxes	$1,413	$(134)	$1,279
Other long-term assets	$491	$(43)	$448
TOTAL ASSETS	$30,776	$(1,088)	$29,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of deferred revenues	$2,210	$(146)	$2,064
Income tax payable	$721	$(303)	$418
Total Current Liabilities	$9,317	$(449)	$8,868
Deferred revenues, net of current portion	$1,386	$(377)	$1,009
Deferred income taxes	$730	$(1)	$729
Total Liabilities	$15,560	$(827)	$14,733

Retained earnings	$4,138	$(261)	$3,877
Total Stockholders’ Equity	$15,216	$(261)	$14,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,776	$(1,088)	$29,688

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of comprehensive income for the three months ended December 31, 2018 (in thousands, except per share value):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
Net revenues	$8,956	$20	$8,976
Cost of revenues	4,066	4	4,070
Gross Profit	4,890	16	4,906

Total Operating Expenses	3,984	-	3,984

Operating Income	906	16	922

Other Income (Expense)
Interest expense, net	(92)	(1)	(93)
Total other expense, net	(92)	(1)	(93)

Income before provision for income taxes	814	15	829

Provision for income taxes	110	(6)	104

Net Income	$704	$21	$725

Earnings per share attributed to common stockholders – basic	$0.06	$-	$0.06
Earnings per share attributed to common stockholders – diluted	$0.06	$-	$0.06

Net Income	$704	$21	$725
Foreign currency translation gain (loss)	(315)	-	(315)
Total Comprehensive Income	$389	$21	$410

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of comprehensive income for the six months ended December 31, 2018 (in thousands, except per share value):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
Net revenues	$18,256	$(59)	$18,197
Cost of revenues	8,131	(4)	8,127
Gross Profit	10,125	(55)	10,070

Total Operating Expenses	7,614	-	7,614

Operating Income	2,511	(55)	2,456

Other Income (Expense)
Interest expense, net	(183)	(7)	(190)
Total other expense, net	(183)	(7)	(190)
Income before provision for income taxes	2,328	(62)	2,266

Provision for income taxes	413	(21)	392

Net Income	$1,915	$(41)	$1,874

Earnings per share attributed to common stockholders – basic	$0.16	$(0.01)	$0.15
Earnings per share attributed to common stockholders – diluted	$0.16	$(0.01)	$0.15

Net Income	$1,915	$(41)	$1,874
Foreign currency translation gain (loss)	(487)	-	(487)
Total Comprehensive Income	$1,428	$(41)	$1,387

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of cash flows for the six months ended December 31, 2018 (in thousands):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,915	$(41)	$1,874
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(65)	$(24)	$(89)
Changes in assets and liabilities:
Accounts receivable	$110	$18	$128
Prepaid expenses and other assets	$133	$20	$153
Income tax payable	$(203)	$2	$(201)
Deferred revenues	$267	$(177)	$90
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,763	$(202)	$1,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	$(567)	$202	$(365)
NET CASH USED IN INVESTING ACTIVITIES	$(617)	$202	$(415)
Cash and cash equivalents at end of period	$3,908	$-	$3,908

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

In February 2016, the FASB issued ASU 2016-02, Leases. The update requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and will be effective for the Company in its first quarter of fiscal 2020. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of ASU 2016-02.

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

December 31, 2018

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

No customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2018 and June 30, 2018. No customer accounted for more than 10% of the Company’s revenues for the three and six months ended December 31, 2018 and 2017.

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

Geographic Concentrations

The Company conducts business in the US and Canada (US and Canada are collectively referred to as the "NA Market"), and the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”). For customers headquartered in those respective countries, the Company derived approximately 66% of its net revenues from the UK, 32% from the US, 1% from Ireland, and 1% from Canada during the three months ended December 31, 2018, compared to 65% of its net revenues from the UK, 33% from the US, 1% from Ireland and 1% from Canada during the three months ended December 31, 2017.

The Company derived approximately 64% of its net revenues from the UK, 34% from the US, 1% from Ireland, and 1% from Canada during the six months ended December 31, 2018, compared to 63% of its net revenues from the UK, 35% from the US, 1% from Ireland and 1% from Canada during the six months ended December 31, 2017.

At December 31, 2018, the Company maintained 78% of its net property and equipment in the UK and the remaining 22% in the US. At June 30, 2018, the Company maintained 76% of its net property and equipment in the UK and the remaining 24% in the US.

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

December 31, 2018

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

Determining into which category within the hierarchy an asset or liability belong may require significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company believes that the carrying values of all financial instruments, except long-term debt, approximate their fair values due to their nature and respective durations. The carrying value of long-term debt approximates fair value based on borrowing rates currently available to the Company.

The Company classified its contingent acquisition consideration liability in connection with the acquisition of Origin within the Level 3 category, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. At the time of the acquisition, the Company estimated the fair value of the contingent consideration liability, which consisted of net income based milestones, using assumptions including estimated revenues (based on internal budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates. Any change in these assumptions could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration is remeasured each reporting period. The contingent consideration liability totaled $0.4 million and $0.5 million as of December 31, 2018 and June 30, 2018, respectively.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation expense was $34,000 and $37,000 for the three months ended December 31, 2018 and 2017, respectively, and was $71,000 and $75,000 for the six months ended December 31, 2018 and 2017, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated net realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. Amortization of capitalized software development costs is included in the cost of revenues line on the consolidated statements of comprehensive income. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense on software development costs included in costs of revenues was $68,000 and $83,000 for the three months ended December 31, 2018 and 2017, respectively, and was $137,000 and $167,000 for the six months ended December 31, 2018 and 2017, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer contracts/relationships, automotive data services, and acquired intellectual property, and are recorded at cost. Completed software technology and customer contracts/relationships are amortized using the straight-line method over their estimated useful lives of 9 to 10 years, automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years and acquired intellectual property is amortized over the estimated useful life of 10 years. Amortization expense on amortizable intangible assets was $20,000 and $21,000 for the three months ended December 31, 2018 and 2017, respectively, and was $40,000 and $41,000 for the six months ended December 31, 2018 and 2017, respectively.

Goodwill

Goodwill is not amortized, but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of December 31, 2018, the Company does not believe there is an impairment of its goodwill. However, there can be no assurance that market conditions will not change and/or demand for the Company’s products and services will continue at a level consistent with past results, which could result in impairment of goodwill in the future.

For the six months ended December 31, 2018 and 2017, goodwill activity was as follows:

In thousands	For the Six Months Ended December 31,
	2018	2017
Beginning Balance	$8,280	$8,191
Effect of exchange rate changes	(208)	216
Ending Balance	$8,072	$8,407

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets can be recovered through projected undiscounted future cash flows over their remaining useful lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations during the period in which long-lived asset impairment is determined by management. At December 31, 2018, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The Company records the amount of revenue and related costs by considering whether the entity is a principal (gross presentation) or an agent (net presentation) by evaluating the nature of its promise to the customer. Revenue is presented net of sales, value-added and other taxes collected from customers and remitted to government authorities.

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

December 31, 2018

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

Funded Software Arrangements

The Company may enter into funded software arrangements from time to time. Under such arrangements, revenue recognition will not commence until final delivery and/or acceptance of the product.  When a contract contains multiple performance obligations, if the performance obligations are distinct, revenue is recorded as each obligation has been fulfilled.  If the performance obligations are not distinct, the Company will recognize the entire arrangement fee ratably commencing at the time of final delivery and/or acceptance through the end of the service period in the arrangement.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by geography and type of the revenue arrangement, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography and type is as follows (in thousands):

	For the Three Months Ended December 31,
Net Revenues	2018	2017
MAM UK:
Recurring	$5,118	$4,964
Non-recurring	862	720
Total MAM UK Revenues	5,980	5,684

MAM NA:
Recurring	2,498	2,293
Non-recurring	478	523
Total MAM NA Revenues	2,976	2,816

Total Net Revenues	$8,956	$8,500

	For the Six Months Ended December 31,
Net Revenues	2018	2017
MAM UK:
Recurring	$10,310	$9,792
Non-recurring	1,617	1,233
Total MAM UK Revenues	11,927	11,025

MAM NA:
Recurring	4,977	4,550
Non-recurring	1,352	1,563
Total MAM NA Revenues	6,329	6,113

Total Net Revenues	$18,256	$17,138

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

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

The contract assets indicated below are presented as prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. These assets primarily relate to professional services and subscriptions, and consist of the Company’s rights to consideration for goods or services transferred but not billed as of December 31, 2018. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows (in thousands):

	As of
	December 31, 2018	July 1, 2018
Contract assets, short-term	$104	$94
Contract assets, long-term	173	154
Total contract assets	$277	$248

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $22.9 million as of December 31, 2018, of which the Company expects to recognize approximately $11.4 million of the revenue over the next 12 months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, MAM has determined that its contracts generally do not include a significant financing component, except for its rental contracts with a term greater than 12 months. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements. In instances of rental contracts, the Customer pays a monthly fee for the use of a software license and monthly support for a specific term.  For terms longer than 12 months, the Company determines the value of the software license using the residual approach and determines the present value of the software license payments to be made over the contract term, and records interest income for the financing component.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

Deferred revenues consisted of the following (in thousands):

	As of
	December 31, 2018	June 30, 2018
Deferred professional services	$1,120	$885
Deferred license	304	305
Deferred support	748	590
Deposits	1,386	1,146
Deferred other revenue	38	105
Total deferred revenues	3,596	3,031

Less deferred revenues, current	(2,210)	(1,885)
Deferred revenues, non-current	$1,386	$1,146

During the six months ended December 31, 2018, the Company recognized $0.1 million of revenue that was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

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
●

The Company generally expenses sales commissions when incurred when the amortization period would have been one year or less. These costs are recorded within sales and marketing expense in the Condensed Consolidated Statements of Comprehensive Income.

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

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions which are amortized ratably over the term of economic benefit which the Company has determined to be the life of the contract for subscription customers. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to initial support and renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and other long-term assets, respectively, in the Company’s condensed consolidated balance sheets. The Company had $0.3 million of deferred commissions at both December 31, 2018 and June 30, 2018. For the three and six months ended December 31, 2018, $15,000 and $29,000, respectively, of amortization expense related to deferred commissions was recorded in sales and marketing expense in the Company’s condensed consolidated statements of comprehensive income.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended December 31, 2018 and 2017, advertising expense totaled $277,000 and $224,000, respectively. For the six months ended December 31, 2018 and 2017, advertising expense totaled $301,000 and $262,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The foreign currency translation gain (loss) adjustment totaled $(0.3) million and $0.1 million for the three months ended December 31, 2018 and 2017, respectively, and $(0.5) million and $0.4 million for the six months ended December 31, 2018 and 2017, respectively.

Foreign currency gains and losses from transactions denominated in currencies other than the respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended December 31, 2018 and 2017, the components of comprehensive income consist of foreign currency translation gains (losses).

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination on the basis of the technical merits. The Company records unrecognized tax benefits as liabilities in accordance with ASC 740 and adjusts these liabilities based on new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. As of December 31, 2018 and June 30, 2018, the Company accrued unrecognized tax benefits totaling $0.2 million.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

The following is a reconciliation of the numerators and denominators of the BEPS and DEPS per share computation for the three and six months ended December 31, 2018 and 2017 (in thousands, except for per share amounts):

For the Three Months Ended December 31,	2018	2017
Numerator:
Net income (loss)	$704	$(79)
Denominator:
Basic weighted-average shares outstanding	12,156	11,825
Effect of dilutive securities	43	-
Diluted weighted-average shares outstanding	12,199	11,825
Basic earnings (loss) per common share	$0.06	$(0.01)
Diluted earnings (loss) per common share	$0.06	$(0.01)

For the Six Months Ended December 31,	2018	2017
Numerator:
Net income	$1,915	$1,035
Denominator:
Basic weighted-average shares outstanding	12,150	11,820
Effect of dilutive securities	57	331
Diluted weighted-average shares outstanding	12,207	12,151
Basic earnings per common share	$0.16	$0.09
Diluted earnings per common share	$0.16	$0.09

For the three and six months ended December 31, 2018, 460,178 shares of common stock that vest based on the market price of the Company’s common stock were excluded from the computation of DEPS because the shares have not vested. For the three months ended December 31, 2017, there were 332,888 common share equivalents excluded from the computation of DEPS as their effects would be anti-dilutive. For the three and six months ended December 31, 2017, 450,178 shares of common stock that vest based on the market price of the Company’s common stock were excluded from the computation of DEPS because the shares have not vested.

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

Indemnities and Guarantees

The Company has made certain indemnities and guarantees under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its credit facility (see Note 5), the Company indemnified the lender for certain losses, claims, and other liabilities that are standard for this type of agreement. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with its customers’ contracts, the Company indemnifies the customer, including indemnifications that the software provided does not violate any intellectual property rights. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities may not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

During the three and six months ended December 31, 2018, the Company issued 6,844 and 14,493 shares of common stock, respectively, for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and 2017 EIP in lieu of cash compensation.

Stock Repurchase Plan

The Company’s Board of Director’s authorized the repurchase of up to $2.0 million of its common stock effective September 19, 2018 (“Stock Repurchase Plan”). Stock repurchases may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. As of December 31, 2018, the Company repurchased 39,969 shares of common stock under the Stock Repurchase Plan for a total cost of approximately $0.3 million.

Treasury Stock

Treasury stock increased by 34,972 and 39,969 shares, respectively, during the three and six months ended December 31, 2018, as a result of the purchases made under the Stock Repurchase Plan. No treasury stock was retired during the three and six months ended December 31, 2018 and 2017.

Stock-Based Compensation

Stock-based compensation expense for restricted stock and stock issuances of $0.2 million and $0.1 million were recorded for the three months ended December 31, 2018 and 2017, respectively, and $0.4 million and $0.2 million for the six months ended December 31, 2018 and 2017, respectively, and were recorded primarily in general and administrative expenses in the statements of comprehensive income.

A summary of the Company’s common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
	Number of	Weighted-	Average
	Shares	Average	Remaining
	(in	Exercise	Contractual
	thousands)	Price	Life (in years)
Options outstanding - July 1, 2018	68	$1.30
Options granted	-	-
Options exercised	(18)	1.90
Options cancelled	-	-
Options outstanding – December 31, 2018	50	$1.09	2.3
Options exercisable – December 31, 2018	50	$1.09	2.3
Options exercisable and vested – December 31, 2018	50	$1.09	2.3

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

During the fiscal year ended June 30, 2018, the Company granted a total of 240,000 restricted shares of common stock to employees under the 2017 EIP, valued at $1.5 million. During the six months ended December 31, 2018, the Company granted 10,000 restricted shares of common stock to employees under the 2017 EIP valued at $0.1 million. The restricted stock becomes vested when the Company's volume weighted average price (“VWAP”) per share is at or above certain levels.

A summary of the Company’s restricted common stock activity is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
Restricted stock outstanding - July 1, 2018	450	$4.25
Issuance of restricted stock	10	6.12
Vesting	-	-
Forfeitures	-	-
Restricted stock outstanding – December 31, 2018	460	$4.30

A summary of the vesting levels of the Company’s restricted common stock is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30-day VWAP per share vesting level (1):
$9.00 per share	132	$3.26
$10.00 per share	123	$4.71
$11.00 per share	123	$4.71
$12.00 per share	82	$4.71

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

During the six months ended December 31, 2018, the Company issued 5,829 shares of common stock to employees, including executive officers, under the ESPP Plans in lieu of compensation. No shares were issued during the three months ended December 31, 2018.

During the six months ended December 31, 2017, the Company issued 6,958 shares of common stock to employees, including executive officers, under the ESPP Plans in lieu of compensation. No shares were issued during the three months ended December 31, 2017.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 5. LONG-TERM DEBT

Debt obligations consisted of the following at December 31, 2018 and June 30, 2018:

	As of
(in thousands)	December 31, 2018	June 30, 2018
Debt obligations:
Revolving loan facility	$-	$-
Term loan	5,650	6,441
Equipment financing	4	7
Less: unamortized debt issuance costs	(39)	(56)
Total	5,615	6,392
Less current portion	(2,025)	(1,811)
Long-term debt	$3,590	$4,581

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

As of December 31, 2018, the Company did not have any borrowings under its revolving credit note. Under the terms of the Credit Agreements, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. The Company’s obligations under the Credit Agreements are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary, MAM Software Inc. Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary. As of December 31, 2018, the Company was in compliance with its loan covenants.

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

December 31, 2018

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

	For the Three Months Ended December 31,
	2018	2017
Provision for income taxes	$110	$793
Effective tax rate	14%	111%

	For the Six Months Ended December 31,
	2018	2017
Provision for income taxes	$413	$1,102
Effective tax rate	18%	52%

For the three and six months ended December 31, 2018, the Company’s effective tax rate differed from the federal statutory rate due to profits from the UK that are subject to a lower statutory rate, the utilization of research and development credits in the UK, and tax benefits from equity compensation, offset by US state taxes.

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

NOTE 7. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to December 31, 2018 through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, there are no events that are required to be disclosed herein.

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

Our revenues and income are derived primarily from the sale of business management software, data, e-commerce solutions, and services and support. For MAM UK, we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the three months ended December 31, 2018, we generated revenues of $9.0 million and had net income of $0.7 million; 67% of these revenues came from the UK Market.  In the six months ended December 31, 2018, we generated revenues of $18.3 million and had net income of $1.9 million; 65% of these revenues came from the UK Market.

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

Autowork Online was launched in 2010, and as of December 31, 2018, we had 3,001 customers subscribing to this service. A white label version of this product, which is our product rebranded by a different company, is being sold into the NA Market by ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA Market. As of December 31, 2018, we had 495 customers subscribing to this service.

We have been developing VAST Online, the cloud-based version of our VAST platform and have deployed this product at multiple beta sites during fiscal year 2018. VAST Online has a modern user interface which maintains a familiar workflow that users are comfortable with and will run smoothly on a desktop or tablet. As a cloud hosted solution, software updates and back-ups happen automatically and seamlessly in a secure data center. With its seamless connectivity to MAM Software’s e-commerce solution, shops can instantly see part and tire availability at participating suppliers, and place hot-shot orders directly within a work order. We have been working with Goodyear to deliver a version of VAST Online that we expect to begin rolling out across the Goodyear network starting in fiscal year 2019, as their next generation cloud-based point of sale solution.  The VAST Online product will be promoted to the wider UK Market and NA Market.

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

The fifth area of focus is the continued investment in research and development that allows us to deliver innovative new solutions and modules in the prior areas of focus. During the three months ended December 31, 2018, we invested in the development of VAST Online for the NA Market and introduced a number of enhancements to our existing products which created additional value for existing and prospective customers.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 67% and 65% for the three and six months ended December 31, 2018, respectively, and 66% and 64% for the three and six months ended December 31, 2017, respectively. As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted. Changes in the currency values occur regularly and, in some instances, may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate. The exchange rate for MAM UK’s operating results was US $1.28640 per GBP for the three months ended December 31, 2018, as compared to US $1.32680 per GBP for the three months ended December 31, 2017. The exchange rate for MAM UK’s operating results was US $1.29453 per GBP for the six months ended December 31, 2018, as compared to US $1.31800 per GBP for the six months ended December 31, 2017.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates. The exchange rate used for translating assets and liabilities of MAM UK was US $1.27343 per GBP at December 31, 2018, as compared to US $1.32029 per GBP at June 30, 2018.

Foreign currency translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(3.7) million and $(3.2) million as of December 31, 2018 and June 30, 2018, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts. The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life. However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted. As of December 31, 2018, deferred revenues were $3.6 million.

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

Our net revenues for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, were as follows (dollars in thousands):

	For the Three Months Ended December 31,
Net Revenues	2018	2017	$ Variance	% Variance
MAM UK:
Recurring	$5,118	$4,964	$154	3%
Non-recurring	862	720	142	20%
Total MAM UK Revenues	5,980	5,684	296	5%

MAM NA:
Recurring	2,498	2,293	205	9%
Non-recurring	478	523	(45)	(9)%
Total MAM NA Revenues	2,976	$2,816	160	6%

Total Net Revenues	$8,956	$8,500	$456	5%

Our net revenues for the six months ended December 31, 2018, compared to the six months ended December 31, 2017, were as follows (dollars in thousands):

	For the Six Months Ended December 31,
Net Revenues	2018	2017	$ Variance	% Variance
MAM UK:
Recurring	$10,310	$9,792	$518	5%
Non-recurring	1,617	1,233	384	31%
Total MAM UK Revenues	11,927	11,025	902	8%

MAM NA:
Recurring	4,977	4,550	427	9%
Non-recurring	1,352	1,563	(211)	(14)%
Total MAM NA Revenues	6,329	$6,113	216	4%

Total Net Revenues	$18,256	$17,138	$1,118	7%

For the three and six months ended December 31, 2018, compared to the same period in the prior year, our MAM UK operations experienced an increase in its recurring revenues as customers continued to transition to the SaaS model and growth in DaaS services. For the three and six months ended December 31, 2018, compared to the same period in the prior year, MAM UK operations experienced an increase in non-recurring revenue due to higher system sales and professional services. For the three and six months ended December 31, 2018, compared to the same period in the prior year, our MAM NA operations recurring revenues increased primarily as a result of overall growth in the market for SaaS and DaaS services. Non-recurring sales for our MAM NA operations decreased for the three and six months ended December 31, 2018 due to lower perpetual license sales due to timing of sales, as well as more customers selecting the SaaS option.

Cost of Revenues.

Our cost of revenues for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, were as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2018	2017	$ Variance	% Variance
Cost of Revenues:
MAM UK	$2,486	$2,490	$(4)	0%
MAM NA	1,580	1,509	71	5%
Total Cost of Revenues	$4,066	$3,999	$67	2%

Our cost of revenues for the six months ended December 31, 2018, compared to the six months ended December 31, 2017, were as follows (dollars in thousands):

	For the Six Months Ended December 31,
	2018	2017	$ Variance	% Variance
Cost of Revenues:
MAM UK	$4,950	$4,860	$90	2%
MAM NA	3,181	2,946	235	8%
Total Cost of Revenues	$8,131	$7,806	$325	4%

For the three and six months ended December 31, 2018 compared to the same period in the prior year, increases in costs of revenues were primarily due to higher hosted infrastructure costs to support SaaS growth, and an increase in support and professional services headcount to support growth in the US. Included in the cost of revenues is $68,000 and $0.1 million of software development amortization for the three and six months ended December 31, 2018, respectively, and $0.1 million and $0.2 million of software development amortization for the three and six months ended December 31, 2017, respectively.

 Operating Expenses.

Our operating expenses for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, were as follows:

	For the Three Months Ended December 31,
	2018	2017	Variance $	Variance %
Research and development	$1,431	$1,192	$239	20%
Sales and marketing	1,000	986	14	1%
General and administrative	1,499	1,442	57	4%
Depreciation and amortization	54	58	(4)	(7)%
Total Operating Expenses	$3,984	$3,678	$306	8%

Our operating expenses for the six months ended December 31, 2018, compared to the six months ended December 31, 2017, were as follows:

	For the Six Months Ended December 31,
	2018	2017	Variance $	Variance %
Research and development	$2,646	$2,195	$451	21%
Sales and marketing	1,773	1,739	34	2%
General and administrative	3,084	2,932	152	5%
Depreciation and amortization	111	116	(5)	(4)%
Total Operating Expenses	$7,614	$6,982	$632	9%

Research and Development Expenses. For the three and six months ended December 31, 2018, compared to the same period in the prior year, research and development (“R&D”) expenses increased due to additional resources focused on new initiatives for the Company and lower capitalized costs. R&D expenses for the three months ended December 31, 2018 and 2017 excluded $0.2 million and $0.3 million, respectively, of capitalized costs.  R&D expenses for the six months ended December 31, 2018 and 2017 excluded $0.6 million and $0.9 million, respectively, of capitalized costs. Decreases in capitalized costs are associated with certain capitalizable projects being completed.

Sales and Marketing Expenses.  For the three and six months ended December 31, 2018, compared to the same periods in the prior year, sales and marketing expenses remained relatively flat.

General and Administrative Expenses.  For the three and six months ended December 31, 2018, compared to the same periods in the prior year, general and administrative expenses increased primarily due to timing of fees for professional services.

Depreciation and Amortization Expenses.  For the three and six months ended December 31, 2018, compared to the same periods in the prior year, depreciation and amortization expenses remained relatively consistent.

Other Income (Expense). For the three and six months ended December 31, 2018, compared to the same period in the prior year, interest expense decreased primarily due to the reduction in the outstanding debt balance and lower interest rates under the credit facility.

Income Taxes. Income tax expense was $0.1 million and $0.8 million for the three months ended December 31, 2018 and 2017, respectively. The effective tax rate was 14% for the three months ended December 31, 2018, as compared to 111% for the three months ended December 31, 2017. The effective tax rate was 18% for the six months ended December 31, 2018, as compared to 52% for the six months ended December 31, 2017.The decrease in the effective tax rate was primarily due to the lower US federal statutory rate effective January 1, 2018 as per the Tax Cuts and Jobs Act (see Note 6), tax benefits from equity compensation, and the revaluation of our net deferred tax assets at the lower US federal statutory rate and the one-time repatriation tax on deemed repatriation of historical earnings on our foreign subsidiaries in the prior year, as per the Tax Cuts and Jobs Act, partially offset by lower R&D tax credits.

Liquidity and Capital Resources

	For the Six Months Ended December 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$1,763	$3,110
Net cash used in investing activities	(617)	(924)
Net cash used in financing activities	(1,214)	(667)
Effect of exchange rate changes	(195)	31
Net change in cash and cash equivalents	(263)	1,550
Cash and cash equivalents at beginning of period	4,171	1,260
Cash and cash equivalents at end of period	$3,908	$2,810

For the six months ended December 31, 2018

Net cash provided by operating activities was primarily due to net income of $1.9 million, non-cash adjustments of $0.6 million, and negative changes in working capital of $0.8 million.

The positive changes in non-cash adjustments were primarily due to an increase in non cash stock compensation expense of $0.4 million. The negative changes in working capital were primarily due to a decrease in accrued expenses and other liabilities due to the timing of payments.  This decrease to working capital was partially offset by an increase in deferred revenues due primarily to the timing annual contracts billed to customers.

Net cash used in investing activities was primarily due to capitalized software development costs of $0.6 million

Net cash used in financing activities relates to the repayment of borrowings under the New Credit Facility (defined below) of $0.8 million.

For the six months ended December 31, 2017

Net cash provided by operating activities was primarily due to net income of $1.0 million, non-cash adjustments of $1.3 million, and positive changes in working capital of $0.8 million.

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

Net cash used in investing activities was primarily due to capitalized software development costs of $0.9 million

Net cash used in financing activities relates to the repayment of borrowings under the Credit Facility (defined below) of $0.7 million

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

Working Capital

Working capital was $0.8 million at December 31, 2018, as compared to $0.7 million at June 30, 2018. Working capital included the current portion of long-term debt of $2.0 million at December 31, 2018 as compared to $1.8 million at June 30, 2018.

Capital Expenditures

Capital expenditures for the six months ended December 31, 2018 and 2017 were $0.6 million and $0.9 million, respectively. The capital expenditures included capitalized software development costs of $0.6 million and $0.9 million for the six months ended December 31, 2018 and 2017, respectively, which were primarily related to the development of VAST Online for the NA Market.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Accounting policies currently deemed critical are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the first six months of 2019, except as noted below.

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

The Company records the amount of revenue and related costs by considering whether the entity is a principal (gross presentation) or an agent (net presentation) by evaluating the nature of its promise to the customer. Revenue is presented net of sales, value-added and other taxes collected from customers and remitted to government authorities

Performance Obligations

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

Funded Software Arrangements

The Company may enter into funded software arrangements from time to time. Under such arrangements, revenue recognition will not commence until final delivery and/or acceptance of the product.  When a contract contains multiple performance obligations, if the performance obligations are distinct, revenue is recorded as each obligation has been fulfilled.  If the performance obligations are not distinct, the Company will recognize the entire arrangement fee ratably commencing at the time of final delivery and/or acceptance through the end of the service period in the arrangement.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by geography and type of the revenue arrangement, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography and type is as follows (in thousands):

	For the Three Months Ended December 31,
Net Revenues	2018	2017
MAM UK:
Recurring	$5,118	$4,964
Non-recurring	862	720
Total MAM UK Revenues	5,980	5,684

MAM NA:
Recurring	2,498	2,293
Non-recurring	478	523
Total MAM NA Revenues	2,976	2,816

Total Net Revenues	$8,956	$8,500

	For the Six Months Ended December 31,
Net Revenues	2018	2017
MAM UK:
Recurring	$10,310	$9,792
Non-recurring	1,617	1,233
Total MAM UK Revenues	11,927	11,025

MAM NA:
Recurring	4,977	4,550
Non-recurring	1,352	1,563
Total MAM NA Revenues	6,329	6,113

Total Net Revenues	$18,256	$17,138

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended December 31, 2018 was as follow:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2018 - October 31, 2018	23,147	$7.59	23,147	$1,785,002
November 1, 2018 - November 30, 2018	4,606	$7.78	4,606	$1,749,006
December 1, 2018 - December 31, 2018	7,219	$7.73	7,219	$1,692,976
Total for Three Months Ended December 31, 2018	34,972		34,972

(1) On September 19, 2018, the Company announced that its Board of Directors had authorized a share repurchase program of up to $2.0 million of the Company's common stock. Stock repurchases may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The stock repurchase authorization, which does not require the Company to purchase any specific or minimum number of shares, does not have an expiration date and may be suspended or terminated at any time without prior notice.

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

MAM Software Group, Inc.

Date: February 11, 2019	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2019	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

14