Form 10-Q
period 2019-03-31
MAM SOFTWARE GROUP, INC.
filed 2019-05-09
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	MAMS	NASDAQ Capital Market

The registrant had 12,614,375 shares of its common stock outstanding as of May 6, 2019.

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

Item 1. Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31,	June 30,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,138	$4,171
Accounts receivable, net of allowance of $341 and $224, respectively	5,278	5,010
Inventories	170	170
Prepaid expenses and other current assets	1,531	1,270
Total Current Assets	12,117	10,621

Property and Equipment, Net	433	480

Other Assets
Goodwill	8,201	8,280
Intangible assets, net	500	568
Software development costs, net	9,718	8,889
Deferred income taxes	1,629	1,251
Other long-term assets	502	545
TOTAL ASSETS	$33,100	$30,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,529	$1,318
Accrued expenses and other liabilities	1,148	1,201
Accrued payroll and related expenses	1,303	2,146
Current portion of long-term debt	2,093	1,811
Current portion of deferred revenues	2,694	1,885
Sales tax payable	1,000	910
Income tax payable	989	669
Total Current Liabilities	10,756	9,940

Long-Term Liabilities
Deferred revenues, net of current portion	1,483	1,146
Deferred income taxes	755	789
Income tax payable, net of current portion	232	232
Long-term debt, net of current portion	3,003	4,581
Other long-term liabilities	314	426
Total Liabilities	16,543	17,114
Commitments and Contingencies
Stockholders’ Equity
Preferred stock: Par value $0.0001 per share; 2,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000 shares authorized, 12,655 shares issued and 12,608 shares outstanding at March 31, 2019 and 12,593 shares issued and 12,588 shares outstanding at June 30, 2018	1	1
Additional paid-in capital	15,289	14,768
Accumulated other comprehensive loss	(3,423)	(3,236)
Retained earnings	5,028	2,003
Treasury stock at cost, 47 and 5 shares at March 31, 2019 and June 30, 2018, respectively	(338)	(16)
Total Stockholders’ Equity	16,557	13,520
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,100	$30,634

 The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Net revenues	$9,478	$9,109	$27,734	$26,247
Cost of revenues	4,444	4,135	12,575	11,941
Gross Profit	5,034	4,974	15,159	14,306

Operating Expenses
Research and development	1,649	1,274	4,295	3,469
Sales and marketing	752	828	2,525	2,567
General and administrative	1,385	1,589	4,469	4,521
Depreciation and amortization	57	60	168	176
Total Operating Expenses	3,843	3,751	11,457	10,733

Operating Income	1,191	1,223	3,702	3,573

Other Income (Expense)
Interest expense, net	(81)	(95)	(264)	(308)
Total other expense, net	(81)	(95)	(264)	(308)

Income before provision (benefit) for income taxes	1,110	1,128	3,438	3,265

Provision (benefit) for income taxes	220	(89)	633	1,013

Net Income	$890	$1,217	$2,805	$2,252

Earnings per share attributed to common stockholders – basic	$0.07	$0.10	$0.23	$0.19
Earnings per share attributed to common stockholders – diluted	$0.07	$0.10	$0.23	$0.19

Weighted average common shares outstanding – basic	12,135	11,835	12,145	11,825
Weighted average common shares outstanding – diluted	12,178	12,166	12,202	12,156

Net Income	$890	$1,217	$2,805	$2,252
Foreign currency translation gain (loss)	300	352	(187)	712
Total Comprehensive Income	$1,190	$1,569	$2,618	$2,964

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance December 31, 2018	$-	$1	$15,123	$4,138	$(3,723)	$(323)	$15,216
Common stock issued as compensation – includes amortization of unvested shares (See Note 4)	-	-	192	-	-	-	192
Common stock surrendered to pay for tax withholding	-	-	(26)	-	-	-	(26)
Repurchase of common stock for treasury	-		-	-	-	(15)	(15)
Foreign currency translation	-	-	-	-	300	-	300
Net income	-	-	-	890	-	-	890
Balance March 31, 2019	$-	$1	$15,289	$5,028	$(3,423)	$(338)	$16,557

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance June 30, 2018	$-	$1	$14,768	$2,003	$(3,236)	$(16)	$13,520
Common stock issued as compensation – includes amortization of unvested shares (See Note 4)	-	-	574	-	-	-	574
Common stock surrendered to pay for tax withholding	-	-	(53)	-	-	-	(53)
Repurchase of common stock for treasury	-	-	-	-	-	(322)	(322)
Foreign currency translation	-	-	-	-	(187)	-	(187)
Adjustments from accounting pronouncement adoption		-	-	220	-	-	220
Net income	-	-	-	2,805	-	-	2,805
Balance March 31, 2019	$-	$1	$15,289	$5,028	$(3,423)	$(338)	$16,557

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance December 31, 2017	$-	$1	$14,447	$(172)	$(2,923)	$(16)	$11,337
Common stock issued as compensation – includes amortization of unvested shares (See Note 4)	-	-	235	-	-	-	235
Common stock surrendered to pay for tax withholding	-	-	(24)	-	-	-	(24)
Foreign currency translation	-	-	-	-	352	-	352
Net income	-	-	-	1,217	-	-	1,217
Balance March 31, 2018	$-	$1	$14,658	$1,045	$(2,571)	$(16)	$13,117

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance June 30, 2017	$-	$1	$14,180	$(1,207)	$(3,283)	$(16)	$9,675
Common stock issued as compensation – includes amortization of unvested shares (See Note 4)	-	-	502	-	-	-	502
Common stock surrendered to pay for tax withholding	-	-	(24)	-	-	-	(24)
Foreign currency translation	-	-	-	-	712	-	712
Net income	-	-	-	2,252	-	-	2,252
Balance March 31, 2018	$-	$1	$14,658	$1,045	$(2,571)	$(16)	$13,117

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,805	$2,252
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	183	77
Depreciation and amortization	372	421
Amortization of debt issuance costs	25	32
Deferred income taxes	(278)	743
Stock-based compensation expense	503	401

Changes in assets and liabilities:
Accounts receivable	(427)	66
Prepaid expenses and other assets	(95)	(203)
Income tax receivable	-	173
Accounts payable	222	506
Accrued expenses and other liabilities	(710)	(98)
Income tax payable	55	90
Deferred revenues	818	748
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,473	5,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(66)	(79)
Capitalized software development costs	(570)	(1,298)
NET CASH USED IN INVESTING ACTIVITIES	(636)	(1,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,321)	(1,301)
Repayment of contingent consideration	(86)	-
Repurchase of common stock for treasury	(322)	-
Common stock surrendered to pay for tax withholding	(53)	(24)
NET CASH USED IN FINANCING ACTIVITIES	(1,782)	(1,325)

Effect of exchange rate changes	(88)	26
Net change in cash and cash equivalents	967	2,532
Cash and cash equivalents at beginning of period	4,171	1,260
Cash and cash equivalents at end of period	$5,138	$3,792

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	For the Nine Months Ended March 31,
	2019	2018
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in settlement of accrued liabilities	$83	$112
Acquisition of equipment under capital lease	$-	$7

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Operating results for the nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. It is suggested that the condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, which was filed with the SEC on September 14, 2018.

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

March 31, 2019

(Unaudited)

Adjustments to beginning consolidated balance sheet accounts

The following table presents the cumulative effect adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for Topic 606 adopted by the Company on the first day of fiscal year 2019 (in thousands):

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

The following table summarizes the effects of adopting Topic 606 on the Company's condensed consolidated balance sheet accounts as of March 31, 2019 (in thousands):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
ASSETS
Accounts receivable, net	$5,278	$(126)	$5,152
Prepaid expenses and other current assets	$1,531	$(113)	$1,418
Total Current Assets	$12,117	$(239)	$11,878
Software development costs, net	$9,718	$(833)	$8,885
Deferred income taxes	$1,629	$(170)	$1,459
Other long-term assets	$502	$(43)	$459
TOTAL ASSETS	$33,100	$(1,285)	$31,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of deferred revenues	$2,694	$(136)	$2,558
Income tax payable	$989	$(345)	$644
Total Current Liabilities	$10,756	$(481)	$10,275
Deferred revenues, net of current portion	$1,483	$(494)	$989
Deferred income taxes	$755	$(2)	$753
Total Liabilities	$16,543	$(977)	$15,566

Retained earnings	$5,028	$(308)	$4,720
Total Stockholders’ Equity	$16,557	$(308)	$16,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,100	$(1,285)	$31,815

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of comprehensive income for the three months ended Mach 31, 2019 (in thousands, except per share value):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
Net revenues	$9,478	$(46)	$9,432
Cost of revenues	4,444	2	4,446
Gross Profit	5,034	(48)	4,986

Total Operating Expenses	3,843	-	3,843

Operating Income	1,191	(48)	1,143

Other Income (Expense)
Interest expense, net	(81)	(4)	(85)
Total other expense, net	(81)	(4)	(85)

Income before provision for income taxes	1,110	(52)	1,058

Provision for income taxes	220	(5)	215

Net Income	$890	$(47)	$843

Earnings per share attributed to common stockholders – basic	$0.07	$-	$0.07
Earnings per share attributed to common stockholders – diluted	$0.07	$-	$0.07

Net Income	$890	$(47)	$843
Foreign currency translation gain	300	-	300
Total Comprehensive Income	$1,190	$(47)	$1,143

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of comprehensive income for the nine months ended March 31, 2019 (in thousands, except per share value):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
Net revenues	$27,734	$(105)	$27,629
Cost of revenues	12,575	(2)	12,573
Gross Profit	15,159	(103)	15,056

Total Operating Expenses	11,457	-	11,457

Operating Income	3,702	(103)	3,599

Other Income (Expense)
Interest expense, net	(264)	(11)	(275)
Total other expense, net	(264)	(11)	(275)
Income before provision for income taxes	3,438	(114)	3,324

Provision for income taxes	633	(26)	607

Net Income	$2,805	$(88)	$2,717

Earnings per share attributed to common stockholders – basic	$0.23	$(0.01)	$0.22
Earnings per share attributed to common stockholders – diluted	$0.23	$(0.01)	$0.22

Net Income	$2,805	$(88)	$2,717
Foreign currency translation loss	(187)	-	(187)
Total Comprehensive Income	$2,618	$(88)	$2,530

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of cash flows for the nine months ended March 31, 2019 (in thousands):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,805	$(88)	$2,717
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(278)	$48	$(230)
Changes in assets and liabilities:
Accounts receivable	$(427)	$64	$(363)
Prepaid expenses and other assets	$(95)	$22	$(73)
Income tax payable	$55	$(76)	$(21)
Deferred revenues	$818	$(286)	$532
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,473	$(316)	$3,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	$(570)	$316	$(254)
NET CASH USED IN INVESTING ACTIVITIES	$(636)	$316	$(320)
Cash and cash equivalents at end of period	$5,138	$-	$5,138

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

March 31, 2019

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

No customer accounted for more than 10% of the Company’s accounts receivable at March 31, 2019 and June 30, 2018. No customer accounted for more than 10% of the Company’s revenues for the three and nine months ended March 31, 2019 and 2018.

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

Geographic Concentrations

The Company conducts business in the US and Canada (US and Canada are collectively referred to as the "NA Market"), and the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”). For customers headquartered in those respective countries, the Company derived approximately 63% of its net revenues from the UK, 34% from the US, 2% from Ireland, and 1% from Canada during the three months ended March 31, 2019, compared to 67% of its net revenues from the UK, 31% from the US, 1% from Ireland and 1% from Canada during the three months ended March 31, 2018.

The Company derived approximately 64% of its net revenues from the UK, 34% from the US, 1% from Ireland, and 1% from Canada during the nine months ended March 31, 2019, compared to 64% of its net revenues from the UK, 34% from the US, 1% from Ireland and 1% from Canada during the nine months ended March 31, 2018.

At March 31, 2019, the Company maintained 79% of its net property and equipment in the UK and the remaining 21% in the US. At June 30, 2018, the Company maintained 76% of its net property and equipment in the UK and the remaining 24% in the US.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, determining the nature and timing of satisfaction of performance obligations, the standalone selling price of performance obligations, and the transaction prices and assessing transfer of control, measuring of variable consideration, the collectability of accounts receivable, the realizability of inventories, the determination of the fair value of acquired intangible assets, the recoverability of goodwill and other long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of stock options, warrants and shares issued for compensation and non-cash consideration. Actual results could materially differ from those estimates.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

The Company classified its contingent acquisition consideration liability in connection with the acquisition of Origin within the Level 3 category, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. At the time of the acquisition, the Company estimated the fair value of the contingent consideration liability, which consisted of net income based milestones, using assumptions including estimated revenues (based on internal budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates. Any change in these assumptions could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration is remeasured each reporting period. The contingent consideration liability totaled $0.4 million and $0.5 million as of March 31, 2019 and June 30, 2018, respectively.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the related lease terms. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful lives of the related assets or the term of the lease. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of comprehensive income. Depreciation expense was $37,000 and $39,000 for the three months ended March 31, 2019 and 2018, respectively, and was $108,000 and $114,000 for the nine months ended March 31, 2019 and 2018, respectively.

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated net realizable value. Purchased software development cost is recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of the amounts of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and, the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. Amortization of capitalized software development costs is included in the cost of revenues line on the consolidated statements of comprehensive income. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact the Company’s results of operations. Amortization expense on software development costs included in costs of revenues was $67,000 and $78,000 for the three months ended March 31, 2019 and 2018, respectively, and was $204,000 and $245,000 for the nine months ended March 31, 2019 and 2018, respectively.

Amortizable Intangible Assets

Amortizable intangible assets consist of completed software technology, customer contracts/relationships, automotive data services, and acquired intellectual property, and are recorded at cost. Completed software technology and customer contracts/relationships are amortized using the straight-line method over their estimated useful lives of 9 to 10 years, automotive data services are amortized using the straight-line method over their estimated useful lives of 20 years and acquired intellectual property is amortized over the estimated useful life of 10 years. Amortization expense on amortizable intangible assets was $20,000 and $21,000 for the three months ended March 31, 2019 and 2018, respectively, and was $60,000 and $62,000 for the nine months ended March 31, 2019 and 2018, respectively.

Goodwill

Goodwill is not amortized, but rather is tested at least annually for impairment.

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of March 31, 2019, the Company does not believe there is an impairment of its goodwill. However, there can be no assurance that market conditions will not change and/or demand for the Company’s products and services will continue at a level consistent with past results, which could result in impairment of goodwill in the future.

For the nine months ended March 31, 2019 and 2018, goodwill activity was as follows:

In thousands	For the Nine Months Ended March 31,
	2019	2018
Beginning Balance	$8,280	$8,191
Effect of exchange rate changes	(79)	439
Ending Balance	$8,201	$8,630

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets can be recovered through projected undiscounted future cash flows over their remaining useful lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations during the period in which long-lived asset impairment is determined by management. At March 31, 2019, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

March 31, 2019

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

Professional Services

Revenue from professional services is typically comprised of implementation, development, training or other consulting services. Professional services are generally sold on an hourly/daily rate or fixed fee basis, and can include services ranging from software installation to data conversion, basic customizations, and building non-complex interfaces to allow the software to operate in integrated environments. For perpetual orders, the Company recognizes revenue for hourly arrangements as the services are performed.  In fixed fee arrangements for perpetual orders, revenue is recognized as services are performed as measured by hours incurred to date, compared to total estimated hours to complete the services project. Management applies judgment when estimating project status and the time necessary to complete the services projects. A number of internal and external factors can affect these estimates, including changes to specifications, testing and training requirements. For SaaS orders, fees associated with professional services are deferred and recognized ratably over the estimated customer life.  Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

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

The Company’s revenue by geography and type is as follows (in thousands):

	For the Three Months Ended March 31,
Net Revenues	2019	2018
MAM UK:
Recurring	$5,349	$5,396
Non-recurring	776	783
Total MAM UK Revenues	6,125	6,179

MAM NA:
Recurring	2,566	2,343
Non-recurring	787	587
Total MAM NA Revenues	3,353	2,930

Total Net Revenues	$9,478	$9,109

	For the Nine Months Ended March 31,
Net Revenues	2019	2018
MAM UK:
Recurring	$15,659	$15,188
Non-recurring	2,393	2,016
Total MAM UK Revenues	18,052	17,204

MAM NA:
Recurring	7,543	6,893
Non-recurring	2,139	2,150
Total MAM NA Revenues	9,682	9,043

Total Net Revenues	$27,734	$26,247

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

The contract assets indicated below are presented as prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. These assets primarily relate to professional services and subscriptions, and consist of the Company’s rights to consideration for goods or services transferred but not billed as of March 31, 2019. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows (in thousands):

	As of
	March 31, 2019	July 1, 2018
Contract assets, short-term	$126	$94
Contract assets, long-term	229	154
Total contract assets	$355	$248

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $18.5 million as of March 31, 2019, of which the Company expects to recognize approximately $8.6 million of the revenue over the next 12 months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, MAM has determined that its contracts generally do not include a significant financing component, except for its rental contracts with a term greater than 12 months. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements. In instances of rental contracts, the Customer pays a monthly fee for the use of a software license and monthly support for a specific term.  For terms longer than 12 months, the Company determines the value of the software license using the residual approach and determines the present value of the software license payments to be made over the contract term, and records interest income for the financing component.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Deferred revenues consist of the following (in thousands):

	As of
	March 31, 2019	June 30, 2018
Deferred professional services	$2,155	$885
Deferred license	300	305
Deferred support	920	590
Deposits	620	1,146
Deferred other revenue	182	105
Total deferred revenues	4,177	3,031

Less deferred revenues, current	(2,694)	(1,885)
Deferred revenues, non-current	$1,483	$1,146

During the nine months ended March 31, 2019, the Company recognized $1.5 million of revenue that was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

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

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions which are amortized ratably over the term of economic benefit which the Company has determined to be the life of the contract for subscription customers. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to initial support and renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and other long-term assets, respectively, in the Company’s condensed consolidated balance sheets. The Company had $0.3 million of deferred commissions at both March 31, 2019 and June 30, 2018. For the three and nine months ended March 31, 2019, $16,000 and $45,000, respectively, of amortization expense related to deferred commissions was recorded in sales and marketing expense in the Company’s condensed consolidated statements of comprehensive income.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2019 and 2018, advertising expense totaled $9,000 and $77,000, respectively. For the nine months ended March 31, 2019 and 2018, advertising expense totaled $310,000 and $339,000, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the quarter-end exchange rates. Income and expenses are translated at an average exchange rate for the period and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The foreign currency translation gain (loss) adjustment totaled $0.3 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively, and $(0.2) million and $0.7 million for the nine months ended March 31, 2019 and 2018, respectively.

Foreign currency gains and losses from transactions denominated in currencies other than the respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended March 31, 2019 and 2018, the components of comprehensive income consist of foreign currency translation gains (losses).

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination on the basis of the technical merits. The Company records unrecognized tax benefits as liabilities in accordance with ASC 740 and adjusts these liabilities based on new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. As of March 31, 2019 and June 30, 2018, the Company accrued unrecognized tax benefits totaling $0.2 million.

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

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The following is a reconciliation of the numerators and denominators of the BEPS and DEPS per share computation for the three and nine months ended March 31, 2019 and 2018 (in thousands, except for per share amounts):

For the Three Months Ended March 31,	2019	2018
Numerator:
Net income (loss)	$890	$1,217
Denominator:
Basic weighted-average shares outstanding	12,135	11,835
Effect of dilutive securities	43	331
Diluted weighted-average shares outstanding	12,178	12,166
Basic earnings (loss) per common share	$0.07	$0.10
Diluted earnings (loss) per common share	$0.07	$0.10

For the Nine Months Ended March 31,	2019	2018
Numerator:
Net income	$2,805	$2,252
Denominator:
Basic weighted-average shares outstanding	12,145	11,825
Effect of dilutive securities	57	331
Diluted weighted-average shares outstanding	12,202	12,156
Basic earnings per common share	$0.23	$0.19
Diluted earnings per common share	$0.23	$0.19

For the three and nine months ended March 31, 2019, 470,178 shares of common stock that vest based on the market price of the Company’s common stock were excluded from the computation of DEPS because the shares have not vested.  For the three and nine months ended March 31, 2018, 450,178 shares of common stock that vest based on the market price of the Company’s common stock were excluded from the computation of DEPS because the shares have not vested.

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

March 31, 2019

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

During the three and nine months ended March 31, 2019, the Company issued 6,824 and 21,317 shares of common stock, respectively, for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and 2017 EIP in lieu of cash compensation.

Stock Repurchase Plan

The Company’s Board of Director’s authorized the repurchase of up to $2.0 million of its common stock effective September 19, 2018 (“Stock Repurchase Plan”). Stock repurchases may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. As of March 31, 2019, the Company repurchased 41,765 shares of common stock under the Stock Repurchase Plan for a total cost of approximately $0.3 million.

Treasury Stock

During the three and nine months ended March 31, 2019, treasury stock increased by 1,796 and 41,765 shares, respectively, as a result of the purchases made under the Stock Repurchase Plan. No treasury stock was retired during the three and nine months ended March 31, 2019 and 2018.

Stock-Based Compensation

Stock-based compensation expense for restricted stock and stock issuances of $0.1 million and $0.2 million were recorded for the three months ended March 31, 2019 and 2018, respectively, and $0.5 million and $0.4 million for the nine months ended March 31, 2019 and 2018, respectively, and were recorded primarily in general and administrative expenses in the condensed consolidated statements of comprehensive income.

A summary of the Company’s common stock option activity is presented below (shares in thousands):

	Options Outstanding
			Weighted-
	Number of	Weighted-	Average
	Shares	Average	Remaining
	(in	Exercise	Contractual
	thousands)	Price	Life (in years)
Options outstanding - July 1, 2018	68	$1.30
Options granted	-	-
Options exercised	(18)	1.90
Options cancelled	-	-
Options outstanding – March 31, 2019	50	$1.09	2.0
Options exercisable – March 31, 2019	50	$1.09	2.0
Options exercisable and vested – March 31, 2019	50	$1.09	2.0

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

During the fiscal year ended June 30, 2018, the Company granted a total of 240,000 restricted shares of common stock to employees under the 2017 EIP, valued at $1.5 million. During the nine months ended March 31, 2019, the Company granted 20,000 restricted shares of common stock to employees under the 2017 EIP valued at $0.1 million. The restricted stock becomes vested when the Company's volume weighted average price (“VWAP”) per share is at or above certain levels.

A summary of the Company’s restricted common stock activity is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
Restricted stock outstanding - July 1, 2018	450	$4.25
Issuance of restricted stock	20	6.12
Vesting	-	-
Forfeitures	-	-
Restricted stock outstanding – March 31, 2019	470	$4.33

A summary of the vesting levels of the Company’s restricted common stock is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30-day VWAP per share vesting level (1):
$9.00 per share	134	$3.31
$10.00 per share	126	$4.74
$11.00 per share	126	$4.74
$12.00 per share	84	$4.74

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

During the three and nine months ended March 31, 2019, the Company issued 4,577 and 10,406 shares of common stock to employees, including executive officers, under the ESPP Plans in lieu of compensation.

During the three and nine months ended March 31, 2018 , the Company issued 7,754 and 14,712 shares of common stock to employees, including executive officers, under the ESPP Plans in lieu of compensation.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 5. LONG-TERM DEBT

Debt obligations consisted of the following at March 31, 2019 and June 30, 2018:

	As of
(in thousands)	March 31, 2019	June 30, 2018
Debt obligations:
Revolving loan facility	$-	$-
Term loan	5,125	6,441
Equipment financing	5	7
Less: unamortized debt issuance costs	(34)	(56)
Total	5,096	6,392
Less current portion	(2,093)	(1,811)
Long-term debt	$3,003	$4,581

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

As of March 31, 2019, the Company did not have any borrowings under its revolving credit note. Under the terms of the Credit Agreements, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. The Company’s obligations under the Credit Agreements are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary, MAM Software Inc. Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary. As of March 31, 2019, the Company was in compliance with its loan covenants.

NOTE 6. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering US corporate income tax rates and the imposition of a territorial tax system with a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a lower US statutory federal rate, from the previous rate of 34%, to a blended rate of approximately 28% for the Company's fiscal year ended June 30, 2018 and 21% for subsequent fiscal years. For the year ended June 30, 2018, the Company was required to revalue its US federal deferred tax assets and liabilities at the new federal corporate income tax rate in the period of enactment; accordingly, the Company recorded additional income tax expense of $1.0 million, which consisted of $0.8 million related to the write-down of the Company's net US federal deferred tax assets to the lower statutory tax rate and $0.2 million for the one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries.

MAM SOFTWARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

	For the Three Months Ended March 31,
	2019	2018
Provision for income taxes	$220	$(89)
Effective tax rate	20%	(8)%

	For the Nine Months Ended March 31,
	2019	2018
Provision for income taxes	$633	$1,013
Effective tax rate	18%	31%

For the three and nine months ended March 31, 2019, the Company’s effective tax rate differed from the federal statutory rate due to profits from the UK that are subject to a lower statutory rate, the utilization of research and development credits in the UK, and tax benefits from equity compensation, offset by US state taxes.

For the three and nine months ended March 31, 2018, the Company's effective tax rate differed from the federal statutory rate due to increases from the revaluation of our net deferred tax assets at the lower US federal statutory rate and the one-time repatriation tax on deemed repatriation of historical earnings on our foreign subsidiaries, as per the Tax Act, partially offset by profits from the UK that are subject to a lower statutory rate, the utilization of research and development credits in the UK, and the utilization of prior net operating losses against income generated in the US.

NOTE 7. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to March 31, 2019 through the filing date of this Quarterly Report on Form 10-Q. Based on its evaluation, there are no events that are required to be disclosed herein.

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

Our revenues and income are derived primarily from the sale of business management software, data, e-commerce solutions, and services and support. For MAM UK, we also earn a percentage of our revenue and income from the sale of hardware systems to clients. In the three months ended March 31, 2019, we generated revenues of $9.5 million and had net income of $0.9 million; 65% of these revenues came from the UK Market.  In the nine months ended March 31, 2019, we generated revenues of $27.7 million and had net income of $2.8 million; 65% of these revenues came from the UK Market.

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

Autowork Online was launched in 2010, and as of March 31, 2019, we had 3,024 customers subscribing to this service. A white label version of this product, which is our product rebranded by a different company, is being sold into the NA Market by ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA Market. As of March 31, 2019, we had 511 customers subscribing to this service.

We have been developing VAST Online, the cloud-based version of our VAST platform and have deployed this product at multiple beta sites during fiscal year 2018. VAST Online has a modern user interface which maintains a familiar workflow that users are comfortable with and will run smoothly on a desktop or tablet. As a cloud hosted solution, software updates and back-ups happen automatically and seamlessly in a secure data center. With its seamless connectivity to MAM Software’s e-commerce solution, shops can instantly see part and tire availability at participating suppliers, and place hot-shot orders directly within a work order. We have been working with Goodyear to deliver a version of VAST Online that we have begun roll out to Goodyear pilot test sites in the third quarter of fiscal 2019. Upon successful completion of the pilot phase, we expect to roll out VAST Online to the Goodyear network starting in fiscal year 2020, as their next generation cloud-based point of sale solution.  The VAST Online product will be promoted to the wider UK Market and NA Market.

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

The fifth area of focus is the continued investment in research and development that allows us to deliver innovative new solutions and modules in the prior areas of focus. During the three months ended March 31, 2019, we invested in the development of VAST Online for the NA Market and introduced a number of enhancements to our existing products which created additional value for existing and prospective customers.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 65% for both the three and nine months ended March 31, 2019, respectively, and 68% and 65% for the three and nine months ended March 31, 2018, respectively. As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted. Changes in the currency values occur regularly and, in some instances, may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate. The exchange rate for MAM UK’s operating results was US $1.30180 per GBP for the three months ended March 31, 2019, as compared to US $1.3879 per GBP for the three months ended March 31, 2018. The exchange rate for MAM UK’s operating results was US $1.29699 per GBP for the nine months ended March 31, 2019, as compared to US $1.34225 per GBP for the nine months ended March 31, 2018.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates. The exchange rate used for translating assets and liabilities of MAM UK was US $1.30234 per GBP at March 31, 2019, as compared to US $1.32029 per GBP at June 30, 2018.

Foreign currency translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(3.4) million and $(3.2) million as of March 31, 2019 and June 30, 2018, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts. The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life. However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted. As of March 31, 2019, deferred revenues were $4.2 million.

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

Our net revenues for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
Net Revenues	2019	2018	$ Variance	% Variance
MAM UK:
Recurring	$5,349	$5,396	$(47)	(1)%
Non-recurring	776	783	(7)	(1)%
Total MAM UK Revenues	6,125	6,179	(54)	(1)%

MAM NA:
Recurring	2,566	2,343	223	10%
Non-recurring	787	587	200	34%
Total MAM NA Revenues	3,353	$2,930	423	14%

Total Net Revenues	$9,478	$9,109	$369	4%

Our net revenues for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018, were as follows (dollars in thousands):

	For the Nine Months Ended March 31,
Net Revenues	2019	2018	$ Variance	% Variance
MAM UK:
Recurring	$15,659	$15,188	$471	3%
Non-recurring	2,393	2,016	377	19%
Total MAM UK Revenues	18,052	17,204	848	5%

MAM NA:
Recurring	7,543	6,893	650	9%
Non-recurring	2,139	2,150	(11)	(1)%
Total MAM NA Revenues	9,682	9,043	639	7%

Total Net Revenues	$27,734	$26,247	$1,487	6%

For the three months ended March 31, 2019, compared to the same period in the prior year, our MAM UK operations experienced a slight decrease in its recurring revenues due to unfavorable changes in foreign currency exchange rates, partially offset by continued transition of our customers to the SaaS model and growth in DaaS services. For the nine months ended March 31, 2019, compared to the same period in the prior year, our MAM UK operations experienced an increase in its recurring revenues as customers continued to transition to the SaaS model and growth in DaaS services, partially offset by unfavorable changes in foreign currency exchange rates. For the three months ended March 31, 2019, compared to the same period in the prior year, MAM UK operations experienced a decrease in non-recurring revenue due to unfavorable changes in foreign currency exchange rates, partially offset by higher system sales and professional services. For the nine months ended March 31, 2019, compared to the same period in the prior year, MAM UK operations experienced an increase in non-recurring revenue due to higher system sales and professional services, partially offset by unfavorable changes in foreign currency exchange rates.

For the three and nine months ended March 31, 2019, compared to the same period in the prior year, our MAM NA operations recurring revenues increased primarily as a result of overall growth in the market for SaaS and DaaS services. For the three months ended March 31, 2019, compared to the same period in the prior year, our MAM NA operations non-recurring revenues increased due to higher perpetual license sales to existing and new customers. For the nine months ended March 31, 2019, compared to the same period in the prior year, our MAM NA operations non-recurring revenues decreased due to lower perpetual license sales due to timing of sales, as well as more customers selecting the SaaS option.

Cost of Revenues.

Our cost of revenues for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
Cost of Revenues:
MAM UK	$2,586	$2,605	$(19)	(1)%
MAM NA	1,858	1,530	328	21%
Total Cost of Revenues	$4,444	$4,135	$309	7%

Our cost of revenues for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018, were as follows (dollars in thousands):

	For the Nine Months Ended March 31,
	2019	2018	$ Variance	% Variance
Cost of Revenues:
MAM UK	$7,536	$7,465	$71	1%
MAM NA	5,039	4,476	563	13%
Total Cost of Revenues	$12,575	$11,941	$634	5%

For the three and nine months ended March 31, 2019 compared to the same period in the prior year, increases in costs of revenues were primarily due to higher hosted infrastructure costs to support SaaS growth, and an increase in support and professional services headcount to support growth in NA. Included in the cost of revenues is $0.1 million and $0.2 million of software development amortization for the three and nine months ended March 31, 2019, respectively, and $0.1 million and $0.2 million of software development amortization for the three and nine months ended March 31, 2018, respectively.

 Operating Expenses.

Our operating expenses for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, were as follows:

	For the Three Months Ended March 31,
	2019	2018	Variance $	Variance %
Research and development	$1,649	$1,274	$375	29%
Sales and marketing	752	828	(76)	(9)%
General and administrative	1,385	1,589	(204)	(13)%
Depreciation and amortization	57	60	(3)	(5)%
Total Operating Expenses	$3,843	$3,751	$92	2%

Our operating expenses for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018, were as follows:

	For the Nine Months Ended March 31,
	2019	2018	Variance $	Variance %
Research and development	$4,295	$3,469	$826	24%
Sales and marketing	2,525	2,567	(42)	(2)%
General and administrative	4,469	4,521	(52)	(1)%
Depreciation and amortization	168	176	(8)	(5)%
Total Operating Expenses	$11,457	$10,733	$724	7%

Research and Development Expenses. For the three and nine months ended March 31, 2019, compared to the same period in the prior year, research and development (“R&D”) expenses increased due to additional resources focused on new initiatives for the Company and lower capitalized costs. R&D expenses for the three months ended March 31, 2018 excluded $0.4 million of capitalized costs. There were no capitalized costs for the three months ended March 31, 2019.  R&D expenses for the nine months ended March 31, 2019 and 2018 excluded $0.6 million and $1.3 million, respectively, of capitalized costs. Decreases in capitalized costs are associated with certain capitalizable projects being completed.

Sales and Marketing Expenses.  For the three and nine months ended March 31, 2019, compared to the same periods in the prior year, sales and marketing expenses decreased slightly due to timing of expenses.

General and Administrative Expenses.  For the three months ended March 31, 2019, compared to the same period in the prior year, general and administrative expenses decreased primarily due to timing of fees for professional services and annual incentive accruals. For the nine months ended March 31, 2019, compared to the same period in the prior year, general and administrative expenses remained relatively flat.

Depreciation and Amortization Expenses.  For the three and nine months ended March 31, 2019, compared to the same periods in the prior year, depreciation and amortization expenses remained relatively consistent.

Other Income (Expense). For the three and nine months ended March 31, 2019, compared to the same period in the prior year, interest expense decreased primarily due to the reduction in the outstanding debt balance and lower interest rates under the credit facility.

Income Taxes. Income tax expense was $0.2 million for the three months ended March 31, 2019, compared to an income tax benefit of $0.1 million for the three months ended March 31, 2018. The effective tax rate was 20% for the three months ended March 31, 2019, as compared to (8%) for the three months ended March 31, 2018. The increase in the effective tax rate was due to the utilization of US R&D credits taken in the prior year, that had not been previously taken. The effective tax rate was 18% for the nine months ended March 31, 2019, as compared to 31% for the nine months ended March 31, 2018. The decrease in the effective tax rate for the nine months ended March 31, 2019 compared to the same period in the prior year, was primarily due to the lower US federal statutory rate effective January 1, 2018 as per the Tax Cuts and Jobs Act (see Note 6), tax benefits from equity compensation, and the revaluation of our net deferred tax assets at the lower US federal statutory rate and the one-time repatriation tax on deemed repatriation of historical earnings on our foreign subsidiaries in the prior year, as per the Tax Cuts and Jobs Act, partially offset by lower R&D tax credits.

Liquidity and Capital Resources

	For the Nine Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$3,473	$5,208
Net cash used in investing activities	(636)	(1,377)
Net cash used in financing activities	(1,782)	(1,325)
Effect of exchange rate changes	(88)	26
Net change in cash and cash equivalents	967	2,532
Cash and cash equivalents at beginning of period	4,171	1,260
Cash and cash equivalents at end of period	$5,138	$3,792

For the nine months ended March 31, 2019

Net cash provided by operating activities was primarily due to net income of $2.8 million, non-cash adjustments of $0.8 million, and negative changes in working capital of $0.1 million.

The non-cash adjustments were primarily due to non cash stock compensation expense of $0.5 million. The negative changes in working capital were primarily due to a decrease in accrued expenses and other liabilities due to the timing of payments and increases in accounts receivable due to the timing of collections. This decrease to working capital was partially offset by an increase in deferred revenues due primarily to the timing annual contracts billed to customers and deferrals of professional services.

Net cash used in investing activities was primarily due to capitalized software development costs of $0.6 million

Net cash used in financing activities relates primarily due to the repayment of borrowings under the New Credit Facility (defined below) of $1.3 million.

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

Net cash used in financing activities primarily relates to the repayment of borrowings under the Credit Facility (defined below) of $1.3 million.

Fiscal Year 2019 Liquidity and Capital Resource Outlook

Our principal sources of liquidity are cash on hand, cash generated from operations and our Credit Facility. To date, most of our profits have been generated by MAM UK; however, with the introduction of new products and our efforts to grow our MAM NA operations, our current plan anticipates that our MAM NA operations will increase revenue and profit over the next couple of years. We expect to invest in additional sales and marketing staff and to increase our professional services and support staff.

We expect to see continued revenue growth from both our MAM NA and MAM UK operations for the remainder of fiscal year 2019. We also expect to see continuing improvement in profitability due to the increase in revenue, partially offset by our continued investment in growth initiatives, including R&D.

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

Working Capital

Working capital was $1.4 million at March 31, 2019, as compared to $0.7 million at June 30, 2018. Working capital included the current portion of long-term debt of $2.1 million at March 31, 2019 as compared to $1.8 million at June 30, 2018.

Capital Expenditures

Capital expenditures for the nine months ended March 31, 2019 and 2018 were $0.6 million and $1.4 million, respectively. The capital expenditures included capitalized software development costs of $0.6 million and $1.3 million for the nine months ended March 31, 2019 and 2018, respectively, which were primarily related to the development of VAST Online.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Accounting policies currently deemed critical are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the first nine months of 2019, except as noted below.

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

Professional Services

Revenue from professional services is typically comprised of implementation, development, training or other consulting services. Professional services are generally sold on an hourly/daily rate or fixed fee basis, and can include services ranging from software installation to data conversion, basic customizations, and building non-complex interfaces to allow the software to operate in integrated environments. For perpetual orders, the Company recognizes revenue for hourly arrangements as the services are performed.  In fixed fee arrangements for perpetual orders, revenue is recognized as services are performed as measured by hours incurred to date, compared to total estimated hours to complete the services project. Management applies judgment when estimating project status and the time necessary to complete the services projects. A number of internal and external factors can affect these estimates, including changes to specifications, testing and training requirements. For SaaS orders, fees associated with professional services are deferred and recognized ratably over the estimated customer life.  Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

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

The Company’s revenue by geography and type is as follows (in thousands):

	For the Three Months Ended March 31,
Net Revenues	2019	2018
MAM UK:
Recurring	$5,349	$5,396
Non-recurring	776	783
Total MAM UK Revenues	6,125	6,179

MAM NA:
Recurring	2,566	2,343
Non-recurring	787	587
Total MAM NA Revenues	3,353	2,930

Total Net Revenues	$9,478	$9,109

	For the Nine Months Ended March 31,
Net Revenues	2019	2018
MAM UK:
Recurring	$15,659	$15,188
Non-recurring	2,393	2,016
Total MAM UK Revenues	18,052	17,204

MAM NA:
Recurring	7,543	6,893
Non-recurring	2,139	2,150
Total MAM NA Revenues	9,682	9,043

Total Net Revenues	$27,734	$26,247

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 31, 2019 was as follow:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2019 - January 31, 2019	900	$7.95	900	$1,685,792
February 1, 2019 - February 28, 2019	896	$7.98	896	$1,678,611
March 1, 2019 - March 31, 2019	-	$-	-	$1,678,611
Total for Three Months Ended March 31, 2019	1,796		1,796

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

MAM Software Group, Inc.

Date: May 9, 2019	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.