Form 10-K
period 2019-06-30
MAM SOFTWARE GROUP, INC.
filed 2019-09-30
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (610) 336-9045

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.0001 par value	MAMS	NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☑

As of December 31, 2018, 12,587,789 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2018, the last business day of the second fiscal quarter, was approximately $49,164,220 based on the average high and low price of $7.90 for the registrant’s common stock as quoted on NASDAQ Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 12,624,973 shares of its common stock outstanding as of September 26, 2019.

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A – Risk Factors” below.

ii

PART I

Item 1.	Business

Overview

MAM Software Group, Inc. (“MAM,” "the Company," “we,” “our,” or “us”) is a leading provider of cloud-based business and on-premise management solutions for the auto parts, tires and vertical distribution industries. We have a broad line of software solutions and services to address the information technology (“IT”) needs of virtually every significant sector of the automotive aftermarket in the United Kingdom (“UK”) and Ireland (collectively referred to as the “UK Market”) and in the United States of America (“US”) and Canada (collectively referred to as the “NA Market”), and are seeking to leverage this position into new geographic territories and industry verticals.

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

MAM NA

MAM NA is a provider of software to the automotive aftermarket in NA. MAM NA’s three primary software solutions are Autopart, VAST, VAST Online and Autocat. Autopart is designed for the warehouse distributor and the parts store segment of the market and VAST and VAST Online are designed for the auto service and tire segment of the market, while Autocat is an electronic parts catalog designed to help Autopart, VAST and VAST Online users to identify parts.

Our Technologies

All MAM programs are based on the Microsoft® Windows® family of operating systems. Each MAM program is fully compatible with the other MAM applications in its range, enabling them to be combined to create a fully integrated package.

Our solutions are available as both “on-premise” applications (sold via the traditional perpetual licensing model) and “cloud” solutions that are delivered as a service over the Internet on a subscription basis.

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

Market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years. Now, software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for these businesses to either purchase supporting software and hardware for an on-premise system or the need to keep IT people on staff to monitor and upgrade such a system.

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

Our cloud model is based on Microsoft® Azure, Microsoft development tools, and proven open source web technologies, utilizing Microsoft's global scale services to help our customers achieve success with support for user experiences on both desktop and mobile devices. Our customers that have moved away from traditional on-premise software to our cloud-based service applications benefit by reducing the complexity typical of on-premise software implementations, customizations, and upgrades. Through cloud-based service, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, thereby reducing their need to buy and maintain their own IT resources. As a part of our cloud-based service, we also provide training and support services to our customers.

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

VAST Online. VAST Online is a the cloud-based version of our VAST platform. VAST Online has a modern user interface which maintains a familiar workflow that users are comfortable with and will run smoothly on a desktop or tablet. As a cloud hosted solution, software updates and back-ups happen automatically and seamlessly in a secure data center. With its seamless connectivity to MAM's e-commerce solution, shops can instantly see part and tire availability at participating suppliers, and place hot-shot orders directly within a work order. We had been working with Goodyear to deliver a version of VAST Online that began rollout at the end of fiscal year 2019, as their next generation cloud-based point of sale solution. The VAST Online product will be promoted to the wider UK Market and NA Market.

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

•

Retail Channel. The retail channel is comprised of large specialty retailers, small independent parts stores and regional chains that sell to “do-it-yourself” customers. Larger specialty retailers, such as Advance Auto Parts, AutoZone, Inc., and O’Reilly Automotive, Inc. carry a greater number of parts and accessories at more attractive prices than smaller retail outlets and are gaining market share. The business management systems used in this channel are either custom developed by the large specialty retailers or purchased from business systems providers by small- to medium-sized businesses. We have products and services that support the retail channel.

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

Research and Development

We spent $6.4 million for the year ended June 30, 2019 on research and development including capitalized software development costs, as compared to $6.3 million for the year ended June 30, 2018.

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

Customers

During the years ended June 30, 2019 and 2018, no customer accounted for more than 10% of our total net revenues. Our top ten customers collectively accounted for 23% and 24% of our total net revenues during the years ended June 30, 2019 and 2018, respectively.

Competition

In the NA Market, Autopart competes primarily with Epicor Inc. and several other software companies, including Autologue and Fuse 5. VAST competes primarily with ASA, ARI, and MaddenCo, Inc., each of which provides similar products and services as VAST, to the US automotive aftermarket. We are continuously subject to competition from in-house developed custom systems, information products and online services. For example, AutoZone, Inc. and Genuine Parts Company’s NAPA Parts Group each have developed their own business management systems and electronic automotive parts catalogs for their stores and members, although we currently have a partnership agreement with each of these companies to supply their information products through our solutions.

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

In the UK Market, we compete primarily with Epicor, Inc. and Kerridge Commercial Systems Limited (“Kerridge”) in the parts sector of the automotive aftermarket. In the tire sector of the UK Market, we compete primarily with CAM Systems, Tyreman and Team Systems. In the vertical sector of the UK Market, we compete with Kerridge, Chatsworth, Blue Rock, OGL, Merlin and Ramtac. We feel that we provide a range of solutions that combine proven concepts with cutting-edge technology that are functional, effective and reliable, and offer solutions that enable businesses to identify and implement new efficiencies and increase existing efficiencies, to our competitive advantage. We believe that these efforts, together with strong post-sales support and ongoing in-depth product and market support, will assist us in generating and maintaining our position within the UK Market.

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

As of June 30, 2019, we had 249 full-time employees and 8 part-time employees.

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

As of the date of hereof, our executive officers, directors and affiliated parties beneficially own approximately 51% of our common stock. As a result, our executive officers and affiliated parties will have significant influence to:

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

As of September 26, 2019, there were 12,672,132 shares of our common stock issued and 12,624,973 shares of our common stock outstanding. Our certificate of incorporation, as amended, authorizes the issuance of an aggregate of 18,000,000 shares of common stock and 2,000,000 shares of preferred stock, on such terms and at such prices as our board of directors may determine. These shares are intended to provide us with the necessary flexibility to undertake and complete plans to raise funds if and when needed. In addition, we may pursue acquisitions that could include issuing equity, although we have no current arrangements to do so. Any such issuances of securities would have a dilutive effect on current ownership of MAM stock. The market price of our common stock could fall in response to the sale or issuance of a large number of shares, or the perception that sales of a large number of shares could occur.

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

MAM NA also has an office at 1320 Hausman Road, Suite 101, Allentown, Pennsylvania, 18104 and its telephone number is (610) 336-9045. The Allentown, Pennsylvania office is approximately 3,500 square feet in size and is leased for an approximate monthly cost of $5,100.

MAM Ltd. has three offices. Its headquarters are located at Maple Park, Maple Court, Tankersley, S75 3DP, UK. The Tankersley telephone number is 0-11-44-122-635-2900. It also has a regional office at 15 Duncan Close, Red House Square, Moulton Park, Northampton, NN3 6WL, UK. The Northampton telephone number is 44-160-449-4001. It has a second regional office at Leanne Business Centre, Sandford Lane, Wareham, Dorset, BH20 4DY, UK. The Wareham telephone number is 44-192-955-0922. MAM Ltd. leases approximately 15,250 square feet at its Tankersley office at a monthly cost of approximately $18,900. It leases approximately 1,200 square feet at its Northampton office at a monthly cost of approximately $1,100 and approximately 700 square feet at its Wareham office at a monthly cost of approximately $700.

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

	2018
	High	Low
1st Quarter ended September 30, 2017	$7.85	$6.11
2nd Quarter ended December 31, 2017	$9.42	$7.05
3rd Quarter ended March 31, 2018	$7.88	$6.73
4th Quarter ended June 30, 2018	$9.26	$7.60

	2019
	High	Low
1st Quarter ended September 30, 2018	$8.74	$7.00
2nd Quarter ended December 31, 2018	$8.80	$6.68
3rd Quarter ended March 31, 2019	$8.91	$6.53
4th Quarter ended June 30, 2019	$10.75	$8.30

Holders

As of September 26, 2019, there were 12,624,973 shares outstanding and approximately 324 holders of record of our shares. Because shares of our common stock are held by depositories, brokers, and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. Our transfer agent and registrar is Corporate Stock Transfer, whose address is 3200 Cherry Creek Drive South, Denver, Colorado 80209.

Dividends

We have never declared or paid dividends on our common stock, and our board of directors does not intend to declare or pay any dividends on our common stock in the foreseeable future. Our earnings are expected to be retained for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on our common stock will be at the discretion of our board of directors and will depend upon a variety of factors, including our future earnings, capital requirements, financial condition and such other factors as our board of directors may consider to be relevant from time to time.

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

The following discussion and analysis of the results of operations and financial condition is for the fiscal years ended June 30, 2019 and 2018, and should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Report.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, “Cautionary Note Regarding Forward-Looking Statements” and “Business” sections in this Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless the context indicates or requires otherwise, (i) the terms “MAM,” “we,” “our,” “ours,” and “us” refer to MAM Software Group, Inc. and its principal operating subsidiaries; (ii) the term “MAM Ltd.” refers to MAM Software Limited; (iii) the term “MAM NA” refers to MAM Software, Inc.; (iv) the term “Origin” refers to Origin Software Solutions, Ltd.; and (v) the term “MAM UK” collectively refers to MAM Ltd. and Origin;

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

Our revenues and income are derived primarily from the sale of business management software, data, ecommerce solutions and services and support. For MAM UK, we also earn a percentage of our revenue and income from the sale of hardware systems to clients. During the year ended June 30, 2019, we generated revenues of $37.7 million and had net income of $3.7 million; 64% of these revenues came from the UK Market.

We are headquartered in Blue Bell, Pennsylvania and maintain additional offices for our NA Market operations in Allentown, Pennsylvania, and for our UK Market operations, in Tankersley, Northampton, Wareham and Bristol, UK. The software that we sell is Microsoft® Windows® based technology. The three primary market segments that we service in NA cover all of the components of the automotive aftermarket supply chain. The first is “warehouse distribution.” Into this market we sell our Autopart and Warehouse Management System (“WMS”) products to new prospects. Autopart and WMS products enables large warehouses with thousands of stock keeping units (“SKU”) to locate, manage, pack and deliver parts with ease and efficiency. Second, these parts are distributed to the next business in the chain, which is the “jobber” or parts store. Into this market segment we also sell our Autopart product, which manages a jobber’s business (i.e., financial, stock control and order management) but more importantly enables the jobber to quickly identify the parts that the jobber’s client needs, either via the Internet or telephone, so that the correct product for the vehicle on the ramp can be supplied. The third and next segment of the automotive aftermarket supply chain is the tire and auto service businesses, which repair and maintain automobiles. The tire and auto service businesses need systems that enable them to efficiently and simply manage essential business processes, whether as a single entity or multi-location operation. Into this segment we sell our Autowork Online and VAST products. Our Autocat solution is an Internet based parts identification tool and when used in conjunction with OpenWebs™, an electronic trading solution, it allows the three market segments mentioned above to connect to each other to allow electronic ordering to take place in real time both up and down the supply chain. The UK Market differs from that of NA in that it does not have the same number of large warehouse distribution centers. In the UK Market, we sell the Autopart product to the jobber market and we sell Autowork Online to the auto service market. In the UK, we also sell our Autocat solution in conjunction with Autonet, which is the UK equivalent of OpenWebs™.

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

We introduced our first subscription-based service solution over the Internet in 2005 in the UK Market, and we began marketing our first cloud system to customers in the NA Market in 2013. Since that time, we have significantly expanded our cloud-based offerings and are offering customers that maintain in-house installations the option to move to our cloud-computing model. While transitioning our MAM UK customers to a cloud computing model results in a decrease in our up-front revenue recognition, we believe that this is a necessary transition and is in the best interests of our customers and our own long-term business prospects as an increasing number of our customers are looking for solutions that are highly functional, easy to use, configurable and fast.

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

Autowork Online was launched in 2010 and as of June 30, 2019 we had 3,063 customers subscribing to this service. A white label version of this product, which is our product rebranded by a different company, is being sold into the NA Market by ALLDATA LLC. Autopart Online was launched in August 2011 in the UK Market and in 2014 in the NA Market. As of June 30, 2019, we had 530 customers subscribing to this service.

We have been developing VAST Online, the cloud-based version of our VAST platform and have deployed a final version of this product in fiscal year end 2019. VAST Online has a modern user interface which maintains a familiar workflow that users are comfortable with and will run smoothly on a desktop or tablet. As a cloud hosted solution, software updates and back-ups happen automatically and seamlessly in a secure data center. With its seamless connectivity to MAM's e-commerce solution, shops can instantly see part and tire availability at participating suppliers, and place hot-shot orders directly within a work order. We had been working with Goodyear to deliver a version of VAST Online that began rollout at the end of fiscal year 2019, as their next generation cloud-based point of sale solution. The VAST Online product will be promoted to the wider UK Market and NA Market.

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

The fifth area of focus is the continued investment in research and development that allows us to deliver innovative new solutions and modules in the prior areas of focus. During the year ended June 30, 2019, we continued to invest in the development of VAST Online for the NA Market and introduced a number of enhancements to our existing products which created additional value for existing and prospective customers.

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

Impact of Currency Exchange Rate

Our net revenue derived from sales in currencies other than the US dollar was 64% and 65% for the years ended June 30, 2019 and 2018, respectively. As the US dollar strengthens in relation to the Great Britain Pound (“GBP”), our revenue and income, which is reported in US dollars, is negatively impacted. Changes in the currency values occur regularly and, in some instances, may have a significant effect on our results of operations.

Income and expenses of MAM UK are translated at the average exchange rate. The exchange rate for MAM UK’s operating results was US $1.29405 per GBP for the year ended June 30, 2019, as compared to US $1.34709 per GBP for the year ended June 30, 2018.

Assets and liabilities of MAM UK are translated into US dollars at the period-end exchange rates. The exchange rate used for translating assets and liabilities of MAM UK was US $1.26904 per GBP at June 30, 2019, as compared to US $1.32029 per GBP at June 30, 2018.

Currency translation income (loss) adjustments are accumulated as a separate component of stockholders’ equity, which totaled $(3.8) million and $(3.2) million as of June 30, 2019 and 2018, respectively.

Deferred Revenue

Quarterly and annual revenues are impacted by the deferral of revenue related to implementation and installation charges for SaaS contracts. The expectation is that there will be a continued shift to the cloud-based version of our products from our perpetual license products and that the associated revenue will shift from being recognized at the time of the transaction to being recognized over the customer life. However, as we will continue to offer perpetual license products, we cannot fully anticipate how revenue will be impacted. As of June 30, 2019, deferred revenue was $3.9 million.

Results of Operations

Net Revenues. Our net revenues for the fiscal year ended June 30, 2019 compared with the year ended June 30, 2018 were as follows (dollars in thousands):

	For the Year Ended June 30,
Net Revenues	2019	2018	$ Variance	% Variance
MAM UK:
Recurring	$21,058	$20,497	$561	3%
Non-recurring	3,159	2,967	192	6%
Total MAM UK Revenues	$24,217	$23,464	$753	3%

MAM NA:
Recurring	$10,154	$9,306	$848	9%
Non-recurring	3,343	3,007	336	11%
Total MAM NA Revenues	$13,497	$12,313	$1,184	10%

Total Net Revenues	$37,714	$35,777	$1,937	5%

Total net revenues increased $1.9 million, which included unfavorable foreign currency exchange rate movements of $1.0 million.

Net revenues from our MAM UK operations increased primarily as a result of a $1.4 million increase in recurring revenues as customers continue to migrate to a SaaS platform and growth in DaaS services, and a $0.3 million increase in non-recurring revenues related to custom development projects, offset by a $1.0 million decrease due to unfavorable foreign currency exchange rate movements

Net revenues from our MAM NA operations increased for recurring and system sales as a result of overall growth in the market for SaaS and DaaS services.

Cost of Revenues. Our cost of revenues for the fiscal year ended June 30, 2019, compared with the year ended June 30, 2018 were as follows (dollars in thousands):

	For the Year Ended June 30,
	2019	2018	$ Variance	% Variance
Cost of Revenues:
MAM UK	$10,065	$10,059	$6	0%
MAM NA	6,678	6,029	649	11%
Total Cost of Revenues	$16,743	$16,088	$655	4%

For the year ended June 30, 2019 compared to the same period in the prior year, cost of revenues increased $0.7 million which included favorable foreign currency rate movements of $0.4 million. Increases in costs of services were primarily due to increases in professional services headcount, support headcount and hosting infrastructure to support growth.

Operating Expenses. Our operating expenses for the fiscal year ended June 30, 2019, compared with the year ended June 30, 2018 (dollars in thousands):

	For the Year Ended June 30,
	2019	2018	$ Variance	% Variance
Operating Expenses:
Research and development	$5,814	$4,734	$1,080	23%
Sales and marketing	3,349	3,458	(109)	(3)%
General and administrative	6,644	6,366	278	4%
Depreciation and amortization	223	237	(14)	(6)%
Total Operating Expenses	$16,030	$14,795	$1,235	8%

Research and Development (“R&D”) Expenses. For the year ended June 30, 2019, compared to the same period in the prior year, R&D expenses increased due to a $1.2 million increase in development resources in order to support new client developments and lower capitalized labor due to completion of certain development projects and $0.2 million in favorable foreign exchange rate currency movements. R&D expenses for the years ended June 30, 2019 and 2018 excluded $0.5 million and $1.5 million, respectively, of capitalized software development costs.

Sales and Marketing Expenses. For the year ended June 30, 2019 compared to same period in the prior year, sales and marketing expenses decreased $0.1 million primarily due to lower headcount in the UK and lower commission expense from perpetual sales and favorable foreign exchange rate currency movements.

General and Administrative Expenses. For the year ended June 30, 2019 compared to the same period in the prior year, general and administrative expenses increased $0.2 million primarily due to taxes and the acceleration of expense on the vesting of equity compensation awards, offset by favorable foreign exchange rate currency movements.

Depreciation and Amortization Expenses. For the year ended June 30, 2019 compared to the same period in the prior year, depreciation and amortization remained relatively consistent.

Other Income (Expense). For the year ended June 30, 2019 compared to the same period in the prior year, interest expense remained relatively consistent.

Income Taxes. Income taxes decreased $0.4 million due to an income tax expense of $0.9 million for the year ended June 30, 2019, as compared to income tax expense of $1.3 million for the year ended June 30, 2018. The effective tax rate was 19% for the year ended June 30, 2019, as compared to 28% for the year ended June 30, 2018. The decrease in the effective tax rate was primarily due a full year of the lower US federal statutory tax rate at 21% for the year ended June 30, 2019 compared to the blended US federal statutory rate of 28% for the year ended June 30, 2018 and the revaluation of our net deferred tax assets at the lower US federal statutory rate and the one-time repatriation tax on deemed repatriation of historical earnings on our foreign subsidiaries, as per the Tax Cuts and Jobs Act (see Note 5 to the consolidated financial statements included elsewhere herein), in the prior year.

 Liquidity and Capital Resources

	June 30,	June 30,
(in thousands)	2019	2018

Net cash provided by operating activities	$4,547	$6,504
Net cash used in investing activities	(653)	(1,652)
Net cash used in financing activities	(2,317)	(1,856)
Effect of exchange rate changes	(240)	(85)
Net change in cash and cash equivalents	1,337	2,911
Cash and cash equivalents at beginning of period	4,171	1,260
Cash and cash equivalents at end of period	5,508	4,171

For the Year Ended June 30, 2019

Net cash provided by operating activities was due to net income of $3.7 million, non-cash adjustments of $1.8 million and negative changes in working capital of $0.9 million.

Non-cash adjustments were primarily due to non cash compensation expense of $1.0 million. The negative changes in working capital were primarily due to a decrease in accrued expenses and other liabilities due to the timing of payments and increases in accounts receivable due to the timing of collections and a decrease in taxes payable due timing of corporate tax payments. This decrease to working capital was partially offset by an increase in deferred revenues due primarily to the timing of  annual contracts billed to customers and deferrals of professional services.

Net cash used in investing activities was primarily due to capitalized software development costs of $0.5 million, primarily related to the development of VAST Online.

Net cash used in financing activities was primarily due to the repayment of long-term debt of $1.8 million.

For the Year Ended June 30, 2018

Net cash provided by operating activities was due to net income of $3.2 million, non-cash adjustments of $1.8 million and positive changes in working capital of $1.5 million.

Non-cash adjustments were primarily attributable to the change in deferred taxes as noted above. The positive changes in working capital were due to an increase in deferred revenue and an increase in payroll taxes related to the vesting of equity compensation awards.

Net cash used in investing activities was primarily due to capitalized software development costs of $1.5 million, primarily related to the development of VAST Online.

Net cash used in financing activities was primarily due to the repayment of long-term debt of $1.8 million.

Fiscal 2020 Liquidity and Capital Resource Outlook

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

On March 2, 2017, we entered into a credit facility (“New Credit Facility”) with Univest Bank and Trust Co. (“Univest”). In connection with the New Credit Facility, the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the “Credit Agreements”). The New Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver. We used the initial proceeds of the Credit Facility to repay all of our obligations under our Prior Credit Facility. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBOR Rate (as defined in the “Credit Agreements”) or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants. The maturity date under the Credit Agreements is August 1, 2021. Under the terms of the New Credit Facility, we are required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. Our obligations under the New Credit Facility are secured by all of our US assets and are guaranteed by MAM Software Inc. Additionally, we pledged 65% of the stock of MAM Ltd.

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

Working Capital

Working capital was improved at June 30, 2019 at $2.6 million, as compared to $0.7 million at June 30, 2018. Working capital included the current portion of long-term debt of $2.1 million and $1.8 million at June 30, 2019 and 2018, respectively, which were primarily related to the development of VAST Online for NA.

Capital Expenditures

Capital expenditures for the years ended June 30, 2019 and 2018 were $0.7 million and $1.7 million, respectively. The capital expenditures included capitalized software development costs of $0.5 million and $1.5 million for the years ended June 30, 2019 and 2018, respectively.

 Fiscal 2020 Outlook

We expect to see continued revenue growth from both our MAM NA and MAM UK operations during fiscal year 2020. We also expect to see continuing improvement in profitability due to the increase in revenue, partially offset by our continued investment in growth initiatives, including R&D.

Our growth plan for the UK Market includes expanding our presence in automotive aftermarket and expanding into new vertical markets, including lumber and hardware. Our growth plan for the NA Market is focused on expanding our presence in the automotive aftermarket, including further rolling out our new VAST Online and Autocat products, while also growing our established products, including Autopart.

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

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationship.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt.

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

Determining into which category within the hierarchy an asset or liability belong may require significant judgment. We evaluate our hierarchy disclosures each quarter. We believe that the carrying values of all financial instruments, except long-term debt, approximate their fair values due to their nature and respective durations. The carrying value of long-term debt approximates fair value based on borrowing rates currently available to us.

We classified our contingent acquisition consideration liability in connection with the acquisition of Origin within the Level 3 category, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. At the time of the acquisition, we estimated the fair value of the contingent consideration liability, which consisted of net income based milestones, using assumptions including estimated revenues (based on internal budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates. Any change in these assumptions could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration is remeasured each reporting period. The contingent consideration liability totaled $0.4 million and $0.5 million as of June 30, 2019 and June 30, 2018, respectively.

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

Software Development Costs

Costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility has been established, computer software development costs (consisting primarily of internal labor costs) are capitalized and reported at the lower of amortized cost or estimated realizable value. Purchased software development cost is capitalized and recorded at its estimated fair market value. When a product is ready for general release, its capitalized costs are amortized on a product-by-product basis. The annual amortization is the greater of: the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, and the straight-line method over the remaining estimated economic life (a period of three to ten years) of the product including the period being reported on. If the future market viability of a software product is less than anticipated, impairment of the related unamortized development costs could occur, which could significantly impact our results of operations.

Goodwill

Goodwill that has an indefinite useful life is not amortized but rather are tested at least annually for impairment. Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by us.

Long-Lived Assets

Our management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of the long-lived asset can be recovered through projected undiscounted future cash flows over its remaining life. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2019, management believed there was no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s contracts which contain multiple performance obligations generally consist of the initial purchase of subscription or licenses, a professional services engagement, and support and maintenance engagement.  License purchases generally have multiple performance obligations as customers also purchase support and maintenance in addition to the licenses.  The Company’s single performance obligation arrangements are typically support and maintenance renewals, subscription renewals and professional services engagements.

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

The Company’s revenue by geography and type is as follows (in thousands):

	For the Years Ended June 30,
Net Revenues	2019	2018
MAM UK:
Recurring	$21,058	$20,497
Non-recurring	3,159	2,967
Total MAM UK Revenues	24,217	23,464

MAM NA:
Recurring	10,154	9,306
Non-recurring	3,343	3,007
Total MAM NA Revenues	13,497	12,313

Total Net Revenues	$37,714	$35,777

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

Stock-Based Compensation

For valuing stock options awards, we have elected to use the Black-Scholes Merton option pricing valuation model (“Black-Scholes”). For the expected term, we use a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of the option. For volatility we consider our own volatility as applicable for valuing its options and warrants. Forfeitures are accounted for prospectively as they are incurred. The risk-free interest rate is based on the relevant US Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid over the option’s expected term; we currently have no plans to pay dividends.

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

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during the period from non-owner sources. For the years ended June 30, 2019 and June 30, 2018, the components of comprehensive income consisted of foreign currency translation gains (losses).

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the new guidance, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. ASU 2017-04 will be effective for the Company for the fiscal year ending June 30, 2021. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.”  The update requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and will be effective for the Company in its first quarter of fiscal year 2020. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of ASU 2016-02.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as amended (the “Exchange Act”), as of June 30, 2019. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in MAM’s internal control over financial reporting in our fourth fiscal quarter of the fiscal year ended June 30, 2019 covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On August 30, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kerridge and Chickadee Holdings Inc., a Delaware corporation and wholly-owned indirect subsidiary of Kerridge (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Kerridge (the “Merger”).

Pursuant to the Merger Agreement, upon the closing of the Merger (the “Closing”), each share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than shares of treasury stock owned by each of the Company, Kerridge or Merger Sub, shares owned by any other subsidiary of Kerridge or the Company or shares with respect to which appraisal rights have been properly exercised in accordance with the General Corporation Law of the State of Delaware) will be converted into the right to receive $12.12 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”). Each Company option outstanding immediately prior to the effective time of the Merger, whether or not then vested or exercisable, will be cancelled and converted into the right to receive, for each share of Company common stock subject to such stock option, an amount in cash, without interest, equal to the excess, if any, of the Merger Consideration over the per share exercise price of such option. Each share of Company restricted stock outstanding immediately prior to the effective time of the Merger will vest and be cancelled and converted into the right to receive an amount in cash, without interest, equal to the Merger Consideration. Additionally, the right of each participant of each of the Company’s employee stock purchase plans (each, a “Company ESPP”) to purchase shares of Common Stock under each such Company ESPP will terminate as of the date of the Merger Agreement and all amounts allocated to each such participant’s account under each such Company ESPP will be returned to each such participant.

The consummation of the Merger is subject to customary closing conditions, including, without limitation, (i) receiving the approval of holders of a majority of the voting power of the outstanding Common Stock, which approval was effected after execution of the Merger Agreement, by written consent of the Principal Stockholders (as defined below) (the “Written Consent”), (ii) the absence of legal restraints preventing the consummation of the Merger, (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement), (iv) subject to certain qualifications, the accuracy of representations and warranties of the Company, Kerridge and Merger Sub, (v) the performance in all material respects of the obligations of the Company, and (iv) the passing of twenty (20) days from the date on which the Company mails to the Company’s stockholders the information statement in definitive form.

The Merger Agreement contains certain customary covenants, including covenants providing (i) for each of the parties thereto to use their reasonable best efforts to cause the Merger and the other transactions contemplated by the Merger Agreement to be consummated and (ii) for the Company to carry on its business in the ordinary course in all material respects during the interim period between the execution of the Merger Agreement and the completion of the Merger.

The Merger Agreement contains customary termination rights for the parties thereto, including, among other things, the right to terminate in the event that the Merger has not been consummated on or before November 29, 2019. Additionally, depending upon specified circumstances set forth in the Merger Agreement, (i) the Company has agreed to pay to Kerridge a termination fee equal to $3,100,000, including in connection with a termination of the Merger Agreement by the Company in order to enter into a Superior Proposal (as defined in the Merger Agreement), and (ii) Kerridge has agreed to pay to the Company a termination fee equal to $8,400,000.

On August 30, 2019, following execution of the Merger Agreement, holders of an aggregate of 6,385,657 shares of Common Stock(collectively, the “Principal Stockholders”), which shares constituted approximately 50.58% of the voting power of the outstanding shares of the Common Stock, executed and delivered the Written Consent approving and adopting the Merger Agreement. No further approval of the Company’s stockholders is required to adopt the Merger Agreement. Following delivery of the Written Consent, pursuant to the terms of the Merger Agreement, the Company may not engage in any further discussions or solicitations regarding the potential acquisition of the Company by any third party, and the Company has no ability to terminate the Merger Agreement in order to enter into an alternative transaction. The foregoing description of the Written Consent does not purport to be a complete description and is qualified in its entirety by reference to the Written Consent, the form of which is attached to the Merger Agreement as Exhibit C.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Name of Director	Age	Director Since
Michael G. Jamieson	52	February 2010
Dwight B. Mamanteo	50	March 2007
Frederick G. Wasserman	65	July 2007
W. Austin Lewis IV	43	January 2009
Peter H. Kamin	57	May 2012

Michael G. Jamieson was appointed to the Board and to the position of interim Chief Executive Officer in February 2010. He became the Company’s Chief Executive Officer in June 2010. Mr. Jamieson previously served as Chief Operating Officer and a director of the Company from December 2005 to March 2007. Mr. Jamieson has served as Managing Director of MAM’s subsidiary, MAM Software Limited, since 2004. Mr. Jamieson joined MAM Ltd. in 1991 in its installation and configuration department and held a number of positions within MAM Ltd.’s implementation and support departments until his appointment as Department Manager for Workshop and Bodyshop Systems in 1995. Mr. Jamieson was promoted to the position of Associate Director of Workshop and Bodyshop Systems in 2002 before taking his role as Managing Director of MAM Ltd. in 2004. Mr. Jamieson brings to the Board significant expertise in the automotive aftermarket software industry, as well as experience in international business technology and extensive management and operating experience. Having in excess of 20 years’ experience with the Company, Mr. Jamieson brings unparalleled knowledge of the Company and its operations and an understanding of the markets the Company operates in as well as the challenges to opening up new markets whether in the United States or elsewhere around the world.

Dwight B. Mamanteo became a director of the Company on March 1, 2007. Mr. Mamanteo serves as the Chairman of the Company’s Compensation Committee and as a member of the Company’s Corporate Governance and Nominating Committee and Audit Committee. Since November 2004, Mr. Mamanteo has served as a Portfolio Manager at Wynnefield Capital, a private investment management firm. Since October 2018, Mr. Mamanteo has served on the Board of Directors of Cherokee, Inc. (NasdaqGS: CHKE), a global brand marketing platform that manages a growing portfolio of fashion and lifestyle brands across multiple consumer product categories and retail tiers around the world. Mr. Mamanteo serves as the Chairman of the Compensation Committee and as a member of the Nominating and Governance Committee and Audit Committee of Cherokee, Inc. Since January 2014, Mr. Mamanteo has served on the Board of Directors of GlyEco, Inc. (OTCPink: GLYE), a developer, manufacturer and distributor of performance fluids for the automotive, commercial and industrial markets. Mr. Mamanteo serves as the Chairman of the Board and as a member of the Audit Committee, Compensation Committee and Nominating and Governance Committee of GlyEco, Inc. From June 2013 to October 2014, Mr. Mamanteo served on the Board of Directors of ARI Network Services, Inc. (NasdaqCM: ARIS), a provider of products and solutions that serve several vertical markets with a focus on the outdoor power, power sports, marine, RV, and appliance segments. Mr. Mamanteo served as the Chairman of the Governance Committee and as a member of the Compensation Committee of ARI Network Services, Inc. From March 2012 to April 2012, Mr. Mamanteo served on the Board of Directors of CDC Software Corp. (NasdaqCM: CDCS), a provider of Enterprise CRM and ERP software designed to increase efficiencies and profitability. Mr. Mamanteo served as a member of the Audit Committee of CDC Software Corp. From April 2009 to November 2010, Mr. Mamanteo served on the Board of Directors of EasyLink Services International Corporation (NasdaqCM: ESIC), a leading global provider of on-demand electronic messaging and transaction services that help companies optimize relationships with their partners, suppliers, customers and other stakeholders. From December 2007 to November 2008, Mr. Mamanteo served on the Board of Directors and as the Chairman of the Board of PetWatch Animal Hospitals, Inc. (a private company), a provider of primary care and specialized services to companion animals through a network of fully owned veterinary hospitals. From September 2005 to November 2007, Mr. Mamanteo served on the Board of Directors of Sherpa Service Corps, Inc. (a private company), a service provider enabling subscribing institutions to accelerate academic and other institutions’ enrollment of international students and facilitating the institutions’ compliance with federal statutory obligations. Prior to joining Wynnefield Capital, Mr. Mamanteo worked in the field of technology for over 10 years in various positions for BEA Systems, VISA International, Ericsson, UNISYS, and as an independent consultant. Mr. Mamanteo received an M.B.A. from the Columbia University Graduate School of Business and a B. Eng. in Electrical Engineering from Concordia University (Montreal). Mr. Mamanteo brings to the Board valuable business and finance experience, particularly the experience of a professional who has had experience in other industries by virtue of his investing experience, as well as related operational experience gained in technology companies such as BEA, Ericsson and UNISYS.

Frederick G. Wasserman became a director of the Company on July 17, 2007 and was named as Chairman of the Board of Directors on June 29, 2016. Mr. Wasserman is President of FGW Partners, LLC, a financial management consulting firm he started, effective as of May 1, 2008. From January 2007 through April 2008, Mr. Wasserman provided financial management consulting services as a sole proprietor. He also brings 13 years of public accounting experience, most notably work with each of Coopers & Lybrand and Eisner & Company. Mr. Wasserman also serves as a director for the following companies: Tapimmune, Inc. (Chairman of the Nominating and Governance Committee, and Member of the Audit Committee), DLH Holdings Corp. (Chairman - Board of Directors) and SMTC Corporation (Chairman of the Audit Committee and Member of the Compensation Committee). From October 2013 to September 2016, Mr. Wasserman served on the Board of Directors of National Holdings, Inc. (which acquired Gilman + Ciocia, Inc. on October 15, 2013) (Member - Audit Committee; Co-Chair - Strategy Committee). From September 2007 to December 2015, he served on the Board of Directors of Breeze-Eastern Corporation (Chairman - Audit Committee; Compensation Committee). From December 2006 to August 2010, Mr. Wasserman served on the Board of Directors of Allied Defense Group (Member - Audit Committee, Ethics and Governance Committee). From July 2007 to August 2010, he served on the Board of Directors of Crown Crafts, Inc. Mr. Wasserman received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School and has been a Certified Public Accountant. Mr. Wasserman brings strong management and public company board experience to the Board which enable him to assure best management practices throughout the Company. In addition, his experience as a chief financial officer and/or financial consultant at several companies is an invaluable resource for the Board and the Company.

W. Austin Lewis IV was appointed to the Board on January 27, 2009. Mr. Lewis serves as Chairman of the Audit Committee and as a member of the Compensation Committee and the Corporate Governance and Nominating Committee of the Company. He currently serves as Chief Financial Officer and a director of Paid, Inc., an Internet e-commerce company, as well as the Chief Executive Officer of Lewis Asset Management Corp., an investment management company headquartered in New York City which he founded in 2004. From 2003 to 2004, Mr. Lewis was employed at Puglisi & Company, a New York based broker-dealer registered with FINRA, where he served as a registered representative and managed individual client accounts, conducted due diligence for investment banking activities and managed his own personal account. In 2002, Mr. Lewis co-founded Thompson Davis, & Company, Inc., a registered broker-dealer headquartered in Richmond, Virginia. From 1998 to 2002, Mr. Lewis was employed by Branch Cabell and Company, Inc. in Richmond, Virginia (“Branch Cabell”) where he was a registered representative. Following the November 2000 acquisition of Branch Cabell by Tucker Anthony Incorporated (“Tucker Anthony”), Mr. Lewis served as a Vice-President for Tucker Anthony and subsequently RBC Dain Rauscher, Inc. which acquired Tucker Anthony in August 2001. Mr. Lewis received his Bachelor of Science degree in Finance and Financial Economics from James Madison University in 1998. Mr. Lewis brings to the Board significant experience as an early-stage investor, principally in the information technology industry through his position as Chief Executive Officer of Lewis Asset Management. In addition, his experience in several facets of the financial industry provides him with a unique perspective on the opportunities and challenges facing early stage companies.

Peter H. Kamin was appointed to the Board on May 18, 2012. Mr. Kamin is the Chairman of the Corporate Governance and Nominating Committee and serves as a member of the Compensation Committee and the Audit Committee of the Company. Mr. Kamin is the founder and Managing Partner of 3K Limited Partnership (“3K”). For the 11 years preceding the formation of 3K, Mr. Kamin was a founding member and Managing Partner of ValueAct Capital. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P. Peak was a limited partnership, organized to make investments in a select number of domestic public and private companies. Mr. Kamin is presently Chairman of the Board of Directors of Tile Shop Holdings, a Director of Insurance Auto Auctions, Inc., as well as Chairman of several privately held companies. Mr. Kamin has previously served as a director of a number of public and privately held companies. Mr. Kamin holds a B.A. from Tufts University and an M.B.A. from Harvard’s Graduate School of Business. Mr. Kamin brings to the Board valuable business and finance expertise due to his significant experience as a director of publicly held companies and his substantial experience as an investor.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are:

Name	Age	Position
Michael G. Jamieson	52	Chief Executive Officer and Director
Brian H. Callahan	48	Chief Financial Officer
Lee Broad	46	Chief Technology Officer

Biographical information about Michael G. Jamieson appears above.

Brain H. Callahan was appointed as our Chief Financial Officer on October 19, 2015. Mr. Callahan has served as a senior executive financial officer of public companies and has over 20 years of experience in the areas of accounting and finance. Prior to joining the Company, Mr. Callahan served as Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer of Alteva, Inc., a publicly traded cloud-based communications company, from August 2012 to October 2015. From April 1998 to August 2012, Mr. Callahan held several positions of increasing responsibility, including his last leadership position of Senior Vice President of Finance, Accounting and Treasury, at Expert Global Solutions, Inc., a global provider of business process outsourcing services. From August 1994 to April 1998, Mr. Callahan was employed at Coopers & Lybrand L.L.P., an accounting firm. Mr. Callahan received a Bachelor of Science in Accounting from Drexel University, located in Philadelphia, Pennsylvania, and received his license (currently inactive) as a certified public accountant (CPA) in Pennsylvania.

Lee Broad was appointed as our Chief Technology Officer on July 1, 2013. Mr. Broad served as Director of Technical Development for MAM’s subsidiary, MAM Software Limited, from April 2004 to June 2013 and was the Software Development Manager from May 1999 to March 2004. Mr. Broad joined MAM Ltd. in April 1992 in its development department and was appointed lead developer for MAM Ltd.’s Autopart and Autocat product lines in November 1995. Mr. Broad brings unparalleled knowledge of the Company and its operations and has a wealth of technical expertise and knowledge of the automotive aftermarket.

DELINQUENT SECTION 16(a) REPORTS

Under the securities laws of the United States, our directors, executive officers, and any persons holding 10% or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons that no Form 5 was required for such persons, during the fiscal year ended June 30, 2019, we believe that all reports required to be filed by such persons pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, with the exception of our officers, directors and greater than 10% beneficial owners listed in the table below:

Name	Number of Late Reports	Description
Brian Callahan	2

1 transaction was not reported on a timely basis (upon the vesting of shares of restricted common stock); 1 transaction was not reported on a timely basis (upon the acquisition of shares of common stock)

Lee Broad	1	1 transaction was not reported on a timely basis (upon the vesting of shares of restricted common stock)

Item 11.	Executive Compensation

Summary Compensation Table for Fiscal Years 2019 and 2018

As required by Item 402(m)(2) of Regulation S-K under the Securities Act, the following table sets forth all plan and non-plan compensation for the last two (2) completed fiscal years paid to (i) all individuals who served as the Company’s principal executive officer or acted in a similar capacity during the last completed fiscal year and (ii) the Company’s two (2) other most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year. We refer to these individuals as our “named executive officers.”

						Non-	Non-
						Equity	qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	$	$	$ (3)	$	$	$	$ (4)	$

Michael G. Jamieson, Chief Executive Officer, President and Director (1)	2019	290,000	72,500	-	-	-	-	63,214	425,714
	2018	268,488	145,000	1,772,067	-	-	-	69,290	2,254,845

Brian H. Callahan, Chief Financial Officer	2019	236,900	41,458	307,520	-	-	-	7,107	592,985
	2018	235,462	80,500	-	-	-	-	7,708	323,670

Lee Broad, Chief Technology Officer (2)	2019	180,190	18,019	482,211	-	-	-	21,330	701,750
	2018	186,209	35,149	610,423	-	-	-	20,449	852,230

(1)

Reflects salary paid to Mr. Jamieson for services rendered to us and our subsidiaries as MAM’s Chief Executive Officer and President. Prior to August 2017, Mr. Jamieson’s salary was paid by a subsidiary of the Company in British Pounds Sterling of 19,910 GPB for fiscal year 2018. The amounts shown for fiscal year 2018 were translated to U.S. dollars based on a currency conversion rate of 1 GBP = US$1.3471. Mr. Jamieson did not receive any additional compensation for his services as a director on our Board.

(2)

Reflects salary paid to Mr. Broad for services rendered to us and our subsidiaries during fiscal years 2019 and 2018 as MAM’s Chief Technology Officer. Salary was paid by a subsidiary of the Company in British Pounds Sterling of 139,245 GPB for fiscal year 2019 and 138,231 GPB for fiscal year 2018. The amounts shown for fiscal years 2019 and 2018 were translated to U.S. dollars based on a currency conversion rate of 1 GBP = US$1.2941 and 1 GBP = US$1.3471, respectively.

(3)

For Mr. Jamieson, in fiscal year 2018 the amount shown in the “Stock Awards” column reflects the vested date fair value of awards vesting during fiscal year 2018 measured in accordance with Accounting Standards Codification Topic 718. During fiscal year 2018, the Company released from escrow 218,504 shares of Common Stock valued at $1,772,067 to Mr. Jamieson which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s 2007 Long Term Incentive Plan (“LTIP”) and the officers’ employment agreements.  No shares vested in fiscal year 2019.

For Mr. Callahan, in fiscal year 2019 the amount shown in the “Stock Awards” column reflects the vested date fair value of awards vesting during fiscal year 2019 measured in accordance with Accounting Standards Codification Topic 718. During fiscal year 2019, the Company released from escrow 32,000 shares of Common Stock valued at $307,520 to Mr. Callahan which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. No shares vested in fiscal year 2019.

For Mr. Broad, in fiscal years 2019 and 2018 the amounts shown in the “Stock Awards” column reflects the vested date fair value of awards vesting during the respective fiscal years measured in accordance with Accounting Standards Codification Topic 718. During fiscal year 2019, the Company released from escrow 50,178 shares of Common Stock valued at $482,211 to Mr. Broad which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the Company’s LTIP and the officers’ employment agreements. During fiscal year 2018, the Company released from escrow 75,268 shares of Common Stock valued at $610,423 to Mr. Broad which vested.

(4)

For fiscal year 2019, included: (i) the Company’s matching contribution under the post retirement plans of $7,264, $7,107, and $5,405 for Messrs. Jamieson, Callahan, and Broad, respectively; (ii) the use of a company car of $11,700 and $15,925 for Messrs. Jamieson and Broad, respectively; and (iii) a housing allowance of $44,250 for Mr. Jamieson. For fiscal year 2018, included: (i) the Company’s matching contribution under the post retirement plans of $7,562, $7,708, and $5,586 for Messrs. Jamieson, Callahan, and Broad, respectively; (ii) the use of a company car of $14,479 and $14,862 for Messrs. Jamieson and Broad, respectively; and (iii) a housing allowance of $47,250 for Mr. Jamieson.

Employment Agreements

The employment agreements for Michael Jamieson, our Chief Executive Officer, Brian H. Callahan, our Chief Financial Officer, and Lee Broad, our Chief Technology Officer, each provide for the grant of restricted stock to such officers, a portion of which vest when the market price of the Common Stock trades at or above certain price levels for the previous 30-day volume weighted average price (“VWAP”).

Michael G. Jamieson Employment Agreement

The employment agreement, dated as of July 1, 2010, as amended effective July 1, 2012, between the Company and Mr. Jamieson (the “Jamieson Agreement”) was for an initial term of three (3) years from the Effective Date (as defined therein), which was extended by an amendment to June 30, 2015. Pursuant to the Jamieson Agreement, Mr. Jamieson’s employment was automatically extended for additional one (1) year periods. Pursuant to the Jamieson Agreement, Mr. Jamieson received a base salary of 187,110 GBP (approximately U.S. $237,293) for fiscal year 2017.

On March 27, 2017, the Company entered into a letter agreement with Mr. Jamieson (the “Jamieson Letter Agreement”), which became effective on April 1, 2017. The Jamieson Letter Agreement amends the term of the Jamieson Agreement to a fixed three-year term, which became effective upon Mr. Jamieson’s relocation from the U.K. to the U.S. (the “Relocation”). The Jamieson Letter Agreement changes Mr. Jamieson’s reporting location to Blue Bell, Pennsylvania. Pursuant to the Jamieson Letter Agreement, Mr. Jamieson shall be entitled to a base salary of $290,000, effective upon the Relocation. Additionally, the Jamieson Letter Agreement provides for certain housing and travel expense reimbursements by the Company in connection with the Relocation. On August 9, 2017, Mr. Jamieson completed the Relocation.

Mr. Jamieson is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt. The Compensation Committee established a revenue related target, an EBITDA-related target, and strategic targets for the fiscal year ended June 30, 2018 with respect to Mr. Jamieson’s potential incentive bonus for fiscal year 2018.

In addition, Mr. Jamieson is entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of our 2017 Equity Incentive Plan (the “2017 Plan”).

On April 27, 2012, the Board approved the issuance of 728,350 restricted shares of Common Stock to Mr. Jamieson pursuant to the Company’s LTIP. On April 10, 2014, the Company released from escrow 291,340 shares of Common Stock to Mr. Jamieson which vested, as our Compensation Committee determined that the initial threshold had been met pursuant to the LTIP and Mr. Jamieson’s employment agreement. The Company withheld 85,217 shares of Common Stock which were used to pay income taxes and those shares were retired by the Company.

On September 18, 2014, the Company released from escrow 109,253 shares of Common Stock to Mr. Jamieson which vested pursuant to the terms of the grant as the market price threshold of the Common Stock had been achieved. The shares of Common Stock were issued pursuant to the Company’s LTIP and Mr. Jamieson’s employment agreement. The Company withheld 31,957 shares of Common Stock which were used to pay taxes and those shares were retired by the Company.

In June 2016, the Company released from escrow 109,252 shares of Common Stock to Mr. Jamieson which vested pursuant to the terms of the grant as the market price threshold of the Common Stock had been achieved. The Company withheld 33,376 shares of Common Stock which were used to pay taxes and those shares were retired by the Company.

In May 2018, the Company released from escrow 218,505 shares of Common Stock to Mr. Jamieson which vested pursuant to the terms of the grant as the market price threshold of the Common Stock had been achieved.

The initial value of the Common Stock granted to Mr. Jamieson was approximately $244,000 and, as of June 30, 2015, the total amount of stock based compensation granted to Mr. Jamieson has been expensed. The Company recorded expense of $55,000 from the amortization of the restricted shares for the fiscal year ended June 30, 2015. The shares were valued using a Monte Carlo Simulation with a three-year life, 124.8% volatility and a risk-free interest rate of 0.39%.

The Jamieson Agreement provides that in the event Mr. Jamieson’s employment is terminated by the Company other than for Cause or Disability (as such terms are defined therein), or Mr. Jamieson shall terminate his employment for Good Reason (as defined therein), including within 12 months following a change of control of the Company, he is entitled to, among other things, a severance payment equal to his annual base salary.

Brian H. Callahan Employment Agreement

The employment agreement, dated as of October 16, 2015, between the Company and Mr. Callahan, our Chief Financial Officer (the “Callahan Agreement”), provides for an initial term of two (2) years from the effective date of such agreement with automatic one (1)-year extensions, unless terminated by Mr. Callahan or us.

Pursuant to the terms of the Callahan Agreement, the Company agreed to pay Mr. Callahan an annual base salary of $230,000, subject to annual review. Mr. Callahan is eligible for a targeted cash bonus of up to 40% of his base salary based on performance goals established by the Compensation Committee; provided, however, that on the one-year anniversary of the effective date of the Callahan Agreement, Mr. Callahan shall be entitled to a one-time bonus equal to 20% of his base salary, which shall be deemed earned in the event that the annual cash bonus is earned.

In addition, Mr. Callahan is entitled to participate in all of our benefit plans and our equity-based compensation plans, which currently consists of the 2017 Plan.

Pursuant to the terms of the Callahan Agreement, Mr. Callahan was granted 160,000 restricted shares of Common Stock, which will vest according to the following schedule:

•	20% when the market price of Common Stock trades at or above $9 for the previous 30-day VWAP.
•	30% when the market price of Common Stock trades at or above $10 for the previous 30-day VWAP.
•	30% when the market price of Common Stock trades at or above $11 for the previous 30-day VWAP.
•	20% when the market price of Common Stock trades at or above $12 for the previous 30-day VWAP.

The initial value of the Common Stock granted to Mr. Callahan was approximately $385,000. The Company recorded expense of $75,000 from the amortization of the restricted shares for the fiscal year ended June 30, 2017. The shares were valued using a Monte Carlo Simulation with a three-year life, 30.9% volatility and a risk-free interest rate of 1.13%.

In June 2019, the Company released from escrow 32,000 shares of Common Stock to Mr. Callahan which vested pursuant to the terms of the grant as the market price threshold of the Common Stock had been achieved. The Company withheld 12,847 shares of Common Stock which were used to pay taxes and those shares were retired by the Company.

The initial value of the Common Stock granted to Mr. Callahan was approximately $385,000, and as of June 30, 2019, the total amount of stock based compensation has been expensed. The Company recorded an expense of $90,000 from the amortization of the unvested restricted shares for the fiscal year ended June 30, 2019. The shares were valued using a Monte Carlo Simulation with a two-year life, 124.8% volatility and a risk-free interest rate of 0.39%.

None of Mr. Callahan’s remaining restricted shares issued pursuant to the stock grants issued on October 16, 2015 will vest upon a change of control of the Company unless the acquisition price is at or above the vesting prices.

The Callahan Agreement provides that in the event Mr. Callahan’s employment is terminated by the Company other than for Cause or Disability (as such terms are defined therein), or Mr. Callahan shall terminate his employment for Good Reason (as defined therein), he is entitled to, among other things, a severance payment equal to his annual base salary.

Lee Broad Employment Agreement

The employment agreement, dated as of July 1, 2013, between the Company and Mr. Broad (the “Broad Agreement”) is for an initial term of two (2) years from July 1, 2013 and is automatically renewable for successive one (1)-year periods unless terminated by Mr. Broad or the Company. Mr. Broad’s employment was automatically extended after June 30, 2018 for an additional one (1)-year period and will be automatically extended for additional one-year periods unless terminated by Mr. Broad or us.

Mr. Broad is eligible for a performance-based annual cash incentive bonus depending on the extent to which the applicable performance goal(s) of  the Company, which are to be established by the Compensation Committee or pursuant to a formal bonus plan, are achieved, subject to any operating covenants in place with respect to outstanding bank debt.

In addition, Mr. Broad is entitled to participate in all of our benefit plans and equity-based compensation plans, which currently consists of the 2017 Plan.

On July 1, 2013, the Board approved the issuance of 250,892 restricted shares of Common Stock to Mr. Broad pursuant to the LTIP. These shares were issued to Mr. Broad and are being held in escrow until they vest.

On September 18, 2014, the Company released from escrow 50,178 shares of Common Stock to Mr. Broad which vested pursuant to the terms of the July 1, 2013 grant as the market price threshold of the Common Stock had been achieved. The Company withheld 23,584 shares which were used to pay taxes and those shares were retired by the Company.

In June 2016, the Company released from escrow 75,267 shares of Common Stock to Mr. Broad which vested pursuant to the terms of the grant as the market price threshold of the Common Stock had been achieved. The Company withheld 22,994 shares of Common Stock which were used to pay taxes and those shares were retired by the Company.

In May 2018, the Company released from escrow 75,268 shares of Common Stock to Mr. Broad which vested pursuant to the terms of the grant as the market price threshold of the Common Stock had been achieved.

In June 2019, the Company released from escrow 50,178 shares of Common Stock to Mr. Broad which vested pursuant to the terms of the grant as the market price threshold of the Common Stock had been achieved. The Company withheld 23,583 shares of Common Stock which were used to pay taxes and those shares were retired by the Company.

The initial value of the Common Stock granted to Mr. Broad was approximately $265,000, and as of June 30, 2015, the total amount of stock based compensation has been expensed. The Company recorded an expense of $110,000 from the amortization of the unvested restricted shares for the fiscal year ended June 30, 2015. The shares were valued using a Monte Carlo Simulation with a two-year life, 124.8% volatility and a risk-free interest rate of 0.39%.

The Broad Agreement provides that in the event Mr. Broad’s employment is terminated by the Company other than for Cause or Disability (as such terms are defined therein), or Mr. Broad shall terminate his employment for Good Reason (as such term is defined therein), including within 12 months following a change of control of the Company, he is entitled to, among other things, a severance payment equal to his annual base salary.

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

Change in Control

The Jamieson Agreement contains standard provisions that protect Mr. Jamieson in the event of a change in control that has not been approved by our Board. In addition, the LTIP and the 2017 Plan provide for acceleration of vesting in the event of a change in control. The precise terms and conditions of each employment agreement are described above.

In the event that the Merger is consummated, any restricted shares held by an officer, which have not, by their terms, vested prior thereto, will be treated as fully vested and canceled at the effective time of the Merger, with the holder of such restricted shares being entitled to receive an amount in cash for each such restricted share, without interest, equal to the per share Merger Consideration of $12.12.  In addition, to the extent that any officer, pursuant to the provisions of his employment agreement, is entitled to the payment of severance, upon a change in control, the consummation of the Merger will constitute a change in control within the meaning of such employment agreement.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our executive officers during the years ended June 30, 2019 and 2018. We do not have any retirement, pension, or profit-sharing programs for the benefit of our directors, officers or other employees. The Board may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards at 2019 Fiscal Year End

The following table provides information relating to the unexercised options, unvested stock and unvested equity incentive plan awards held by our named executive officers as of June 30, 2019. Each award to each named executive officer is shown separately, with a footnote describing the award’s vesting schedule.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Option (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
Michael G. Jamieson	-	-	-	-	-	-	-	-	$-
Brian H. Callahan	-	-	-	-	-	-	-	128,000	$1,299,200	(1)
Lee Broad	-	-	-	-	-	-	-	-	$-

(1)	Based on the closing price of $10.15 of our Common Stock on June 28, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”), the following table sets forth certain information regarding the beneficial ownership of our Common Stock as of September 26, 2019 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) all executive officers; and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to their shares of Common Stock. Unless otherwise identified, the address of our directors and officers is c/o MAM Software Group, Inc., Two Valley Square, Suite 220, 512 Township Line Road, Blue Bell, PA 19422.

Name and Address of Beneficial Owner	Amount and Nature of		Percent of Class of
Non-Director or Officer 5% Stockholders:	Beneficial Ownership		Common Stock (1)
Wynnefield Persons (2) c/o Wynnefield Capital Inc. and Affiliates 450 Seventh Ave., Suite 509 New York, NY 10123	3,079,556	(3)	24.39%
Richard H. Witmer, Jr. c/o Brown Brothers Harriman & Co. 140 Broadway New York NY 10005	724,261	(4)	5.74%
Long Path Partners, LP 4 Landmark Square, Suite 301 Stamford, Connecticut 06901	661,929	(5)	5.24%
Directors and Officers:
Michael Jamieson Chief Executive Officer and Director	682,709		5.41%
Brian H. Callahan Chief Financial Officer	161,441	(6)	1.28%
Lee Broad Chief Technology Officer	205,064		1.62%
Frederick Wasserman, Chairman of the Board	139,807	(7)	1.11%
Dwight B. Mamanteo, Director	224,312	(8)	1.78%
Peter H. Kamin, Director	916,521	(9)	7.26%
W. Austin Lewis IV Director c/o Lewis Asset Management Corp. 500 5th Avenue, Suite 2240 New York, NY 10110	983,055	(10)	7.79%
Directors and Officers as a Group (7 Persons)	3,312,909		26.24%

(1)

Based on a total of 12,625,289 shares of Common stock outstanding as of September 26, 2019. In accordance with the rules of the SEC, each person’s percentage interest is calculated by dividing the number of shares of Common Stock that person owns by the sum of (a) the total number of shares of Common Stock outstanding as of September 26, 2019 plus (b) the number of shares of Common Stock such person has the right to acquire within sixty (60) days of September 26, 2019. Shares of Common Stock a person has the right to acquire within sixty (60) days of September 26, 2019, including shares of Common stock underlying options, warrants or other securities currently exercisable or convertible or exercisable or convertible within sixty (60) days of September 26, 2019, are deemed outstanding for purposes of computing the percentage interest of the person holding such securities, but are not deemed outstanding for purposes of computing the percentage interest of any other person.

(2)

Comprised of Wynnefield Partners Small Cap Value, LP (“Wynnefield Partners”) and Wynnefield Partners Small Cap Value, L.P. I (“Wynnefield Partners I”), and the general partner of each of these entities, Wynnefield Capital Management, LLC (“Wynnefield LLC”); Wynnefield Small Cap Value Offshore Fund, Ltd. (“Wynnefield Offshore”) and its investment manager, Wynnefield Capital, Inc. (“Wynnefield Capital”); Wynnefield Capital, Inc. Profit Sharing Plan (the “Plan”); Nelson Obus, who serves as principal and co-managing member of Wynnefield LLC, principal executive officer of Wynnefield Capital and Joshua H. Landes, who serves as principal and co-managing member of Wynnefield LLC and executive officer of Wynnefield Capital (collectively, the “Wynnefield Persons”). Dwight Mamanteo, one of the Company’s directors, is a portfolio manager with Wynnefield Capital. Mr. Mamanteo exercises neither voting nor dispositive control over the shares beneficially owned by Wynnefield Capital. The Company has been informed that Nelson Obus and Joshua H. Landes share voting and investment control over the shares beneficially owned by Wynnefield Partners, Wynnefield Partners I, Wynnefield Offshore, Wynnefield LLC, Wynnefield Capital and the Plan. Based upon information provided by the administrator of the Wynnefield Persons to the Company on August 28, 2019.

(3)

Represents an aggregate of 3,079,556 shares of Common Stock, which are beneficially owned as follows: (i) 919,306 shares of Common Stock are beneficially owned by Wynnefield Partners; (ii) 1,408,701 shares of Common Stock are beneficially owned by Wynnefield Partners I; (iii) 747,075 shares of Common Stock are beneficially owned by Wynnefield Offshore; and (iv) 4,474 shares of Common Stock are beneficially owned by the Plan. Based upon information provided by the administrator of the Wynnefield Persons to the Company on August 28, 2019.

(4)	Based upon information provided in a Form 13G/A filed with the SEC on February 6, 2019

(5)	Based upon information provided in a Form 13G filed with the SEC on April 22, 2019

(6)	Includes 32,000 restricted shares of Common Stock which may vest within sixty (60) days of September 26, 2019 (assuming all performance measures are satisfied).

(7)	Includes 1,702 restricted shares of Common Stock which were granted to Mr. Wasserman for services as a non-employee director which will vest within sixty (60) days of September 26, 2019.

(8)	Includes 1,702 restricted shares of Common Stock which were granted to Mr. Mamanteo for services as a non-employee director which will vest within sixty (60) days of September 26, 2019.

(9)

Includes (i) 60,898 shares of Common Stock owned directly by Mr. Kamin, (ii) 152,750 shares of Common Stock owned by the Peter H. Kamin Revocable Trust, (iii) 50,750 shares of Common Stock owned by the Peter H. Kamin Childrens Trust, (iv) 630,421 shares of Common Stock owned directly by Mr. Kamin in the Peter H. Kamin Roth IRA and (v) 20,000 shares of Common Stock owned by the Peter H. Kamin Family Foundation.  Also includes 1,702 restricted shares of Common Stock which were granted to Mr. Kamin for services as a non-employee director which will vest within sixty (60) days of September 26, 2019.

(10)

Includes (i) 606,441 shares of Common Stock owned directly by W. Austin Lewis IV, (ii) 343,963 shares of Common Stock owned by Lewis Opportunity Fund, LP, and (iii) 32,651 shares of Common Stock owned by Lewis Asset Management Corp. Includes 1,702 restricted shares of Common Stock which will vest within sixty (60) days of September 26, 2019.

CORPORATE GOVERNANCE

Board of Directors

The Board oversees our business affairs and monitors the performance of our management. In accordance with our corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials sent to them and by participating in Board and committee meetings. Our directors hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal, or if for some other reason they are unable to serve in the capacity of director.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”) because we are listed on NASDAQ. We have determined that Peter H. Kamin, W. Austin Lewis IV, Frederick G. Wasserman and Dwight B. Mamanteo are “independent” within the meaning of such rules.

Board Meetings and Attendance

During fiscal year 2019, the Board held five (5) physical and telephonic meetings. No incumbent director attended, either in person or via telephone, fewer than 75% of the aggregate of all meetings of the Board and committees, if any, on which each director served. The Board also approved certain actions by unanimous written consent.

Annual Meeting Attendance

All of the Company’s five (5) then-sitting directors attended our 2019 Annual Meeting of Stockholders, which was held in New York, New York, on December 18, 2018.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Board Committees

Our Board has three (3) standing committees of the Board: a Compensation Committee; an Audit Committee; and a Corporate Governance and Nominating Committee. The members of these committees are:

Compensation Committee	Audit Committee	Corporate Governance and Nominating Committee
Dwight B. Mamanteo – Chair	W. Austin Lewis IV – Chair *	Peter H. Kamin – Chair
Peter H. Kamin	Peter H. Kamin	Dwight B. Mamanteo
W. Austin Lewis IV	Dwight B. Mamanteo	W. Austin Lewis IV

* The Board has determined that W. Austin Lewis IV is an “audit committee financial expert” as defined in Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”).

Audit Committee

The Audit Committee of the Board assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company and such other duties as directed by the Board. The Audit Committee’s purpose is to oversee the accounting and financial reporting processes of the Company, the audit of the Company’s financial statements, the qualification of the public accounting firm engaged as the Company’s independent auditor to prepare or issue an audit report on the financial statements of the Company, and the performance of the Company's internal and independent auditors. The Audit Committee’s role includes a particular focus on the qualitative aspects of financial reporting to stockholders, the Company’s processes to manage business and financial risk, and compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the independent auditor.

During fiscal year 2019, the Audit Committee held four (4) physical and telephonic meetings.

Compensation Committee

The Compensation Committee’s role is to discharge the Board’s responsibilities relating to compensation of the Company’s executives, to produce an annual report on executive compensation for inclusion in the Company’s proxy statement, and to oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans.

During fiscal year 2019, the Compensation Committee held two (2) physical or telephonic meetings.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee’s role is to appoint nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between Annual Stockholder Meetings, to review, evaluate and recommend changes to the Company’s corporate governance policies, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stockholders.

During fiscal year 2019, the Corporate Governance and Nominating Committee held one (1) physical or telephonic meetings.

Nominating Procedures and Criteria

Director Qualifications. The Corporate Governance and Nominating Committee believes that persons nominated to the Board should have personal integrity and high ethical character. Candidates should not have any interests that would materially impair his or her ability to exercise independent judgment or otherwise discharge the fiduciary duties owed by a director to the Company and its stockholders. Candidates must be able to represent fairly and equally all stockholders of the Company without favoring any particular stockholder group or other constituency of the Company and must be prepared to devote adequate time to the Board and its committees.

Identifying Director Candidates. The Corporate Governance and Nominating Committee utilizes a variety of methods for identifying and evaluating nominees to serve as directors. The Corporate Governance and Nominating Committee has a policy of re-nominating incumbent directors who continue to satisfy the committee’s criteria for membership and whom the Corporate Governance and Nominating Committee believes continue to make important contributions to the Board and who consent to continue their service on the Board.

In filling vacancies of the Board, the Corporate Governance and Nominating Committee will solicit recommendations for nominees from the persons the committee believes are likely to be familiar with (i) the needs of the Company and (ii) qualified candidates. These persons may include members of the Board and management of the Company. The Corporate Governance and Nominating Committee may also engage a professional search firm to assist in identifying qualified candidates.

In evaluating potential nominees, the Corporate Governance and Nominating Committee will oversee the collection of information concerning the background and qualifications of the candidate and determine whether the candidate satisfies the minimum qualifications required by the Corporate Governance and Nominating Committee for election as director and whether the candidate possesses any of the specific skills or qualities that must be possessed by one or more members of the Board pursuant to the Board’s policies.

The Corporate Governance and Nominating Committee does not have a written policy with respect to Board diversity; however, the committee’s goal is to assemble a Board that brings to the Company a diversity of knowledge, skills and expertise derived from high quality business and professional experience. We believe a Board with these attributes leads to improved Company performance by encouraging new ideas and perspectives and expanding the knowledge base available to management.

The Corporate Governance and Nominating Committee may interview any proposed candidate and may solicit the views about the candidate’s qualifications and suitability from the Company’s Chief Executive Officer and other senior members of management.

The Corporate Governance and Nominating Committee will make its selections based on all the available information and relevant considerations. The Corporate Governance and Nominating Committee’s selection will be based on who, in the view of the Corporate Governance and Nominating Committee, will be best suited for membership on the Board. In making its selection, the Corporate Governance and Nominating Committee will evaluate candidates proposed by stockholders under criteria similar to other candidates, except that the Corporate Governance and Nominating Committee may consider, as one of the factors in its evaluation, the size and duration of the interest of the recommending stockholder in the stock of the Company.

The Corporate Governance and Nominating Committee may also consider the extent to which the recommending stockholder intends to continue to hold its interest in the Company, including whether the recommending stockholder intends to continue holding its interest at least through the time of the meeting at which the candidate is to be elected.

Family Relationships

There are no familial relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

Except as described below, to the best of our knowledge, none of our directors or executive officers has, during the past ten (10) years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or his association with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

In addition, the Company is not engaged in, nor is it aware of any pending or threatened, litigation in which any of its directors, executive officers, affiliates or owners of more than 5% of the Common Stock, or any associate of any such directors, executive officers, affiliates or owners of more than 5% of the Common Stock, is a party adverse to the Company or has a material interest adverse to the Company.

Leadership Structure of the Board

The Board does not currently have a policy on whether the same person should serve as both the Chief Executive Officer and Chairman of the Board or, if the roles are separate, whether the Chairman of the Board should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time. Our current Chairman of the Board, Frederick G. Wasserman, is not an officer. Mr. Wasserman has served as a member of our Board since 2007.

Risk Oversight

The Board oversees risk management directly and through its committees associated with their respective subject matter areas. Generally, the Board oversees risks that may affect the business of the Company as a whole, including operational matters. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and also discusses with management the Company’s financial statements, internal controls and other accounting and related matters. The Compensation Committee oversees certain risks related to compensation programs and the Corporate Governance and Nominating Committee oversees certain corporate governance risks. As part of their roles in overseeing risk management, these committees periodically report to the Board regarding briefings provided by management and advisors as well as the committees’ own analysis and conclusions regarding certain risks faced by the Company. Management is responsible for implementing the risk management strategy and developing policies, controls, processes and procedures to identify and manage risks.

Code of Ethics

MAM is committed to maintaining the highest standard of business conduct and corporate governance, which we believe is essential to running our business efficiently, serving our stockholders well and maintaining MAM’s integrity in the marketplace. MAM maintains a code of business conduct and ethics for directors, officers (including MAM’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as our Code of Ethics of Business Conduct. This document is available at www.mamsoftware.com/content/downloads/code-of-ethics-document-lo.pdf. MAM will post on its website any amendments to the Code of Ethics of Business Conduct or waivers of the Code of Ethics of Business Conduct. Stockholders may request free printed copies of the Code of Ethics of Business Conduct from:

MAM Software Group, Inc.

Attention: Investor Relations

Two Valley Square, Suite 220

512 Township Line Road

Blue Bell, PA 19422

(610) 336-9045

DIRECTOR COMPENSATION FOR FISCAL YEAR 2019

For the 2019 fiscal year, each of the directors who were not officers of the Company received cash compensation in the amount of $55,000. The following table reflects all compensation awarded to, earned by or paid to the Company’s directors for the fiscal year ended June 30, 2019.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dwight B. Mamanteo	55,000	55,000	(2)	-	-	-	-	110,000
Frederick G. Wasserman	55,000	55,000	(2)	-	-	-	-	110,000
W. Austin Lewis IV	55,000	55,000	(2)	-	-	-	-	110,000
Peter H. Kamin	55,000	55,000	(2)	-	-	-	-	110,000

(1)

The amount shown in the table reflects the dollar amount recognized for fiscal year 2019 financial statement reporting purposes of the outstanding stock awards held by the directors in accordance with ASC 718-10-25-5. Refer to the Company’s Consolidated Financial Statements for the Fiscal Years Ended June 30, 2019 and 2018, Note 7 “Stockholders' Equity,” included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2019, with respect to valuation assumptions for this stock grant. The directors held no other stock or option awards at June 30, 2019.

(2)	Includes 6,381 shares of Common Stock valued at market price on the date of grant.

Securities Authorized for Issuance Under the Equity Compensation Plans

The following summarizes information regarding the number of units that are available for issuance under all of the Company's equity compensation plans as of June 30, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Unit Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Unit Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	50,125	$1.09	1,885,469
Equity compensation plans not approved by security holders	-	-	-
	50,125	$1.09	1,885,469

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements described herein, during the past two (2) fiscal years, there have been no transactions, whether directly or indirectly, between our Company and any of our officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members that exceeded the lesser of $120,000 or 1% of the average of the Company's total assets at year-end.

Our Audit Committee considers and approves or disapproves any related party transaction as required by NASDAQ regulations and Item 404 of Regulation S-K under the Securities Act. Related party transactions reviewed by the Audit Committee do not include matters related to compensation of employees of the Company. The Audit Committee only approves those related party transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party. Only members of the Audit Committee who are disinterested in the related party transaction in question may participate in the determination of whether such transaction may proceed.

Item 14.	Principal Accounting Fees and Services

KMJ Corbin & Company LLP (“KMJ Corbin”) has served as our independent registered public accounting firm since our fiscal year ended June 30, 2006 and was appointed by the Audit Committee of the Board to continue as our independent auditors for the fiscal year ending June 30, 2019. KMJ Corbin has no interest, financial or otherwise, in the Company.

The following table presents aggregate fees for professional services rendered by KMJ Corbin for the audit of our annual consolidated financial statements for the fiscal years ended June 30, 2019 and 2018.

	For the Fiscal Year Ended June 30,
	2019	2018
Audit fees (1)	$129,439	$130,000
Audit- related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$129,439	$130,000

(1)	Audit fees are comprised of annual audit fees, quarterly review fees and the issuance of consents.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Audit Committee to pre-approve interim services by the independent auditors other than the annual audit. The Chairman of the Audit Committee must report all such pre-approvals to the entire Audit Committee at the next Audit Committee meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited balance sheets of MAM Software Group, Inc. as of June 30, 2019 and 2018, the related statements of comprehensive income, stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of KMJ Corbin & Company LLP, an independent registered public accounting firm, are filed herewith.

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

2.1

Agreement and Plan of Merger, dated August 30, 2019, by and among MAM Software Group, Inc., Kerridge Commercial Systems Group Limited, and Chickadee Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K filed with the SEC on September 3, 2019).

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

10.2	Revolving Credit Note dated March 2, 2017, in the principal amount of $2,750,000 (incorporate by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on March 8, 2017).
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

MAM Software Group, Inc.

Date: September 30, 2019	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 30, 2019	By:	/s/ Michael G. Jamieson
Michael G. Jamieson
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 30, 2019	By:	/s/ Brian H. Callahan
Brian H. Callahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 30, 2019	By:	/s/ Frederick Wasserman
Frederick Wasserman
Chairman of the Board of Directors

Date: September 30, 2019	By:	/s/ Dwight Mamanteo
Dwight Mamanteo
Director

Date: September 30, 2019	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV
Director

Date: September 30, 2019	By:	/ S / Peter H. Kamin
Peter H. Kamin
Director

FINANCIAL STATEMENTS

MAM SOFTWARE GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MAM Software Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MAM Software Group, Inc. and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

September 30, 2019

MAM SOFTWARE GROUP, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	June 30,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$5,508	$4,171
Accounts receivable, net of allowance of $319 and $224, respectively	4,984	5,010
Inventories	172	170
Prepaid expenses and other current assets	1,573	1,270
Total Current Assets	12,237	10,621

Property and Equipment, Net	428	480

Other Assets
Goodwill	8,053	8,280
Intangible assets, net	467	568
Software development costs, net	9,487	8,889
Deferred income taxes	1,372	1,251
Other long-term assets	475	545
TOTAL ASSETS	$32,519	$30,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,474	$1,318
Accrued expenses and other liabilities	1,050	1,201
Accrued payroll and related expenses	1,531	2,146
Current portion of long-term debt	2,080	1,811
Current portion of deferred revenue	2,344	1,885
Sales tax payable	579	910
Income tax payable	592	669
Total Current Liabilities	9,650	9,940

Long-Term Liabilities
Deferred revenue, net of current portion	1,564	1,146
Deferred income taxes	742	789
Income tax payable, net of current portion	227	232
Long-term debt, net of current portion	2,496	4,581
Other long-term liabilities	303	426
Total Liabilities	14,982	17,114

Commitments and Contingencies

Stockholders' Equity
Preferred stock: Par value $0.0001 per share; 2,000 shares authorized, none issued and outstanding	-	-
Common stock: Par value $0.0001 per share; 18,000 shares authorized, 12,662 shares issued and 12,615 shares outstanding at June 30, 2019 and 12,593 shares issued and 12,588 shares outstanding at June 30, 2018	1	1
Additional paid-in capital	15,708	14,768
Accumulated other comprehensive loss	(3,770)	(3,236)
Retained earnings	5,936	2,003
Treasury stock at cost, 47 shares at June 30, 2019 and 5 shares June 30, 2018	(338)	(16)
Total Stockholders' Equity	17,537	13,520
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,519	$30,634

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	For the Years Ended June 30,
	2019	2018
Net revenues	$37,714	$35,777
Cost of revenues	16,743	16,088
Gross Profit	20,971	19,689

Operating Expenses
Research and development	5,814	4,734
Sales and marketing	3,349	3,458
General and administrative	6,644	6,366
Depreciation and amortization	223	237
Total Operating Expenses	16,030	14,795

Operating Income	4,941	4,894

Other Income (Expense)
Interest expense, net	(366)	(411)
Total other expense, net	(366)	(411)

Income before provision for income taxes	4,575	4,483

Provision for income taxes	862	1,273

Net Income	$3,713	$3,210

Earnings per share attributed to common stockholders - basic	$0.31	$0.27
Earnings per share attributed to common stockholders - diluted	$0.30	$0.27
Weighted average common shares outstanding – basic	12,150	11,849
Weighted average common shares outstanding – diluted	12,208	11,906

Net Income	$3,713	$3,210
Foreign currency translation gain (loss)	(534)	47
Total Comprehensive Income	$3,179	$3,257

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock			Treasury Stock		Accumulated Other	Retained Earnings
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Comprehensive Loss	(Accumulated Deficit)	Total
Balance July 1, 2017	-	$-	12,313	$1	$14,180	(5)	$(16)	$(3,283)	$(1,207)	$9,675
Common stock issued as compensation – Includes amortization of unvested shares (See Note 7)	-	-	290	-	668	-	-	-	-	668
Common stock surrendered to pay for tax withholding	-	-	(4)	-	(33)	-	-	-	-	(33)
Repurchase of common stock for treasury	-	-	-	-	-	(6)	(47)	-	-	(47)
Retirement of treasury stock	-	-	(6)	-	(47)	6	47	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	47	-	47
Net income	-	-	-	-	-	-	-	-	3,210	3,210
Balance June 30, 2018	-	-	12,593	1	14,768	(5)	(16)	(3,236)	2,003	13,520
Cumulative-effect adjustment upon the modified retrospective adoption of ASU No. 2014-09 (See Note 1)	-	-	-	-	-	-	-	-	220	220
Adjusted balance at July 1, 2018	-	-	12,593	1	14,768	(5)	(16)	(3,236)	2,223	13,740
Common stock issued as compensation – Includes amortization of unvested shares (See Note 7)	-	-	77	-	1,001	-	-	-	-	1,001
Common stock surrendered to pay for tax withholding	-	-	(4)	-	(34)	-	-	-	-	(34)
Repurchase of common stock for treasury	-	-	-	-	-	(46)	(349)	-	-	(349)
Retirement of treasury stock	-	-	(4)	-	(27)	4	27	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	(534)	-	(534)
Net income	-	-	-	-	-	-	-	-	3,713	3,713
Balance June 30, 2019	-	$-	12,662	$1	$15,708	(47)	$(338)	$(3,770)	$5,936	$17,537

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,713	$3,210
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	265	89
Depreciation and amortization	525	554
Amortization of debt issuance costs	32	41
Deferred income taxes	(9)	526
Stock-based compensation expense	963	564

Changes in assets and liabilities:
Accounts receivable	(288)	(188)
Inventories	(10)	(13)
Prepaid expenses and other assets	(126)	(259)
Income tax receivable	-	174
Accounts payable	186	(29)
Accrued expenses and other liabilities	(393)	214
Income tax payable	(336)	316
Accrued payroll and related expenses	(565)	534
Deferred revenue	590	771
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,547	6,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(106)	(110)
Capitalized software development costs	(567)	(1,542)
NET CASH USED IN INVESTING ACTIVITIES	(673)	(1,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock surrendered to pay for tax withholding	(34)	(33)
Repurchase of common stock for treasury	(349)	(47)
Repayment of contingent consideration	(86)	-
Repayment of long-term debt	(1,848)	(1,776)
NET CASH USED IN FINANCING ACTIVITIES	(2,317)	(1,856)

Effect of exchange rate changes	(220)	(85)
Net change in cash and cash equivalents	1,337	2,911
Cash and cash equivalents at beginning of year	4,171	1,260
Cash and cash equivalents at end of year	$5,508	$4,171

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	For the Years Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$341	$364
Income taxes	$1,210	$242

Supplemental disclosures of non-cash investing and financing activities:

Issuance of common stock in settlement of accrued liabilities	$83	$112
Retirement of treasury stock	$27	$47
Acquisition of equipment under capital lease	$-	$7

 The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

MAM SOFTWARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

No customers accounted for more than 10% of the Company’s revenues for each of the years ended June 30, 2019 and 2018. One customer accounted for 11% of the Company’s accounts receivable at June 30, 2019. No customers accounted for more than 10% of the Company’s accounts receivable at June 30, 2018.

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
2.	The products are produced through professional services
3.	The customers for these products are primarily for the automotive aftermarket
4.	The method to distribute these products are via software that the customer can host locally or the Company will host
5.	They both operate in a non-regulatory environment

Geographic Concentrations

The Company conducts business in the US and Canada (US and Canada are collectively referred to as the “NA Market”), and the UK and Ireland (UK and Ireland are collectively referred to as the “UK Market”). For customers headquartered in their respective countries, the Company derived approximately 63% of its revenues from the UK, 35% from the US, 1% from Ireland, and 1% from Canada during the year ended June 30, 2019, compared to 64% of its revenues from the UK, 34% from the US, 1% from Ireland, and 1% from Canada during the year ended June 30, 2018.

At June 30, 2019, the Company maintained 80% of its net property and equipment in the UK and the remaining 20% in the US. At June 30, 2018, the Company maintained 76% of its net property and equipment in the UK and the remaining 24% in the US.

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

The Company classified its contingent acquisition consideration liability in connection with the acquisition of Origin within the Level 3 category, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. At the time of the acquisition, the Company estimated the fair value of the contingent consideration liability, which consisted of net income based milestones, using assumptions including estimated revenues (based on internal budgets and long-range strategic plans), discount rates, probability of payment and projected payment dates. Any change in these assumptions could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration was remeasured each reporting period. The contingent consideration liability totaled $0.4 million and $0.5 million as of June 30, 2019 and 2018, respectively.

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

Goodwill is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. As of June 30, 2019, the Company does not believe there is an impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of goodwill in the future.

Goodwill activity for the years ended June 30, 2019 and 2018 was as follows (in thousands):

Balance, July 1, 2017	$8,191
Effect of exchange rate changes	89
Balance, June 30, 2018	$8,280
Effect of exchange rate changes	(227)
Balance, June 30, 2019	$8,053

Long-Lived Assets

The Company’s management assesses the recoverability of long-lived assets (other than goodwill discussed above) upon the occurrence of a triggering event by determining whether the carrying value of long-lived assets can be recovered through projected undiscounted future cash flows over their remaining useful lives. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At June 30, 2019, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

The Company’s revenue by geography and type is as follows (in thousands):

	For the Years Ended June 30,
Net Revenues	2019	2018
MAM UK:
Recurring	$21,058	$20,497
Non-recurring	3,159	2,967
Total MAM UK Revenues	24,217	23,464

MAM NA:
Recurring	10,154	9,306
Non-recurring	3,343	3,007
Total MAM NA Revenues	13,497	12,313

Total Net Revenues	$37,714	$35,777

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company records a contract asset when it has transferred goods or services but does not yet have the right to consideration, or deferred revenue when the Company has received or has the right to receive consideration but has not yet transferred goods or services to the customer.

The contract assets indicated below are presented as prepaid expenses and other current assets and other long-term assets in the consolidated balance sheets. These assets primarily relate to professional services and subscriptions, and consist of the Company’s rights to consideration for goods or services transferred but not billed as of  June 30, 2019. The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract balances are as follows (in thousands):

	As of
	June 30, 2019	July 1, 2018
Contract assets, short-term	$117	$94
Contract assets, long-term	194	154
Total contract assets	$311	$248

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $21.8 million as of June 30, 2019, of which the Company expects to recognize approximately $11.7 million of the revenue over the next 12 months and the remainder thereafter. In instances where the timing of revenue recognition differs from the timing of invoicing, MAM has determined that its contracts generally do not include a significant financing component, except for its rental contracts with a term greater than 12 months. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements. In instances of rental contracts, the Customer pays a monthly fee for the use of a software license and monthly support for a specific term.  For terms longer than 12 months, the Company determines the value of the software license using the residual approach and determines the present value of the software license payments to be made over the contract term, and records interest income for the financing component.

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

Deferred revenues consist of the following (in thousands):

	As of June 30,
	2019	2018
Deferred professional services	$1,522	$885
Deferred license	292	305
Deferred support	1,234	590
Deposits	721	1,146
Deferred other revenue	139	105
Total deferred revenues	3,908	3,031

Less deferred revenues, current	(2,344)	(1,885)
Deferred revenues, non-current	$1,564	$1,146

During the fiscal year ended June 30, 2019, the Company recognized $1.5 million of revenue that was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the year. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

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
●

The Company generally expenses sales commissions when incurred when the amortization period would have been one year or less. These costs are recorded within sales and marketing expense in the consolidated statements of comprehensive income.

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

Costs to Obtain and Fulfill a Contract

The Company’s incremental direct costs of obtaining a contract consist of sales commissions which are amortized ratably over the term of economic benefit which the Company has determined to be the life of the contract for subscription customers. These deferred costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. Incremental costs related to initial support and renewals are expensed as incurred because the term of economic benefit is one year or less. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets and other long-term assets, respectively, in the Company’s condensed consolidated balance sheets. The Company had $0.3 million of deferred commissions at both June 30, 2019 and June 30, 2018. For the year ended June 30, 2019, $0.1 million of amortization expense related to deferred commissions was recorded in sales and marketing expense in the Company’s consolidated statement of comprehensive income.

Cost of Revenues

Cost of revenues primarily consists of expenses related to delivering the Company's service and providing support, amortization expense associated with capitalized software related to its services and acquired developed technologies and certain fees paid to various third parties for the use of their technology, services and data. Included in costs of revenues are cost of professional services, which consists primarily of employee-related costs associated with these services, the cost of subcontractors, certain third-party fees, and allocated overhead.

As the Company continues to invest in new products and services, the amortization expense associated with these capitalizable activities will be included in cost of revenues. Additionally, as the Company enters into new contracts with third parties for the use of their technology, services or data, or as its sales volume grows, the fees paid to use such technology or services may increase. The timing of these additional expenses will affect the Company's cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended June 30, 2019 and 2018, advertising expense totaled $0.4 million and $0.4 million, respectively.

Foreign Currency

Management has determined that the functional currency of its subsidiaries is the local currency. Assets and liabilities of the UK subsidiaries are translated into US dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of stockholders’ equity. The translation gain (loss) adjustment totaled ($0.5) million and $47,000 for the years ended June 30, 2019 and 2018, respectively.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in income. The Company had no material foreign currency transaction gains (losses) for all periods presented.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2019 and 2018, the components of comprehensive income consist of foreign currency translation gains (losses).

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination on the basis of the technical merits. The Company records unrecognized tax benefits as liabilities in accordance with ASC 740 and adjusts these liabilities based on new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. As of June 30, 2019, the Company accrued unrecognized tax benefits totaling $0.2 million.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Basic and Diluted Earnings Per Share

Basic earnings per share (“BEPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share (“DEPS”) is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants using the “treasury stock” method. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. For the years ended June 30, 2019 and 2018 there were common share equivalents of 57,524 and 56,626, respectively, included in the computation of the DEPS. For the years ended June 30, 2019 and 2018, 340,000 and 450,178 shares of common stock, respectively, vest based on the market price of the Company’s common stock and were excluded from the computation of DEPS because the shares have not vested, but no stock options were excluded from the computation of DEPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended June 30 (in thousands, except for per share amounts):

	For the years ended June 30,
	2019	2018
Numerator:
Net income	$3,713	$3,210

Denominator:
Basic weighted-average shares outstanding	12,150	11,849
Effect of dilutive securities	58	57
Diluted weighted-average diluted shares	12,208	11,906
Earnings per share attributed to common stockholders - basic	$0.31	$0.27
Earnings per share attributed to common stockholders - diluted	$0.30	$0.27

Recent Accounting Pronouncements

 Recently Adopted Accounting Standards

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted ASU 2017-09 on July 1, 2018, and adoption of this standard did not have an impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and Subtopic 985-605 Software - Revenue Recognition. Topic 605 and Subtopic 985-605 are collectively referred to as “Topic 605” or “prior GAAP.” Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires enhanced disclosures, including disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The following table summarizes the effects of adopting Topic 606 on the Company's consolidated balance sheet accounts as of June 30, 2019 (in thousands):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
ASSETS
Accounts receivable, net	$4,984	$(108)	$4,876
Prepaid expenses and other current assets	$1,573	$(110)	$1,463
Total Current Assets	$12,237	$(218)	$12,019
Software development costs, net	$9,487	$(678)	$8,809
Deferred income taxes	$1,372	$120	$1,492
Other long-term assets	$475	$(43)	$432
TOTAL ASSETS	$32,519	$(819)	$31,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of deferred revenues	$2,344	$(18)	$2,326
Income tax payable	$592	$(65)	$527
Total Current Liabilities	$9,650	$(83)	$9,567
Deferred revenues, net of current portion	$1,564	$(482)	$1,082
Deferred income taxes	$742	$17	$759
Total Liabilities	$14,982	$(548)	$14,434

Retained earnings	$5,936	$(271)	$5,665
Total Stockholders’ Equity	$17,537	$(271)	$17,266
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,519	$(819)	$31,700

The following table summarizes the effects of adopting Topic 606 on the Company’s consolidated statement of comprehensive income for the year ended June 30, 2019 (in thousands, except per share value):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
Net revenues	$37,714	$(59)	$37,655
Cost of revenues	16,743	(6)	16,737
Gross Profit	20,971	(53)	20,918

Total Operating Expenses	16,030	-	16,030

Operating Income	4,941	(53)	4,888

Other Income (Expense)
Interest expense, net	(366)	(15)	(381)
Total other expense, net	(366)	(15)	(381)

Income before provision for income taxes	4,575	(68)	4,507

Provision for income taxes	862	(17)	845

Net Income	$3,713	$(51)	$3,662

Earnings per share attributed to common stockholders – basic	$0.31	$(0.01)	$0.30
Earnings per share attributed to common stockholders – diluted	$0.30	$-	$0.30

Net Income	$3,713	$(51)	$3,662
Foreign currency translation gain	(534)	-	(534)
Total Comprehensive Income	$3,179	$(51)	$3,128

The following table summarizes the effects of adopting Topic 606 on the Company’s consolidated statement of cash flows for the year ended June 30, 2019 (in thousands):

	As Reported Under Topic 606	Adjustments	Balances Under Prior GAAP
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,713	$(51)	$3,662
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$(9)	$(225)	$(234)
Changes in assets and liabilities:
Accounts receivable	$(288)	$44	$(244)
Prepaid expenses and other assets	$(126)	$22	$(104)
Income tax payable	$(336)	$202	$(134)
Deferred revenues	$590	$(155)	$435
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,547	$(163)	$4,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	$(567)	$163	$(404)
NET CASH USED IN INVESTING ACTIVITIES	$(673)	$163	$(510)
Cash and cash equivalents at end of period	$5,508	$-	$5,508

 Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the new guidance, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. ASU 2017-04 will be effective for the Company for the fiscal year ending June 30, 2021. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The update requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and will be effective for the Company in its first quarter of fiscal 2020. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of ASU 2016-02.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	As of June 30,
	2019	2018
Leasehold improvements	$388	$403
Computer and office equipment	1,052	1,000
Equipment under capital leases	10	17
Furniture and equipment	520	525
Total property, plant and equipment	1,970	1,945
Less: accumulated depreciation and amortization	(1,542)	(1,465)
Total property, plant and equipment, net	$428	$480

Depreciation expense on property and equipment for the years ended June 30, 2019 and 2018 was $0.1 million and $0.2 million, respectively.

NOTE 3. INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2019 (dollars in thousands):

	Average Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed software technology	9 to 10	$1,035	$(1,035)	$-
Customer contracts / relationships	10	514	(514)	-
Automotive data services	20	249	(249)	-
Acquired intellectual property	10	780	(313)	467
Software development costs	3 to 10	12,350	(2,863)	9,487
Total		$14,928	$(4,974)	$9,954

Intangible assets consist of the following at June 30, 2018 (dollars in thousands):

	Average Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed software technology	9 to 10	$1,077	$(1,077)	$-
Customer contracts / relationships	10	535	(535)	-
Automotive data services	20	259	(259)	-
Acquired intellectual property	10	810	(242)	568
Software development costs	3 to 10	11,513	(2,624)	8,889
Total		$14,194	$(4,737)	$9,457

For the years ended June 30, 2019 and 2018, the Company recognized amortization expense on its software development costs and other amortizable intangible assets of $0.4 million and $0.4 million, respectively.

Estimated future amortization of software development costs and intangibles for the next five years is as follows (in thousands):

Years Ending June 30,
2020	$1,034
2021	1,009
2022	1,009
2023	1,009
2024	966

NOTE 4. LONG-TERM DEBT

	As of June 30,
(dollars in thousands)	2019	2018
Debt obligations:
Revolving loan facility	$-	$-
Term loan	4,599	6,441
Equipment financing	4	7
Less: unamortized debt issuance cost	(27)	(56)
Total	4,576	6,392
Less current portion	(2,080)	(1,811)
Long-term debt	$2,496	$4,581

On March 2, 2017, the Company entered into a credit facility (“Credit Facility”) with Univest Bank and Trust Co. (“Univest”). In connection with the Credit Facility, the parties entered into ancillary agreements, including a credit agreement, a revolving credit note and a term note (collectively, the "Credit Agreements"). The Credit Facility allows for borrowings up to $11.5 million consisting of an $8.75 million term loan and a $2.75 million revolver. The Company used the initial proceeds of the Credit Facility to repay all of its obligations under its prior credit facility. The borrowings under the Credit Agreements bear interest at a variable rate based on either LIBOR Rate (as defined in the Credit Agreements) or the Univest Float Rate (as defined in the Credit Agreements), plus an applicable margin of 2.75% to 3.25%, based upon financial covenants. The term note requires monthly payments of $133,333 through December 1, 2017, then $158,333 through December 1, 2018, and $175,000 thereafter through maturity. The maturity date under the Credit Agreements is August 1, 2021.

As of June 30, 2019, the Company did not have any borrowings under its revolving credit note. Under the terms of the Credit Agreements, the Company is required to comply with certain loan covenants, which include, but are not limited to, the maintenance of certain financial ratios as well as certain financial reporting requirements and limitations. The Company’s obligations under the Credit Agreements are secured by all of the Company’s US assets and are guaranteed by the Company’s US wholly-owned subsidiary, MAM Software Inc. Additionally, the Company pledged 65% of the stock of MAM Software Limited, its UK subsidiary. As of June 30, 2019, the Company was in compliance with its loan covenants.

Future minimum payments under long-term debt outstanding at June 30, 2019 are as follows (in thousands):

For the years ending June 30,
2020	$2,102
2021	2,102
2022	399
Total debt payments	$4,603

NOTE 5. INCOME TAXES

The Company is subject to taxation in the US, UK and various US state jurisdictions. The Company’s tax years for 1999 and forward are subject to examination by the US and state tax authorities due to losses incurred since inception. The Company is currently not under any material examination by any taxing authorities.

The Company follows the provisions of ASC 740-10, “Income Taxes,” that defines a recognition threshold and measurement attributes for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company has $0.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income matters in income tax expense. The Company did not recognize any penalties for the years ended June 30, 2019 and 2018.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

	For the years ended June 30,
	2019	2018
Balance, beginning of the year	$232	$88
Increases for tax positions related to the current year	-	10
Increases for tax positions related to prior years	6	167
Decreases due to lapsed statutes of limitations	(11)	(33)
Balance, end of year	$227	$232

Income before income taxes for the years ended June 30, 2019 and 2018 was taxed under the following jurisdictions (in thousands):

	For the years ended June 30,
	2019	2018
United States of America	$482	$734
United Kingdom	4,093	3,749
Total	$4,575	$4,483

The provision (benefit) for income taxes consists of the following for the years ended June 30, 2019 and 2018 (in thousands):

	US Federal	US State	UK Corporate	Total
2019:
Current	$113	$48	$710	$871
Deferred	(14)	(2)	7	(9)
Total	$99	$46	$717	$862

2018:
Current	$273	$75	$399	$747
Deferred	477	(50)	99	526
Total	$750	$25	$498	$1,273

At June 30, 2019, the Company had net US deferred tax assets of approximately $1.8 million. Due to uncertainties surrounding the Company’s ability to generate future capital gains, a valuation allowance has been established to offset carry-forwards of its capital losses due to investments previously written off. Additionally, the future utilization of the Company’s federal and state NOLs to offset future taxable income have been determined to be subject to an annual limitation pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383 as a result of ownership changes that have previously occurred.

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

At June 30, 2019, the Company had combined federal and state NOLs of approximately $3.6 million and $1.3 million, respectively. The federal and state tax loss carry-forwards will begin to expire in 2027 and 2027, respectively, unless previously utilized.

Significant components of the Company’s net deferred tax assets at June 30, 2019 and 2018 are shown below. A valuation allowance of $1.2 million and $1.2 million has been established to offset the net deferred tax assets as of June 30, 2019 and 2018, respectively. The net decrease in the valuation allowance for the year ended June 30, 2018 was $0.5 million, related to the change in federal tax rate discussed below.

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets (liabilities) consist of the following at June 30, 2019 and 2018 (in thousands):

	June 30,	June 30,
	2019	2018
Deferred tax assets:
State taxes	$39	$34
Net operating loss carry-forwards	762	902
Write-down of investments	1,174	1,183
Deferred revenue	292	116
Equity-based compensation	150	87
Reserves and accruals	284	278
Deferred rent	1	1
Domestic intangible and other long-lived assets	5	-
Tax credits	-	42
Total deferred tax assets	2,707	2,643

Deferred tax liabilities:
Foreign intangible and other long-lived assets	(903)	(872)
Domestic intangible and other long-lived assets	-	(56)
Unremitted foreign earnings	-	(70)
Total deferred tax liabilities	(903)	(998)

Valuation allowance	(1,174)	(1,183)
Net deferred tax assets	$630	$462

The provision (benefit) for income taxes for the years ended June 30, 2019 and 2018 differs from the amount computed by applying the US federal income tax rates to net income from continuing operations before taxes as a result of the following (in thousands):

	June 30,
	2019	2018
Taxes at federal statutory rates	$961	$1,236
State taxes, net of federal benefit	36	98
Rate changes	-	785
Unrecognized tax benefits	-	141
Permanent items and other	49	(360)
Research and development	(87)	(272)
Differential in UK corporate tax rate	(122)	(322)
Unremitted foreign earnings	(69)	279
Deemed repatriation tax	-	217
Stock compensation	(48)	5
Foreign dividends	453	-
Foreign tax credits	(311)	-
Change in valuation allowance	-	(534)
Provision for income taxes	$862	$1,273

On December 22, 2017, new U.S. federal tax legislation, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act significantly revises the U.S. corporate tax by implementing a territorial system and imposing a repatriation on deemed repatriated earnings of foreign subsidiaries. The Company derived that the enactment of the Tax Act resulted in a tax of approximately $0.3 million.

The Tax Act was a significant modification of existing U.S. federal tax law and contained several provisions which impacted the provision of the Company in fiscal year end June 30, 2018 and will impact the Company's tax position in future years. Among other things, the Tax Act permanently lowered the federal corporate tax rate to 21% from the existing maximum tax rate of 35%, effective for years including or commencing January 1, 2018. Due to the Company's fiscal year ending on June 30, 2018, the federal tax rate was adjusted on a per-day computation based on the number of days in 2017 and 2018 with the old and new federal tax rates (the "blended tax rate"). For the fiscal year ended June 30, 2018, the Company recorded tax expense of approximately $0.8 million primarily due to the remeasurement of deferred tax assets at the reduced federal corporate tax rate of 21%.

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

The Tax Act also subjects U.S. corporations to tax on Global Intangible Low-Taxed Income (“GILTI”), which imposes tax on foreign earnings in excess of a deemed return on tangible assets. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision for which no provisional amounts have been recorded in the Company’s Consolidated Financial Statements. An accounting policy election can be made to either record deferred taxes related to GILTI or to record the related taxes in the period in which they occur. For the year ended June 30, 2019, the Company derived that the enactment of the GILTI tax will result in a tax of approximately $0.1 million.

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

Operating Leases

The Company leases its facilities and certain equipment pursuant to month-to-month and non-cancelable operating lease agreements that expire on various dates through March 2028. Terms of the leases provide for monthly payments ranging from $150 to $18,900. The Company incurred rent expense totaling approximately $0.5 million for the both years ended June 30, 2019 and 2018, respectively. Future annual minimum payments under non-cancelable operating leases are as follows (in thousands):

For the years ended June 30,
2020	$519
2021	488
2022	397
2023	227
2024	230
Thereafter	608
Total operating lease obligations	$2,469

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

During the years ended June 30, 2019 and 2018, the Company issued 28,141 and 30,571 shares of common stock, respectively, net of shares surrendered for tax withholding, for the vesting of shares granted to the non-management members of the Board of Directors under the Company’s 2007 LTIP and 2017 EIP and in lieu of cash compensation.

Stock Repurchase Plan

The Company’s Board of Director’s authorized the repurchase of up to $2.0 million of its common stock effective September 19, 2018 (“Stock Repurchase Plan”). Stock repurchases may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. As of June 30, 2019, the Company repurchased 41,765 shares of common stock under the Stock Repurchase Plan for a total cost of approximately $0.3 million.

Treasury Stock

During the year ended June 30, 2019, the Company repurchased 41,765 shares of common stock in treasury, at a cost of $0.3 million under the Stock Repurchase Plan. During the years ended June 30, 2019 and 2018, the Company repurchased and retired 3,566 and 5,599 shares, respectively, of common stock for treasury, with an original cost of $27,000 and $47,000, respectively.

 Stock-Based Compensation

Stock-based compensation expense for restricted stock and stock issuances of $1.0 million and $0.6 million was recorded in the years ended June 30, 2019 and 2018, respectively, and was recorded primarily in general and administrative expenses in the statements of comprehensive income. As of June 30, 2019, $0.8 million of total unrecognized stock-based compensation expense related to restricted stock is expected to be recognized over approximately 3.2 years.

A summary of the Company's common stock option activity is presented below (shares in thousands):

	Options Outstanding
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding - July 1, 2018	68	$1.30
Options granted	-	-
Options exercised	(18)	1.90
Options cancelled	-	-
Options outstanding - June 30, 2019	50	$1.09	1.8	$362
Options exercisable - June 30, 2019	50	$1.09	1.8	$362
Options exercisable and vested - June 30, 2019	50	$1.09	1.8	$362

During the year ended June 30, 2019, the Company issued 13,723 shares of common stock in connection with the cashless exercise of stock options to purchase 18,099 shares of the Company's common stock.  The total intrinsic value of the stock options exercised during the year ended June 30, 2019 was $0.1 million.

The aggregate intrinsic value represents the total pre-tax amount of proceeds, net of the exercise price, which would have been received by the option holders if all option holders had exercised and immediately sold all options with an exercise price lower than the market price of the Company's common stock on June 30, 2019.

During the years ended June 30, 2019 and 2018, the Company granted a total of 20,000 and 240,000 restricted shares of common stock, respectively, to employees under the 2017 EIP, valued at $0.1 million and $1.5 million, respectively. The restricted stock vests when the Company's volume weighted average price ("VWAP") per share is at or above certain levels.

A summary of the Company's restricted common stock activity is presented below (shares in thousands):

		Weighted Average
	Number of Shares	Initial Value Price
	(in thousands)	Per Share
Restricted stock outstanding - July 1, 2018	450	$4.25
Issuance of restricted stock	20	6.12
Vesting	(130)	3.22
Forfeitures	-	-
Restricted stock outstanding - June 30, 2019	340	$4.76

The fair value of the restricted stock awards vested was $3.5 million for the fiscal year ended June 30, 2019.

A summary of the vesting levels of the Company's restricted common stock is presented below (shares in thousands):

		Weighted Average
	Number of	Initial Value Price
	Shares	Per Share
30 day VWAP per share vesting level (1):
$10.00 per share	124	$4.72
$11.00 per share	126	$4.74
$12.00 per share	86	$4.78
$13.00 per share	4	$6.12

(1)	The outstanding restricted stock becomes vested when the Company’s 30-day volume weighted average price (“VWAP”) per share is at or above these levels.

During the years ended June 30, 2019 and 2018, the Company withheld 4,053 and 4,531 shares of common stock at a cost of $34,000 and $33,000, respectively, for the payment of taxes on shares that vested during the year.

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

During the years ended June 30, 2019 and 2018, the Company issued 10,406 and 14,712 shares of common stock, respectively, to employees, including executive officers, under the ESPP in lieu of compensation, which shares of common stock were valued at approximately $0.1 million based on the closing market price of the Company’s common stock on January 2, 2018 and December 31, 2018, and $0.1 million based on the closing market price of the Company’s common stock on January 1, 2017 and July 1, 2017, respectively.

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company has a retirement plan that complies with Section 401(k) of the Internal Revenue Code. All US employees are eligible to participate in the plan. The Company’s contribution to the 401(k) Plan is at the discretion of the Board of Directors. The Company matches 100% of elective deferrals subject to a maximum of 3% of the participant’s eligible earnings. The Company’s matching contributions to the 401(k) for the years ended June 30, 2019 and 2018 were $0.1 million and $0.1 million, respectively.

The Company has a defined contribution retirement plan ("UK Plan") that all UK employees are eligible to participate in. The Company’s contribution to the UK Plan is at the discretion of the Board of Directors. The Company matches 100% of elective deferrals subject to a maximum of 3% of the participant’s eligible earnings. The Company’s matching contributions to the UK Plan for the years ended June 30, 2019 and 2018 were $0.2 million and $0.2 million, respectively.

NOTE 9. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to June 30, 2019, through the filing date of this Annual Report on Form 10-K. Based on its evaluation, there are no events other than as disclosed below that are required to be disclosed herein.

On August 30, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kerridge and Chickadee Holdings Inc., a Delaware corporation and wholly-owned indirect subsidiary of Kerridge (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Kerridge (the “Merger”).

Pursuant to the Merger Agreement, upon the closing of the Merger (the “Closing”), each share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than shares of treasury stock owned by each of the Company, Kerridge or Merger Sub, shares owned by any other subsidiary of Kerridge or the Company or shares with respect to which appraisal rights have been properly exercised in accordance with the General Corporation Law of the State of Delaware) will be converted into the right to receive $12.12 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”). Each Company option outstanding immediately prior to the effective time of the Merger, whether or not then vested or exercisable, will be cancelled and converted into the right to receive, for each share of Company common stock subject to such stock option, an amount in cash, without interest, equal to the excess, if any, of the Merger Consideration over the per share exercise price of such option. Each share of Company restricted stock outstanding immediately prior to the effective time of the Merger will vest and be cancelled and converted into the right to receive an amount in cash, without interest, equal to the Merger Consideration. Additionally, the right of each participant of each of the Company’s employee stock purchase plans (each, a “Company ESPP”) to purchase shares of Common Stock under each such Company ESPP will terminate as of the date of the Merger Agreement and all amounts allocated to each such participant’s account under each such Company ESPP will be returned to each such participant.

The consummation of the Merger is subject to customary closing conditions, including, without limitation, (i) receiving the approval of holders of a majority of the voting power of the outstanding Common Stock, which approval was effected after execution of the Merger Agreement, by written consent of the Principal Stockholders (as defined below) (the “Written Consent”), (ii) the absence of legal restraints preventing the consummation of the Merger, (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement), (iv) subject to certain qualifications, the accuracy of representations and warranties of the Company, Kerridge and Merger Sub, (v) the performance in all material respects of the obligations of the Company, and (iv) the passing of twenty (20) days from the date on which the Company mails to the Company’s stockholders the information statement in definitive form.

The Merger Agreement contains certain customary covenants, including covenants providing (i) for each of the parties thereto to use their reasonable best efforts to cause the Merger and the other transactions contemplated by the Merger Agreement to be consummated and (ii) for the Company to carry on its business in the ordinary course in all material respects during the interim period between the execution of the Merger Agreement and the completion of the Merger.

The Merger Agreement contains customary termination rights for the parties thereto, including, among other things, the right to terminate in the event that the Merger has not been consummated on or before November 29, 2019. Additionally, depending upon specified circumstances set forth in the Merger Agreement, (i) the Company has agreed to pay to Kerridge a termination fee equal to $3,100,000, including in connection with a termination of the Merger Agreement by the Company in order to enter into a Superior Proposal (as defined in the Merger Agreement), and (ii) Kerridge has agreed to pay to the Company a termination fee equal to $8,400,000.

On August 30, 2019, following execution of the Merger Agreement, holders of an aggregate of 6,385,657 shares of Common Stock (collectively, the “Principal Stockholders”), which shares constituted approximately 50.58% of the voting power of the outstanding shares of the Common Stock, executed and delivered the Written Consent approving and adopting the Merger Agreement. No further approval of the Company’s stockholders is required to adopt the Merger Agreement. Following delivery of the Written Consent, pursuant to the terms of the Merger Agreement, the Company may not engage in any further discussions or solicitations regarding the potential acquisition of the Company by any third party, and the Company has no ability to terminate the Merger Agreement in order to enter into an alternative transaction. The foregoing description of the Written Consent does not purport to be a complete description and is qualified in its entirety by reference to the Written Consent, the form of which is attached to the Merger Agreement as Exhibit C.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger, dated August 30, 2019, by and among MAM Software Group, Inc., Kerridge Commercial Systems Group Limited, and Chickadee Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K filed with the SEC on September 3, 2019).

3(i)	Certificate of Incorporation of MAM Software Group, Inc., as amended (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2013).
3(ii)	Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form SB-2 filed with the SEC on February 16, 2007).
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on February 16, 2007).
4.2	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on September 25, 2013).
4.3	Term Note dated March 2, 2017, in the principal amount of $8,750,000 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on March 8, 2017).
10.1

Credit Agreement dated as of March 2, 2017, among MAM Software Group, Inc. and Univest Bank and Trust Co. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on March 8, 2017).

10.2	Revolving Credit Note dated March 2, 2017, in the principal amount of $2,750,000 (incorporate by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on March 8, 2017).
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

10.7	2007 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D of the Company’s revised Definitive Proxy Statement filed with the SEC on May 19, 2008).
10.8	2017 Equity Incentive Plan (incorporate by reference to Appendix D of the Company's Definitive Proxy Statement filed with the SEC on October 28, 2016).
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