Form 10-K/A
period 2019-06-30
MAM SOFTWARE GROUP, INC.
filed 2019-09-30
CIK 832488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our annual report on Form 10-K for the fiscal year ended June 30 2019, filed on September 30, 2019 to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T.

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